Form 10QSB
period 2002-08-31
REXRAY CORP
filed 2002-10-15
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: August 31, 2002          Commission File Number 000-49908
                   ---------------                                 ---------


                               REXRAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                               75-3056237
 ------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



10077 E. County Line Road, Longmont, Colorado                         80501
---------------------------------------------                       ----------
(Address of principal executive offices)                            (Zip code)


                                 (303) 772-3316
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X             No
                                         ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                                   1,160,000
--------------------------                          ----------------------------
      Class                                         Number of shares outstanding
                                                        at October 11, 2002

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, August 31, 2002 (unaudited) .................   3
     Condensed statements of operations, three months ended
        August 31, 2002 (unaudited) and May 2, 2002 (inception)
        through August 31, 2002 (unaudited) ...............................   4
     Condensed statements of cash flows, three months ended
        August 31, 2002 (unaudited) and May 2, 2002 (inception)
        through August 31, 2002 (unaudited) ...............................   5
     Notes to unaudited condensed financial statements ....................   6

     Item 2.  Plan of Operation ...........................................   8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ...........................................   9
     Item 2.  Changes in Securities .......................................   9
     Item 3.  Defaults Upon Senior Securities .............................   9
     Item 4.  Submission of Matters to a Vote of Security Holders .........   9
     Item 5.  Other Information ...........................................   9
     Item 6.  Exhibits and Reports on Form 8-K ............................   9

     Signatures ...........................................................  10

Part 1. Item 1. Financial Information
------          ---------------------


                               REXRAY CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                 August 31, 2002

                                     Assets

Cash ............................................................      $    811
                                                                       ========

                    Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities ....................           750
                                                                       --------
                  Total liabilities .............................           750
                                                                       --------

Shareholders' equity:
    Preferred stock .............................................          --
    Common stock ................................................        11,600
    Additional paid-in capital ..................................         1,245
    Deficit accumulated during development stage ................       (12,784)
                                                                       --------
                  Total shareholder's equity ....................            61
                                                                       --------

                                                                       $    811
                                                                       ========

            See accompanying notes to condensed financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                    May 2, 2002
                                                    Three Months    (Inception)
                                                      Ended           Through
                                                      August 31,     August 31,
                                                       2002 *          2002
                                                     -----------    -----------
Operating expenses:
    Stock-based compensation:
       Incorporation and organization services ...   $      --      $     8,000

    Professional fees ............................         1,535          3,035
    Contributed services (Note 2) ................         1,245          1,245
    Rent, related party (Note 2) .................           300            400
    Other ........................................            18            104
                                                     -----------    -----------
                   Total operating expenses ......         3,098         12,784
                                                     -----------    -----------

                   Loss before income taxes ......        (3,098)       (12,784)

Income tax provision (Note 3) ....................          --             --
                                                     -----------    -----------

                   Net loss ......................   $    (3,098)   $   (12,784)
                                                     ===========    ===========

Basic and diluted loss per share .................   $     (0.00)
                                                     ===========

Basic and diluted weighted average
    common shares outstanding ....................     1,156,667
                                                     ===========


* The Company was incorporated on May 2, 2002; therefore, no comparative period for the three months ended August 31, 2001 is presented.

            See accompanying notes to condensed financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                          May 2, 2002
                                                          Three Months    (Inception)
                                                             Ended          Through
                                                           August 31,      August 31,
                                                            2002 *           2002
                                                            -------         -------
                     Net cash used in
                         operating activities ..........    $(1,103)        $(2,789)
                                                            -------         -------

Cash flows from financing activities:
    Proceeds from the sale of common stock (Note 4) ....        200           3,600
                                                            -------         -------

                                                            -------         -------
                     Net cash provided by
                         financing activities ..........        200           3,600
                                                            -------         -------

                         Net change in cash ............       (903)            811

Cash, beginning of period ..............................      1,714            --
                                                            -------         -------

Cash, end of period ....................................    $   811         $   811
                                                            =======         =======

Supplemental disclosure of cash flow information:
    Income taxes .......................................    $  --           $  --
                                                            =======         =======
    Interest ...........................................    $  --           $  --
                                                            =======         =======


* The Company was incorporated on May 2, 2002; therefore, no comparative period for the three months ended August 31, 2001 is presented.

            See accompanying notes to condensed financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note 1:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-SB for the period ended May 31, 2002 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended August 31, 2002 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of August 31, 2002, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

The Company paid rent to Amery Coast Corporation, an affiliate under common control, for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as rent, related party.

An officer contributed time and effort to the Company valued at $1,245 for the three months ended August 31, 2002. The time and effort was valued by the officers between $20 and $75 per hour based on the level of services performed and is included in the accompanying condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended August 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note 4:  Shareholders' Equity

During the three months ended August 31, 2002, the Company sold 20,000 shares of its common stock for $.01 per share. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's officer and director. The Company received proceeds from the offering totaling $200.

                               REXRAY CORPORATION
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Following is a schedule of changes in shareholders' equity for the three months ended August 31, 2002:

                                                                                          Deficit
                                                                                        Accumulated
                                                   Common Stock           Additional       During
                                              -----------------------     Paid-In        Development
                                                Shares       Amount       Capital           Stage         Total
                                              ----------   ----------     ----------     ----------    ----------

Balance at June 1, 2002 ..................     1,140,000   $   11,400     $    --        $   (9,686)   $    1,714


Shares sold in private placement
    offering at $.01 per share ...........        20,000          200          --               --            200

Services contributed by an officer .......           --          --            1,245            --          1,245

Net loss for the three months
    ended August 31, 2002 ................           --          --                          (3,098)       (3,098)
                                              ----------   ----------     ----------     ----------    ----------

Balance at May 31, 2002 ..................     1,160,000   $   11,600     $    1,245     $  (12,784)   $       61
                                              ==========   ==========     ==========     ==========    ==========

Part I. Item 2. Plan of operation
------          -----------------


                               REXRAY CORPORATION
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------
The Company intends to seek out, investigate, and pursue a merger, acquisition, or other business combination with an operating entity. There have been no revenues from operations since inception, and none are anticipated prior to completing a business combination.

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten hours per month, without compensation, to the affairs of the Company. Should the Company not complete a business combination within the next three to six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company will be able to raise the capital needed to maintain its development stage operations.

The Company has no plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources, it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Part 2. Other Information
------  -----------------

                               REXRAY CORPORATION
                          (A Development Stage Company)

Item 1 - Legal Information.

          No response required.

Item 2 - Changes in Securities.

          No response required.

Item 3 - Defaults Upon Senior Securities.

          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 - Other Information.

          No response required.

Item 6 - Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

               2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

(b)      Reports on Form 8-K:

                  None.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended August 31, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           REXRAY CORPORATION
                                              (Registrant)


DATE:    October 14, 2002                  BY: /s/ James B. Wiegand
         ----------------                      --------------------
                                               James B. Wiegand
                                               President