Form 10QSB
period 2002-11-30
REXRAY CORP
filed 2003-01-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2002           Commission File Number 000-49908
                   -----------------                                  ---------


                               REXRAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                               75-3056237
 ------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



10077 E. County Line Road, Longmont, Colorado                         80501
---------------------------------------------                       ----------
(Address of principal executive offices)                            (Zip code)


                                 (303) 772-3316
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X             No
                                         ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                                   1,180,000
--------------------------                          ----------------------------
      Class                                         Number of shares outstanding
                                                        at January 13, 2003

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

                                      INDEX

                                                                      Page
                                                                      ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, November 30, 2002 (unaudited) .........   3
     Condensed statements of operations, three and six months ended
        November 30, 2002 (unaudited) and May 2, 2002 (inception)
        through November 30, 2002 (unaudited) .......................   4
     Condensed statements of cash flows, six months ended
        November 30, 2002 (unaudited) and May 2, 2002 (inception)
        through November 30, 2002 (unaudited) .......................   5
     Notes to unaudited condensed financial statements ..............   6

     Item 2.  Plan of Operation .....................................   8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information .....................................   9
     Item 2.  Changes in Securities .................................   9
     Item 3.  Defaults Upon Senior Securities .......................   9
     Item 4.  Submission of Matters to a Vote of Security Holders ...   9
     Item 5.  Other Information .....................................   9
     Item 6.  Exhibits and Reports on Form 8-K ......................   9

     Signatures .....................................................  10

     Certifications .................................................  11

Part 1. Item 1. Financial Information
-------         ---------------------

                               REXRAY CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


 November 30, 2002

 Assets

Cash ...............................................................   $    138
                                                                       ========

                    Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities .......................        550
                                                                       --------
                  Total liabilities ................................        550
                                                                       --------

Shareholders' equity:
    Preferred stock ................................................       --
    Common stock ...................................................     11,800
    Additional paid-in capital .....................................      2,690
    Deficit accumulated during development stage ...................    (14,902)
                                                                       --------
                  Total shareholder's equity .......................       (412)
                                                                       --------

                                                                       $    138
                                                                       ========

            See accompanying notes to condensed financial statements


                               REXRAY CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                               May 2, 2002
                                                 Three Months   Six Months     (Inception)
                                                    Ended          Ended         Through
                                                 November 30,   November 30,   November 30,
                                                    2002 *         2002 *          2002
                                                 -----------    -----------    -----------
Operating expenses:
    Stock-based compensation:
       Incorporation and organization services   $      --      $      --      $     8,000
    Professional fees ........................           555          2,090          2,055
    Contributed services (Note 2) ............         1,245          2,490          1,245
    Contributed rent (Note 2) ................           200            200            200
    Rent paid to related party (Note 2) ......           100            400            200
    Other ....................................            18             36            104
                                                 -----------    -----------    -----------
                   Total operating expenses ..         2,118          5,216         11,804
                                                 -----------    -----------    -----------

                   Loss before income taxes ..        (2,118)        (5,216)       (11,804)

Income tax provision (Note 3) ................          --             --             --
                                                 -----------    -----------    -----------

                   Net loss ..................   $    (2,118)   $    (5,216)   $   (11,804)
                                                 ===========    ===========    ===========

Basic and diluted loss per share .............   $     (0.00)   $     (0.00)
                                                 ===========    ===========

Basic and diluted weighted average
    common shares outstanding ................     1,156,667      1,156,667
                                                 ===========    ===========

            See accompanying notes to condensed financial statements

                               REXRAY CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                    May 2, 2002
                                                                     Six Months     (Inception)
                                                                        Ended         Through
                                                                    November 30,    November 30,
                                                                        2002 *          2002
                                                                       -------        --------
Cash flows from operating activities:
    Net loss .......................................................   $(5,216)       $(14,902)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Contributed rent and services (Note 2) ...................     2,690           2,690
          Common stock issued for services .........................       200             200
          Stock-based compensation .................................      --             8,000
       Changes in operating liabilities:
          Accounts payable and accrued liabilities .................       550             550
                                                                       -------        --------
                     Net cash used in
                         operating activities ......................   $(1,776)       $ (3,462)
                                                                       -------        --------

Cash flows from financing activities:
    Proceeds from the sale of common stock (Note 4) ................       200           3,600
                                                                       -------        --------
                     Net cash provided by
                         financing activities ......................       200           3,600
                                                                       -------        --------

                         Net change in cash ........................    (1,576)            138

Cash, beginning of period ..........................................     1,714            --
                                                                       -------        --------

Cash, end of period ................................................   $   138        $    138
                                                                       =======        ========

Supplemental disclosure of cash flow information:
    Income taxes ...................................................   $  --          $   --
                                                                       =======        ========
    Interest .......................................................   $  --          $   --
                                                                       =======        ========

* The Company was incorporated on May 2, 2002; therefore, no comparative period for the six months ended November 30, 2001 is presented.

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended November 30, 2002 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of November 30, 2002, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

The Company paid rent to Amery Coast Corporation ("ACC"), an affiliate under common control, from May 2002 through September 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "rent paid to related party".

During the period from October 2002 through November 2002, ACC contributed office space to the Company. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "contributed rent" expense with a corresponding credit to "additional paid-in capital".

An officer contributed time and effort to the Company valued at $2,490 for the six months ended November 30, 2002. The time and effort was valued by the officers between $20 and $75 per hour based on the level of services performed and is included in the accompanying condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended November 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

                               REXRAY CORPORATION
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note 4:  Shareholders' Equity

During the six months ended November 30, 2002, the Company sold 20,000 shares of its common stock for $.01 per share. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's officer and director. The Company received proceeds from the offering totaling $200.

During the six months ended November 30, 2002, the Company issued 20,000 shares of its common stock to a vendor in exchange for financial printing services. The transaction was valued at the cost of the services rendered. The number of shares issued was based on the contemporaneous sale of common stock to unrelated third parties and other analysis, or $.01 per share ($200).

Following is a schedule of changes in shareholders' equity for the six months ended November 30, 2002:

                                                                                       Deficit
                                                                                     Accumulated
                                                Common Stock            Additional     During
                                            -----------------------      Paid-in     Development
                                             Shares          Amount      Capital        Stage         Total
                                            ---------       -------       ------       -------        ------
Balance June 1, 2002 ....................   1,140,000       $11,400       $ --         $(9,686)       $1,714
Shares sold in private placement
     offering at $.01 per share .........      20,000           200         --            --             200
Shares issued in exchange for
     financial printing services ........      20,000           200         --            --             200
Services contributed by an
     officer ............................        --            --          2,490          --           2,490
Office space contributed by an
     affiliate ..........................        --            --            200          --             200
Net loss for the six months
     ended November 30, 2002 ............        --            --           --            --            --
                                            ---------       -------       ------       -------        ------
               Balance, November 30, 2002   1,180,000       $11,800       $2,690       $(9,686)       $4,804
                                            =========       =======       ======       =======        ======

Part I. Item 2. Plan of operation
------          -----------------

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

Part 2. Other Information
------  -----------------
                               REXRAY CORPORATION
                          (A Development Stage Company)

Item 1 -  Legal Information.

          No response required.

Item 2 -  Changes in Securities.

          During the six months ended November 30, 2002, the Company sold 20,000 shares of its common stock for $.01 per share. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's officer and director. The Company received proceeds from the offering totaling $200.

          During the six months ended November 30, 2002, the Company issued 20,000 shares of its common stock to a vendor in exchange for financial printing services. The transaction was valued at the cost of the services rendered. The number of shares issued was based on the contemporaneous sale of common stock to unrelated third parties and other analysis, or $.01 per share ($200).

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

Item 6 -  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

               2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

          (b)  Reports on Form 8-K:

               None.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended November 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      REXRAY CORPORATION
                                                      (Registrant)


DATE:    January 13, 2003                             BY: /s/ James B. Wiegand
         ----------------                                 ---------------------
                                                          James B. Wiegand
                                                          President