Form 10KSB
period 2003-05-31
REXRAY CORP
filed 2003-08-13
CIK 1175680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2003 Commission file number: 000-49908

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                               REXRAY CORPORATION
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

                                    COLORADO
          ------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   75-3056237
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

                    16200 WCR 18E, Loveland, Colorado 80537
                 -----------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                     Issuer's telephone number: 970-635-0346
                                                ------------

           Securities Registered Under Section 12(b) of the Act: None

                           Securities Registered Under
              Section 12(g) of the Act: Common Stock, No Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting stock held by non-affiliates shares (380,000 of $.01 par value Common Stock) was $0 as of July 15, 2003. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, June 15, 2003 was 1,180,000 shares.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                       Page
                                                                       ----

PART I ...............................................................    1

     Item 1. DESCRIPTION OF BUSINESS .................................    1

     Item 2. DESCRIPTION OF PROPERTY .................................    8

     Item 3. LEGAL PROCEEDINGS .......................................    8

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS ........................................    8

PART II ..............................................................    8


Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ..........................................    8

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....    9

Item 7. FINANCIAL STATEMENTS .........................................    9

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE ........................................     9

PART III .............................................................   10

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ............   10

Item 10. EXECUTIVE COMPENSATION ......................................   10

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ..................................................   10

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   11

Item 13. EXHIBITS AND REPORTS ON FORM 8-K ............................   11

Item 14. CONTROLS AND PROCEDURES......................................   11

                                     PART I

The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Description of Business section (Item 1) and elsewhere in this report.

Item 1. DESCRIPTION OF BUSINESS

(a)  History of the Company

Rexray  Corporation  (the  "Company"  or  the   "Registrant"),   is  a  Colorado
corporation. Our principal business address is 16200 WCR 18E, Loveland, Colorado 80537. Our phone number is 970-635-0346.

We were organized under the laws of the State of Colorado on May 2, 2002 to engage in any lawful corporate undertaking, including selected mergers and acquisitions.

Our only activity to date has been to attempt to locate and negotiate with a business entity for the merger of that target company into our Company.

(b)  Current Operations

Our  current   operations  consist  solely  of  seeking  merger  or  acquisition candidates.

We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company.

We have attempted to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These benefits are commonly thought to include the following:


     * the ability to use registered securities to acquire assets or businesses;

     *    increased visibility in the marketplace;

     *    ease of borrowing from financial institutions;

     *    improved stock trading efficiency;

     *    shareholder liquidity;

     *    greater ease in subsequently raising capital;

     *    compensation of key employees through stock options;

     *    enhanced corporate image;

     *    a presence in the United States capital market.

Target companies interested in a business combination with the Company may include the following:

     * a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

     * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company which desires to become public with less dilution of its common stock than would occur upon an underwriting;

     * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     * a foreign company which may wish an initial entry into the United States securities market;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

     * a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the election by the target business of its own management and board of directors.

The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. At the present time, there is no market for the Company's securities.

(c)  Risks Related to the Plan of Operation

The Company's business is subject to numerous risk factors, including the following:

WE HAVE NO RECENT OPERATING HISTORY, NO OPERATING REVENUES, AND WE HAVE MINIMAL ASSETS. The Company has had no operations nor any revenues or earnings from operations. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company, and numerous other factors beyond the Company's control.

THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

WE HAVE NO AGREEMENT FOR ANY BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved to consider a business combination with it. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our president has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, our president anticipates devoting up to ten hours per month to the business of the Company. The Company's president has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our president. Notwithstanding the combined limited experience and time commitment of our president, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's sole officer and director participates in other business ventures which may result in conflicts of interest and non- arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for the type of merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER. Our plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. However, there can be no assurance that such a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction itself.

THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company will require any potential business combination entity to provide audited financial statements. One or more attractive prospects may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement will be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

(d)  Plan of Operation

We intend to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to management.

We have no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company as a consultant. The president anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

The Company's president is currently involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target business. Management anticipates that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

The Articles of Incorporation of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The Company has, and will continue to have, only limited capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's president who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with all certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

We will in all likelihood not be experienced in matters relating to the business of a target company, and management will rely upon its own experience in accomplishing the business purposes of the Company. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain additional funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

MANNER OF ACQUISITION

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's president and director, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

The Company has adopted a policy that it will not seek an acquisition or merger with any entity in which the Company's officer, director, and controlling shareholder or any affiliate or associate serves as an officer or director or holds any ownership interest.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a competitive disadvantage compared to the Company's competitors.

Item 2. DESCRIPTION OF PROPERTY

The Company currently occupies offices in the home of its president, which location also serves as offices for Amery Coast Corporation as well as other companies. The Company incurs an expense of $100 per month for rent. From inception through September 30, 2002 the Company paid rent to Amery Coast Corporation, and affiliate under common control.

Item 3. LEGAL PROCEEDINGS

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against the sole director and officer of the Company in his capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the reporting period.

                                     PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Principal Market or Markets. The Company's stock has not traded and, at the present time, it has no trading symbol.

(b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock as of July 2003 was approximately 35.

(c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities. NOT APPLICABLE

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           Forward-Looking Statements

Certain statements contained in this annual report on Form 10-KSB including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

                                Plan of Operation

See Part I, Item 1., "Description of Business-Plan of Operation."

                         Liquidity and Capital Resources

At May 31, 2003, the Company's fiscal year end, the Company had cash and cash equivalents of $76, reflecting a decrease of $1,638 from May 31, 2002. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of the business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2004.

Item 7. FINANCIAL STATEMENTS

The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

                               REXRAY CORPORATION
                          (A Development Stage Company)
                          Index to Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Auditors ........................................   F-2

Balance Sheet at May 31, 2003 .........................................   F-3

Statements of Operations for the year ended May 31, 2003,
     the period from May 2, 2002 (inception) through
     May 31, 2002,  and the period from May 2, 2002
     (inception) through  May 31, 2003 ................................   F-4

Statement of Changes in Shareholders' Equity for the period
     from May 2, 2002 (inception) through May 31, 2003 ................   F-5

Statements of Cash Flows for the year ended May 31, 2003,
     the period from May 2, 2002 (inception) through
     May 31, 2002, and the period from May 2, 2002
     (inception) through May 31, 2003 .................................   F-6

Notes to Financial Statements .........................................   F-7

                         Report of Independent Auditors


To the Board of Directors and Shareholders
Rexray Corporation:


We have audited the accompanying balance sheet of Rexray Corporation (a development stage company) as of May 31, 2003, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended May 31, 2003, the period from May 2, 2002 (inception) through May 31, 2002, and the period from May 2, 2002 (inception) through May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexray Corporation as of May 31, 2003, and the results of its operations and its cash flows for the year ended May 31, 2003, the period from May 2, 2002 (inception) through May 31, 2002, and the period from May 2, 2002 (inception) through May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
July 29, 2003

                               REXRAY CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                  May 31, 2003

                                     Assets

Cash ......................................................         $     76
                                                                    ========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities ..............         $  1,500
                                                                    --------
                  Total liabilities .......................            1,500
                                                                    --------

Shareholders' deficit (Notes 2 and 3):
    Preferred stock, no par value; 5,000,000
       shares authorized, -0- shares issued
       and outstanding ....................................             --
    Common stock, no par value; 20,000,000
       shares authorized, 1,180,000 shares
       issued and outstanding .............................           11,800
    Additional paid-in capital ............................            5,415
    Deficit accumulated during development stage ..........          (18,639)
                                                                    --------
                  Total shareholders' deficit .............           (1,424)
                                                                    --------

                                                                    $     76
                                                                    ========
                 See accompanying notes to financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                           May 2,            May 2,
                                                                           2002              2002
                                                                        (Inception)       (Inception)
                                                       Year Ended         Through           Through
                                                        May 31,           May 31,           May 31,
                                                          2003             2002               2003
                                                      -----------       -----------       -----------
Operating expenses:
    Stock-based compensation (Note 2):
       Incorporation and organization services .      $      --         $     8,000       $     8,000
    Contributed services, related party (Note 2)            2,970              --               2,970
    Contributed rent, related party (Note 2) ...              800              --                 800
    Rent, related party (Note 2) ...............              400               100               500
    Professional fees ..........................            4,710             1,500             6,210
    Other ......................................               73                86               159
                                                      -----------       -----------       -----------
                  Total operating expenses .....            8,953             9,686            18,639
                                                      -----------       -----------       -----------

                  Loss before income taxes .....           (8,953)           (9,686)          (18,639)

Income tax provision (Note 4) ..................             --                --                --
                                                      -----------       -----------       -----------

                  Net loss .....................      $    (8,953)      $    (9,686)      $   (18,639)
                                                      ===========       ===========       ===========

Basic and diluted loss per share ...............      $     (0.01)      $     (0.01)
                                                      -----------       -----------

Basic and diluted weighted average
    common shares outstanding ..................        1,167,692         1,140,000
                                                      ===========       ===========

                 See accompanying notes to financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Deficit

                                                                                                               Deficit
                                                                                                              Accumulated
                                                 Preferred Stock           Common Stock          Additional     During
                                               ---------------------   -----------------------    Paid-in     Development
                                               Shares       Amount      Shares        Amount       Capital      Stage        Total
                                               ------      ---------  ----------      -------      ------      --------     -------
Balance at May 2, 2002 (inception) ..........     --       $    --          --        $  --        $ --        $   --       $  --

May 2002, shares issued to an officer
    in exchange for incorporation and
    organization services provided to the
    Company ($.01/share) (Note 2) ...........     --            --       800,000        8,000        --            --         8,000
May 2002, shares sold in private placement
    offering ($.01/share) (Note 3) ..........     --            --       340,000        3,400        --            --         3,400
Net loss, period ended May 31, 2002 .........     --            --          --           --          --          (9,686)     (9,686)
                                               ------      ---------  ----------      -------      ------      --------     -------

Balance at May 31, 2002 .....................     --            --     1,140,000       11,400        --          (9,686)      1,714

July 2002, shares sold in private placement
    offering ($.01/share (Note 3) ...........     --            --        20,000          200        --            --           200
October 2002, shares issued in exchange
    for filing services ($.01/share) (Note 3)     --            --        20,000          200        --            --           200
Office space contributed by an
    affiliate (Note 2) ......................     --            --          --           --           800          --           800
Services contributed by an officer (Note 2) .     --            --          --           --         2,970          --         2,970
Expenses paid by an officer on behalf of
    the Company (Note 2) ....................     --            --          --           --         1,645          --         1,645
Net loss, period ended May 31, 2003 .........     --            --          --           --          --          (8,953)     (8,953)
                                               ------      ---------  ----------      -------      ------      --------     -------

Balance at May 31, 2003 .....................     --       $    --     1,180,000      $11,800      $5,415      $(18,639)    $(1,424)
                                               ======      =========  ==========      =======      ======      ========     =======

                 See accompanying notes to financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                   May 2,      May 2,
                                                                    2002        2002
                                                                (Inception) (Inception)
                                                     Year Ended   Through     Through
                                                       May 31,    May 31,      May 31,
                                                        2003        2002        2003
                                                      --------    --------    --------
Cash flows from operating activities:
    Net loss ......................................   $ (8,953)   $ (9,686)   $(18,639)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Stock-based compensation (Notes 2 and 3) ..        200       8,000       8,200
        Contributed rent and services (Note 2) ....      3,770        --         3,770
        Changes in operating liabilities:
          Increase in accounts payable and
             accrued liabilities ..................      1,500        --         1,500
                                                      --------    --------    --------
                 Net cash used in
                    operating activities ..........     (3,483)     (1,686)     (5,169)
                                                      --------    --------    --------

Cash flows from financing activities:
    Expenses paid by an officer on behalf of
      the Company (Note 2) ........................      1,645        --         1,645
    Proceeds from the sale of common stock (Note 3)        200       3,400       3,600
                                                      --------    --------    --------
                 Net cash provided by
                    financing activities ..........      1,845       3,400       5,245
                                                      --------    --------    --------

                    Net change in cash ............     (1,638)      1,714          76

Cash, beginning of period .........................      1,714        --          --
                                                      --------    --------    --------

Cash, end of period ...............................   $     76    $  1,714    $     76
                                                      ========    ========    ========

Supplemental disclosure of cash flow information:
    Income taxes ..................................   $   --      $   --      $   --
                                                      ========    ========    ========
    Interest ......................................   $   --      $   --      $   --
                                                      ========    ========    ========

                 See accompanying notes to financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Rexray Corporation (the "Company") was incorporated under the laws of Colorado on May 2, 2002 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 and is a "blank check" company. The Company has been in the development stage since inception and has no revenue-producing operations to date. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The  Company   considers  all  highly  liquid  debt  instruments  with  original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at May 31, 2003.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings (Loss) per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                               REXRAY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


At May 31, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Organization Costs

Costs related to the organization of the Company have been expensed as incurred.

Financial Instruments

At March 31, 2003, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

(2)  Related Party Transactions

The Company paid rent to Amery Coast Corporation ("ACC"), an affiliate under common control, for the period from May 2, 2002 (inception) through September 30, 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "rent, related party".

During the period from October 1, 2002 through May 31, 2003, ACC contributed office space to the Company. The office space was valued at $100 per month based on the history of prior payments and is included in the accompanying financial statements as "contributed rent, related party" with a corresponding credit to "additional paid-in capital".

An officer contributed time and effort to the Company valued at $2,970 for the year ended May 31, 2003. The time and effort was valued by the officer between $20 and $75 per hour based on the level of services performed and is included in the accompanying financial statements as "contributed services, related party" with a corresponding credit to "additional paid-in capital".

During the year ended May 31, 2003, an officer paid professional fees on behalf of the Company totaling $1,645. The working capital contributions are included in the accompanying financial statements as "additional paid-in capital".

During May 2002, the Company issued 800,000 shares of it's no par value restricted common stock to an officer of the Company in exchange for incorporation and organization services. On the transaction date, the Company's common stock had no reliable market value. The value of the services could not be objectively measured as the services were rendered by a related party. The shares were valued by the Company at $.01 per share based on contemporaneous common stock sales to unrelated third parties. Stock-based compensation expense of $8,000 was recognized in the accompanying financial statements for the period ended May 31, 2002.

                               REXRAY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


(3)  Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at May 31, 2002.

Private Placement Offering

From May 2002 through July 2002, the Company conducted a private placement offering whereby it sold 360,000 shares of its no par value common stock for $.01 per share pursuant to an exemption from registration claimed under section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. The shares were sold through the Company's officer and director. The Company received proceeds from the offering totaling $3,600.

Stock for Services

During October 2002, the Company issued 20,000 shares of its common stock to a vendor in exchange for financial printing services. The transaction was valued at the cost of the services rendered. The number of shares issued was based on the contemporaneous sale of common stock to unrelated third parties and other analysis, or $.01 per share ($200).

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:
                                                                   May 2, 2002
                                                                   (Inception)
                                                     Year Ended      Through
                                                       May 31,        May 31,
                                                        2003           2002
                                                    ------------   ------------
U.S. Federal statutory graduated rate..........         15.00%         15.00%
State income tax rate,
  net of federal benefit.......................          3.94%          3.94%
Contributed rent and services..................         -7.98%          0.00%
Net operating loss for which no tax
  benefit is currently available...............        -10.96%        -18.94%
                                                    ------------   ------------
                                                         0.00%          0.00%
                                                    ============   ============

                               REXRAY CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


At May 31, 2003, deferred tax assets consisted of a net tax asset of $2,815, due to operating loss carryforwards of $14,869, which was fully allowed for, in the valuation allowance of $2,815. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended May 31, 2003 and the period from May 2, 2002 (inception) through May 31, 2002 totaled $981 and $1,834, respectively. The current tax benefit also totaled $981 and $1,834 for the year ended May 31, 2003 and the period from May 2, 2002 (inception) through May 31, 2002, respectively. The net operating loss carryforward expires through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers. The Company has one director and officer as follows:

Name:              Age:   Position:                        Since:
-----              ----   ---------                        ------

James B. Wiegand   56     Director and President           since May 2002

Mr. Wiegand is president of Amery Coast Corporation, a financial consulting company. From 1975 until 1996 Mr. Wiegand was president and director of Solar Energy Research Corp., a publicly traded company which he founded and took public. Mr. Wiegand obtained his Bachelor of Science Mechanical Engineering degree from the University of Denver in 1969.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

To the best of the knowledge of the Company, based on reports received pursuant to rule 16a-3(e) of the 1934 Act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Item 10. EXECUTIVE COMPENSATION

Mr. Wiegand has not directly received compensation from the Company for his services.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                        Amount and Nature
Name and Address                        of Beneficial             Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                     ----------------          --------

James B. Wiegand                          800,000                   67.8%
16200 WCR 18E
Loveland, CO 80537

All Executive Officers
and Directors as a
Group (1 Person)                          800,000                   67.8%



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During May 2002, the Company issued a total of 8,000,000 shares of Common Stock to its president for services with an agreed upon value of $8,000:

NAME                      NUMBER OF TOTAL SHARES              CONSIDERATION
------                    ---------------------               -------------
James B. Wiegand                 800,000                      Services
                                                              valued at $8,000

The Company paid a total of $1,250 in professional fees to Cordovano and Harvey, P.C. for accounting services during this reporting period.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 3.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

(b) Reports on Form 8-K: None.

Item 14. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed within 90 days of the filing date of this report, James Wiegand, the President of the Company, concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by James Wiegand, the President of the Company.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





(Registrant):                                 Akid Corporation




By:  /s/ James B. Wiegand                    Date:  August 8,2003
     -----------------------
     James B. Wiegand
     President