Form 10QSB
period 2003-08-31
REXRAY CORP
filed 2003-10-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: August 31, 2003              Commission File Number 000-49908
                   ---------------                                     ---------


                               REXRAY CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


                  COLORADO                             75-3056237
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)



    16200 WCR 18E,  Loveland,  Colorado                       80537
    -----------------------------------                       -----
  (Address of principal executive offices)                 (Zip code)


                                 (970) 635-0346
                                 --------------
              (Registrant's telephone number, including area code)



               10077 W. County Line Road, Longmont, Colorado 80501
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  [X]     No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, no par value                          1,780,000
          Class                 Number of shares outstanding at October 13, 2003



--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, August 31, 2003 (unaudited)....................  3
     Condensed statements of operations, three months ended
        August 31, 2003 (unaudited) and May 2, 2002 (inception)
        through August 31, 2003 (unaudited)..................................  4
     Condensed statements of cash flows, three months ended
        August 31, 2003 (unaudited) and May 2, 2002 (inception)
        through August 31, 2003 (unaudited)..................................  5
     Notes to unaudited condensed financial statements......................   6

     Item 2.  Plan of Operation..............................................  8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information..............................................  9
     Item 2.  Changes in Securities..........................................  9
     Item 3.  Defaults Upon Senior Securities................................  9
     Item 4.  Submission of Matters to a Vote of Security Holders............  9
     Item 5.  Other Information..............................................  9
     Item 6.  Exhibits and Reports on Form 8-K...............................  9

     Signatures.............................................................. 10

Part 1. Item 1.  Financial Information



                               REXRAY CORPORATION
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)
                                 August 31, 2003


                                     Assets

Cash..................................................................$         48
                                                                        ===========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities..........................$        500
                                                                        -----------
                  Total liabilities...................................         500
                                                                        -----------

Shareholders' deficit:
    Preferred stock...................................................          --
    Common stock......................................................      11,800
    Additional paid-in capital........................................       8,215
    Deficit accumulated during development stage......................     (20,467)
                                                                        -----------
                  Total shareholders' deficit.........................        (452)
                                                                        -----------

                                                                      $         48
                                                                        ===========



            See accompanying notes to condensed financial statements


                               REXRAY CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                     May 2,
                                                                                                      2002
                                                                  Three Months Ended              (Inception)
                                                                       August 31,                   Through
                                                          -----------------------------------      August 31,
                                                               2003               2002                2003
                                                          ----------------   ----------------   -----------------
Operating expenses:
    Stock-based compensation:
       Incorporation and organization services............ $         --       $         --         $     8,000
    Contributed services, related party (Note 2)..........           --              1,245               2,970
    Contributed rent, related party (Note 2)..............          300                 --               1,100
    Rent, related party (Note 2)..........................           --                300                 500
    Professional fees.....................................        1,500              1,535               7,710
    Other.................................................           28                 18                 187
                                                          ----------------   ----------------   -----------------
                    Total operating expenses..............        1,828              3,098              20,467
                                                          ----------------   ----------------   -----------------

                    Loss before income taxes..............       (1,828)            (3,098)            (20,467)

Income tax provision (Note 4).............................           --                 --                  --
                                                          ----------------   ----------------   -----------------

                    Net loss.............................. $     (1,828)      $     (3,098)       $    (20,467)
                                                          ================   ================   =================

Basic and diluted loss per share.......................... $      (0.00)      $      (0.00)
                                                          ----------------   ----------------

Basic and diluted weighted average
    common shares outstanding.............................    1,180,000          1,156,667
                                                          ================   ================


            See accompanying notes to condensed financial statements


                               REXRAY CORPORATION
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                                May 2,
                                                                                                 2002
                                                                        Three Months Ended    (Inception)
                                                                             August 31,         Through
                                                                 ---------------------------   August 31,
                                                                      2003           2002         2003
                                                                 ------------  -------------  -----------
                      Net cash used in
                         operating activities....................$    (2,528)   $    (1,103)  $   (7,697)
                                                                 ------------  -------------  -----------

Cash flows from financing activities:
    Expenses paid by an officer on behalf of
       the Company (Note 2)......................................      2,500             --        4,145
    Proceeds from the sale of common stock (Note 3)..............         --            200        3,600
                                                                 ------------  -------------  -----------
                      Net cash provided by
                         financing activities....................      2,500            200        7,745
                                                                 ------------  -------------  -----------

                         Net change in cash......................        (28)          (903)          48

Cash, beginning of period........................................         76          1,714           --
                                                                 ------------  -------------  -----------

Cash, end of period..............................................$        48    $       811   $       48
                                                                 ============  =============  ===========

Supplemental disclosure of cash flow information:
    Income taxes.................................................$        --    $        --   $       --
                                                                 ============  =============  ===========
    Interest.....................................................$        --    $        --   $       --
                                                                 ============  =============  ===========



See accompanying notes to condensed financial statements

                               REXRAY CORPORATION
                          (A Development Stage Company)


                Notes to Unaudited Condensed Financial Statements

Note 1:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB filed for the year ended May 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended August 31, 2003 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of August 31, 2003, the Company has devoted substantially all of its efforts to financial planning and raising capital.

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

The Company paid rent to Amery Coast Corporation ("ACC"), an affiliate under common control, from May 2002 through September 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "rent, related party".

During the period from October 2002 through August 31, 2003, ACC contributed office space to the Company. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "contributed rent, related party" expense with a corresponding credit to "additional paid-in capital".

During the three months ended August 31, 2003, an officer contributed $2,500 to the Company for working capital. The working capital contributions are included in the accompanying financial statements as "additional paid-in capital".

An officer contributed time and effort to the Company valued at $2,970 for the year ended May 31, 2003. The time and effort was valued by the officer between $20 and $75 per hour based on the level of services performed and is included in the accompanying financial statements as "contributed services, related party" with a corresponding credit to "additional paid-in capital".

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                               REXRAY CORPORATION
                          (A Development Stage Company)

                Notes to Unaudited Condensed Financial Statements

Note 4:  Subsequent events

Common stock sales

During September 2003, the Company sold 600,000 shares of its common stock for gross proceeds totaling $30,000 ($.05 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's officer and director. Following the stock sales, the Company's issued and outstanding common stock increased from 1,180,000 shares to 1,780,000 shares.

Acquisition Agreement and Change of Control

On September 30, 2003, the Company entered into an Acquisition Agreement (the "Agreement") with CytoDyn of New Mexico, Inc. ("CytoDyn"), a New Mexico corporation. Under the terms of the Agreement, the Company agrees to affect a one for two (1:2) reverse stock split and issue to CytoDyn 5,362,640 post-split shares of the Company's common stock in exchange for the following assets:

     1.   The trademarks CytoDyn and Cytolin and related trademark symbol;

     2. The assignment of certain patent license agreement dated July 1, 1994 by and between Allen D. Allen and CytoDyn of New Mexico, Inc. and covers U.S. patent numbers 5424066, 5651970, and 6534057; and

     3.   A cash payment of $10,000.

Following the closing of the agreement, the Company would have approximately 6,277,640 shares of its common stock issued and outstanding, of which CytoDyn would own approximately 85.4 percent, resulting in a change of control in the Company.

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

The Company has no full-time employees, incurs nominal rent and administrative expenses of approximately $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten hours per month, without compensation, to the affairs of the Company. Through August 31, 2003, the Company has been operating on working capital contributed by the Company's president. Should the Company not complete a business combination within the next three to six months, the Company plans to raise additional working capital through the sale of its common stock. There is no assurance that the Company's president will continue to provide working capital or that Company will be able to raise the capital needed to maintain its development stage operations.

Acquisition Agreement:

As of the date of this report, the Company had entered into an Acquisition Agreement (the "Agreement") with CytoDyn of New Mexico, Inc. ("CytoDyn"), a New Mexico corporation. Under the terms of the Agreement, the Company agrees to affect a one for two (1:2) reverse stock split and issue to CytoDyn 5,362,640 post-split shares of the Company's common stock in exchange for the following assets:

     1.   The trademarks CytoDyn and Cytolin and related trademark symbol;

     2. The assignment of certain patent license agreement dated July 1, 1994 by and between Allen D. Allen and CytoDyn of New Mexico, Inc. and covers U.S. patent numbers 5424066, 5651970, and 6534057; and

     3.   A cash payment of $10,000.

Following the closing of the agreement, the Company would have approximately 6,277,640 shares of its common stock issued and outstanding, of which CytoDyn would own approximately 85.4 percent, resulting in a change of control in the Company. The Agreement had not closed as of the date of this report.

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

Part 2.   Other Information
-------   -----------------

Item 1 -  Legal Information.

          No response required.

Item 2 -  Changes in Securities.

          During September 2003, the Company sold 600,000 shares of its common stock for gross proceeds totaling $30,000 ($.05 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's officer and director. Following the stock sales, the Company's issued and outstanding common stock increased from 1,180,000 shares to 1,780,000 shares.

Item 3 -  Defaults Upon Senior Securities.

          No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

          No response required.

Item 5 -  Other Information.

          No response required.

Item 6 - Exhibits and Reports on Form 8-K.

          (a)  Exhibits:


               31.1 CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

               32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO


(b) Reports on Form 8-K:

                  None.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended August 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REXRAY CORPORATION
                                         (Registrant)


DATE:    October 13, 2003                BY: /s/ James B. Wiegand
         ----------------                   ---------------------
                                                 James B. Wiegand
                                                 President