Form 10QSB
period 2003-11-30
CYTODYN INC
filed 2004-01-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: November 30, 2003            Commission File Number 000-49908
                   -----------------                                   ---------



                                  CYTODYN, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                      75-3056237
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


200 West De Vargas St., Suite 1, Santa Fe, NM                87501
---------------------------------------------             ----------
  (Address of principal executive offices)                (Zip code)

                                 (505) 988-5520
                                 --------------
              (Registrant's telephone number, including area code)

              Rexray Corporation: 16200 WCR 18E, Loveland, CO 80537
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X   No
                                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                                 6,252,640
--------------------------                                 ---------
           Class                                 Number of shares outstanding
                                                 at January 10, 2004

--------------------------------------------------------------------------------
                     This document is comprised of 14 pages.

                                      INDEX

                                                                          Page
                                                                        --------
PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed balance sheet, November 30, 2003 (unaudited)................    3
  Condensed statements of operations, three and six months ended
     November 30, 2003 (unaudited) and 2002 (unaudited), and May 2,
     2002 (inception) through November 30, 2003 (unaudited).............    4
  Condensed statements of cash flows, six months ended
     November 30, 2003 (unaudited) and 2002 (unaudited) and May 2,
     2002 (inception) through November 30, 2003 (unaudited).............    5
  Notes to condensed financial statements (unaudited)...................    6

  Item 2.  Plan of Operation............................................    8

  Item 3.  Controls and Procedures......................................   10

PART 2 - OTHER INFORMATION

  Item 1.  Legal Information............................................   12
  Item 2.  Changes in Securities........................................   12
  Item 5.  Other Information............................................   13
  Item 6.  Exhibits and Reports on Form 8-K.............................   13

  Signatures............................................................   14

Part 1. Item 1. Financial Information
-------         ---------------------

                                  CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                November 30, 2003

                                     Assets

Cash ......................................................   $   12,179
Deposit ...................................................          495
                                                              ----------

                                                              $   12,674
                                                              ==========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities ..............   $   95,884
    Indebtedness to related parties (Note 3) ..............       76,694
    Note payable (Note 4) .................................       30,000
    Accrued interest payable (Note 4) .....................          145
                                                              ----------
                  Total liabilities .......................      202,723
                                                              ----------

Commitment (Note 7) .......................................         --

Shareholders' deficit (Note 5):
    Preferred stock .......................................         --
    Common stock ..........................................       41,800
    Additional paid-in capital ............................     (153,163)
    Deficit accumulated during development stage ..........      (78,686)
                                                              ----------
                  Total shareholders' deficit .............     (190,049)
                                                              ----------

                                                              $   12,674
                                                              ==========







            See accompanying notes to condesed financial statements

                                 CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                                                  May 2,
                                                                                                                   2002
                                                       Three Months Ended             Six Months Ended         (Inception)
                                                           November 30,                  November 30,            Through
                                                   --------------------------    --------------------------    November 30,
                                                       2003           2002           2003           2002           2003
                                                   -----------    -----------    -----------    -----------    -----------
Operating expenses:
    Stock-based compensation:
       Incorporation and organization services..   $      --      $      --      $      --      $      --      $     8,000
    Compensation ...............................        45,000           --           45,000           --           45,000
    Contributed services, related party (Note 3)          --            1,245           --            2,490          2,970
    Contributed rent, related party (Note 3) ...           250            200           500.            200          1,300
    Rent, related party (Note 3) ...............          --              100           --              400            500
    Rent, other ................................           755           --              755           --              755
    Professional fees ..........................        10,996            555         12,496          2,090         18,706
    Interest income ............................            (3)          --               (3)          --               (3)
    Interest expense ...........................           145           --              145           --              145
    Other ......................................         1,126             18          1,154             36          1,313
                                                   -----------    -----------    -----------    -----------    -----------
                   Total operating expenses ....        58,269          2,118         60,047          5,216         78,686
                                                   -----------    -----------    -----------    -----------    -----------

                   Loss before income taxes ....       (58,269)        (2,118)       (60,047)        (5,216)       (78,686)

Income tax provision (Note 6) ..................          --             --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------

                   Net loss ....................   $   (58,269)   $    (2,118)   $   (60,047)   $    (5,216)   $   (78,686)
                                                   ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ...............   $     (0.02)   $     (0.00)   $     (0.04)   $     (0.01)
                                                   ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..................   * 3,571,320    *   578,334    * 1,441,806    *   578,334
                                                   ===========    ===========    ===========    ===========


*  Restated for 1:2 reverse split of common stock (see Note 2)



            See accompanying notes to condesed financial statements

                                  CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                       May 2,
                                                                                        2002
                                                            Six Months Ended        (Inception)
                                                              November 30,            Through
                                                      --------------------------    November 30,
                                                          2003           2002           2003
                                                      -----------    -----------    -----------
                   Net cash used in
                       operating activities .......   $   (30,397)   $    (1,776)   $   (35,566)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
  Expenses paid by an officer on behalf of
      the Company (Note 3) ........................         2,500           --            4,145
  Proceeds from related party advance (Note 3) ....        10,000           --           10,000
  Proceeds from the sale of common stock (Note 5) .        30,000            200         33,600
                                                      -----------    -----------    -----------
                   Net cash provided by
                       financing activities .......        42,500            200         47,745
                                                      -----------    -----------    -----------

                       Net change in cash .........        12,103         (1,576)        12,179

Cash, beginning of period .........................            76          1,714           --
                                                      -----------    -----------    -----------

Cash, end of period ...............................   $    12,179    $       138    $    12,179
                                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Income taxes ....................................   $      --      $      --      $      --
                                                      ===========    ===========    ===========
  Interest ........................................   $      --      $      --      $      --
                                                      ===========    ===========    ===========

  Non-cash investing and financing transactions:
    Net liabilities acquired in exchange for common
       stock in CytoDyn agreement (Note 2) ........   $   161,578    $      --      $   161,578
                                                      ===========    ===========    ===========




            See accompanying notes to condesed financial statements

                                  CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB filed for the year ended May 31, 2003 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended November 30, 2003 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". On October 28, 2003, CytoDyn, Inc. (the "Company" or the "Registrant", formerly known as Rexray Corporation) closed an Acquisition Agreement with CytoDyn of New Mexico, Inc. ("CytoDyn NM") (see Note
2).

Financial data presented herein are unaudited.

Note 2:  Acquisition Agreement

Terms
-----

On October 28, 2003, the Registrant closed an Acquisition Agreement with CytoDyn NM. Under the terms of the Acquisition Agreement, CytoDyn NM:

          o Assigned the patent license agreement between CytoDyn NM and Allen D. Allen covering United States patent numbers 5,424,066, 5,651,970, and 6,534,057, and related foreign patents and patents pending, for a method of treating HIV disease with the use of monoclonal antibodies;
          o Assigned its trademarks, CytoDyn and Cytolin, and related service trademark symbol; and
          o    Paid $10,000 in cash.
Cytodyn of NM retained all other assets, including its shares of Amerimmune Pharmaceuticals, Inc.

In consideration for the above, the Registrant:

          o    Effected a one-for-two reverse split of its common stock;
          o    Issued 5,362,640 post-split shares of its common stock to CytoDyn
               NM;
          o Amended its Articles of Incorporation to change its name to CytoDyn, Inc.; and
          o    Assumed $161,578 in liabilities related to the assigned assets.

Other Compensation
------------------

The Registrant issued a promissory note in the amount of $30,000 to its former president, James B. Wiegand, for payment of services rendered in connection with the acquisition.

Change in Control
-----------------

Following the closing of the Acquisition Agreement, CytoDyn NM held 5,362,640, or 85.8 percent, of the Registrant's 6,252,640 common shares issued and outstanding, which resulted in a change in control of the Registrant.

Accounting and Valuation
------------------------

The same party (CytoDyn NM) controlled the assigned assets and liabilities before and after the closing of the Acquisition Agreement. Therefore, the assigned assets and liabilities were recorded on the books of the Registrant based on CytoDyn NM's book value on the closing date. On October 28, 2003, the book value of the assigned assets and liabilities was $-0-, and $161,578, respectively. As a result, the Registrant credited liability accounts for $161,578 with an offset against "additional paid-in capital".

Note 3: Related Party Transactions

As part of the above Acquisition Agreement, the Company acquired $161,578 in liabilities of which $66,694 is owed to officers and directors. The liabilities were incurred as a result of maintaining the patents and other intangible assets. The $66,694 is included in the accompanying condensed financial statements as "indebtedness to related parties".

During October 2003, an officer advanced the Company $10,000. The advance does not bear interest and is due on demand. The advance is included in the accompanying condensed financial statements as "indebtedness to related parties".

During the six months ended November 30, 2003, an officer contributed $2,500 to the Company for working capital. The working capital contributions are included in the accompanying financial statements as "additional paid-in capital".

During the period from October 2002 through October 27, 2003, Amery Coast Corporation ("ACC") contributed office space to the Company. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "contributed rent, related party" expense with a corresponding credit to "additional paid-in capital".

The Company paid rent to ACC, an affiliate under common control, from May 2002 through September 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "rent, related party".


An officer contributed time and effort to the Company valued at $2,970 for the year ended May 31, 2003. The time and effort was valued by the officer between $20 and $75 per hour based on the level of services performed and is included in the accompanying financial statements as "contributed services, related party" with a corresponding credit to "additional paid-in capital".

Note 4: Note Payable

Effective October 28, 2003, the Company issued a $30,000 promissory note to its former president as payment for services related to the CytoDyn NM Acquisition
Agreement. The note carries five percent interest rate and is due on January 27, 2004. Accrued interest on the note totaled $145 at November 30, 2003.

Note 5: Shareholders' Deficit

During September 2003, the Company sold 600,000 shares of its common stock for gross proceeds totaling $30,000 ($.05 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's former officer and director.

Following is a schedule of changes in shareholders' deficit for the six months ended November 30, 2003:



                                                 Common stock         Additional
                                           ------------------------     Paid-In      Retained
                                             Shares        Amount       Capital       Deficit        Total
                                           ----------    ----------   ----------    ----------    ----------
Balance, June 1, 2003 ..................    1,180,000    $   11,800   $    5,415    $  (18,639)   $   (1,424)
September 2003, sale of common
    stock, $.05/share ..................      600,000        30,000         --            --          30,000
October 2003, reverse split of
    common stock .......................     (890,000)         --           --            --            --
October 2003, common stock issued in
    CytoDyn NM Acquisition Agreement ...    5,362,640          --       (161,578)         --        (161,578)
Capital contributed by an officer ......         --            --          2,500          --           2,500
Office space contributed by an
    affiliate ..........................         --            --            500          --             500
Net loss for the six months
    ended November 30, 2003 ............         --            --           --         (60,047)      (60,047)
              Balance, November 30, 2003    6,252,640    $   41,800   $ (153,163)   $  (78,686)   $ (190,049)
                                           ==========    ==========   ==========    ==========    ==========


Note 6:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 7: Commitment

The Company entered into a noncancellable operating lease for office space that commenced November 14, 2003 and expires November 30, 2004. Payments required under the operating lease are $495 per month.

Part I.  Item 2.  Plan of operation
-------           -----------------

CytoDyn, Inc. is a development-stage company that plans to develop therapeutic agents for use against disease associated with HIV using licensed patented technology. We intend to develop, and obtain FDA approval for the use of, monoclonal antibodies to treat patients with HIV by protecting the cells of the body's immune system that are otherwise killed by the disease. No revenues have been derived from our licensed technology, but Phase I clinical trials have been conducted with promising outcomes. We plan to continue clinical trials during the next 12 months and thereafter as necessary. We plan to outsource the manufacturing of the antibodies, as we do not have, and do not plan to have, our own manufacturing facilities.

We plan to raise approximately $450,000 through the sale of our common stock in early 2004. These funds will satisfy our cash requirements through June 30, 2004, when additional financing will once again be required, the amount of which will depend on the status of our operations. We also plan to register our common shares on the OTC Bulletin Board within the first six months of 2004.

We currently have 2 full time employees, both officers of the Company. We may obtain additional employees during the latter half of 2004 if our second round of financing is successful.

We have no plans for significant purchases of plant or equipment.

Special note regarding forward-looking statements
-------------------------------------------------
We make statements in this report and the documents incorporated by reference that are considered forward-looking statements under the federal securities laws. You may find many of these statements by looking for words like "intends," "expects," "projects," "believes," "anticipates" or similar expressions in this report. We consider all statements regarding anticipated or future matters, including the following, to be forward-looking statements:

     o    statements about future events and our future financial performance;
     o    financing plans and expectations of internally-generated cash flows;
     o obtaining and maintaining regulatory approval and changes in regulations, including regulatory approvals for Cytolin;
     o    benefits from new technology;
     o    commercial acceptance of new products;
     o    business strategy;
     o    plans and objectives of management for future operations;
     o    competitive position;
     o    competitive pressures;
     o    changing economic conditions; and
     o    our ability to manufacture and distribute our products.

These statements are not guarantees of our future performance. They are based upon our assumptions and assessments only on the date we made them and in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. Our assumptions and assessments include the volume and product mix of sales, estimates of costs and inventory and receivable levels based on preliminary information, and others. Risks, uncertainties, and other important factors could cause actual performance or achievements to be materially different from those we may project. The factors that could cause actual results to differ materially from those in the forward-looking statements include:

     o    industry conditions and competition;
     o reforms in the health care industry or limitations imposed on third party or Medicare reimbursement of health care costs;
     o changes in the Food and Drug Administration approval requirements and process;
     o    the rate of market acceptance of our products, particularly Cytolin;
     o    operational risks and insurance;
     o    risks associated with operating in foreign jurisdictions;
     o product liabilities that may arise in the future which are not covered by insurance or indemnity;
     o the impact of current and future laws and government regulations affecting the pharmaceutical industry and our operation in particular; and
     o    the ability to retain key personnel.

These forward-looking statements represent our estimates and assumptions only on the date they were made. Many of the factors that will determine these items are beyond our ability to control or predict. For these statements, we claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. We caution you not to place reliance on our forward-looking statements, which speak only as of the date of this report or the date of any document incorporated by reference.

All subsequent written and oral forward-looking statements attributed to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I.  Item 3.  Controls and Procedures
-------           -----------------------

Quarterly Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of "disclosure controls and procedures" (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as Exhibits to this Quarterly Report on Form 10-QSB are certifications of the CEO (Exhibit 31.1) and the CFO (Exhibit 31.2), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange
Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting (Internal Controls) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of CYTODYN; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CYTODYN are being made only in accordance with authorizations of management and directors of CYTODYN; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the CYTODYN' assets that could have a material effect on the financial statements. To the extent that components of our Internal Controls are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based on our controls evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part 2.  Other Information
-------  -----------------

Item 1 - Legal Information

         Allen D. Allen and CytoDyn of New Mexico, Inc. had previously licensed the CytoDyn patents and trademarks to Amerimmune Pharmaceuticals, Inc. This license was attached as Document 2 to the annual report on Form 10SB, filed by Amerimmune with the Securities and Exchange Commission on June 29, 2000. The license terminated under its own terms (paragraph
         11.2 thereof) on August 14, 2001, when Amerimmune filed a quarterly report on Form 10Q with the Securities and Exchange Commission, denying that CytoDyn had the inspection rights specified in paragraph 6, page 8 of the license agreement. This provision of the license is required by federal law. The license also terminated when Amerimmune ceased paying the required monthly license fee to Allen. Amerimmune subsequently filed for Chapter 7 bankruptcy protection in the U.S. Bankruptcy Court in Las Vegas, Nevada, and claimed therein that Amerimmune not only owned the rights it had abandoned under the license, but also the major assets of its key vendors. After resigning as an officer and director of Amerimmune, Lewis then attempted to buy all such property rights and other property allegedly owned by Amerimmune for the sum of $10,000. This transaction was rejected by the Bankruptcy Court, which dismissed the bankruptcy petition after directing the Trustee to move for dismissal. Further adverse actions by Mr. Lewis against CytoDyn and its assets are possible, but records of the U.S. Patent and Trademark Office currently show that the patents are owned by Allen D. Allen, the trademarks are owned by CytoDyn, and they are unencumbered by any assignments.

         CytoDyn of New Mexico, Inc and Symbion International, (the CRO that conducted the Phase 1 trial for Cytolin) are currently involved in legal proceedings against the officers and directors of Ammerimmune in the Superior Court of California styled: CytoDyn of New Mexico, Inc. on behalf of itself and for the benefit of all persons disabled by AIDS/HIV; et al, in the County of Los Angeles, Central District, Case No. BC290154 on February 11, 2003. Lewis (only) has filed a counter-action against CytoDyn and its officers and directors in the same case. The counter-claim was filed May 5, 2003. Any monetary damages that CytoDyn recovers from this action will belong to CytoDyn and will be used to further the development of our drug therapies. However, there is no guarantee that CytoDyn will recover any monetary damages through this legal action. Furthermore, since Amerimmune has ceased operations, CytoDyn believes it no longer has an affirmative duty to sue to protect its trademarks. Therefore, CytoDyn's management believes it may now use its business judgment in prosecuting its legal action.


Item 2 - Changes in Securities.

         During September 2003, the Company sold 600,000 shares of its common stock for gross proceeds totaling $30,000 ($.05 per share). The Company relied on an exemption from registration believed by it to be available under Section 3(b) of the Securities Act of 1933 and Rule 505 of Regulation D thereunder in connection with the sales. The offering had only 3 purchasers, each of whom was sophisticated and each of whom was given an offering memorandum and any additional information he requested. The shares were sold through the Company's former officer and director. All shares issued in the offering were restricted.

         Under the terms of an Acquisition Agreement that closed on October 28, 2003, the Company effected a one-for-two reverse split of its common stock and issued 5,362,640 shares of its post-split common stock to CytoDyn New Mexico, Inc. in exchange for certain specified assets and liabilities of CytoDyn of NM. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of the shares, CytoDyn NM being sophisticated and fully informed about the Company, and having agreed that the shares were not being acquired for distribution to the public. All shares issued in the transaction were restricted.

Item 5 - Other Information.

         On October 28, 2003, the Registrant closed an Acquisition Agreement with CytoDyn NM. Under the terms of the Acquisition Agreement, CytoDyn
         NM:

            o Assigned the patent license agreement between CytoDyn NM and Allen D. Allen covering United States patent numbers 5424066, 5651970, and 6534057, and related foreign patents and patents pending, for a method of treating HIV disease with the use of monoclonal antibodies;
            o Assigned its trademarks, CytoDyn and Cytolin, and related service trademark symbol; and
            o     Paid $10,000 in cash.

CytoDyn of New Mexico, Inc. retained all other assets, including its shares of Amerimmune Pharmaceuticals, Inc.

         In consideration for the above, the Registrant:

            o     Effected a one-for-two reverse split of its common stock;
            o Issued 5,362,640 post-split shares of its common stock to CytoDyn NM;
            o Amended its Articles of Incorporation to change its name to CytoDyn, Inc.; and
            o Assumed $161,578 in liabilities related to the assigned assets.

The Registrant also issued a promissory note in the amount of $30,000 to its former president, James Wiegand, for payment of services rendered in connection with the acquisition.


         Following the closing of the Acquisition Agreement, CytoDyn NM held 5,362,640, or 85.8 percent, of the Registrant's 6,252,640 common shares issued and outstanding, which resulted in a change in control of the Registrant.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                 1.     31.1: Certification of the Chief Executive Officer under
                              Section 302 of the Sarbanes-Oxley Act of 2002.
                 2.     31.2: Certification of the Chief Financial Officer under
                              Section 302 of the Sarbanes-Oxley Act of 2002
                 3.     32.1: Certification of the Chief Executive Officer
                              Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 4.     32.2: Certification of the Chief Financial Officer
                              Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)     Reports on Form 8-K:

                 On November 12, 2003, the registrant filed a Form 8-K to report
                 (i) under Item 1. of Form 8-K, the change in control of the Registrant, and (2) under Item 2. of Form 8-K, the acquisition of certain assets and the assumption of certain liabilities of CytoDyn of New Mexico, Inc., and (3) Item 7, Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CYTODYN, INC.
                                        (Formerly Rexray Corporation)
                                               (Registrant)


DATE:    January 14 2004                BY: /s/ Allen D. Allen
         ---------------                   -------------------------------------
                                           Allen D. Allen
                                           President and Chief Executive Officer


DATE:    January 14, 2004               BY: /s/ Corinne E. Allen
         ----------------                  -------------------------------------
                                           Corinne E. Allen
                                           Chief Financial Officer