Form 10QSB
period 2004-02-29
CYTODYN INC
filed 2004-04-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: February 29, 2004            Commission File Number 000-49908
                   -----------------                                   ---------



                                  CYTODYN, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                    75-3056237
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


200 W. DeVargas Street, Suite 1, Santa Fe, New Mexico         87501
-----------------------------------------------------         -----
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
                                                         Yes   X      No
                                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value                             8,019,307
--------------------------         ---------------------------------------------
          Class                    Number of shares outstanding at April 9, 2004

--------------------------------------------------------------------------------
                     This document is comprised of 12 pages.

                           INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed balance sheet, February 29, 2004 (unaudited).....................  3
  Condensed statements of operations, three and nine months ended
     February 29, 2004 (unaudited) and 2003 (unaudited), and May 2,
     2002 (inception) through February 29, 2004 (unaudited)..................  4
  Condensed statements of cash flows, nine months ended
     February 29, 2004 (unaudited) and 2003 (unaudited) and May 2,
     2002 (inception) through February 29, 2004 (unaudited)..................  5
  Notes to condensed financial statements (unaudited)........................  6

  Item 2.  Plan of Operation.................................................  9

  Item 3.  Controls and Procedures...........................................  9

PART 2 - OTHER INFORMATION

  Item 1.  Legal Information................................................  10
  Item 2.  Changes in Securities............................................  10
  Item 3.  Defaults Upon Senior Securities..................................  10
  Item 4.  Submission of Matters to a Vote of Security Holders..............  10
  Item 5.  Other Information................................................  10
  Item 6.  Exhibits and Reports on Form 8-K.................................  10

  Signatures................................................................  11

Part 1. Item 1. Financial Information

                                  CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                February 29, 2004

                                     Assets

Cash .....................................................   $    174,613
Equipment, net ...........................................          1,650
Deposit ..................................................            495
                                                             ------------

                                                             $    176,758
                                                             ============

                      Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities .............   $     93,881
    Indebtedness to related parties (Note 3) .............         71,694
                                                             ------------
                  Total liabilities ......................        165,575
                                                             ------------

Commitment (Note 7) ......................................           --

Shareholders' equity (Note 5):
    Preferred stock ......................................           --
    Common stock .........................................        210,722
    Additional paid-in capital ...........................          8,415
    Deficit accumulated during development stage .........       (207,954)
                                                             ------------
                  Total shareholders' equity .............         11,183
                                                             ------------

                                                             $    176,758
                                                             ============









            See accompanying notes to condesed financial statements

                                  CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                                                   May 2,
                                                                                                                    2002
                                                         Three Months Ended            Nine Months Ended        (Inception)
                                                            February 29,                  February 29,            Through
                                                    --------------------------    --------------------------    February 29,
                                                        2004           2003           2004           2003           2004
                                                    -----------    -----------    -----------    -----------    -----------
Operating expenses:
    Stock-based compensation:
      Incorporation and organization services$ ..          --      $      --      $      --      $      --      $     8,000
    Compensation ................................        10,703           --           55,703           --           55,703
    Contributed services, related party (Note 3)           --              240           --            2,730          2,970
    Contributed rent, related party (Note 3) ....          --              300            500            500          1,300
    Rent, related party (Note 3) ................          --             --             --              400            500
    Rent, other .................................         1,485           --            2,240           --            2,240
    Professional fees ...........................       101,631          1,025        114,127          3,115        120,337
    Interest income .............................           (52)          --              (55)          --              (55)
    Interest expense ............................           296           --              441           --              441
    Other .......................................        15,177             19         16,359             55         16,518
                                                    -----------    -----------    -----------    -----------    -----------
                Total operating expenses ........       129,240          1,584        189,315          6,800        207,954
                                                    -----------    -----------    -----------    -----------    -----------

                Loss before income taxes ........      (129,240)        (1,584)      (189,315)        (6,800)      (207,954)

Income tax provision (Note 6) ...................          --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

                Net loss ........................   $  (129,240)   $    (1,584)   $  (189,315)   $    (6,800)   $  (207,954)
                                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ................   $     (0.02)   $     (0.00)   $     (0.05)   $     (0.01)
                                                    ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ...................  *  6,674,862   *    590,000   *  3,909,985   *    578,334
                                                    ===========    ===========    ===========    ===========


*  Restated for 1:2 reverse split of common stock (see Note 2)











            See accompanying notes to condesed financial statements

                                  CYTODYN, INC.
                          (Formerly Rexray Corporation)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                          May 2,
                                                                                           2002
                                                              Nine Months Ended        (Inception)
                                                                 February 29,            Through
                                                         --------------------------    February 29,
                                                             2004           2003           2004
                                                         -----------    -----------    -----------
                      Net cash used in
                         operating activities ........   $  (191,741)   $    (2,720)   $  (196,910)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
    Equipment purchases ..............................        (1,722)          --           (1,722)
                                                         -----------    -----------    -----------
                      Net cash used in
                         investing activities ........        (1,722)          --           (1,722)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
    Expenses paid by an officer on behalf of
       the Company (Note 3) ..........................         2,500            900          4,145
    Proceeds from related party advance (Note 3) .....        10,000           --           10,000
    Proceeds from the sale of common stock (Note 5) ..       405,000            200        408,600
    Payment of offering costs ........................       (49,500)          --          (49,500)
                                                         -----------    -----------    -----------
                      Net cash provided by
                         financing activities ........       368,000          1,100        373,245
                                                         -----------    -----------    -----------

                         Net change in cash ..........       174,537         (1,620)       174,613

Cash, beginning of period ............................            76          1,714           --
                                                         -----------    -----------    -----------

Cash, end of period ..................................   $   174,613    $        94    $   174,613
                                                         ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes .....................................   $      --      $      --      $      --
                                                         ===========    ===========    ===========
    Interest .........................................   $      --      $      --      $      --
                                                         ===========    ===========    ===========

    Non-cash investing and financing transactions:
       Net liabilities acquired in exchange for common
          stock in CytoDyn agreement (Note 2) ........   $  (161,578)   $      --      $  (161,578)
                                                         ===========    ===========    ===========
       Common stock issued as payment of
          accounts payable (Note 5) ..................   $     5,000    $      --      $     5,000
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and nine months ended February 29, 2004 are not necessarily indicative of the results to be expected for the year.

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

Note 2: Acquisition Agreement

Terms
-----
On October 28, 2003, the Registrant closed an Acquisition Agreement with CytoDyn NM. Under the terms of the Acquisition Agreement, CytoDyn NM:

     o Assigned the patent license agreement between CytoDyn NM and Allen D. Allen covering United States patent numbers 5424066, 5651970, and 6534057, and related foreign patents and patents pending, for a method of treating HIV disease with the use of monoclonal antibodies;
     o Assigned its trademarks, CytoDyn and Cytolin, and related trademark symbol; and
     o    Paid $10,000 in cash

CytoDyn of NM retained all other assets, including its shares of Amerimmune Pharmaceuticals, Inc.

In consideration for the above, the Registrant:

     o    Effected a one-for-two reverse split of its common stock;
     o    Issued 5,362,640 shares of its common stock to CytoDyn NM;
     o Amended its Articles of Incorporation to change its name to CytoDyn, Inc.; and
     o    Accepted $161,578 in liabilities related to the assigned assets

Other Compensation
------------------

The Registrant issued a promissory note in the amount of $30,000 to its former president, James B. Wiegand, for payment of services rendered in connection with the acquisition. This note was paid during the fiscal quarter ended February 29, 2004.

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

Note 3: Related Party Transactions

On December 26, 2003, an officer advanced the Company $50,000 for working capital. The advance did not bear interest and was due on demand. The Company repaid the advance in February 2004.

As part of the above Acquisition Agreement, the Company acquired $161,578 in liabilities of which $61,694 is owed to officers and directors. The liabilities were incurred as a result of maintaining the patents and other intangible assets. The $61,694 is included in the accompanying condensed financial statements as "Indebtedness to related parties".

During October 2003, an officer advanced the Company $10,000. The advance does not bear interest and is due on demand. The advance is included in the accompanying condensed financial statements as "Indebtedness to related parties".

During the six months ended November, 30, 2003, an officer contributed $2,500 to the Company for working capital. The working capital contributions are included in the accompanying financial statements as "Additional paid-in capital".

During the period from October 2002 through October 27, 2003, Amery Coast Corporation ("ACC"), at that time an affiliate under common control contributed office space to the Company. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "Contributed rent, related party" expense with a corresponding credit to "Additional paid-in capital".

The Company paid rent to ACC from May 2002 through September 2002. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as "Rent, related party".

Note 4: Note Payable

Effective October 28, 2003, the Company issued a $30,000 promissory note to its former president as payment for services related to the CytoDyn NM Acquisition Agreement. The note carried a five percent interest rate and was due on January 27, 2004. The Company repaid the $30,000 note, and $442 in accrued interest, in February 2004.


Note 5:  Shareholders' Deficit

During the fiscal quarter ended February 29, 2004, the Company sold 1,250,000 shares of its common stock at $.30 per share for net proceeds totaling $325,500, after deducting commissions of $37,500 and offering costs of $12,000. The
Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales.

During February 2004, the Company issued 16,667 shares of its common stock as payment for a $5,000 officer liability ($.30 per share).

During September 2003, the Company sold 600,000 shares of its common stock for gross proceeds totaling $30,000 ($.05 per share). The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales. The shares were sold through the Company's former officer and director.

Following is a schedule of changes in shareholders' deficit for the nine months ended February 29, 2004:


                                              Common stock         Additional
                                        -----------------------     Paid-In      Retained
                                          Shares       Amount       Capital      Deficit        Total
                                        ----------   ----------    ----------   ----------    ----------
Balance, June 1, 2003 ..............    1,180,000    $   11,800    $    5,415   $  (18,639)   $   (1,424)
Capital contributed by an officer ..         --            --           2,500         --           2,500
September 2003, sale of common
  stock, $.05/share ................      600,000        30,000          --           --          30,000
October 2003, reverse split of
  common stock .....................     (890,000)         --            --           --            --
October 2003, common stock issued in
  CytoDyn NM Acquisition Agreement .    5,362,640      (161,578)         --           --        (161,578)
February 2004, sale of common, less
  offering costs of $49,500 at
  $.30/share .......................    1,250,000       325,500          --           --         325,500
February 2004, common stock issued
  as payment for officer liability .       16,667         5,000          --           --           5,000
Office space contributed by an
  affiliate ........................         --            --             500         --             500
Net loss for the nine months
  ended February 29, 2004 ..........         --            --            --       (189,315)     (189,315)
                                       ----------    ----------    ----------   ----------    ----------
          Balance, February 29, 2004    7,519,307    $  210,722    $    8,415   $ (207,954)   $   11,183
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

Part I.  Item 2.  Plan of operation
-------           -----------------


PLAN OF OPERATION
-----------------

CytoDyn, Inc. is a development-stage company that plans to develop therapeutic agents for use against disease associated with HIV using licensed patented technology. We intend to develop, and obtain FDA approval for the use of, monoclonal antibodies to treat patients with HIV by protecting the cells of the body's immune system that are otherwise killed by the disease. No revenues have been derived from our licensed technology, but Phase I clinical trials have been conducted with promising outcomes. We plan to continue clinical trials during the next 12 months and thereafter if necessary. We plan to outsource the manufacturing of the antibodies, as we do not have, and do not plan to have, our own manufacturing facilities.

We plan to raise approximately $540,000 through the sale through a private placement, of our common stock in early 2004. We collected $375,000 as of February 29, 2004. We expect that these funds will satisfy our cash requirements through December 31, 2004, when additional financing will once again be required, the amount of which will depend on the status of our operations. We also plan to register our common shares on the OTC Bulletin Board within the first six months of 2004.

As of February 29, 2004, we had 2 full time employees, both officers of the Company. We may retain additional employees during the latter half of 2004 if our second round of financing is successful.

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


There was no change in our internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Part 2.    Other Information
-------    -----------------

Item 1 -  Legal Information.

          For information on Legal Proceedings in the case styled: CytoDyn of New Mexico, Inc. on behalf of itself and for the benefit of all persons disabled by AIDS/HIV; Terri Hess, on behalf of himself and for the benefit of all persons disabled By AIDS/HIV, vs. Amerimmune Pharmaceuticals, Inc.; Rex Lewis; Pamela M. Kapustay; Kimberly L. Cerrone; O.B. Parish; Michael A. Davis; and Does 1 through 10 inclusive, Superior Court of California, in the County of Los Angeles, Central District, Case No. BC290154, filed on February 11, 2003, see the Registrant's Form 10QSB for the quarter ended November 30, 2003.

Item 2 - Changes in Securities.

          During the fiscal quarter ended February 29 2004, the Company sold, in a private placement, 1,250,000 shares of its common stock at $.30 per share, for net proceeds totaling $325,500, after deducting commissions of $_37,500 in commissions and other offering costs of $12,000. The Company relied upon exemptions from registration under Regulation D, promulgated under the Securities Act of 1933. All purchasers were accredited investors as that term is defined in Regulation D, and all gave representations that they purchased with an investment intent and with no intention to distribute their shares. All share certificates bear restrictive legends.

          During February 2004, the Company issued 16,667 shares of its common stock as payment for a $5,000 liability to officer Brian McMahon, V.P. ($.30 per share) under Section 4(6) of the Securities Act of 1933. Mr. McMahon was an accredited investor and took the shares with investment intent and not for distribution. The share certificate bears a restrictive legend.

Item 6 - Exhibits and Reports on Form 8-K.

          (a)     Exhibits:

                  3.i (1)  Articles of Incorporation
                  3.i.2 (1) Amendment to Articles of Incorporation
                  3.ii (1) Bylaws
                  31.1:   Section 302 Certification of Allen D. Allen
                  31.2:   Section 302 Certification of Corinne E. Allen
                  32.1:   Section 906 Certification of Allen D. Allen
                  32.2:   Section 906 Certification of Corinne E. Allen

         (1)      See Exhibit Index

         (b)      Reports on Form 8-K:

                  Amendment No 1 to Form 8-K filed on January 12, 2004 to amend and restate Item 1. of the original Form 8-K filed on November 12, 2003 which reported under Item 1, the change of control of the Registrant, formerly Rexray Corporation and to file exhibits to the Form 8-K.

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CYTODYN, INC.
                                       (Formerly Rexray Corporation)
                                               (Registrant)


DATE:    April 14, 2004                BY: /s/ Allen D. Allen
         --------------                   ------------------------------------
                                          Allen D. Allen
                                          President and Chief Executive Officer


DATE:    April 14, 2004                BY: /s/ Corinne E. Allen
         --------------                   ------------------------------------
                                          Corinne E. Allen
                                          Chief Financial Officer



                                Index to Exhibits

Exhibit No.       Exhibit Description                Incorporated by Reference        Filed
                                                     Form   File No   Exhibit No.  Filing Date     Herewith
   3.i      Articles of Incorporation                10SB  000-49908     3.1         7/11/2002
   3.i.2    Amendment to Articles
            of Incorporation                           8K  000-49908     3.i.2      11/12/2003
   3.ii     Bylaws                                   10SB  000-49908     3.2         7/11/200
   31.1:    Section 302 Certification of Allen D. Allen                                                X
   31.2:    Section 302 Certification of Corinne E. Allen                                              X
   32.1:    Section 906 Certification of Allen D. Allen                                                X
   32.2     Section 906 Certification of Corinne E. Allen                                              X
