Form 10QSB
period 2004-08-31
CYTODYN INC
filed 2004-10-13
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: August 31, 2004             Commission File Number 000-49908
                   ---------------                                    ---------



                                 CYTODYN, INC.
       (Exact name of small business issuer as specified in its charter)


            COLORADO                                     75-3056237
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


200 W. DeVargas Street, Suite 1, Santa Fe, New Mexico       87501
-----------------------------------------------------       -----
(Address of principal executive offices)                  (Zip code)

                                 (505) 988-5520
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X     No
                                                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                           8,069,307
--------------------------                           ---------
          Class                  Number of shares outstanding at October 5, 2004

Transitional Small Business Disclosure Format:       Yes         No   X
                                                         -----      -----

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.
--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed balance sheet, August 31, 2004 (unaudited)........................3
  Condensed statements of operations, three months ended
     August 31, 2004 (unaudited) and 2003 (unaudited), and October 28,
     2003 (inception) through August 31, 2004 (unaudited).....................4
  Condensed statements of cash flows, three months ended
     August 31, 2004 (unaudited) and 2003 (unaudited) and October 28,
     2003 (inception) through August 31, 2004 (unaudited).....................5
  Notes to condensed financial statements (unaudited).........................6

  Item 2.  Management's Discussion and Analysis or Plan of Operation..........7

  Item 3.  Controls and Procedures............................................9

PART 2 - OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................9
  Item 2.  Changes in Securities and Small Business Issuer Purchases
             of Equity Securities............................................10
  Item 3.  Defaults Upon Senior Securities...................................10
  Item 4.  Submission of Matters to a Vote of Security Holders...............10
  Item 5.  Other Information.................................................10
  Item 6.  Exhibits..........................................................10

Signatures...................................................................11

Part I, Item 1. Financial Statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                 August 31, 2004

                                     Assets

Current Assets:
    Cash ......................................................   $    76,435
    Prepaid expenses ..........................................         9,854
                                                                  -----------
                  Total current assets ........................        86,289

Property and equipment, less accumulated
    depreciation of $496 ......................................         6,006
Deposit .......................................................           495
                                                                  -----------
                                                                  $    92,790
                                                                  ===========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable ..........................................   $   132,084
    Accrued liabilities .......................................         9,327
    Indebtedness to related parties (Note 2) ..................        71,694
                                                                  -----------
                  Total liabilities ...........................       213,105
                                                                  -----------

Commitments and contingencies (Note 6) ........................          --

Shareholders' deficit (Note 4):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,069,307 shares issued and outstanding ................     1,916,334
    Additional paid-in capital ................................        24,014
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............      (458,751)
                                                                  -----------
                  Total shareholders' deficit .................      (120,315)
                                                                  -----------

                                                                  $    92,790
                                                                  ===========


            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                             October 28,
                                               For the Three Months Ended        2003
                                                        August 31,             Through
                                               --------------------------     August 31,
                                                   2004           2003           2004
                                               -----------    -----------    -----------
Operating expenses:
    General and administrative (Note 8) ....   $   120,409    $     5,043    $   458,139
    Depreciation ...........................           292           --              496
                                               -----------    -----------    -----------
                    Total operating expenses       120,701          5,043        458,635
                                               -----------    -----------    -----------
                    Operating loss .........      (120,701)        (5,043)      (458,635)

Interest income ............................           176           --              519
Interest expense ...........................          (182)          --             (635)
                                               -----------    -----------    -----------
                    Loss before income taxes      (120,707)        (5,043)      (458,751)

Income tax provision (Note 5) ..............          --             --             --
                                               -----------    -----------    -----------

                    Net loss ...............   $  (120,707)   $    (5,043)   $  (458,751)
                                               ===========    ===========    ===========

Basic and diluted loss per share ...........   $     (0.01)   $     (0.00)
                                               ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..............     8,069,307      5,362,640
                                               ===========    ===========




            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                    October 28,
                                                      For the Three Months Ended        2003
                                                               August 31,             Through
                                                      --------------------------     August 31,
                                                          2004           2003           2004
                                                      -----------    -----------    -----------

                      Net cash used in
                         operating activities .....   $  (107,874)   $    (5,043)   $  (464,769)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
    Property and equipment purchases ..............        (3,167)          --           (6,502)
                                                      -----------    -----------    -----------
                      Net cash used in
                         investing activities .....        (3,167)          --           (6,502)
                                                      -----------    -----------    -----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ...           512          4,500            512
    Proceeds from notes payable issued to
       related parties (Note 2) ...................          --             --          111,194
    Repayment of notes payable to related
       parties (Note 2) ...........................          --             --          (50,000)
    Proceeds from the sale of common stock (Note 4)          --             --          540,000
    Payment of offering costs (Note 4) ............          --             --          (54,000)
                                                      -----------    -----------    -----------
                      Net cash provided by
                         financing activities .....           512          4,500        547,706
                                                      -----------    -----------    -----------

                         Net change in cash .......      (110,529)          (543)        76,435

Cash, beginning of period .........................       186,964          3,238           --
                                                      -----------    -----------    -----------

Cash, end of period ...............................   $    76,435    $     2,695    $    76,435
                                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ..................................   $      --      $      --      $      --
                                                      ===========    ===========    ===========
    Interest ......................................   $       182    $      --      $      --
                                                      ===========    ===========    ===========






            See accompanying notes to condensed financial statements

                                  CYTODYN, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB filed for the year ended May 31, 2004 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

During the three months ended August 31, 2004, the Company's president paid administrative expenses on behalf of the Company totaling $4,500. The payment has been recorded as contributed capital and is included in the accompanying condensed financial statements as "Additional paid-in capital".

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.  Item 2.  Management's Discussion and Analysis or Plan of Operation
--------          ---------------------------------------------------------

                                  CYTODYN, INC.
                          (A Development Stage Company)

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

Continuing Clinical Trials. Phase I clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II trials, and we intend to seek approval for the Phase II trials. We will work with Symbion International and their Phase I trial data and we plan to submit our application for approval of Phase II/III pivotal studies. If the Phase II/III study is approved, we expect it, together with the pre-Phase II/III efforts, to cost an estimated $2,050,000 to $3,350,000, plus estimated manufacturing and supply costs of $350,000 to $400,000. These trials can take anywhere from 29 to 42 months. Until we have met with the FDA, which we plan to do within the next 6 months, we cannot be certain what additional studies, assuming that Phase II/III study supports the efficacy and safety of Cytolin, will be required to receive marketing approval.

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

Litigation

For a thorough discussion of our pending litigation, please see the section entitled "Legal Proceedings." In Part 2 Item 1.

We were plaintiffs in two pending cases, CytoDyn of New Mexico, Inc. et. al., v. Amerimmune Pharmaceuticals, Inc. et al., Case number BC290154 and the other in Ventura County, in a case captioned CytoDyn, Inc., et al. v. Amerimmune, Inc. et al., Case number SC039250., each involving our rights to the patented technology underlying Cytolin and any other products we might wish to develop.

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

In addition to operating funds, we will need from approximately $750,000 to $3,750,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II/III pivotal study.

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

Part I.  Item 3.  Controls and Procedures
-------           -----------------------

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

Part 2.    Other Information
-------    -----------------

Item 1 -  Legal Proceedings.

         CytoDyn,  Inc.. v. Amerimmune,  Inc. et al., Los Angeles Superior Court
         -----------------------------------------------------------------------
         Case No. BC 290154.
         -------------------

         The court dismissed the case stating that our attorney did not present the evidence in an orderly and logical fashion. We may appeal this decision if it is cost effective in comparison to our other remedies available to us. The officer and directors of CytoDyn of New Mexico will continue to defend the cross-complaint. Management believes the cross-complaint is without merit and chances of an unfavorable outcome are remote.

         CytoDyn, Inc., et al. v. Amerimmune, Inc. et al., Case number SC039250,
         -----------------------------------------------------------------------
         California Superior Court in and for the County of Ventura.
         -----------------------------------------------------------

         The principal relief sought was a declaration that the license granted and the assignment of the technology, patents and drug application made pursuant to the Conditional License Agreement were terminated no later than September 12, 2001, and that Allen and we are the owners of the technology, patents and investigational new drug application, free of any claims of the defendants. Costs, attorney's fees, and other "just and proper" relief also were sought.

         This case was decided in favor of the plaintiffs, CytoDyn and Allen, on October 4, 2004 and the plaintiffs were awarded the declaratory relief sought and attorneys' fees.

         Symbion Research International,  Inc., v. Amerimmune, Inc. et al., Case
         -----------------------------------------------------------------------
         number  SC035668,  California  Superior  Court in and for the County of
         -----------------------------------------------------------------------
         Ventura.
         --------

         We were not a party to this action; however the action affects intellectual property which is important to us.

         A default was entered against Amerimmune, Inc. on December 18, 2003. A judgment was entered in favor of Symbion International on September 17, 2004 granting the declarative relief sought.

         The intellectual property generated in the early phase FDA clinical trials is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Because a satisfactory result was obtained in this action, we anticipate negotiating an agreement with Symbion that will allow the use in subsequent phases of clinical test of Cytolin of the research data generated in the early phases.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities.

         No response required.

Item 3 -  Defaults Upon Senior Securities.

         No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

         No response required.

Item 5 -  Other Information.

         No response required.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)     Exhibits:

                  1.       31.1:    Certification by the CEO
                  2.       31.2:    Certification by the CFO
                  3.       32.1:    Certification  Pursuant to 18 U.S.C. Section
                                    1350,  as adopted pursuant to Section 906 of
                                    the Sarbanes-Oxley Act of 2002 - CEO
                  4.       32.2:    Certification  Pursuant to 18 U.S.C. Section
                                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

         (b)      Reports on Form 8-K:

                  None.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended August 31, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CYTODYN, INC.
                                                 (Registrant)


DATE:    October 12, 2004                        BY: /s/ Allen D. Allen
         ----------------                           --------------------------
                                                    Allen D. Allen
                                                    President and CEO