Form 10QSB/A
period 2004-08-31
CYTODYN INC
filed 2005-01-12
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: August 31, 2004              Commission File Number 000-49908
                   ---------------                                     ---------



                                  CYTODYN, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)


             COLORADO                                        75-3056237
             --------                                        ----------
(State or other jurisdiction of No.)             (I.R.S. Employer Identification
                                                  incorporation or organization)


200 W. DeVargas Street, Suite 1, Santa Fe, New Mexico                    87501
-----------------------------------------------------                    -----
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
                                                     Yes  X        No
                                                         ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                           8,069,307
--------------------------                           ---------
          Class                  Number of shares outstanding at January 5, 2005

Transitional Small Business Disclosure Format:       Yes           No  X
                                                         ---          ---

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.

                                      INDEX

                                                                          Page
                                                                        --------
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, August 31, 2004 (unaudited).................   3
     Condensed statements of operations, three months ended
        August 31, 2004 (unaudited) and 2003 (unaudited)..................   4
     Condensed statements of cash flows, three months ended
        August 31, 2004 (unaudited) and 2003 (unaudited)..................   5
     Notes to condensed financial statements (unaudited)..................   6

     Item 2.  Management's Discussion and Analysis or Plan of Operation...  10

     Item 3.  Controls and Procedures.....................................  12

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................  12
     Item 2.  Changes in Securities and Small Business Issuer
                 Purchases of Equity Securities...........................  13
     Item 3.  Defaults Upon Senior Securities.............................  13
     Item 4.  Submission of Matters to a Vote of Security Holders.........  14
     Item 5.  Other Information...........................................  14
     Item 6.  Exhibits....................................................  14

Signatures................................................................  14

Part I, Item 1. Financial Statements

                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                 August 31, 2004

                                     Assets

Current Assets:
    Cash ......................................................   $    76,435
    Prepaid expenses ..........................................         9,854
                                                                  -----------
                  Total current assets ........................        86,289

Property and equipment, less accumulated
    depreciation of $496 ......................................         6,006
Deposit .......................................................           495
                                                                  -----------

                                                                  $    92,790
                                                                  ===========

                    Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable ..........................................   $    70,799
    Accrued liabilities .......................................         9,327
    Indebtedness to related parties (Note 2) ..................       132,979
                                                                  -----------
                  Total current liabilities ...................       213,105
                                                                  -----------

Commitments and contingencies (Note 6) ........................          --

Shareholders' deficit (Note 4):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,069,307 shares issued and outstanding ................     1,916,334
    Additional paid-in capital ................................        24,014
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............      (458,751)
                                                                  -----------
                  Total shareholders' deficit .................      (120,315)
                                                                  -----------

                                                                  $    92,790
                                                                  ===========



            See accompanying notes to condensed financial statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                               For The Three Months Ended
                                                       August 31,
                                               --------------------------
                                                   2004          2003
                                               -----------    -----------
Operating expenses:
    General and administrative (Note 8) ....   $   120,409    $     3,935
    Depreciation ...........................           292           --
                                               -----------    -----------
                    Total operating expenses       120,701          3,935
                                               -----------    -----------
                    Operating loss .........      (120,701)        (3,935)

Interest income ............................           176           --
Interest expense ...........................          (182)          --
                                               -----------    -----------
                    Loss before income taxes      (120,707)        (3,935)

Income tax provision (Note 5) ..............          --             --
                                               -----------    -----------

                    Net loss ...............   $  (120,707)   $    (3,935)
                                               ===========    ===========

Basic and diluted loss per share ...........   $     (0.01)         (0.00)
                                               ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..............     8,069,307      5,362,640
                                               ===========    ===========






            See accompanying notes to condensed financial statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                                     For The Three Months Ended
                                                              August 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

                      Net cash used in
                         operating activities .....  $  (107,874)   $    (3,995)
                                                     -----------    -----------

Cash flows from investing activities:
    Property and equipment purchases ..............       (3,167           --
                                                     -----------    -----------
                      Net cash used in
                         investing activities .....       (3,167)          --
                                                     -----------    -----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ...          512           --
    Proceeds from notes payable issued to
       related parties (Note 2) ...................         --            3,452
    Repayment of notes payable to related
       parties (Note 2) ...........................         --             --
    Proceeds from the sale of common stock (Note 4)         --             --
    Payment of offering costs (Note 4) ............         --             --
                                                     -----------    -----------
                      Net cash provided by
                         financing activities .....          512          3,452
                                                     -----------    -----------

                         Net change in cash .......     (110,529)          (543)

Cash, beginning of period .........................      186,964          3,238
                                                     -----------    -----------

Cash, end of period ...............................  $    76,435    $     2,695
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ..................................  $      --      $      --
                                                     ===========    ===========
    Interest ......................................  $       182    $      --
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

Note 2:  Related Party Transactions

During the three months ended August 31, 2004, the Company's president paid administrative expenses on behalf of the Company totaling $512. The payment has been recorded as contributed capital and is included in the accompanying condensed financial statements as "Additional paid-in capital".

As of May 31, 2004, the Company owed two officers promissory notes totaling of $71,694. The notes are due on demand and carry no interest rate. The balance due of $71,694 remained unpaid at August 31, 2004 and is included in the accompanying condensed financial statements as Indebtedness to related parties.

As of May 31, 2004, the Company owed a director $61,285 for legal services provided to the Company. As of August 31, 2004, no arrangements had been made for the Company to repay this obligation. There is no interest due on the note and the note is due on demand. Company anticipates that the director will continue to provide legal services in the future. The balance due of $61,285 is included in the accompanying condensed financial statements as Indebtedness to related parties.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:   Commitments and Contingencies

The Company entered into a noncancellable operating lease for office space that commenced November 14, 2003 and expires November 30, 2004. Payments required under the operating lease are $495 per month.

The Company has committed to grant a financial representative warrants to purchase 426,000 shares of the Company's common stock. The warrants will carry an exercise price of $.30 per share and will expire after five years from the date of grant. The warrants were subsequently granted on November 25, 2004 and included in the registration for the public offering under our SB-2 filing. No warrants have yet been exercised.

The Company has signed Personal Service Agreements with three officers that cover the two years ended May 31, 2005 and 2006. Under the terms of the agreements, if an officer is terminated by the Company without cause or terminates service for good cause within three months of a change in control, the Company is required to pay the officer the balance of the base salary for the term of the agreement and for an additional 12 months after the expiration of the term.

Note 5:   Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                    October 28, 2003 Through August 31, 2004

          Operating expenses:
              General and administrative...............   $  438,089
              Legal fees, related party ...............       20,050
              Depreciation ............................          496
                                                          ----------
                 Total operating expenses..............      458,635
                                                          ----------
                 Operating loss .......................     (458,635)

          Interest income .............................          519
          Interest expense ............................         (635)
                                                          ----------
                 Loss before income taxes..............     (458,751)

          Income tax provision (Note 5) ...............         --
                                                          ----------

                 Net loss .............................   $ (458,751)
                                                          ==========


Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                    October 28, 2003 Through August 31, 2004

                          Net cash used in
                             operating activities ...........   $(464,769)
                                                                ---------

      Cash flows from investing activities:
          Equipment purchases ...............................      (6,502)
                                                                ---------
                          Net cash used in
                             investing activities ...........      (6,502)
                                                                ---------

      Cash flows from financing activities:
          Capital contributions by president ................         512
          Proceeds from notes payable issued to
             related parties (Note 2) .......................     111,194
          Repayment of notes payable to related
             parties (Note 2) ...............................     (50,000)
          Proceeds from the sale of common stock (Note 4)....     540,000
          Payment of offering costs (Note 4) ................     (54,000)
                                                                ---------
                          Net cash provided by
                             financing activities ...........     547,706
                                                                ---------

                             Net change in cash .............      76,435

      Cash, beginning of period .............................        --
                                                                ---------

      Cash, end of period ...................................   $  76,435
                                                                =========

      Supplemental disclosure of cash flow information:
          Income taxes ......................................   $    --
                                                                =========
          Interest ..........................................   $     635
                                                                =========


Note 6:   Litigation

CytoDyn of New Mexico, Inc. et al., v. Amerimmune Pharmaceuticals,  Inc. et al.,
--------------------------------------------------------------------------------
Case number BC 290154,  California  Superior  Court in and for the County of Los
--------------------------------------------------------------------------------
Angeles.
--------

The First Amended and Supplemental Complaint alleged causes of action for unfair business competition, inducement of breach of contract, fraud and unjust enrichment, and declaratory and equitable relief. This case was dismissed due to the attorney's lack of attention to the case. The judge stated that the evidence was not presented in an orderly and logical fashion.

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

The outcome of litigation is uncertain. Management believes that an unfavorable result is unlikely with respect to the claims raised by the Complaint, and that the claims raised by the Cross-Complaint are without merit. The defendants have retained new counsel which are the same attorney's that represented us in the following case that was decided in our favor.

Discovery is continuing.  Trial is scheduled for June 2005.

CytoDyn,  Inc.,  et al.  v.  Amerimmune,  Inc.  et al.,  Case  number  SC039250,
--------------------------------------------------------------------------------
California Superior Court in and for the County of Ventura.
-----------------------------------------------------------

The Declaratory Relief Sought and Attorneys' Fees Were Awarded.

The  action  was filed on April 21,  2004.  CytoDyn  and Allen D. Allen were the
plaintiffs.   The  defendants  were  Amerimmune  Inc.,  its  parent   Amerimmune
Pharmaceuticals, Inc., and unknown others designated as "Does 1-100".

The action concerned a Conditional License Agreement, dated February 24, 2000, between Allen D. Allen and CytoDyn of New Mexico, on one hand, and Amerimmune, Inc., on the other. The complaint alleged that the Conditional License Agreement licensed to the defendants technology and patents related to Cytolin and assigned to defendants an FDA approved investigational new drug application related to Cytolin. Further, it alleged that the defendants breached the Conditional License Agreement, resulting in its termination.

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

This case was decided in favor of the plaintiffs, CytoDyn and Allen October 4, 2004.

Symbion Research  International,  Inc., v. Amerimmune,  Inc. et al., Case number
--------------------------------------------------------------------------------
SC035668, California Superior Court in and for the County of Ventura.
---------------------------------------------------------------------

The complaint was filed on March 14, 2003. Symbion Research International, Inc was the plaintiff. Amerimmune, Inc. was the remaining defendant. We were not a party to this action, however the action affects intellectual property which is important to us.

A default judgment was entered on December 18, 2003. A judgment was entered in favor of Symbion Research International ("Symbion") on September 17, 2004 granting the declarative relief sought by Symbion .

The action concerned intellectual property generated in connection with services provided by Symbion with respect to early phase FDA clinical trials of Cytolin, including research data and a patent application filed in 2002. The complaint alleged that Symbion performed early phase FDA trials (designated in the Complaint as "Phase Ia" and "Phase Ib/II", on behalf of Amerimmune pursuant to an oral agreement, and that Amerimmune failed to pay Symbion for its services, and otherwise breached its obligations under the agreement.

The complaint asserted causes of action for breach of oral contract, account stated, work and labor done, fraud, and declaratory and injunctive relief. The relief sought included a declaration that Symbion is the owner of the intellectual property resulting from the services provided by Symbion.
The intellectual property generated in the early phase FDA clinical trials is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Because a satisfactory result was obtained in this action, we have negotiated an agreement with Symbion that will allow the use in subsequent phases of clinical test of Cytolin of the research data generated in the early phases. CytoDyn will purchase this data from Symbion in order to apply for FDA registration of Cytolin.


Part I.  Item 2.  Management's Discussion and Analysis or Plan of Operation
--------          ---------------------------------------------------------

                                  CYTODYN, INC.
                          (A Development Stage Company)

Plan of Operation

During the next 12 months, our objectives are:

     o    To continue our clinical trials of Cytolin,
     o To continue our efforts to protect our technology by obtaining additional patents in The United Kingdom European Union and Hong Kong.
     o    To develop an established market for our shares,
     o To raise funds to support our research and development efforts, the clinical trials relating to Cytolin, and our general and administrative expenses, and
     o To explore joint venture arrangements for other possible pharmaceutical products.

Continuing Clinical Trials. Phase I clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. Symbion became the owners of that clinical data which will be purchased by us for $362,000 See Exhibit 10.5.2. We believe that the data from these trials support approval by the FDA of Phase II trials, and we intend to seek approval for the Phase II trials. We will work with Symbion International and their Phase I trial data and we plan to submit our application for approval of Phase II/III pivotal studies. If the Phase II/III study is approved, we expect it, together with the pre-Phase II/III efforts, to cost an estimated $2,050,000 to
$3,350,000, plus estimated manufacturing and supply costs of $350,000 to $400,000. These trials can take anywhere from 29 to 42 months. Until we have met with the FDA, which we plan to do within the next 6 months, we cannot be certain what additional studies, assuming that Phase II/III study supports the efficacy and safety of Cytolin, will be required to receive marketing approval.

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

Patents

During fiscal year 2004, several European patents were granted with respect to our technology. The new patents are covered by our License Agreement with Allen
D. Allen, our president. These patents are designated European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden, and are the counterparts to our United States Patent No. 5424066. Patents are pending in those same countries which, if granted, will be the equivalent of our United States Patent No. 5651970. We estimate the costs associated with these pending patents to be approximately

$65,000, including amounts we have already spent. We may file additional patents during the current fiscal year including Hong Kong, if our research and development efforts warrant them. We do not have any other potential patents identified at this time.

Litigation

For a thorough discussion of our pending litigation, please see the section entitled "Legal Proceedings." In Part 2, Item 1.

We were plaintiffs in two pending cases, CytoDyn of New Mexico, Inc. et. al., v. Amerimmune Pharmaceuticals, Inc. et al., Case number BC290154 and the other in Ventura County, in a case captioned CytoDyn, Inc., et al. v. Amerimmune, Inc. et al., Case number SC039250., each involving our rights to the patented technology underlying Cytolin and any other products we might wish to develop. The first case was dismissed and the second case was decided in our favor.

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

In addition to operating funds, we will need from approximately $2,400,000 to $3,750,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II/III pivotal study.

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

Other Matters

We do not expect, in the next 12 months, to make any significant expenditures for equipment. We expect to hire additional management once additional funding is secured. Otherwise we do not expect to make any significant changes in the number of employees that we have. We have no off-balance sheet arrangements.

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

Part 2.    Other Information
-------    -----------------

Item 1 -  Legal Proceedings.

CytoDyn of New Mexico, Inc. et al., v. Amerimmune Pharmaceuticals, Inc. et al., Case number BC 290154, California Superior Court in and for the County of Los Angeles

The First Amended and Supplemental Complaint alleged causes of action for unfair business competition, inducement of breach of contract, fraud and unjust enrichment, and declaratory and equitable relief. This case was dismissed due to the attorney's lack of attention to the case. The judge stated that the evidence was not presented in an orderly and logical fashion. The company may appeal this case given the costs associated with it and the relief awarded to us in the case below.

Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. has filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., Allen D. Allen, Corinne E. Allen, Ronald J. Tropp, Brian J. McMahon, Daniel M. Stickland, M.D. and unknown others designated as "Does 101-150".

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

The outcome of litigation is uncertain. Management believes that an unfavorable result is unlikely with respect to the claims raised by the Complaint, and that the claims raised by the Cross-Complaint are without merit. The defendants have retained new counsel which are the same attorney's that represented us in the following case that was decided in our favor.

Discovery is continuing.  Trial is scheduled for June 2005.

CytoDyn,  Inc.,  et al.  v.  Amerimmune,  Inc.  et al.,  Case  number  SC039250,
--------------------------------------------------------------------------------
California Superior Court in and for the County of Ventura.
-----------------------------------------------------------

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

The intellectual property generated in the early phase FDA clinical trials is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Because a satisfactory result was obtained in this action, we anticipate negotiating an agreement with Symbion that will allow the use in subsequent phases of clinical test of Cytolin of the research data generated in the early phases. CytoDyn will purchase this data for $362,000 as stated under a purchase agreement, $25,000 will paid from the SB-2 registration proceeds, 83,122 stock options will be granted with an exercise price of $0.75 per share and $275,000 will be due and payable once the secondary round of financing has been received. Please see Exhibit 10.5.2.

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

Item 6 - Exhibits and Reports on Form 8-K.

          (a)     Exhibits:

                  1.     10.5.2:  Buy-Sell Agreement Between CytoDyn,  Inc.  and
                                  Symbion Research International, Inc.
                  2.     31.1:    Certification by the CEO
                  3.     31.2:    Certification by the CFO
                  4.     32.1:    Certification  Pursuant  to 18 U.S.C.  Section
                                  1350, as adopted  pursuant  to Section  906 of
                                  the Sarbanes-Oxley Act of 2002 - CEO
                  5.     32.2:    Certification  Pursuant  to 18 U.S.C.  Section
                                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

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



                                                  CYTODYN, INC.
                                                  (Registrant)


DATE:    January 5, 2005                          BY:  /s/ Allen D. Allen
         ---------------                             -----------------------
                                                     Allen D. Allen
                                                     President and CEO