Form 10QSB
period 2004-11-30
CYTODYN INC
filed 2005-01-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: November 30, 2004            Commission File Number 000-49908
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
                                                     Yes  X     No
                                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                          8,069,307
--------------------------                          ---------
          Class                  Number of shares outstanding at January 5, 2004

Transitional Small Business Disclosure Format:       Yes        No  X
                                                         ---       ---

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

                                      INDEX

                                                                         Page
                                                                      ----------
PART 1 - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed balance sheet, November 30, 2004 (unaudited)...............  3
   Condensed statements of operations, three and six months ended
      November 30, 2004 (unaudited) and 2003 (unaudited)................  4
   Condensed statements of operations, six months ended
      November 30, 2004 (unaudited) and 2003 (unaudited)................  5
   Notes to condensed financial statements (unaudited)..................  6

   Item 2.  Management's Discussion and Analysis or Plan of Operation...  11

   Item 3.  Controls and Procedures.....................................  13

PART 2 - OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................  13
   Item 2.  Changes in Securities and Small Business Issuer
              Purchases of Equity Securities............................  14
   Item 3.  Defaults Upon Senior Securities.............................  14
   Item 4.  Submission of Matters to a Vote of Security Holders.........  14
   Item 5.  Other Information...........................................  14
   Item 6.  Exhibits....................................................  15

Signatures..............................................................  15

Part I, Item 1. Financial Statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)


                                November 30, 2004

                                     Assets

Current Assets:
    Cash ......................................................   $    14,836
                                                                  -----------
                  Total current assets ........................        14,836

Property and equipment, less accumulated
    depreciation of $955 ......................................         5,547
Deposit .......................................................           495
                                                                  -----------

                                                                  $    20,878
                                                                  ===========

                    Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable ..........................................   $    74,758
    Accrued liabilities .......................................        44,953
    Indebtedness to related parties (Note 2) ..................       132,979
                                                                  -----------
                  Total current liabilities ...................       252,690
                                                                  -----------

Commitments and contingencies (Note 4) ........................          --

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,069,307 shares issued and outstanding ................     1,916,334
    Additional paid-in capital ................................        24,014
    Outstanding stock awards (Note 4) .........................        11,928
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............      (582,176)
                                                                  -----------
                  Total shareholders' deficit .................      (231,812)
                                                                  -----------

                                                                  $    20,878
                                                                  ===========




            See accompanying notes to condensed financial statements


                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                   Three Months Ended             Six Months Ended
                                                      November 30,                  November 30,
                                              --------------------------    --------------------------
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative ............   $   110,941    $    45,686    $   231,350    $    49,621
    Stock-based compensation (Note 4):
       Financial consulting services ......        11,928           --           11,928           --
    Legal fees, related party .............          --             --             --             --
    Depreciation ..........................           459           --              751           --
                                              -----------    -----------    -----------    -----------
                   Total operating expenses       123,328         45,686        244,029         49,621
                                              -----------    -----------    -----------    -----------
                   Operating loss .........      (123,328)       (45,686)      (244,029)       (49,621)

Interest income ...........................            51              3            227              3
Interest expense ..........................          (148)          (145)          (330)          (145)
                                              -----------    -----------    -----------    -----------
                   Loss before income taxes      (123,425)       (45,828)      (244,132)       (49,763)

Income tax provision (Note 3) .............          --             --             --             --
                                              -----------    -----------    -----------    -----------

                   Net loss ...............   $  (123,425)   $   (45,828)   $  (244,132)   $   (49,763)
                                              ===========    ===========    ===========    ===========

Basic and diluted loss per share ..........   $     (0.02)   $     (0.01)   $     (0.03)   $     (0.01)
                                              ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding .............     8,069,307      5,659,307      8,069,307      5,510,973
                                              ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
                                                         November 30,
                                                    ----------------------
                                                      2004         2003
                                                    ---------    ---------

                      Net cash used in
                         operating activities ...   $(169,473)   $  (4,511)
                                                    ---------    ---------

Cash flows from investing activities:
    Property and equipment purchases ............      (3,167)        --
                                                    ---------    ---------
                      Net cash used in
                         investing activities ...      (3,167)        --
                                                    ---------    ---------

Cash flows from financing activities:
    Capital contributions by president (Note 2) .         512         --
    Proceeds from notes payable issued to
       related parties (Note 2) .................        --         13,452
    Repayment of notes payable to related
       parties ..................................        --           --
    Proceeds from the sale of common stock ......        --           --
    Payment of offering costs ...................        --           --
                                                    ---------    ---------
                      Net cash provided by
                         financing activities ...         512       13,452
                                                    ---------    ---------

                         Net change in cash .....    (172,128)       8,941

Cash, beginning of period .......................     186,964        3,238
                                                    ---------    ---------

Cash, end of period .............................   $  14,836    $  12,179
                                                    =========    =========

Supplemental disclosure of cash flow information:
    Income taxes ................................   $    --      $    --
                                                    =========    =========
    Interest ....................................   $     330    $    --
                                                    =========    =========

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended November 30, 2004 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

During the six months ended November 30, 2004, the Company's president paid administrative expenses on behalf of the Company totaling $512. The payment has been recorded as contributed capital and is included in the accompanying condensed financial statements as "Additional paid-in capital".

As of May 31, 2004, the Company owed two officers promissory notes totaling of $71,694. The notes are due on demand and carry no interest rate. The balance due of $71,694 remained unpaid at November 30, 2004 and is included in the accompanying condensed financial statements as Indebtedness to related parties.

As of May 31, 2004, the Company owed a director $61,285 for legal services provided to the Company. As of November 30, 2004, no arrangements had been made for the Company to repay this obligation. There is no interest carried on this loan is due on demand. The Company anticipates that the director will continue to provide legal services in the future. The balance due of $61,285 is included in the accompanying condensed financial statements as Indebtedness to related parties.

Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:   Stock Awards

During the year ended May 31, 2004, the Company committed to grant a financial representative warrants to purchase 426,000 shares of the Company's common stock. The warrants carry an exercise price of $.30 per share, vest on the date of grant and expire after five years from the date of grant. The warrants were granted on November 25, 2004 and were included in the registration for the public offering under our SB-2 filing. No warrants have yet been exercised.


The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $.30 per share base on contemporaneous sales of common stock to unrelated third party investors. The weighted average exercise price and weighted average fair value of these options as of November 30, 2004 were $0.30 and $0.028, respectively.

The fair value for the options granted during the six months ended November 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Risk-free interest rate............................        2.00%
      Dividend yield.....................................        0.00%
      Volatility factor..................................        0.00%
      Weighted average expected life.....................      5 years


The following schedule summarizes the changes in the Company's outstanding stock options:


                                                     Awards Outstanding and Exercisable
                                                  ----------------------------------------   Weighted Average
                                                       Number of           Exercise Price     Exercise Price
                                                        Shares               Per Share          Per Share
                                                  ------------------   ------------------   ------------------

Balance at May 31, 2004.....................            150,000          $0.50 to $1.50      $           1.00
   Awards granted...........................            426,000              $0.30           $           0.30
   Awards exercised.........................                -                $0.00           $              -
   Awards cancelled/expired.................                -                $0.00           $              -
                                                  ------------------                        ------------------

Balance at November 30, 2004................            576,000          $0.30 to $1.50      $           0.48
                                                  ==================


Note 5:   Commitments

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

Note 6:   Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through November 30, 2004

              Operating expenses:
                  General and administrative .......   $   549,030
                  Stock-based compensation (Note 4):
                     Financial consulting services .        11,928
                  Legal fees, related party ........        20,050
                  Depreciation .....................           955
                                                       -----------
                     Total operating expenses ......       581,963
                                                       -----------
                     Operating loss ................      (581,963)

              Interest income ......................           570
              Interest expense .....................          (783)
                                                       -----------
                     Loss before income taxes ......      (582,176)

              Income tax provision .................          --
                                                       -----------

                     Net loss ......................   $  (582,176)
                                                       ===========


Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through November 30, 2004

                           Net cash used in
                              operating activities .......   $  (526,368)
                                                             -----------

       Cash flows from investing activities:
           Equipment purchases ...........................        (6,502)
                                                             -----------
                           Net cash used in
                              investing activities .......        (6,502)
                                                             -----------

       Cash flows from financing activities:
           Capital contributions by president ............           512
           Proceeds from notes payable issued to
              related parties (Note 2) ...................       111,194
           Repayment of notes payable to related
              parties (Note 2) ...........................       (50,000)
           Proceeds from the sale of common stock (Note 4)       540,000
           Payment of offering costs (Note 4) ............       (54,000)
                                                             -----------
                           Net cash provided by
                              financing activities .......       547,706
                                                             -----------

                              Net change in cash .........        14,836

       Cash, beginning of period .........................          --
                                                             -----------

       Cash, end of period ...............................   $    14,836
                                                             ===========

       Supplemental disclosure of cash flow information:
           Income taxes ..................................   $      --
                                                             ===========
           Interest ......................................   $       783
                                                             ===========


Note 7:   Litigation

CytoDyn of New Mexico, Inc. et al., v. Amerimmune Pharmaceuticals,  Inc. et al.,
--------------------------------------------------------------------------------
Case number BC 290154,  California  Superior  Court in and for the County of Los
--------------------------------------------------------------------------------
Angeles.
--------

The First Amended and Supplemental Complaint alleged causes of action for unfair business competition, inducement of breach of contract, fraud and unjust enrichment, and declaratory and equitable relief. This case was dismissed due to the attorney's lack of attention to the case. The judge stated that the evidence was not presented in an orderly and logical fashion..

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

Symbion Research  International,  Inc., v. Amerimmune,  Inc. et al., Case number
--------------------------------------------------------------------------------
SC035668, California Superior Court in and for the County of Ventura.
---------------------------------------------------------------------

The complaint was filed on March 14, 2003. Symbion Research International, Inc was the plaintiff. Amerimmune, Inc. was the remaining defendant. We were not a party to this action, however the action affects intellectual property which will be purchased by us.

A default judgment was entered on December 18, 2003. A judgement was entered in favor of Symbion Research International ("Symbion") on September 17, 2004 granting the declarative relief sought by Symbion .

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

The intellectual property generated in the early phase FDA clinical trials is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Because a satisfactory result was obtained in this action, we have negotiated an agreement with Symbion that will allow the use in subsequent phases of clinical test of Cytolin of the research data generated in the early phases. CytoDyn will purchase this data from Symbion in order to apply for FDA registration of Cytolin for $362,000 in cash and stock options.


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

In addition to operating funds, we will need from approximately $2,700,000 to $4,100,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II/III pivotal study.

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

           (b)    Reports on Form 8-K:

                  None.





SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended November 30, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CYTODYN, INC.
                                                     (Registrant)


DATE:    January 5, 2005                          BY: /s/ Allen D. Allen
         ---------------                             ---------------------------
                                                          Allen D. Allen
                                                          President and CEO