Form 10QSB/A
period 2004-08-31
CYTODYN INC
filed 2005-03-24
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #2

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
                                                     Yes  X        No
                                                         ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                           8,069,307
--------------------------                           ---------
          Class                   Number of shares outstanding at March 23, 2005

Transitional Small Business Disclosure Format:       Yes           No  X
                                                         ---          ---

--------------------------------------------------------------------------------
                     This document is comprised of 11 pages.

                                      INDEX

                                                                           Page
                                                                          ------
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, August 31, 2004 (unaudited).................   3
     Condensed statements of operations, three months ended
        August 31, 2004 (unaudited) and 2003 (unaudited)..................   4
     Condensed statements of cash flows, three months ended
        August 31, 2004 (unaudited) and 2003 (unaudited)..................   5
     Notes to condensed financial statements (unaudited)..................   6

     Item 2.  Management's Discussion and Analysis or Plan of Operation...  11

     Item 3.  Controls and Procedures.....................................  13

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................  14
     Item 2.  Changes in Securities and Small Business Issuer
                Purchases of Equity Securities............................  15
     Item 3.  Defaults Upon Senior Securities.............................  15
     Item 4.  Submission of Matters to a Vote of Security Holders.........  15
     Item 5.  Other Information...........................................  15
     Item 6.  Exhibits....................................................  15

Signatures................................................................  16

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
                                               ===========    ===========






            See accompanying notes to condensed financial statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                                     For The Three Months Ended
                                                              August 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------

                      Net cash used in
                         operating activities .....  $  (107,874)   $    (3,995)
                                                     -----------    -----------

Cash flows from investing activities:
    Property and equipment purchases ..............       (3,167)          --
                                                     -----------    -----------
                      Net cash used in
                         investing activities .....       (3,167)          --
                                                     -----------    -----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ...          512           --
    Proceeds from notes payable issued to
       related parties (Note 2) ...................         --            3,452
    Repayment of notes payable to related
       parties (Note 2) ...........................         --             --
    Proceeds from the sale of common stock (Note 4)         --             --
    Payment of offering costs (Note 4) ............         --             --
                                                     -----------    -----------
                      Net cash provided by
                         financing activities .....          512          3,452
                                                     -----------    -----------

                         Net change in cash .......     (110,529)          (543)

Cash, beginning of period .........................      186,964          3,238
                                                     -----------    -----------

Cash, end of period ...............................  $    76,435    $     2,695
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
    Income taxes ..................................  $      --      $      --
                                                     ===========    ===========
    Interest ......................................  $       182    $      --
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


As of May 31, 2004, the Company owed a director $61,285 for legal services provided to the Company. As of August 31, 2004, no arrangements had been made for the Company to repay this obligation. The Company anticipates that the director will continue to provide legal services in the future. The balance due of $61,285 is included in the accompanying condensed financial statements as Indebtedness to related parties. The loan does not carry interest and is due on demand.


Note 3:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4:   Commitments and Contingencies


The Company entered into a noncancellable operating lease for office space that commenced November 14, 2003 and expired November 30, 2004. The lease has not yet been renewed. Payments are currently being made on a month-to-month basis in the amount of $514.80

The Company has committed to grant a financial representative warrants to purchase 426,000 shares of the Company's common stock. The warrants will carry an exercise price of $.30 per share and will expire after five years from the date of grant. The warrants were subsequently granted on November 25, 2004 and included in the registration for the public offering under our SB-2 filing. No warrants have yet been exercised.

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


Buy-Sell  Agreement with Symbion Research  International.  Effective  January 5,
2005.

Our director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. On January 5, 2005, we entered into a buy-sell agreement to purchase intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study. Under the terms of this agreement:

- CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
- CytoDyn, Inc will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
- CytoDyn, Inc will pay $25,000 to Symbion out of the proceeds of the SB-2 offering
- CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.

In the event the shareholders do not approve the company's option plan by December 31, 2005, CytoDyn, Inc will pay Symbion $62,341.50 in U.S. dollars.

The results of the Phase II/III stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc upon Symbion's receipt of the final payment called for by this agreement. If all payments are not received, the property shall revert to Symbion.


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


Note 8: Subsequent Events

On March 9 2005, the Company issued seven promissory notes in exchange for proceeds totaling $121,000. The notes carry a five percent interest rate and mature 12 months after the date of the note.



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


In addition to operating funds, we will need from approximately $2,762,000 to $4,112,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II/III pivotal study.


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


Joint Ventures:

Buy-Sell  Agreement with Symbion Research  International.  Effective  January 5,
2005.

Our director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. On January 5, 2005, we entered into a buy-sell agreement to purchase intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study. Under the terms of this agreement:

- CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
- CytoDyn, Inc will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
- CytoDyn, Inc will pay $25,000 to Symbion out of the proceeds of the SB-2 offering
- CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.

In the event the shareholders do not approve the company's option plan by December 31, 2005, CytoDyn, Inc will pay Symbion $62,341.50 in U.S. dollars.

The results of the Phase II/III stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc upon Symbion's receipt of the final payment called for by this agreement. If all payments are not received, the property shall revert to Symbion.

We believe that the data from these Phase I trials support approval by the FDA of Phase II trials, and we intend to seek approval for the Phase II trials .


Exploring other Joint Ventures


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


The intellectual property generated in the early phase FDA clinical trials is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Because a satisfactory result was obtained in this action, we were able to negotiate an agreement with Symbion that will allow the use in subsequent phases of clinical test of Cytolin of the research data generated in the early phases. CytoDyn will purchase this data for $362,000 as stated under a purchase agreement, $25,000 will paid from the SB-2 registration proceeds, 83,122 stock options will be granted with an exercise price of $0.75 per share and $275,000 will be due and payable once the secondary round of financing has been received. Please see Exhibit 10.5.2.


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




                                           CYTODYN, INC.
                                           (Registrant)


DATE:    March 23, 2005                    BY:  /s/ Allen D. Allen
         --------------                       -----------------------
                                              Allen D. Allen
                                              President and CEO