Form 10QSB
period 2005-02-28
CYTODYN INC
filed 2005-04-19
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: February 28, 2005           Commission File Number 000-49908
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

          Class                   Number of shares outstanding at April 18, 2005


Transitional Small Business Disclosure Format:       Yes     No X
                                                        ---    ---

--------------------------------------------------------------------------------
                     This document is comprised of 17 pages.
--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed balance sheet, February 28, 2005 (unaudited)..................     3
  Condensed statements of operations, three and nine months ended
     February 28, 2005 (unaudited) and 2004 (unaudited)...................     4
  Condensed statements of operations, nine months ended
     February 28, 2005 (unaudited) and 2004 (unaudited)...................     5
  Notes to condensed financial statements (unaudited).....................     6

  Item 2.  Management's Discussion and Analysis or Plan of Operation......    12

  Item 3.  Controls and Procedures........................................    15

PART 2 - OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................    15
  Item 2.  Changes in Securities and Small Business Issuer Purchases of
              Equity Securities...........................................    16
  Item 3.  Defaults Upon Senior Securities................................    17
  Item 4.  Submission of Matters to a Vote of Security Holders............    17
  Item 5.  Other Information..............................................    17
  Item 6.  Exhibits.......................................................    17

Signatures................................................................    17

Part I, Item 1. Financial Statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                               February 28, 2005

                                     Assets


Cash ..........................................................   $    84,948
Property and equipment, less accumulated
    depreciation of $1,211 ....................................         5,087
Deposit .......................................................           495
                                                                  -----------

                                                                  $    90,530
                                                                  ===========

                    Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable ..........................................   $   463,275
    Accrued liabilities .......................................        83,367
    Notes payable (Note 3) ....................................        85,000
    Accrued interest payable (Note 3) .........................            47
    Indebtedness to related parties (Note 2) ..................       137,979
                                                                  -----------
                  Total liabilities ...........................       769,668
                                                                  -----------

Commitments (Note 7) ..........................................          --

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,069,307 shares issued and outstanding ................     1,916,334
    Additional paid-in capital ................................        40,942
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (1,034,502)
                                                                  -----------
                  Total shareholders' deficit .................      (679,138)
                                                                  -----------

                                                                  $    90,530
                                                                  ===========

            See accompanying notes to condensed financial statements


                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                      Three Months Ended            Nine Months Ended
                                                         February 28,                  February 28,
                                                 --------------------------    --------------------------
                                                     2005           2004           2005           2004
                                                 -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative ...............   $    89,435    $   128,996    $   320,785    $   188,929
    Stock-based compensation (Note 5):
       Financial consulting services .........          --             --           11,928           --
    Legal fees, related party ................          --             --             --             --
    Depreciation .............................           460           --            1,211           --
    Research and development (Note 6) ........       362,342           --          362,342           --
                                                 -----------    -----------    -----------    -----------
                   Total operating expenses...       452,237        128,996        696,266        188,929
                                                 -----------    -----------    -----------    -----------
                   Operating loss ............      (452,237)      (128,996)      (696,266)      (188,929)

Interest income ..............................             3             52            230             55
Interest expense .............................           (92)          (296)          (422)          (441)
                                                 -----------    -----------    -----------    -----------
                   Loss before income taxes...      (452,326)      (129,240)      (696,458)      (189,315)

Income tax provision (Note 4) ................          --             --             --             --
                                                 -----------    -----------    -----------    -----------

                   Net loss ..................   $  (452,326)   $  (129,240)   $  (696,458)   $  (189,315)
                                                 ===========    ===========    ===========    ===========

Basic and diluted loss per share .............   $     (0.06)   $     (0.02)   $     (0.09)   $     (0.05)
                                                 ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ................     8,069,307      6,674,862      8,069,307      3,909,985
                                                 ===========    ===========    ===========    ===========






            See accompanying notes to condensed financial statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                           Nine Months Ended
                                                              February 28,
                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------

                      Net cash used in
                         operating activities .......   $ (194,361)  $ (191,741)
                                                        ----------   ----------

Cash flows from investing activities:
    Property and equipment purchases ................       (3,167)      (1,722)
                                                        ----------   ----------
                      Net cash used in
                         investing activities .......       (3,167)      (1,722)
                                                        ----------   ----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) .....        5,512        2,500
    Proceeds from notes payable to
       related parties (Note 2) .....................        5,000       10,000
    Proceeds from notes payable to others (Note 3)...       85,000         --
    Proceeds from the sale of common stock ..........         --        405,000
    Payment of offering costs .......................         --        (49,500)
                                                        ----------   ----------
                      Net cash provided by
                         financing activities .......       95,512      368,000
                                                        ----------   ----------

                         Net change in cash .........     (102,016)     174,537

Cash, beginning of period ...........................      186,964        3,238
                                                        ----------   ----------

Cash, end of period .................................   $   84,948   $  177,775
                                                        ==========   ==========

Supplemental disclosure of cash flow information:
    Income taxes ....................................   $     --     $     --
                                                        ==========   ==========
    Interest ........................................   $      375   $     --
                                                        ==========   ==========



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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the periods ended February 28, 2005 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

During the nine months ended February 28, 2005, the Company's president paid administrative expenses on behalf of the Company totaling $5,512. The payments have been recorded as contributed capital and is included in the accompanying condensed financial statements as "Additional paid-in capital".

As of May 31, 2004, the Company owed two officers promissory notes totaling of $71,694. The notes are due on demand and carry no interest rate. On January 18, 2005, an officer advanced the Company an additional $5,000 for working capital. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance owed to the director carries no interest rate and is due on demand. The balance due of $76,694 remained unpaid at February 28, 2005 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

As of May 31, 2004, the Company owed a director $61,285 for legal services provided to the Company. As of November 30, 2004, no arrangements had been made for the Company to repay this obligation; however, management plans to repay the balance through cash payments, issuance of the Company's common stock, or a combination thereof. The Company anticipates that the director will continue to provide legal services in the future. The balance due of $61,285 is included in the accompanying condensed financial statements as "Indebtedness to related parties".

Note 3:  Notes Payable

The Company's promissory notes payable consist of the following at February 28, 2005:

Note payable to an individual issued on February 24, 2005,
     matures March 9, 2006, 5% annual interest rate,
     unsecured................................................ $    30,000
Note payable to an individual issued on February 24, 2005,
     matures March 9, 2006, 5% annual interest rate,
     unsecured................................................      25,000
Note payable to an individual issued on February 24, 2005,
     matures March 8, 2006, 5% annual interest rate,
     unsecured................................................      25,000
Note payable to an individual issued on February 24, 2005,
     matures March 9, 2006, 5% annual interest rate,
     unsecured................................................       5,000
                                                               -----------
                                                               $    85,000
                                                               ===========

Accrued interest payable on the above notes totaled $47 at February 28, 2005.

Note 4:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5:   Stock Awards

During the year ended May 31, 2004, the Company committed to grant a financial representative warrants to purchase 426,000 shares of the Company's common stock. The warrants carry an exercise price of $.30 per share, vest on the date of grant and expire after five years from the date of grant. The warrants were granted on November 25, 2004 and, once exercised, the common shares underlying the warrants have been registered under the Company's SB-2 filing. No warrants have yet been exercised.

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

The fair value for the options granted during the six months ended November 30, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Risk-free interest rate......................      2.00%
           Dividend yield...............................      0.00%
           Volatility factor............................      0.00%
           Weighted average expected life...............    5 years

The following schedule summarizes the changes in the Company's outstanding stock options:

                                                                      Weighted
                                Awards Outstanding and Exercisable     Average
                                ----------------------------------    Exercise
                                  Number of        Exercise Price       Price
                                    Shares            Per Share       Per Share
                                -------------     ----------------   -----------
Balance at May 31, 2004........     150,000        $0.50 to $1.50    $      1.00
   Awards granted..............     426,000             $0.30        $      0.30
   Awards exercised............           -             $0.00        $         -
   Awards cancelled/expired....           -             $0.00        $         -
                                -------------                        -----------

Balance at February 28, 2005...     576,000        $0.30 to $1.50    $      0.48
                                =============

Note 6:   Research and Development

The Company's director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. ("Symbion"). On
January 5, 2005, the Company entered into a buy-sell agreement to purchase certain intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study. This intellectual property is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Cytolin is a potential new drug being developed by the Company for the treatment of Human Immunodeficiency Virus ("HIV") disease.

Under the terms of this agreement:

- The Company may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III studies for Cytolin.
- The Company will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
- The Company will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
- The Company will pay $275,000 to Symbion once the Company's secondary financing is received.

The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion has accepted it and the contract is in force. In the event the Company's shareholders do not approve the company's option plan by December 31, 2005, the Company will pay Symbion $62,342.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

Note 7:   Commitments

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

Note 8:   Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through February 28, 2005

            Operating expenses:
               General and administrative .............   $    638,465
               Stock-based compensation:
                  Financial consulting services .......         11,928
               Legal fees, related party ..............         20,050
               Depreciation ...........................          1,415
               Research and development................        362,342
                                                          ------------
                   Total operating expenses ...........      1,034,200
                                                          ------------
                   Operating loss .....................     (1,034,200)

            Interest income ...........................            573
            Interest expense ..........................           (875)
                                                          ------------
                   Loss before income taxes ...........     (1,034,502)

            Income tax provision ......................           --
                                                          ------------

                   Net loss ...........................   $ (1,034,502)
                                                          ============


Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through February 28, 2005

                      Net cash used in
                       operating activities ................   $ (551,256)
                                                               ----------

       Cash flows from investing activities:
         Equipment purchases ...............................       (6,502)
                                                               ----------
                      Net cash used in
                       investing activities ................       (6,502)
                                                               ----------

       Cash flows from financing activities:
         Capital contributions by president ................        5,512
         Proceeds from notes payable issued to
           related parties .................................      116,194
         Repayment of notes payable to related
           parties .........................................      (50,000)
         Proceeds from notes payable issued to others ......       85,000
         Proceeds from the sale of common stock ............      540,000
         Payment of offering costs ........ ................      (54,000)
                                                               ----------
                      Net cash provided by
                       financing activities ................      642,706
                                                               ----------

                      Net change in cash ...................       84,948

       Cash, beginning of period ...........................         --
                                                               ----------

       Cash, end of period .................................   $   84,948
                                                               ==========

       Supplemental disclosure of cash flow information:
         Income taxes ......................................   $     --
                                                               ==========
         Interest..........................................    $      828
                                                               ==========


Note 9:   Litigation

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

CytoDyn,  Inc.,  et al.  v.  Amerimmune,  Inc.  et al.,  Case  number  SC039250,
--------------------------------------------------------------------------------
California Superior Court in and for the County of Ventura.
----------------------------------------------------------

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

Symbion Research  International,  Inc., v. Amerimmune,  Inc. et al., Case number
--------------------------------------------------------------------------------
SC035668, California Superior Court in and for the County of Ventura.
--------------------------------------------------------------------

The complaint was filed on March 14, 2003. Symbion Research International, Inc was the plaintiff. Amerimmune, Inc. was the remaining defendant. We were not a party to this action, however the action affects intellectual property which is important to us.

A default judgment was entered on December 18, 2003. A judgment was entered in favor of Symbion Research International ("Symbion") on September 17, 2004 granting the declarative relief sought by Symbion.

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


Note 10: Subsequent Events

During March 2005, the Company issued promissory notes payable for proceeds of $36,000. The notes carry a 5% interest rate and mature one year from the date of the note.

During March 2005, the Company paid Symbion $25,000 toward its Buy-Sell Agreement (see Note 6).


Part I.  Item 2.  Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

Plan of Operation

During the next 12 months, our objectives are:

     o    to continue clinical trials of Cytolin;
     o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong;
     o    to develop an established market for our shares,
     o to raise funds to support our research and development efforts, the clinical trials relating to Cytolin, and our general and administrative expenses; and
     o to explore joint venture arrangements for other possible pharmaceutical products.

Continuing Clinical Trials:

Phase I clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II trials.

Projected  costs to complete  our  research  and  development  and to obtain FDA
--------------------------------------------------------------------------------
approval of a BLA:
-----------------

We have negotiated with Symbion International for the right to use the Phase 1 data for a total of $362,000 and to seek approval for the Phase II trials from the FDA. If the Phase II/III study is approved by the FDA, we expect it, together with the pre-Phase II/III efforts, to cost an estimated $2,050,000 to $3,350,000 for Symbion to conduct the clinical trials, plus estimated manufacturing and supply costs of $350,000 to $400,000 and $362,000 for the Phase Ia/b data for a total of $2,762,000 to $4,112,000.

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

These trials can take anywhere from 29 to 42 months. Until we have met with the FDA, which we plan to do within the next six months, we cannot be certain what additional studies, assuming that Phase II/III study supports the efficacy and safety of Cytolin, will be required to receive marketing approval The completion of a Phase II/III Pivotal Study would allow the submission of a marketing application and if approved, would allow us to market Cytolin in the United States.

Date we expect to begin benefiting from the product:
----------------------------------------------------

We expect to complete our research and development of all Cytolin clinical trials needed for approval of a marketing application if at all by December 2008.

Risks and uncertainties associated with completing development within reasonable
--------------------------------------------------------------------------------
period of time and if products are not completed on a timely basis:
------------------------------------------------------------------

Even if we are able to complete the development within a reasonable period of time our competitors could still come out with something competitive to our product. Toxicity in the product could go undetected until Phase IV Safety Surveillance after drug approval. We may have to continue to litigate to protect technology, or challenges to patents that have not yet expired, etc. The medical community may lack of acceptance of our product. There may be an inability to secure third party payees such as if Medicare would cover costs. Post registration manufacturing problems or downturn of economy or industry could also be risks.

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

Patents

During fiscal year 2004, several European patents were granted. The new patents are covered by our License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. These patents are designated European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden, and are the counterparts to our United States Patent No. 5424066. Patents are pending in those same countries which, if granted, will be the equivalent of our United States Patent No. 5651970. We estimate the costs associated with these pending patents to be approximately $65,000, including amounts we have already spent. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time. The license acquired gives us the right to develop Mr. Allen's worldwide patents.

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

Establishing a Market and Obtaining Funding

We will require funding during the 2005 fiscal year in order to continue with research and development efforts and to stay in business. Additional funding will have to occur within the next twelve months in order to continue operations. The amount of that funding is directly related to the clinical trials we are able to conduct and the amounts we will need to continue operations.

In addition to operating funds, we will need from approximately $2,762,000 to $4,112,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II/III pivotal study.

We borrowed $121,000 from certain individuals who are friends and business acquaintances of the officers and directors of the Company in March 2005. The company issued promissory notes in exchange for the borrowed funds. The notes carry 5% interest and are due by March 9, 2006. In addition to operating funds and clinical trial funds the company will need to raise the funds to repay these notes.

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

Joint Ventures

Buy-Sell  Agreement with Symbion Research  International.  Effective  January 5,
2005.

Our director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. On January 5, 2005, we entered into a buy-sell agreement to purchase intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study. Under the terms of this agreement:

- CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III studies for Cytolin.
- CytoDyn, Inc will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
- CytoDyn, Inc will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
- CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.

We have paid Symbion $25,000 out of the loan proceeds we received in March 2005. Although the payment was late, Symbion has accepted it and the contract is in force.

In the event the shareholders do not approve the company's option plan by December 31, 2005, CytoDyn, Inc will pay Symbion $62,341.50 in U.S. dollars.

The results of the Phase II/III studies for Cytolin shall be the sole property of CytoDyn, Inc upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

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

Other Matters

We do not expect, in the next 12 months, to make any significant expenditures for equipment. We will continue to staff the company as funds become available. However, currently, we have no plans for significant changes in number of employees.


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

Symbion Research  International,  Inc., v. Amerimmune,  Inc. et al., Case number
--------------------------------------------------------------------------------
SC035668,  California  Superior Court in and for the County of Ventura.  We were
-----------------------------------------------------------------------
not a party to this action; however the action affects intellectual property which is important to us.

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


                                                     CYTODYN, INC.
                                                     (Registrant)



DATE:    April 18, 2005                              BY:  /s/ Allen D. Allen
                                                        ------------------------
                                                             Allen D. Allen
                                                             President and CEO