Form 10QSB/A
period 2005-02-28
CYTODYN INC
filed 2005-06-06
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                            FORM 10-QSB -Amendment #1

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
                                                                   Yes X   No
                                                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                             8,069,307
--------------------------                             ---------
          Class                     Number of shares outstanding at May 31, 2005

Transitional Small Business Disclosure Format:       Yes    No X
                                                        ---   ---

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

Part I, Item 1. Financial Statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                               February 28, 2005

                                     Assets


Cash ..........................................................   $    84,948
Property and equipment, less accumulated
    depreciation of $1,211 ....................................         5,087
Deposit .......................................................           495
                                                                  -----------

                                                                  $    90,530
                                                                  ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ..........................................   $   463,275
    Accrued liabilities .......................................        83,367
    Indebtedness to related parties (Note 2) ..................       137,979
Long Term Liabilities:
    Notes payable (Note 3) ....................................        85,000
    Accrued interest payable (Note 3) .........................            47
                                                                  -----------
                  Total liabilities ...........................       769,668
                                                                  -----------

Commitments (Note 7) ..........................................          --

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,069,307 shares issued and outstanding ................     1,916,334
    Additional paid-in capital ................................        40,942
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (1,034,502)
                                                                  -----------
                  Total shareholders' deficit .................      (679,138)
                                                                  -----------

                                                                  $    90,530
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


As of May 31, 2004, the Company owed two officers promissory notes totaling of $71,694. On January 18, 2005, an officer advanced the Company an additional $5,000 for working capital. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $76,694 remained unpaid at February 28, 2005 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

As of May 31, 2004, the Company owed a director $61,285 for legal services provided to the Company. As of February 28, 2005 no arrangements had been made for the Company to repay this obligation; however, management plans to repay the balance through cash payments, issuance of the Company's common stock, or a combination thereof. The Company anticipates that the director will continue to provide legal services in the future. The balance due of $61,285 is included in the accompanying condensed financial statements as "Indebtedness to related parties".


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
                                =============

Note 6:   Research and Development

The Company's director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. ("Symbion"). On
January 5, 2005, the Company entered into a buy-sell agreement to purchase certain intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study. This intellectual property is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Cytolin is a potential new drug being developed by the Company for the treatment of Human Immunodeficiency Virus ("HIV").

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
                                                          ============



Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through February 28, 2005

                      Net cash used in
                       operating activities ................   $ (551,256)
                                                               ----------

       Cash flows from investing activities:
         Equipment purchases ...............................       (6,502)
                                                               ----------
                      Net cash used in
                       investing activities ................       (6,502)
                                                               ----------

       Cash flows from financing activities:
         Capital contributions by president ................        5,512
         Proceeds from notes payable issued to
           related parties .................................      116,194
         Repayment of notes payable to related
           parties .........................................      (50,000)
         Proceeds from notes payable issued to others ......       85,000
         Proceeds from the sale of common stock ............      540,000
         Payment of offering costs .........................      (54,000)
                                                               ----------
                      Net cash provided by
                       financing activities ................      642,706
                                                               ----------

                      Net change in cash ...................       84,948

       Cash, beginning of period ...........................         --
                                                               ----------

       Cash, end of period .................................   $   84,948
                                                               ==========

       Supplemental disclosure of cash flow information:
         Income taxes ......................................   $     --
                                                               ==========
         Interest..........................................    $      828
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

Projected  costs to complete  our  research  and  development  and to obtain FDA
--------------------------------------------------------------------------------
approval of a BLA:
------------------

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

Risks and uncertainties associated with completing development within reasonable
--------------------------------------------------------------------------------
period of time and if products are not completed on a timely basis:
-------------------------------------------------------------------

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

Establishing a Market and Obtaining Funding

We will require funding during the 2005 fiscal year in order to continue with research and development efforts and to stay in business. If we are able to complete this offering we will be able to pay company expenses for 6 months. Additional funding will have to occur within the next twelve months in order to continue operations. The amount of that funding is directly related to the clinical trials we are able to conduct and the amounts we will need to continue operations.

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



                                               CYTODYN, INC.
                                               (Registrant)


DATE:June 3, 2005                              BY: /s/ Allen D. Allen
     ------------                                 ------------------------------
                                                  Allen D. Allen
                                                  President and CEO