Form 10KSB
period 2005-05-31
CYTODYN INC
filed 2005-09-09
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Number of shares of common stock outstanding as of August 22, 2005:   8,519,307.
                                                                   ------------

                                  CYTODYN, INC
                   FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2004
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.   Description of Business..........................................   3
Item 2.   Description of Property..........................................  20
Item 3.   Legal Proceedings................................................  20
Item 4.   Submission of Matters to a Vote of Security Holders..............  23

                                     PART II

Item 5.   Market for Common Equity, related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities.............  22
Item 6.   Management's Discussion and Analysis or Plan of Operation........  24
Item 7.   Financial Statements.............................................  32
Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure.............................................  32
Item 8A.  Controls and Procedures..........................................  32
Item 8B.  Other Information................................................  32

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................  32
Item 10.  Executive Compensation...........................................  36
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          And Related Stockholder Matters..................................  38
Item 12.  Certain Relationships and Related Transactions...................  39
Item 13.  Exhibits.........................................................  43
Item 14.  Principal Accountant Fees and Services...........................  45

          Certifications of President and Chief Financial Officer

Item 1.         Description of Business

Our Business

In October 2003 we entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc., pursuant to which we effected a two for one reverse split of our common stock, and amended our articles of incorporation to change our name from Rexray Corporation to CytoDyn, Inc. Pursuant to the acquisition agreement, we were assigned the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. We also acquired the trademarks, CytoDyn and Cytolin, and a related trademark symbol. The license acquired gives us the worldwide, exclusive right to develop, market and sell the HIV therapies from the patents, technology and know-how invented by Mr. Allen. The term of the agreement is for the life of the patents of which the first shall expire in 2013. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

We have two full time employees, Allen D. Allen, our Chief Executive Officer, and Corinne Allen, Vice President of Business Development, and one part time employee, Wellington Ewen, our Chief Financial Officer.

In the last two fiscal years, there have not been any research and/or development expenditures by us or our predecessor companies.

We have not been an operating businesses. CytoDyn New Mexico previously licensed the technology out for development and had not been an operating business since 1998. We were only incorporated in May 2002 and this was not an operating entity until the acquisition of the license in October 2003. We expect to incur significant research and development expenses in the near future. However, our expenditures in the last two fiscal years have been for general and administrative purposes, legal fees, and patent protection.

Our principal executive offices are located at 200 West DeVargas Street, Suite 1, Santa Fe, New Mexico 87501; telephone: (505) 988-5520, facsimile: (800) 417-7252, and website address; www.cytodyn.com.

CytoDyn(R)and Cytolin(R)are our registered trademarks. Our service trademark symbol is:

   [GRAPHIC OMITTED]

The Biotechnology Industry

We estimate that approximately 4,000 biotech companies are operating around the world today, about 1,500 of which are in the United States. According to Biotechnology Industry Organization: Biotechnology Industry Statistics, 2003, revenues of U.S. biotech companies increased from about $8 billion in 1992 to about $34.8 billion in 2001. In 1990, the market capitalization of public companies in the biotechnology industry was less than $50 billion. By April of 2003, the market capitalization was estimated to be $206 billion. More than 370 biotechnology drug products and vaccines are currently in human trials in the U.S., and we estimate that there are hundreds more in development. The number of U.S. patents issues annually to biotechnology companies has climbed from about 2,500 in 1992 to about 7,760 in 2002.

Background on HIV and AIDS

UNAIDS, the Joint United Nations Programme on HIV/AIDS, estimates that 40 million people were living with HIV/AIDS in 2003, reflecting a steady increase since 1999, especially in sub-Saharan Africa, as well as in Asia and the Pacific, Eastern Europe and Central Asia. According to the AIDS epidemic update, December 2003, in 2003, about 3 million people died from HIV/AIDS, and another 5 million contracted the disease. In the United States, the Centers for Disease Control and Prevention estimates that as of the end of 2002, about 530,000 people were living with HIV, of whom about 384,900 were living with AIDS, the full-blown Acquired Immune Deficiency Syndrome that develops from HIV. During 2002, over 35,000 new cases of HIV were reported in the United States. No cure is currently known for HIV.

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

HIV triggers a flaw in the human immune system that leads to its destruction. Patients with HIV proliferate CD8 "killer" cells, which kill off CD4 watch dog cells, whether healthy or not, leading to the loss of immune function. But for this flaw, HIV infection in humans might be similar in character to the infection in other primates, which can be infected with HIV without the destruction of their immune systems because their CD8 killer cells do not destroy their CD4 cells. The destruction of CD4 cells in humans leaves those persons susceptible to certain cancers and other infections that would normally not be fatal to a person with a normal number of CD4 cells. When AIDS first surfaced in the United States, no medicines were available to combat the underlying immune deficiency, and few treatments were available to combat the diseases that resulted. Since then, the FDA has approved a number of drugs in two groups, both antivirals, for treating HIV infection. These groups are:

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

Potential drugs
Cytolin

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

A relatively small number of physicians in the United States administered Cytolin to their HIV-infected patients over two years. As results from this initial use became available, other physicians obtained and administered Cytolin to their patients as well. Four of the doctors using Cytolin allowed CytoDyn's predecessor to send in an independent Institutional Review Board to inspect the medical records of 188 patients treated with Cytolin once or twice a month over 18 months. Data were recorded and summarized and formed part of the material presented to the FDA as an early indication of the safety and potential efficacy of Cytolin.

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

In 2002, Symbion Research International, a contract research organization, completed a Phase I a/b clinical trial of Cytolin. The trial was sponsored by Amerimmune, Inc, the previous licensee of CytoDyn of New Mexico but Symbion was never paid for its work. As a result, its work product became Symbion's. See "Legal Proceedings." CytoDyn, Inc. has entered into a buy-sell agreement with Symbion to purchase the Phase Ia study data. The Phase Ia study, conducted in 13 subjects suffering from HIV/AIDS, found Cytolin to be safe and well tolerated. The initial safety study affirmed the safety and tolerability of the drug in these dose groups, as well as preliminary efficacy in lowering the concentration of HIV by up to one log (measurement of efficacy) and increasing T-cell counts in the study's patient population with no severe adverse events reported. Some of the data were presented as an abstract and poster session, entitled "Phase I Study of Anti-LFA-1 Monoclonal Antibody (Cytolin(R)) in Adults with HIV Infection" at the 9th Conference on Retroviruses and Opportunistic Infections held in Seattle, Washington on February 24-28, 2002.

We intend to develop Cytolin and other antibodies covered by the licensed patents as a treatment for HIV/AIDS in the U.S. and other countries. However, we must raise sufficient and substantial capital in order to pursue these objectives.

Other Potential Drugs

We have entered into a confidential letter of intent with another biotech company for a joint development of a new drug to treat Biopolar Disorder. There is no guaranty that this effort will be made or will result in a successful new treatment for Bipolar Disorder.

Product Liability Insurance

The testing, marketing and sale of therapeutic products for use in humans entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against us. We have not obtained product liability insurance, and there can be no assurance that we will be able to obtain insurance coverage in the future on acceptable terms or that any claims against us will not exceed the amount of such coverage.

Government Regulation

The estimated cost and length and stage of each process of FDA approval is outlined as followed:

     o    Purchase of Phase I data: $362,000
     o    End of Phase 1/Pre Phase 11 FDA: 6 months; $ 50,000 - $100,000
     o    Phase II/III Pivotal Study BLA: 24-36 months; $1,250,000 - $1,750,000
     o    Cost to Investigators: $ 750,000 - $1,500,000
     o    Manufacturing for Clinical Trials: 3-6 months; $ 350,000 - $400,000

Total time and cost estimated to get FDA approval for a BLA to sell Cytolin to certain HIV patients is approximately 29-42 months, at an estimated $2,762,000 to $4,1120,000.

Regulatory Approval Process - Summary

On October 1, 2003, the Food and Drug Administration (FDA) transferred certain product oversight responsibilities from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Evaluation and Research (CDER). The review and approval of Cytolin(R) is now under the jurisdiction of the Division of Monoclonal Antibodies (DMA; Steven Kozlowski, MD, acting director, Patrick Swann, Ph.D., acting deputy director) in the CDER Office of Pharmaceutical
Science: Office of Biotechnology Products (Keith O. Webber, Ph.D., Acting Director).

Under current law, all new drugs and biologic products need clinical proof that they are safe and effective before they can be approved for marketing in the United States. The approval of Cytolin will be subject to submission of a Biologics Licensing Application (BLA), submitted to CDER. The BLA is the vehicle through which CytoDyn will formally propose that the FDA approve Cytolin for sale in the United States. To obtain this authorization, CytoDyn will submit for review, as contained in the BLA, nonclinical (in vitro and animal) and clinical (human) test data and analyses, drug information, and descriptions of manufacturing procedures.

The BLA must provide sufficient information, data, and analyses to permit FDA reviewers to reach several key decisions, including:

     o whether Cytolin is safe and effective for its proposed use(s), and whether the benefits of Cytolin outweigh its risks;
     o whether the proposed labeling for Cytolin is appropriate, and, if not, what the labeling should contain; and
     o whether the methods used in manufacturing Cytolin and the controls used to maintain quality are adequate to preserve the identity, strength, quality and purity of Cytolin.

In order to initiate clinical testing of a new drug or therapeutic biologic product, an Investigational New Drug Application (IND) must be submitted to FDA. In most cases, the IND summarizes preclinical studies. The purpose of preclinical studies - animal pharmacology/toxicology testing - is to develop adequate data to support a decision that it is reasonably safe to proceed with human trials of the drug.

If an IND is considered `allowable' by FDA, the sponsor may begin clinical trials in humans. The standard procedure for clinical testing involves studies from Phase I to Phase III.

Clinical Trials Process

Phase I

Phase 1 includes the initial introduction of an investigational new drug or biologic into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in a small number of healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the investigational product's pharmacokinetics and pharmacological effects are obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies.

Phase II

Phase 2 includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people.

Phase III

Phase 3 studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually include several hundred to several thousand people.

Cytolin - Clinical Development and Regulatory Approval

To date an allowable IND has been submitted for Cytolin and Cytolin has been studied in two Phase I controlled clinical studies (Phase Ia and Phase Ib/II). Data has also been collected from four physicians who treated patients with Cytolin in an uncontrolled clinical setting from 1983 to 1995.

Once adequate clinical testing of Cytolin is complete, the BLA must be submitted to FDA containing full reports of the studies such that CDER can evaluate the data. Data from the controlled clinical trials are especially important because they provide the only basis, under law, for demonstrating safety and effectiveness. The clinical trials answer the questions: "Does this drug work for the proposed use?" and "Is the drug safe?" From analyses of the data, CDER reviewers assess the benefit-to-risk relationship and based on CDER's assessment, the BLA for Cytolin will either be considered approvable, approvable with minor changes, or not approvable. Once considered approvable, the sale and marketing of Cytolin may legally proceed in the United States.

In order to obtain approval for the sale and marketing of Cytolin in the United States, the clinical development strategy described below has been devised.

1. Safety and efficacy data have been assembled into an abbreviated clinical study report for the Phase Ia study and a clinical report synopsis for the Phase Ib/II study. The data demonstrate that in these studies Cytolin was safe and well tolerated in HIV positive individuals. In addition, the Phase Ib/II study provided some initial evidence of efficacy for maintaining a reduction in viral load and a correlated increase in CD4+ T-lymphocytes.

2. A Pre-Phase II meeting will be requested with CDER. CDER encourages these meetings before conducting large-scale controlled clinical trials in order to obtain CDER advice about the design of the study plan and to ensure that planned studies will be acceptable. At this meeting safety and efficacy data from the two completed studies (Phase Ia and Phase Ib/II) will be presented to CDER. In addition, the clinical study design for the planned study (Phase II/III) will also be presented. In addition to obtaining FDA agreement on study design, the goal of this meeting will also be to discuss the possibility for considering the Phase II/III study suitable as the primary basis for obtaining regulatory approval for Cytolin.

3. Following FDA review, discussion, and feedback, the Phase II/III study will be conducted. We have entered into a preliminary agreement to have the study conducted by Dr. Jacob Lalezari, a leading HIV research physician in San Francisco, CA. As currently drafted, this is a double-blind, placebo-controlled, multi-center, 2-part study of Cytolin to be conducted in approximately 150 subjects. Part 1 is designed to determine dose-regimen and Part 2 is designed to study the safety and efficacy of long-term administration of Cytolin of the most efficacious dose regimen as determined from Part 1. The target population for the study is HIV seropositive adults who are receiving a standard course of three- or four-drug HAART (combination anitviral therapy) after failing their first HAART regimen. Duration of treatment in the study will be approximately 48 weeks.

4. Data for this study will be compiled into a clinical study report and submitted to the FDA. Endpoints will include, but are not limited to:

     o Proportion of responders after 12 weeks (A responder will be defined by a = 0.5 log reduction in HIV-1 viral load or reduction in viral load below the level of detection.);
     o    Safety;
     o Change from baseline in CD4+ T-cell count after 12 and 24 weeks (Part 1 and Part 2, respectively);
     o    Pharmacokinetics (percent Cytolin binding); and
     o    Time to treatment with additional HAART drugs or other HIV therapies.

5. An End-of-Phase II meeting will be requested with the FDA to present safety and efficacy data from the Phase II/III study, as well as to summarize safety and efficacy across all studies. The possibility of submitting the BLA with the data from the three controlled clinical studies will be discussed.

         Cytolin is a good candidate for obtaining regulatory approval after Phase II, provided the safety and efficacy data are compelling. FDA has established that a sustained reduction (e.g., 24 weeks) in HIV-1 viral load is highly predictive of meaningful clinical benefit and is a sufficient surrogate endpoint for obtaining approval for drugs intended to treat HIV. The Phase II/II study has been designed to evaluate safety and efficacy in a subject population that has very few treatment options and will evaluate efficacy in maintaining a reduced HIV-1 viral load. A strong argument will be presented to FDA to consider the Phase II/III data sufficient for the basis of approval, with the provision that additional efficacy data be collected post-marketing.

6. Depending on the meeting outcome, the BLA will be submitted on the basis of the Phase II/III data, or development will continue with the initiation of additional Phase II and/or Phase III clinical studies.

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals, which could delay or preclude us from marketing any potential drugs that we may develop.

Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of potential drugs, total or partial suspension of production, refusal of the government to approve Biological License Applications, BLAs, Product License Applications, PLAs, New Drug Applications, NDAs, or refusal to allow us to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses previously granted.

Sales of biological and pharmaceutical potential products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in that country.

Our contract manufacturers will also subject to regulation by the Occupational Safety and Health Administration (OSHA) and the Environmental Protection Agency
(PA) and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations.

We signed a consulting contract with Symbion Research International Inc, the contract research organization that prepared the Phase Ia/b clinical trials of Cytolin. We have also entered into a buy- sell agreement with Symbion to purchase the Phase Ia/b clinical data and the Phase II/III study protocol. Peggy
C. Pence, Phd, Symbion Research International's founder, is also on the Board of Directors of CytoDyn, Inc. We will be attempting to obtain permission to advance to a Phase II/III pivotal study on Cytolin.

We will not know for sure if certain studies will be required and what the total costs of such studies until we have a meeting with the FDA which we expect to take place within the next six months. We estimate that the cost for the "End of Phase I/Pre- Phase II" meeting with the FDA will be $50,000 to $100,000. We also estimate costs for the Phase II/III Pivotal Study will be $1,250,000 to $1,750,000 for the Contract Research Organization. We expect the Phase II/III Pivotal Study to take 29 to 42 months to complete at a cost estimated to be $2,050,000 to $3,350,000. In addition to these estimated costs, we believe the manufacturing and supply costs to be an additional $350,000 to $450,000. Therefore we expect the total cost of the Phase II/III study to be $2,400,000 to $3,800,000 plus $362,000 for the purchase of the Phase Ia/b clinical data and Phase II/III protocol design of approximately a total of $2,762,000 to $4,112,000. Substantially more capital will need to be obtained to get FDA approval for Cytolin's general use in the U.S. and to conduct further studies that the FDA may require.

Patents

We have licensed the following patents from Mr. Allen D. Allen, the Inventor and Registered Owner:

U.S. Patent Nos. 5424066 5651970 and 6534057, and foreign counterpart patents.

We have also licensed the following foreign patents: Canada, Australia, United Kingdom, Germany, Switzerland, France, Italy, Netherlands, Portugal, Spain and Sweden. These patents are the equivalent of the U.S. Patent No. 5424066. There is also a European patent pending which would be the equivalent of U.S. Patents No. 5651970.

The patents are registered to Allen D. Allen, the inventor and are licensed exclusively to us until they expire, the first of which is to occur in 2013. We will develop, market and sell the technology contained in the patents in accordance with the license agreement (See Exhibit 10.6 for Patent License Agreement).

CytoDyn owns the registered trademarks, CytoDyn and Cytolin, and a related trademark symbol.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. CytoDyn will compete with other more established biotechnology companies with greater financial resources than us. Our potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than CytoDyn. Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be developed by CytoDyn, or that gain regulatory approval prior to our potential drugs. Worldwide, there are many antiviral drugs for treating HIV and AIDS. In seeking to manufacture, distribute and market the various potential drugs we intend to develop, we face competition from established pharmaceutical companies. All of our potential competitors in this field have considerably greater financial and personnel resources than we possess. Also, based on the premise that HIV patients lose their CD4 cells because of the way some white blood cells stick together in people infected with the virus, Johns Hopkins Medical School owns patents on specific antibodies which are believed to prevent the clumping of white blood cells, which is known as syncytia. It is possible that these antibodies may be licensed by Johns Hopkins and marketed in competition with Cytolin. CytoDyn also expects that the number of its competitors and potential competitors will increase as more potential drugs receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than CytoDyn in manufacturing, marketing and distributing its potential drugs. There can be no assurance that CytoDyn will be able to compete successfully.

Seasonality

Our business is not materially affected by seasonal factors.

Employees

We have two full time and employees and one part time employee, engaged in management and product development. CytoDyn is severely understaffed and will expand its employee force upon completion of its $3 to $5 million offering. There can be no assurance we will be able to locate or secure suit able employees upon acceptable terms in the future. Corinne Allen, Allen Allen and Wellington Ewen have entered into Personal Services Agreement with the Company to provide professional services to us for two years.

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

                                  RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects:

Risks Related to Our Financial Condition

Our Accountant Has Expressed a Substantial Doubt that We Can Continue As a Going Concern. If We Do Not Continue As a Going Concern, Investors Could Lose Their Entire Investment.

We have accumulated losses since our inception, and our independent accountant has expressed that there is a substantial doubt that we may continue as a going concern. If we do not continue as a going concern, there will be no way for investors to recoup their investments.

We Are a New Business With a Limited Operating History and No Revenues to Date and Cannot Commence Operations Unless We Can Overcome the Many Obstacles We Face.

We are a development-stage company with no prior business operations and no revenues. We are presently engaged in the early stage development of certain potential drugs. Unless we are able to secure adequate funding, we may not be able to successfully develop and market our potential drugs and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, our efforts have been allocated primarily to the following: aggressively patenting our technology; organizational activities; developing a business plan; obtaining interim funding; and conducting research and working toward the ultimate successful development of our potential drugs. In order to establish ourselves in the bio pharmaceutical market, we are dependent upon funding by sales of our securities and the successful development and marketing of our potential drugs. As a research and development company, we face increased risks, uncertainties, difficulties and expenses such that an investment in our common stock may be worthless if our business fails. We have a history of losses and a large accumulated deficit and we expect future losses that may cause our stock price to lose its value.

For the fiscal years ended May 31, 2004 and May 31, 2005, we incurred net losses of $345,914 and $777,083, respectively. The losses since the company's development stage (October 23, 2003 through May 31, 2005) were $1,115,127. CytoDyn of New Mexico incurred approximately $1.3 in net losses before it assigned its license to us. We expect to lose more money as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.


Risks Related to Our Business

Our Inability to Retain and Attract Key Personnel Could Cause Our Business to Fail.

We believe that our future success will depend on the abilities and continued service of certain of our senior management and executive officers, particularly our president and CEO and those persons involved in the research and development of our potential drugs. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and eventually market our drugs being developed, which would have a material adverse effect on our business.

Our Research and Development Efforts May Note Result In Commercially Viable Potential Drugs Which Could Result in a Loss of Investment.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable potential drugs. We have set forth in this report our proposed research and development program as it is currently conceived. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable potential drugs from our technologies. If not, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.

Our Potential Drugs Have Not Yet Been Extensively Tested On Humans, and Their Efficacy Is Not Yet Known. If We Cannot Develop Effective Potential Drugs, Our Business Will Fail.

There are numerous legal, scientific and regulatory risks that may prevent us from carrying out its project to develop the proposed antibody therapy to treat HIV disease and AIDS. Investment in CytoDyn must be considered highly speculative because, among other reasons, only limited testing on humans has been conducted. It is possible that proposed therapies will not be effective for treating HIV disease or AIDS or that they will have adverse side effects on human subjects which will prohibit or undermine their intended use. Consequently, investment in our securities involves a high degree of risk and only those persons of adequate financial means, who have no need for liquidity with respect to the investment, and can bear the risk of losing all or part of the investment, are suitable for such investment.

In Order to Create Our Potential Drugs, We Will Need to License or Purchase Clones. If We Are Unable to Do So, We May Not Be Able to Continue Development of Our Potential Drugs.

The patents licensed by us cover the use of certain antibodies to treat HIV disease. Antibodies are produced in a process similar to that of making wine. A seed or "clone" is planted to grow a cellbank. The cell bank is then used to grow a crop of cells. Cells are harvested from the cell bank and then fermented or otherwise processed to make raw antibodies. Finally, the raw antibodies are purified and vialed using an FDA approved method. CytoDyn does not currently own or license the clones used to produce antibodies. We have not yet commenced negotiations with the owners of the needed clones, and there can be no assurance that we will be able to obtain such an agreement. In the event we are unable to obtain a clone license, our use of the antibody will be restricted to research only. In order to protect our potential drugs, we must be able to license the clones, and no such license has yet been negotiated.

We Are Dependent Upon Patents Licensed From Allen D. Allen, Our Chief Executive Officers. The Failure to Maintain These Licenses May Cause Our Business to Fail.

We currently have the right to use patent and proprietary rights which are material to the development of our HIV treatments, by assignment of a license from Allen D. Allen, the owner of the patents. The license requires us to defend the licensed patents from infringement. If we were to fail to defend or maintain patents or other protections of the licensed patents and proprietary technology, it may have a materially adverse effect on our ability to develop our potential drugs.

We May Not Have the Opportunity to Enter Into Strategic Partnerships For the Commercialization of Our Technologies Which Could Have a Severe Negative Impact on Our Ability to Market Our Potential Drugs.

We intend to enter into strategic partnerships or other relationships with established biomedical, pharmaceutical and biopharmaceutical companies to obtain the necessary regulatory approvals and to undertake the manufacturing and marketing efforts required for commercializing our potential drugs. However, we do not have commitments at this time from any potential partners. If we are unable to enter into any new partnerships, then we may be unable to commence the commercialization of our potential drugs.

A Market For Our Potential Drugs May Not Develop, Causing a Failure of Our Business.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new potential drugs or technologies that may be developed or acquired. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these potential drugs. We currently have limited evidence on which to evaluate the market reaction to potential drugs that may be developed, and there can be no assurance that any potential drugs will obtain market acceptance and fill the market need that is perceived to exist.

Our Business Depends on Our Ability to Protect Our Proprietary Technology. If We Cannot Protect It, Our Business May Fail.

We have entered, and will continue to enter, into confidentiality agreements with our employees, consultants, advisors and collaborators. Corinne Allen our Vice President of Business Development and Wellington Ewen our Chief Financial Officer, have entered into Proprietary Information and Inventions Agreements in order to protect our proprietary information. Allen D. Allen as the Inventor of the technology is bound under the Patent License Agreement licensed to CytoDyn. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. Although we encourage and expect all of our employees to abide by any confidentiality agreement with a prior employer, competing companies may allege trade secret violations and similar claims against us. We may collaborate with universities and governmental research organizations which, as a result, may acquire part of the rights to any inventions or technical information derived from collaboration with them. To facilitate development and commercialization of a proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. Obtaining and maintaining such licenses may require the payment of substantial amounts. In addition, if we are unable to obtain these types of licenses, our product development and commercialization efforts may be delayed or precluded. We may incur substantial costs and be required to expend substantial resources in asserting or protecting our intellectual property rights, or in defending suits against us related to intellectual property rights. Disputes regarding intellectual property rights could substantially delay product development or commercialization activities. Disputes regarding intellectual property rights might include state, federal or foreign court litigation as well as patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office. An adverse decision in any proceeding regarding intellectual property rights could result in the loss or limitation of our rights to a patent, an invention or trademark.

We Will Engage Contract Manufacturers to Produce Our Potential Drugs, Including Our Potential HIV Drugs.

Our dependence on third party manufacturers creates a risk that the manufacturer will become unable to perform work for us, or perform it properly, or the manufacturer may go out of business. This would create a substantial delay in the development of our products, which would have a materially adverse effect on our business.

As a Producer of Potential Drugs, We May Be Exposed to Product Liability and Recall Risks for Which Insurance Coverage Is Expensive, Limited and Potentially Inadequate.

We produce potential drugs, which, if approved for use by humans, subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. The drug platform we are developing is also subject to product liability claims with respect to safety of the product, especially with regard to potential side effects. At the moment we have no product liability insurance, but even if we are successful in obtaining insurance for our potential drugs, a product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. Product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our potential drugs.

Our Management Has Substantial Voting Control Over All Matters.

As of May 31, 2005 Allen D. Allen our president holds 2,118,515 and Corinne Allen, our Secretary and Vice President, holds 1,736,335 of our 8,519,307 shares of common stock outstanding. This gives them 45% voting control over all matters submitted to a vote of the shareholders.

Technological Changes May Render Our Potential Drugs Obsolete.

The biopharmaceutical industry is subject to rapid and significant technological change, and our ability to compete is dependent in large part on its ability continually to enhance and improve its potential drugs and technologies. In order to do so, we must effectively utilize and expand its research and development capabilities, and, once developed, expeditiously convert new technology into potential drugs and processes which can be commercialized. Our competitors may succeed in developing technologies, potential drugs and processes that render our processes and potential drugs obsolete. Certain companies have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to potential drugs or processes competitive with or otherwise related to those of CytoDyn. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market potential drugs.

It Is Uncertain If Healthcare Facilities, Providers and Insurance Companies Will Approve Benefits or Reimbursement for Their Members for Our Potential Drugs, Thus Rendering Them More Expensive and More Difficult to Market.

The industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, state and federal government regulation of reimbursement rates and capital expenditures in the United States has increased. Lawmakers continue to propose programs to reform the United States healthcare system, which may contain programs to increase governmental involvement in healthcare, lower Medicare and Medicaid reimbursement rates or otherwise change the operating environment in the healthcare industry. Healthcare industry participants may react to these proposals by curtailing or deferring use of new treatments for disease, including treatments utilizing the biologics that CytoDyn is developing.

We Need to Raise at Least $3,000,000 to $5,000,000 in the Next 12 Months or We Will Not Be Able to Continue Our Business.

If we are unable to raise at least $3,000,000 to $5,000,000 in the next 12 months by continuing to obtain capital or by borrowing funds, we will not be able to operate our business.

Risks Related to Legal Proceedings

Management's Responsibility Is to Protect Our Patents, Trademarks and Technology. This Includes Legal Expenses to Oppose Attempts to Steal, Convert or Misappropriate Our Property.

We have been targeted in the past and have had to spend significant legal fees to recover our property. Please see disclosures under "Legal Proceedings" below. If we are unsuccessful in opposing efforts to steal, convert or misappropriate our property, this could have a materially adverse effect on our business.

Risks Related to Regulatory Approvals and Clearances

The Time Needed to Obtain Regulatory Approvals and Respond to Changes In Regulatory Requirements Could Cause Our Business to Fail.

On October 1, 2003, the Food and Drug Administration (FDA) transferred certain product oversight responsibilities from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Evaluation and Research (CDER). The review and approval of Cytolin(R) is now under the jurisdiction of the Division of Monoclonal Antibodies (DMA; Steven Kozlowski, MD, acting director, Patrick Swann, Ph.D., acting deputy director) in the CDER Office of Pharmaceutical
Science: Office of Biotechnology Products (Keith O. Webber, Ph.D., Acting Director).

Under current law, all new drugs and biologic products need clinical proof that they are safe and effective before they can be approved for marketing in the United States. The approval of Cytolin will be subject to submission of a Biologics Licensing Application (BLA), submitted to CDER. The BLA is the vehicle through which CytoDyn will formally propose that the FDA approve Cytolin for sale in the United States. To obtain this authorization, CytoDyn will submit for review, as contained in the BLA, nonclinical (in vitro and animal) and clinical (human) test data and analyses, drug information, and descriptions of manufacturing procedures. The submission of a BLA to the FDA does not guarantee that an approval or clearance to market a product will be received.

This process could be costly and lengthy. There may be delays that increases our costs to develop new potential drugs as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

Newly promulgated or changed regulations could also require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our potential drugs for certain uses, in certain markets, or at all.

Failure to comply with FDA or similar international regulatory bodies or other requirements may require us to suspend production of our potential drugs which could result in further losses or inability to produce revenues.

Risks Related to Our Common Stock

A Public Market for Our Shares May Never Develop, Making the Shares Illiquid.

A public market for our shares may never develop. This may make it difficult or impossible for investors in our shares to sell them. If our shares are approved for a quotation on the over-the-counter market, they may be thinly traded and highly volatile.

If a Trading Market Develops In Our Securities, It Will Be Limited, Which Makes Transactions In Our Stock Cumbersome and May Reduce the Value of an Investment In Our Stock.

There is no current market for our common stock, but, if one develops, shares of our common stock are "penny stocks" as defined in the Exchange Act, which are traded in the over-the-counter market on the over-the-counter bulletin board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Securities Exchange Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in these documents are the following:

     o the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply;
     o    the brokerage firm's compensation for the trade;
     o the compensation received by the brokerage firm's sales person for the trade;
     o the brokerage firm must send the investor a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account; and
     o a written statement of the investor's financial situation and investment goals.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

     o if "penny stock" is sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back;
     o if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that committed the fraud for damages; and
     o if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Securities and Exchange Commission's rules may limit the number of potential purchasers of the shares of our common stock. Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

Item 2.         Description of Property

Our principal offices are located at 200 West De Vargas Street, Suite 1, Santa Fe, New Mexico 87501. We lease this 169 square foot office space on a month to month basis at a rent of $514 per month.


Item 3.         Legal Proceedings

Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. has filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., (predecessor company) Allen D. Allen, Corinne E. Allen, Ronald J. Tropp, Brian J. McMahon , Daniel M. Strickland, M.D. and unknown others designated as "Does 101-150".

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

The outcome of litigation is uncertain. Management believes that an unfavorable result is unlikely with respect to the claims raised by the Complaint, and that the claims raised by the Cross-Complaint are without merit and are retaliatory. The defendants have retained new counsel which are the same attorney's that represented us in the following case that was decided in our favor.

Mr. Lewis has filed a motion to include CytoDyn, Inc. as a defendant in the Cross-Complaint. We are opposing this motion which will be heard September 2005.

Trial is currently scheduled for October 2005.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc.
----------------------------------------------------

Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action
-----------------------------------------------------------------------------
No. 05-0452-C.
--------------

Nature of the claims:
---------------------

The Company and Allen filed a complaint against Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. (together, "Amerimmune") to domesticate an October 4, 2004 judgment that the Company and Allen obtained against Amerimmune in the Superior Court of California for Ventura County, case number SC-039250. Further, the Company and Allen named Biovest International, Inc. ("Biovest") as a trustee-defendant because Biovest possesses a Cell-Bank, the rights to which the Company and Allen own.

Progress to Date:
-----------------

The Company and Allen were successful in having the California judgment domesticated. Further, the Company and Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to the Company and Allen. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), has sought to intervene in the case, alleging a competing right to the Cell-Bank. The Court recently heard oral argument on Maya's Motion to Intervene and has taken the Motion under advisement. If Maya's Motion to Intervene is denied, the Cell-Bank will be transferred to the Company and Allen, and the litigation will be concluded (absent an appeal). Alternatively, if Maya's Motion to Intervene is granted, the Cell-Bank will not be transferred to any person or entity pending a determination by the Court of the parties' respective rights to the Cell-Bank.

The Company's Response:
-----------------------

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously if Maya does indeed intervene.

Expected Outcome:
-----------------

We cannot express judgment regarding the outcome of the case or the probable ultimate liability, if any, to be incurred by the Company. However, the Company's claim to the Cell-Bank is strong.

Other legal/patent issues:
--------------------------

Cytodyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Because of uncertain consequences resulting from the actions of these rogue Amerimmune Inc. employees, Cytodyn is acting to remedy the situation. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Cytodyn will correct the inventorship and assignee in these applications.

Background

Cytodyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all technology developed during its relationship with Amerimmune to Symbion. This technology is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.


Item 4.         Submission of Matters to a Vote of Security Holders

None.


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information.

On June 17, 2005 5:00pm EST, the Securities and Exchange Commission declared our public registration prospectus effective. The public offering shares were sold and the offering closed on July 31, 2005. We have not yet commenced trading the shares we registered in the registration as we are awaiting a trading symbol. We do not currently have a public trading market for our common stock. . We are in the process of obtaining a trading symbol and a trade date from the National Association of Securities Dealers (NASD). Once and if we receive the symbol from the NASD, the company's shares will be trading on the Over-The-Counter Bulletin Board.(OTCBB) As of August 22, 2005, we have approximately 171 holders of record of our common stock.


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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth, as of May 31, 2005, all compensation plans under which equity securities of CytoDyn, Inc. are authorized for issuance:



--------------------------- ---------------------- ---------------------- ----------------------
Plan Category                Number of              Weighted average       Number of
                             securities to be       exercise price of      Securities remaining
                             issued upon exercise   outstanding options,   available for future
                             of outstanding         warrants and rights    issuance under
                             options, warrants                             equity compensation
                             and rights                                    plans (excluding
                                                                           securities reflected
                                                                           in column (a))
                             (a)                    (b)                    (c)
--------------------------- ---------------------- ---------------------- ----------------------
Equity compensation plans    None                   None                   None
approved by security
holders
--------------------------- ---------------------- ---------------------- ----------------------
Equity compensation plans    150,000*               $1.00 per share        -0-
not approved by security
holders
--------------------------- ---------------------- ---------------------- ----------------------
Total                        150,000
--------------------------- ---------------------- ---------------------- ----------------------

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the last fiscal quarter of our fiscal year ended May 31, 2005.

Purchases of Equity Securities

We did not repurchase any of our common stock during the fiscal year ended May 31, 2005.


Item 6.         Management's Discussion and Analysis or Plan of Operation


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview

We incorporated as Rexray Corporation in Colorado in May 2002. We were originally a blank check company created to target companies for merger or acquisition. We issued to our founder, James B. Wiegand 800,000 shares of our common stock in exchange for services valued at $8,000, and thereafter $3,400 for administrative purposes through a private placement equity offering of 340,000 shares in 2002.

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

We are a development stage company. We have not commenced any significant product commercialization and, until we do, we will not generate any significant product revenues. Most of the efforts and resources commenced by the predecessor New Mexico company, (CytoDyn of New Mexico, Inc, incorporated in New Mexico in June of 1994) have been directed to research and development of Cytolin and related technologies. Since inception of the company and the accumulated losses of the predecessor CytoDyn of New Mexico, we have incurred total research and development expenses of $1.8?? million. As a result of these research and development costs, we have combined, since inception, incurred operating losses generating an accumulated deficit of approximately $ as of May 31, 2005 our fiscal year end. Since October 2003, when we entered into the acquisition agreement with Rexray Corporation through November 30, 2004 , our accumulated net losses had been approximately $581,176. This company has had no research and development expenses during the last two fiscal years, as we have been structuring this new company , focusing on compliance, financing and structure of management. Our research and development expenses will be incurred once we meet with the FDA for approval of a Phase II/III trial We expect to continue to incur operating losses and we expect the accumulated deficit to increase until we are able to market a product and have sales sufficient to support our operations.

The Acquisition Agreement with CytoDyn of New Mexico. Under the October 28, 2003 acquisition agreement with CytoDyn of New Mexico, we:
     o    Effected a one-for-two reverse split of our common stock,
     o    Issued to CytoDyn of New Mexico 5,362,640 post-split shares, and
     o Amended our articles of incorporation to change our name to CytoDyn, Inc.
     o    Assumed $161,578 in liabilities related to assigned assets

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

We accounted for the acquisition as a recapitalization of CytoDyn of New Mexico, with Rexray Corporation as the legal surviving entity. For accounting purposes, the acquisition has been treated as a recapitalization of CytoDyn of New Mexico, with Rexray as the legal surviving entity. Since Rexray had minimal assets and no operations, the recapitalization has been accounted for as the sale of 890,000 shares of CytoDyn of New Mexico common stock for the net assets of Rexray. Therefore, the historical financial information prior to the date of the reverse business acquisition is the financial information of CytoDyn of New Mexico.

History of CytoDyn of New Mexico, Inc.

CytoDyn of New Mexico has been, since its incorporation in New Mexico in 1994, a research and development company focused on developing a treatment for diseases associated with HIV/AIDS. It has never had operating revenues and has never been profitable. It is in the process of dissolving and has distributed the 5,362,640 shares of common stock that it received from us in the acquisition to its shareholders, pro rata. The corporation is in the process of being liquidated.

Summary of Critical Accounting Policies

Going Concern
-------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we are currently in the development stage with losses for all periods presented. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. We intend to seek additional funding through equity offerings to fund our business plan. There is no assurance that we will be successful.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at May 31, 2005. We have completed an initial public offering to pay company expenditures through January 31, 2006. We will have to raise additional funds within the next twelve months. We have not commenced any negotiations for additional funding but we expect to need approximately $3 to $5 million dollars to accomplish our plan of operation for the development of Cytolin. We may raise capital through debt or equity offerings. Capital may be raised in tiers and at different prices as the market price for our shares fluctuates.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

At there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.


Plan of Operation

During the next 12 months, our objectives are

     o to meet with the FDA and seek approval to continue Phase II/III clinical trials of Cytolin;
     o    to conduct the further clinical trials needed to get Cytolin to market
     o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong;
     o to market our shares and establish a solid reasonable market capitalization,
     o to raise approximately $3 to $5 million in additional funds to support our research and development efforts, the clinical trials relating to Cytolin, and our general and administrative expenses; and
     o to explore joint venture arrangements for other possible pharmaceutical products.

Continuing Clinical Trials:

 Phase I clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II trials. We purchased the data from these trials from Symbion and will use the data to present to the FDA.

Projected costs to complete our research and development and to obtain FDA
--------------------------------------------------------------------------
approval of a Biologics Licensing Application:
----------------------------------------------

We have negotiated with Symbion International for the right to use the Phase 1 data for a total of $362,000 and to seek approval for the Phase II trials from the FDA. If the Phase II/III study is approved by the FDA, we expect it, together with the pre-Phase II/III efforts, to cost an estimated $2,050,000 to $3,350,000 for Symbion to conduct the clinical trials, plus estimated manufacturing and supply costs of $350,000 to $400,000 and $362,000 for the Phase Ia/b data for a total of $2,762,000 to $ 4,112,000.

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

These trials can take anywhere from 29 to 42 months. Until we have met with the FDA, which we plan to do within the next three months, we cannot be certain what additional studies, assuming that Phase II/III study supports the efficacy and safety of Cytolin, will be required to receive marketing approval The completion of a Phase II/III Pivotal Study would allow the submission of a marketing application and if approved, would allow us to market Cytolin in the United States to certain HIV patients

Date we expect to begin benefiting from the product:
----------------------------------------------------

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


Risks and uncertainties associated with completing development within reasonable
--------------------------------------------------------------------------------
period of time and if products are not completed on a timely basis:
-------------------------------------------------------------------

Even if we are able to complete the development within a reasonable period of time our competitors could still come out with something competitive to our product. Toxicity in the product could go undetected until Phase IV Safety Surveillance after drug approval. We may have to continue to litigate to protect technology, or challenges to patents that have not yet expired, etc. The medical community may lack of acceptance of our product. There may be an inability to secure 3rd party payees such as if medicare would cover costs. Post registration manufacturing problems or downturn of economy or industry could also be risks.

If we are unable to complete clinical trials on a timely basis, with favorable results, our costs will increase significantly and we may not have enough capital to support further research and development and continue in business. Also, if we incur significant delays in being able to market our product, even if we are ultimately able to do so, we will be delayed in earning revenues and probably will require additional financing to continue in business. Please see the section entitled "Risk Factors."

Patents

During fiscal year 2004, several European patents were granted.. The new patents are covered by our License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. These patents are designated European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden, and are the counterparts to our United States Patent No. 5424066. Patents are pending in those same countries which, if granted, will be the equivalent of our United States Patent No. 5651970. We estimate the costs associated with these pending patents to be approximately $65,000, including amounts we have already spent. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time other than Hong Kong. The license acquired gives us the right to develop Mr. Allen's worldwide. Patents.

Litigation

For a thorough discussion of our pending litigation, please see the section entitled "Legal Proceedings."

Establishing a Market and Obtaining Funding

On June 17, 2005 5:00pm EST, the Securities and Exchange Commission declared our public registration prospectus effective. 450,000 shares were then sold at $0.75 per shares and the offering was closed July 31, 2005. We are awaiting the assignment of a trading symbol and "a trade date" from the NASD. The proceeds from the public offering will pay for company expenditures through January 2006. We will require additional funding during the 2006 fiscal year in order to continue with research and development efforts and to stay in business. If we are able to complete further offerings, we will be not be able to pay for the company's expenses for more than 6 months. Additional funding will have to occur within the next twelve months in order to continue operations. The amount of that funding is directly related to the clinical trials we are able to conduct and the amounts we will need to continue operations.

We will attempt to create a solid market for our company's shares once we are trading on the OTCBB. We believe this will help obtain additional funding by creating investor confidence in our company.

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

Consulting Agreement with Jacob Lalezari, M.D.

We have entered into a consulting agreement with Dr. Jacob Lalezari to consult with us on our next clinical trials, including but not limited to, revising the protocol, conducting clinical trials as the medical monitor. Dr. Lalezari is a successful AIDS doctor in the U.S that has conducted numerous clinical trials for big pharmaceutical companies such as, Glaxo, Human Genome Sciences, ViTex, Pfizer, Xcyte, BMS, Roche, and Aventis. His expertise and cooperation could help us get this treatment approved the fastest, safest way possible.

Confidentiality Agreement with Paramount Capital

We have signed a confidentiality agreement with Paramount Biosciences, LLC, where Paramount capital agrees not to divulge any confidential information while conducting due diligence on our company. They are evaluating the possibility of providing financing, or assisting us in the development of the product.


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

                                  Other Matters

We do not expect, in the next 12 months, to make any significant expenditures for equipment. We will continue to staff the company as funds become available. We plan to hire two to three additional financial, medical or business experts in the near future. During the fiscal year ended May 31, 2005, we expended $157,927 in professional fees, consisting of $129,664 legal fees and professional fees incurred in connection with our public registration, our additional patent protection filings, and litigating our pending lawsuits, and $10,676 in accounting and auditing fees. Transfer agent fees and EDGAR filing fees were $12,643. $5,000 was paid for consulting work to Symbion as under our consulting agreement. For the year ended May 31, 2005, $87,185 in legal fees was owed to our director, Ronald Tropp. We expect to incur similar fees in the current fiscal year, based on our research and development efforts, our need for additional capital, and continuing litigation.

Item 7.         Financial Statements

The financial statements and supplementary data required by this item are submitted in a separate section beginning on page F-1 of this report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


Item 8A.        Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.


Item 8B.        Other Information

None.


Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 10(a) of the Exchange Act.

--------------------------- --------- --------------------------------
Name                           Age       Positions Held *
--------------------------- --------- --------------------------------
Allen D. Allen                 69        President, Chief Executive
                                         Officer, Director
--------------------------- --------- --------------------------------
Wellington A. Ewen             65        Chief Financial Officer
--------------------------- --------- --------------------------------
Corinne E. Allen               37        Vice President Business
                                         Development, Secretary,
                                         Treasurer, Director
--------------------------- --------- --------------------------------
Daniel M. Strickland, MD       60        Director
--------------------------- --------- --------------------------------
Peggy J. Pence, Ph.D.          55        Director
--------------------------- --------- --------------------------------
Ronald J. Tropp, Esq.          62        Director
--------------------------- --------- --------------------------------

* Each officer and Director holds office until his/her successor has been elected and qualified.

Allen D. Allen. Mr. Allen has been our chairman of our board and our president and chief executive officer since October, 2003. Before joining CytoDyn, he was the chairman of the board of directors and chief executive officer of CytoDyn of New Mexico, Inc., since its inception in 1994. from 1990 to 1994 he was a research associate with Olive View-UCLA Medical Center where he collaborated and published with various medical professors oribinal research on HIV, dermatology and general immunology and was the co-investigator on an autologous vaccine study. From1986 to 1990 Mr. Allen was director of scientific affairs, Center for Viral Diseases, Northridge, California, where he conducted and published original research on a large cohort of patients with complex constellations of neuroimmunologic complaints. From 1971 to 1986 he was president of Algorithms, Incorporated where he conducted and published original research in the areas of artificial intelligence, perception, man and machine systems and societal engineering. Over the past thirty years, he has published numerous papers in the peer review science and medical journals. He has also served as an investigator on clinical research sponsored by major pharmaceutical companies, such as Ortho Biotech, Johnson & Johnson, and Sanofi-Winthrop. Mr. Allen invented and patented the family of HIV/AIDS therapies licensed to CytoDyn. He is a member of the American Physical Society and the American Federation of Scientists, a life member of the Institute of Electrical and Electronics Engineers, and a founding member of the Editorial Board of Physics Essays. Mr. Allen received an Associates of Arts degree from the University of California at Berkeley in 1957 and attended the University of California at Los Angeles from 1957 to 1959. In 1953 he received a national ARS Student Award in aeronautics from the American Rocket Society (now the Institute of Aeronautics and Astronautics). Mr. Allen is the father of Corinne E. Allen, our Vice President of Business Development.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide copies of those filings to us. Based solely on our review of the copies of those forms furnished to us during the fiscal year ended May 31, 2005, we are aware of the following untimely filings:

------------------- ------------------- ------------------- ------------------
Name                  Position Held       Report              Number of Late
                                                              Reports
------------------- ------------------- ------------------- ------------------

------------------- ------------------- ------------------- ------------------

------------------- ------------------- ------------------- ------------------

------------------- ------------------- ------------------- ------------------

------------------- ------------------- ------------------- ------------------

Code of Ethics.

We have adopted a Code of Ethics for our Chief Executive Officer, Vice President of Business Development and our Chief Financial Officer. This Code of Ethics can be found on our website at www.cytodyn.com.


Item 10.        Executive Compensation

The following table provides an overview of compensation that CytoDyn, Inc. paid to the Named Executive Officers for the fiscal years ended May 31, 2005, 2004 and 2003.



                           Summary Compensation Table

                                      Annual          Long Term
                                   Compensation     Compensation
                                                       Awards
---------------------- -------- ----------------- ---------------- ----------------
  Name and Principal     Year         Salary         Securities        All Other
       Position                                      Underlying      Compensation
                                                      Options
                                                     (# shares)
---------------------- -------- ----------------- ---------------- ----------------
   Allen D. Allen,       2005         98,000(1)          0                 0
   President, Chief      2004         98,000(1)          0                 0
  Executive Officer      2003            0               0                 0
---------------------- -------- ----------------- ---------------- ----------------
  James E. Wiegand,      2005            0               0                 0
      President(2)       2004         45,000(3)          0                 0
                         2003            0               0                 0
---------------------- -------- ----------------- ---------------- ----------------

     1 Mr. Allen's employment agreement with CytoDyn provides for a salary of $98,000. He was paid a total of $32,668 as of the end of each fiscal year 2004 and 2005, and the remainder of his salary was accrued.
     2 Mr. Wiegand resigned as president following the acquisition of certain assets of CytoDyn of New Mexico dated October 28, 2003.
     3    Paid for services to CytoDyn in connection with the acquisition.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table sets forth as of August 22, 2005 the beneficial ownership of common stock by each person who is known by CytoDyn to own beneficially more than 5% of the outstanding shares of common stock.


     ------------------------- ----------------------- --------------------
      Name and Address of       Amount and Nature of    Percent of Class
      Beneficial Owner          Beneficial Ownership*   Beneficially Owned
     ------------------------- ----------------------- --------------------
      Allen D. Allen(2)           2,118,515               24.86%
     ------------------------- ----------------------- --------------------
      Corinne E. Allen(2)         1,736,335               20.38%
     ------------------------- ----------------------- --------------------
      J.P. Turner & Company,        426,000(1)             5.0%
      LLC (1,3)
     ------------------------- ----------------------- --------------------
*To CytoDyn's knowledge, all persons have sole voting power of the shares.

     1    J.P. Turner received 426,000 warrants to purchase shares of common stock. The warrants were granted November 25, 2004,to J.P. Turner . They are immediately exercisable at $0.30 per share. The address for these shareholders is in care of the corporation at 200 West De Vargas Street, Suite 1, Santa Fe, New Mexico 87501.

     3    The address of the shareholder is 3060 Peachtree Road, Floor 1100,
Atlanta, Georgia 30305

The following table sets forth as of August 22, 2005, the number of common stock beneficially owned by all directors and executive officers.


---------------------------------------- ---------------------- -----------
 Name and Address of Beneficial Owner     Amount and Nature of   Percent
                                          Beneficial Owner(1)    of Class*
---------------------------------------- ---------------------- -----------
 Allen D. Allen2                          2,118,515              24.86%
---------------------------------------- ---------------------- -----------
 Wellington A. Ewen(2,3)                  -0-                    *
---------------------------------------- ---------------------- -----------
 Corinne E. Allen(2)                      1,736,335              20.38%
---------------------------------------- ---------------------- -----------
 Ronald J. Tropp(2)                       -0-                    *
---------------------------------------- ---------------------- -----------
 Daniel M. Strickland(2)                  8,476                  *
---------------------------------------- ---------------------- -----------
 Peggy J. Pence(2)                        -0-                    *
---------------------------------------- ---------------------- -----------
 All Officers and Directors as a Group    3,863,326              45.24%
---------------------------------------- ---------------------- -----------
*Less than 1% of outstanding common stock
1 Each shareholder has sole voting and investment power for the shares.
2 The address for the shareholders is in care of the corporation at 200 West De Vargas Street, Suite 1, Santa Fe, New Mexico 87501
3 Mr. Ewen has options to purchase 150,000 shares of common stock in connection with an employment agreement. We know of no arrangements concerning anyone's ownership of stock, which may, at a subsequent date, result in a change of control.


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

         Agreement to Issue Warrants to J.P. Turner & Company, LLC. J.P. Turner & Company, LLC, is a beneficial owner of 5.02% of our common stock, by virtue of a common stock warrants which it is entitled to receive pursuant to a "Financial Representative Agreement" dated November 25, 2003. Pursuant to the terms of that agreement:
     o J.P. Turner acted as our agent in connection with a private offering of our securities;
     o   We paid the sum of $54,000 to J.P. Turner;
     o We are to issue to J.P. Turner warrants for the purchase of 426,000 shares of our common stock, at an exercise price of $0.30 per share;
     o   When issued, the warrants will:
               o    Vest immediately in favor of J.P. Turner;
               o    Be exercisable immediately and thereafter for 5 years;
               o Contain customary anti-dilution provisions for stock dividends, splits, mergers and sales of substantially all assets;
               o    Contain a "cashless exercise" provision;
     o We have granted J.P. Turner "piggyback" registration rights, at our expense, with respect to the shares underlying the warrants;
     o We are to indemnify J.P. Turner and others against certain losses arising in connection with our material misrepresentations or omissions, the performance by J.P. Turner of the agreement, or breach of representations or warranties by an investor; and
     o The term of the agreement is 12 months, subject to termination upon 45 days written notice.

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

         Services Provided by Ronald J. Tropp. Our director, Ronald J. Tropp, Esq., has provided legal services to us, and to CytoDyn of New Mexico, for a number of years. Currently, we owe him the sum of $87,185 for these services. No arrangements have been made for the payment of this obligation. We anticipate that Mr. Tropp will provide additional legal services to us in the future.

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

____________________________
1 The shares constituted a portion of the shares issued to CytoDyn of New Mexico, Inc.

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

         Note Given and Debt Owed to Allen D. Allen. In January 2004 we issued to Allen D. Allen, our president, chief executive officer and the chairman of our board of directors, a non interest bearing promissory note, payable on demand, in the original principal amount of $22,788. The note reflects advances made to us by Mr. Allen during the years ending on May 31, 2003 and May 31, 2004. In addition, we owe the sum of $10,000 to Mr. Allen, who advanced that amount to CytoDyn of New Mexico for further payment to Rexray Corporation in connection with the acquisition of the assets of CytoDyn of New Mexico. The sum owed does not bear interest and is payable on demand. During the May 31, 2005 debt owed to Allen D. Allen by an additional $12,000. The total debt owed to Mr. Allen is $44,787.

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


     o Rent of Office Space. From May 2, 2002 through September 30, 2002, we rented office space located in Mr. Wiegand's home from Amery Coast
         Corporation at the rate of $100 per month. The rental rate was based, according to him, upon then current comparable rents. Amery Coast
         Corporation was controlled by Mr.Wiegand.

     o   Contributions of Office Space. From October 1, 2002 through May 31,
         2003, Amery Coast Corporation contributed office space to us. The rental value of the office space was deemed to be $100 per month, based on the previous rental rate determined by Mr. Wiegand.

     o Contributions of Time, Fee and Cash. Mr. Wiegand contributed services during the year ended May 31, 2003, which he valued at $2,970. In addition, during the year ended May 31, 2003, he paid, on our behalf, $1,645 for professional services rendered to us, and during the six month period ending November 30, 2003, he contributed $2,500 to us. The contribution of services and the payments were treated as contributions to capital.

     o Contributions of Cash. Mr. Allen contributed $ in additional paid in capital during the year ended May 31, 2005.


Item 13.        Exhibits

Incorporated by Reference

---------- ---------------------------------------------- -------- --------- -------------
 Exhibit    Exhibit Description                            Form     Exhibit   Filing Date
 Number                                                             Number
---------- ---------------------------------------------- -------- --------- -------------
 3.i        Articles of Incorporation                      10SB     3.1       7/11/2002
---------- ---------------------------------------------- -------- --------- -------------
 3.i.2      Amendment to Articles of                       8K       3.i.2     11 /12/2003
            Incorporation
---------- ---------------------------------------------- -------- --------- -------------
 3.ii       Bylaws                                         10SB     3.2       7/11/2002
---------- ---------------------------------------------- -------- --------- -------------
 10.i       Acquisition Agreement                          8K/A     10.i      1/12/2004
            Between Rexray Corporation
            and CytoDyn of NM, Inc. dated
            October 28, 2003
---------- ---------------------------------------------- -------- --------- -------------
 10.ii      Patent License Agreement between CytoDyn of    10KSB    10.2      9/14/04
            New Mexico, Inc and Allen D. Allen and
            Amendment to Patent License Agreement
---------- ---------------------------------------------- -------- --------- -------------
 10.iii     Personal Services Agreement between Allen      10KSB    10.3      9/14/04
            D. Allen and CytoDyn, Inc
---------- ---------------------------------------------- -------- --------- -------------
 10.iv      Personal Services Agreement Between            10KSB    10.4      9/14/04
            Wellington A. Ewen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- --------- -------------



---------- ---------------------------------------------- -------- --------- -------------
 10.v       Personal Services Agreement between Corinne    10KSB    10.5      9/14/04
            E. Allen and CytoDyn, Inc
---------- ---------------------------------------------- -------- --------- -------------
 10.vi      Financial Representative Agreement between     10KSB    10.6      9/14/04
            J.P. Turner & Company, LLC and CytoDyn, Inc
---------- ---------------------------------------------- -------- --------- -------------
 10.vii     Change of Control Agreement between Allen      10KSB    10.7      9/14/04
            D. Allen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- --------- -------------
 10.viii    Change of Control Agreement between Corinne    10KSB    10.8      9/14/04
            E. Allen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- --------- -------------
 10.ix      Proprietary Information between Corinne E.     10KSB    10.9      9/14/04
            Allen and CytoDyn
---------- ---------------------------------------------- -------- --------- -------------
 10.x       Proprietary Information between Wellington     10KSB    10.10     9/14/04
            A. Ewen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- --------- -------------
 10.xi      Proprietary Agreement between Allen D.         10KSB    10.11     9/14/04
            Allen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- --------- -------------
 10.xii     Specimen of Common Stock Certificate           SB-2     4         6/01/04
---------- ---------------------------------------------- -------- --------- -------------
 10.xiii    Subscription Agreement                         SB-2     99.1      6/01/04
---------- ---------------------------------------------- -------- --------- -------------
 10.xiv     Office Lease Agreement                         SB-2/A   10.3      10/21/04
---------- ---------------------------------------------- -------- --------- -------------
 10.xv      Conditional License Agreement and Court        SB-2/A   10.4      10/21/04
            Order for Its Termination
---------- ---------------------------------------------- -------- --------- -------------
 10.xvi     Master Agreement for Professional Services     SB-2/A   10.3      10/21/04
            with Symbion
---------- ---------------------------------------------- -------- --------- -------------
 10.xvii    Amendment No. 1 to Agreement Dated             SB-2/A   10.2      1/13/05
            September 30, 2003
---------- ---------------------------------------------- -------- --------- -------------
 10.xviii   Buy-Sell Agreement                             SB-2/A   10.5.2    1/13/05
---------- ---------------------------------------------- -------- --------- -------------
 10.xix     Amendment to Patent License Agreement          SB-2/A   10.6.1    3/21/05
---------- ---------------------------------------------- -------- --------- -------------
 14         Code of Ethics                                 10KSB    14        9/14/04
---------- ---------------------------------------------- -------- --------- -------------

Filed Herewith

---------- ----------------------------------------------
 21         Subsidiaries of the Company:
            None
---------- ----------------------------------------------
 31.1:      Section 302 Certification of Allen D. Allen
---------- ----------------------------------------------
 31.2       Section 302 Certification of Wellington A.
            Ewen
---------- ----------------------------------------------
 32.1       Section 906 Certification of Allen D. Allen
---------- ----------------------------------------------
 32.2       Section 906 Certification of Wellington A.
            Ewen
---------- ----------------------------------------------

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

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2005 and 2004 for professional services rendered by our principal accounting firm, Cordovano and Honeck, P.C., for the audit of the financial services included in Form 10-KSB, and for the review of the interim condensed financial statements included in Form 10-QSB, were approximately $4,030 and $2,500, respectively. Included here are fees associated with the review by Cordovano and Honeck, P.C. of a registration statement filed with the SEC and the related issuance of independent accountant consent letters.

Audit Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2005 and 2004 for assurance and related services rendered by our principal accounting firm, Cordovano and Honeck, P.C., were approximately $5,750 and $3,000 respectively. Assurance and related service fees include the audit of employee benefit plan financial statements and audit-related due diligence assistance on potential acquisitions.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended May 31, 2005 and 2004 for professional services rendered by our principal accounting firm, Cordovano and Honeck, P.C., for tax compliance, tax advice, and tax planning were approximately and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended May 31, 2005 and 2004 for all other professional services rendered by our principal accounting firm, Cordovano and Honeck, P.C., were approximately $896 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

    Chart of Fees Paid to Independent Auditing Firm For Past Two Fiscal Years

----------------------------- ----------------------------------------------
                                     For fiscal years ended May 31,
----------------------------- ----------------------------------------------
 Type of Service                2005      % not          2004     % not
                                           pre-                    pre-
                                        approved(1)             approved(1)
----------------------------- -------- ------------- --------- -------------
 Audit fees                   $            N/A       $             N/A
----------------------------- -------- ------------- --------- -------------
 Audit-related fees             9,780                   5,500      100%
----------------------------- -------- ------------- --------- -------------
 Tax fees
----------------------------- -------- ------------- --------- -------------
     Tax compliance                                       750
----------------------------- -------- ------------- --------- -------------
      Tax advice & planning
----------------------------- -------- ------------- --------- -------------
             Total tax fees
----------------------------- -------- ------------- --------- -------------
 All other fees                   896                              100%
----------------------------- -------- ------------- --------- -------------
 Total fees                   $10,676                $  6,250
----------------------------- -------- ------------- --------- -------------

     1 These percentages reflect services for which the pre-approval requirement is waived under applicable accounting rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoDyn, Inc.


By:  /s/ Allen D. Allen
   ---------------------------------------------
         Allen D. Allen, Chief Executive Officer
Date:  September 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Allen D. Allen                                   Date:  September 9, 2005
--------------------------------------------
Allen D. Allen, President, Chief Executive
Officer, Director

/s/ Wellington A. Ewen                               Date:  September 9, 2005
--------------------------------------------
Wellington A. Ewen, Chief Financial Officer


/s/ Corinne E. Allen                                 Date:  September 9, 2005
--------------------------------------------
Corinne E. Allen, Vice President of Business
Development, Secretary, Treasurer, Director


/s/ Peggy C. Pence                                   Date:  September 9, 2005
--------------------------------------------
Peggy C. Pence, Director


/s/ Daniel M. Strickland                             Date:  September 9, 2005
--------------------------------------------
Daniel M. Strickland, Director


/s/ Ronald J. Tropp                                  Date:  September 9, 2005
--------------------------------------------
Ronald J. Tropp, Director

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm....................F-2

Balance Sheet at May 31, 2005..............................................F-3

Statements of Operations for the years ended May 31, 2005 and 2004.........F-4

Statement of Changes in Shareholders' Deficit for the two year period from June 1, 2003 through May 31, 2005................................F-5

Statements of Operations for the years ended May 31, 2005 and 2004.........F-6

Notes to Financial Statements..............................................F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
CytoDyn, Inc.:

We have audited the accompanying balance sheet of CytoDyn, Inc. (a development stage company) as of May 31, 2005, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended May 31, 2005 and May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2005, and the results of its operations and its cash flows for the years ended May 31, 2005 and May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



Cordovano and Honeck, LLP
Denver, Colorado
August 29, 2005

                                  CYTODYN, INC.
                          (A Development Stage Company)
                                 Balance Sheet

                                  May 31, 2005

                                     Assets

Current Assets:
  Cash ......................................................   $       930
  Prepaid expenses ..........................................        41,341
                                                                -----------
                Total current assets ........................        42,271

Furniture and equipment, less accumulated
    depreciation of $1,069 (Note 2) .........................         2,533
Intangible asset, less accumulated
    amortization of $806 (Note 3) ...........................         2,094
Deposit .....................................................           495
                                                                -----------

                                                                $    47,393
                                                                ===========

                    Liabilities and Shareholders' Deficit

Current Liabilities:
  Accounts payable ..........................................   $    74,336
  Accrued liabilities .......................................        99,350
  Accrued interest payable ..................................         1,441
  Notes payable (Note 4) ....................................       121,000
  Indebtedness to related parties (Note 5) ..................       511,029
                                                                -----------
                Total current liabilities ...................       807,156

Commitments and contingencies (Note 8) ......................          --

Shareholders' deficit (Note 6):
  Preferred stock, no par value; 5,000,000 shares authorized,
     -0- shares issued and outstanding ......................          --
  Common stock, no par value; 20,000,000 shares authorized,
     8,069,307 shares issued and outstanding ................     1,916,334
  Additional paid-in capital ................................        40,942
  Accumulated deficit .......................................    (1,601,912)
  Deficit accumulated during development stage ..............    (1,115,127)
                                                                -----------
                Total shareholders' deficit .................      (759,763)
                                                                -----------

                                                                $    47,393
                                                                ===========


                 See accompanying notes to financial statements
                                      F-3

                                  CYTODYN, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                       For the Year Ended
                                                            May 31,
                                                  --------------------------
                                                      2005           2004
                                                  -----------    -----------
Operating expenses:
    General and administrative (Note 10) ......   $   385,270    $   325,550
    Research and development ..................       362,342           --
    Legal fees, related party (Note 5) ........        25,900         20,050
    Depreciation ..............................         1,671            204
                                                  -----------    -----------
                    Total operating expenses...       775,183        345,804
                                                  -----------    -----------
                    Operating loss ............      (775,183)      (345,804)

Interest income ...............................           234            343
Interest expense ..............................        (2,134)          (453)
                                                  -----------    -----------
                    Loss before income taxes...      (777,083)      (345,914)

Income tax provision (Note 7) .................          --             --
                                                  -----------    -----------

                    Net loss ..................   $  (777,083)   $  (345,914)
                                                  ===========    ===========

Basic and diluted loss per share ..............   $     (0.12)   $     (0.05)
                                                  ===========    ===========

Basic and diluted weighted average
    common shares outstanding .................     6,557,362      6,335,973
                                                  ===========    ===========


                 See accompanying notes to financial statements
                                      F-4


                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Statements of Changes in Shareholders' Deficit



                                                          Preferred Stock              Common Stock          Additional
                                                    -------------------------   -------------------------     Paid-in
                                                       Shares        Amount        Shares        Amount       Capital
                                                    -----------   -----------   -----------   -----------   -----------
Balance at June 1, 2003 .........................          --     $      --       5,362,640   $ 1,417,792   $    23,502

October 28, 2003, stock issued to acquire the
    net assets of Rexray Corporation (Note 1)...           --            --         890,000         7,542          --
                                                    -----------   -----------   -----------   -----------   -----------

Balance at October 28, 2003, following
    recapitalization ............................          --            --       6,252,640     1,425,334        23,502

February through April 2004, sale of
    common stock less offering costs of
    $54,000 ($.30/share) (Note 6) ...............          --            --       1,800,000       486,000          --
February 2004, shares issued to former officer
    as payment for working capital advance
    ($.30/share) (Note 5) .......................          --            --          16,667         5,000          --
Net loss, year ended May 31, 2004 ...............          --            --            --            --            --
                                                    -----------   -----------   -----------   -----------   -----------

Balance at May 31, 2004 .........................          --            --       8,069,307     1,916,334        23,502

July 2004, capital contribution by an
    officer .....................................          --            --            --            --             512
November 2004, common stock warrants
    granted (Note 6) ............................          --            --            --            --          11,928
February 2005, capital contribution by an
    officer .....................................          --            --            --            --           5,000
Net loss, year ended May 31, 2005 ...............          --            --            --            --            --
                                                    -----------   -----------   -----------   -----------   -----------

Balance at May 31, 2005 .........................          --     $      --       8,069,307   $ 1,916,334   $    40,942
                                                    ===========   ===========   ===========   ===========   ===========

                                                                     Deficit
                                                                   Accumulated
                                                                      During
                                                    Accumulated    Development
                                                      Deficit         Stage          Total
                                                    -----------    -----------    -----------

Balance at June 1, 2003 .........................   $(1,594,042)   $      --      $  (152,748)

October 28, 2003, stock issued to acquire the
    net assets of Rexray Corporation (Note 1)...           --             --            7,542
                                                    -----------    -----------    -----------

Balance at October 28, 2003, following
    recapitalization ............................    (1,594,042)          --         (145,206)

February through April 2004, sale of
    common stock less offering costs of
    $54,000 ($.30/share) (Note 6) ...............          --             --          486,000
February 2004, shares issued to former officer
    as payment for working capital advance
    ($.30/share) (Note 5) .......................          --             --            5,000
Net loss, year ended May 31, 2004 ...............        (7,870)      (338,044)      (345,914)
                                                    -----------    -----------    -----------

Balance at May 31, 2004 .........................    (1,601,912)      (338,044)          (120)

July 2004, capital contribution by an
    officer .....................................          --             --              512
November 2004, common stock warrants
    granted (Note 6) ............................          --             --           11,928
February 2005, capital contribution by an
    officer .....................................          --             --            5,000
Net loss, year ended May 31, 2005 ...............          --         (777,083)      (777,083)
                                                    -----------    -----------    -----------

Balance at May 31, 2005 .........................   $(1,601,912)   $(1,115,127)   $  (759,763)
                                                    ===========    ===========    ===========



                 See accompanying notes to financial statements
                                      F-5

                                  CYTODYN, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                          For the Year Ended
                                                                May 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
Cash flows from operating activities:
    Net loss .......................................   $ (777,083)   $ (345,914)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation .............................        1,671           204
          Stock-based compensation (Note 6) ........       11,928          --
          Changes in current assets and liabilities:
            Increase in prepaid expenses ...........      (25,039)      (16,302)
            Increase in deposits ...................         --            (495)
            Increase/decrease in accounts payable
               and accrued liabilities .............       93,844        (2,258)
                                                       ----------    ----------
                    Net cash used in
                        operating activities .......     (694,679)     (364,765)
                                                       ----------    ----------

Cash flows from investing activities:
    Equipment purchases ............................       (3,167)       (3,335)
                                                       ----------    ----------
                    Net cash provided by (used in)
                        investing activities .......       (3,167)       (3,335)
                                                       ----------    ----------

Cash flows from financing activities:
    Capital contributions by officer ...............        5,512          --
    Proceeds from notes payable issued to
       related parties (Note 5) ....................      385,300       115,826
    Proceeds from notes payable issued to
       individuals (Note 4) ........................      121,000       (50,000)
    Proceeds from the sale of common stock (Note 6)          --         540,000
    Payment of offering costs (Note 6) .............         --         (54,000)
                                                       ----------    ----------
                    Net cash provided by
                        financing activities .......      511,812       551,826
                                                       ----------    ----------

                        Net change in cash .........     (186,034)      183,726

Cash, beginning of period ..........................      186,964         3,238
                                                       ----------    ----------

Cash, end of period ................................   $      930    $  186,964
                                                       ==========    ==========

Supplemental disclosure of cash flow information:
    Income taxes ...................................   $     --      $     --
                                                       ==========    ==========
    Interest .......................................   $      234    $      453
                                                       ==========    ==========

    Non-cash investing and financing transactions:
       Net assets acquired in exchange for common
          stock in CytoDyn/Rexray business
          combination (Note 1) .....................   $     --      $    7,542
                                                       ==========    ==========
       Common stock issued to former officer to
          repay working capital advance (Note 5) ...   $     --      $    5,000
                                                       ==========    ==========

                 See accompanying notes to financial statements
                                      F-6

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

On October 27, 2003, Rexray changed its name to CytoDyn, Inc.

Acquisition Agreement
---------------------
On October 28, 2003, Rexray, the former Securities and Exchange Commission ("SEC") Registrant, entered into an Acquisition Agreement (the "Agreement") with CytoDyn of New Mexico, Inc. ("CytoDyn NM"), a company incorporated under the laws of New Mexico on June 4, 1994. Under the terms of the Agreement, Rexray agreed to acquire some of the assets of CytoDyn NM in exchange for 5,362,640 shares of its common stock. Following the acquisition, the former shareholders of CytoDyn NM held approximately 85.8 percent of the Company's outstanding common stock, resulting in a change in control. However, for accounting purposes, the acquisition has been treated as a recapitalization of CytoDyn NM, with Rexray the legal surviving entity. Since Rexray had minimal assets and no operations, the recapitalization has been accounted for as the sale of 890,000 shares of CytoDyn NM common stock for the net assets of Rexray. Therefore, the historical financial information prior to the date of the reverse business acquisition is the financial information of CytoDyn NM.

Prior to the Agreement, both Rexray and CytoDyn NM had insignificant operations and were not devoting efforts to establishing a business. Following the Agreement, the Company began devoting substantially all efforts to establishing a new business, but planned principal operations have not yet commenced. As a result, the Company's inception into the development stage has been established at October 28, 2003 and, in accordance with SFAS No. 7, the accompanying financial statements report cumulative financial information from the date of its inception into the development stage.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


In consideration for the above, the Registrant:

          o    Effected a one-for-two reverse split of its common stock;
          o Issued 5,362,640 shares of its common stock to the shareholders of CytoDyn NM;
          o Amended its Articles of Incorporation to change its name to CytoDyn, Inc.; and
          o    Accepted $161,578 in liabilities related to the assigned assets

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

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at May 31, 2005.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Research and Development

Research and development costs are expensed as incurred. Per the Buy-Sell agreement with Symbion Research International, the Company expensed the amount the Phase 1 data and Phase II protocol were purchased for, $362,342.

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

At May 31, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Financial Instruments

At May 31, 2005, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures are included in Note 6.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005. The Standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested potion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.

(2)      Property and Equipment

Property and equipment are as follows at May 31, 2005:

Equipment ......................   $   1,880
Furniture ......................       1,722
                                   ---------
  Total ........................       3,602
Less accumulated depreciation...      (1,069)
                                   ---------

  Net property and equipment...    $   2,533
                                   =========


Depreciation expense for 2005 was $1,671.

(3)      Intangible Assets

Intangibles are as follows at May 31, 2005:


                                     Website
                                   ---------
Cost ...........................   $   2,900
Less accumulated amortization...        (806)
                                   ---------
  Net intangibles ..............   $   2,094
                                   =========

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Estimated annual amortization expense at May 31, 2005:

       Fiscal year ended
------------------------------
           5/31/2006            $        967
           5/31/2007                     967
           5/31/2008                     160


Amortization expense for 2005 was $806.

(4)      Notes Payable

On October 28, 2003, the Company issued a $30,000 promissory note to its former president as payment for services related to the CytoDyn NM Acquisition Agreement. The note carried a five percent interest rate and was due on January 27, 2004. The Company repaid the $30,000 note, and $442 in accrued interest, in February 2004.

The Company has seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, bear interest at 5%, and mature one year from the date of the note. Accrued interest payable on the notes totaled $1,394 at May 31, 2005.

(5)      Related Party Transactions

During February 2004, the Company issued 16,667 shares of its common stock as payment for a $5,000 advance from a former officer ($.30 per share).

At May 31, 2004, the Company owed two officers a total of $71,694 in unpaid promissory notes. During the year ended May 31, 2005, the officer advanced the Company an additional $14,908. The loans do not carry an interest rate and are due on demand. The balance due of $86,502 is included in the accompanying financial statements as Indebtedness to related parties.

A director has provided legal services to the Company and CytoDyn NM over the past several years. During the years ended May 31, 2005 and May 31, 2004, the value of services totaled $29,500 and $20,050, respectively. As of May 31, 2005, the Company owed the director $87,185 for legal services, which is included in the accompanying financial statements as Indebtedness to related parties. As of May 31, 2005, no arrangements had been made for the Company to repay this obligation. The Company anticipates that the director will continue to provide legal services in the future.

The Company's director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. ("Symbion"). On January 5, 2005, the Company entered into a buy-sell agreement to purchase certain intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase I clinical data and the protocol for the Phase II study. This intellectual property is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Cytolin is a potential new drug being developed by the company for the treatment of Human Immunodeficiency Virus ("HIV").

Under the terms of this agreement:

- The Company may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III studies for Cytolin.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


- The Company will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
- The Company will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
- The Company will pay $275,000 to Symbion once the Company's secondary financing is received.

The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion accepted it and the contract is in force. In the event the Company's shareholders do not approve the Company's option plan by December 31, 2005, the Company will pay Symbion $62,342.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion. The balance due of $337,342 is included in the accompanying financial statements as Indebtedness to related parties.

(6)      Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at May 31, 2005.

Common Stock Sales

From February 2004 through April 2004, the Company sold 1,800,000 shares of its common stock at $.30 per share for net proceeds totaling $486,000, after deducting offering costs of $54,000. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the sales.

The Company has filed a Registration Statement on Form SB-2 with the SEC to offer for sale 450,000 common shares at a price of $.75 per share. The SEC declared the Form SB-2 effective June 17, 2005 (see Note 11).

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

The Company has no other formal plan to grant stock options.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended May 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Risk-free interest rate......................................       3.00%
Dividend yield...............................................       0.00%
Volatility factor............................................       0.00%
Weighted average expected life...............................     3 years


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

                                                   For The Years Ended
                                                         May 31,
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------
    Net loss, as reported ..................   $  (777,083)   $  (345,914)
                                               ===========    ===========

    Pro forma net loss .....................   $  (777,083)   $  (345,914)
                                               ===========    ===========

    Basic and diluted net loss per common
       share, as reported ..................   $     (0.12)   $     (0.05)
                                               ===========    ===========

    Pro forma basic and diluted net loss
       per common share ....................   $     (0.12)   $     (0.05)
                                               ===========    ===========

Stock Warrants - Financial Representative

During the year ended May 31, 2004, the Company committed to grant to its financial representative, J.P. Turner & Co. and Max O. Gould, an employee of J.P. Turner & Co., warrants to purchase 426,000 shares of the Company's common stock. The warrants carry an exercise price of $.30 per share, vest on the date of grant and expire after five years from the date of grant. The warrants were granted on November 25, 2004. No warrants have yet been exercised.

The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $.30 per share based on contemporaneous sales of common stock to unrelated third party investors. The weighted average exercise price and weighted average fair value of these warrants as of November 30, 2004 were $0.30 and $0.028, respectively.

The fair value for the warrants granted during the year ended May 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


     Risk-free interest rate...............................       3.00%
     Dividend yield........................................       0.00%
     Volatility factor.....................................       0.00%
     Weighted average expected life........................     3.years

The following schedule summarizes the changes in the Company's outstanding stock awards:

                                     Options Outstanding and Exercisable
                                    -------------------------------------   Weighted Average
                                        Number of        Exercise Price      Exercise Price
                                         Shares            Per Share           Per Share
                                    ----------------    ----------------    ----------------
   Balance at May 31, 2004.......           150,000      $0.50 to $1.50           $1.00
      Awards granted.............           426,000           $0.30               $0.30
      Awards exercised...........              -              $0.00               $ -
      Awards cancelled/expired...              -              $0.00               $ -
                                    ----------------                        ----------------

   Balance at May 31, 2005.......           576,000      $0.30 to $1.50           $0.48
                                    ================


(7)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                     2005          2004
                                                  ----------    ----------
      U.S. statutory federal graduated rate....       34.00%        34.00%
      State income tax rate,
        net of federal benefit.................        3.06%         3.17%
      Net operating loss for which no tax
         benefit is currently available........      (37.06%)      (37.17%)
                                                  ----------    ----------
                                                       0.00%         0.00%
                                                  ==========    ==========

At May 31, 2005, federal and state deferred tax assets consisted of a net tax asset of $287,954, which was fully allowed for in the valuation allowance of $287,954. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended May 31, 2005 and 2004 totaled $287,954 and $141,840. The current tax benefits also totaled $287,954 and $141,840 for the years ended May 31, 2005 and 2004. The net operating loss carryforward expires through the year 2025.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(8)      Commitments and Contingencies

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

9)       Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                      October 28, 2003 Through May 31, 2005

           Operating expenses:
             General and administrative (Note 9)...   $   702,950
             Research & Development ...............       362,342
             Legal fees, related party (Note 2) ...        45,950
             Depreciation .........................         1,875
                                                      -----------
               Total operating expenses ...........     1,113,117
                                                      -----------
               Operating loss .....................    (1,113,117)

           Interest income ........................           577
           Interest expense .......................        (2,587)
                                                      -----------
               Loss before income taxes ...........    (1,115,127)

           Income tax provision (Note 5) ..........          --
                                                      -----------

               Net loss ...........................   $(1,115,127)
                                                      ===========



Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


                      October 28, 2003 Through May 31, 2005

      Cash flows from operating activities:
        Net loss .........................................   $(1,115,127)
        Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation ..................................         1,875
           Stock-based compensation ......................        11,928
           Changes in current assets and liabilities:
             Increase in prepaid expenses ................       (41,341)
             Increase in deposits ........................          (495)
             Increase in accounts payable and
                accrued liabilities ......................        91,586
                                                             -----------
                     Net cash used in
                       operating activities ...........       (1,051,574)
                                                             -----------
      Cash flows from investing activities:
        Equipment purchases ..............................        (6,502)
                                                             -----------
                     Net cash used in
                       investing activities ...........           (6,502)
                                                             -----------
      Cash flows from financing activities:
        Capital contributions by CEO .....................         5,512
        Proceeds from notes payable issued to
          related parties (Note 2) .......................       496,494
        Repayment of notes payable to related
          parties (Note 2) ...............................        71,000
        Proceeds from the sale of common stock (Note 4)...       540,000
        Payment of offering costs (Note 4) ...............       (54,000)
                                                             -----------
                     Net cash provided by
                       financing activities ..............     1,059,006
                                                             --------
                     Net change in cash ..................           930

      Cash, beginning of period ..........................          --
                                                             -----------
      Cash, end of period ................................   $       930
                                                             ===========
      Supplemental disclosure of cash flow information:
         Income taxes ....................................   $      --
                                                             ===========
         Interest ........................................   $       687
                                                             ===========
         Non-cash investing and financing transactions:
           Net assets acquired in exchange for common
             stock in CytoDyn/Rexray business
             combination (Note 1) ........................   $     7,542
                                                             ===========
           Common stock issued to former officer to
             repay working capital advance (Note 2) ......   $     5,000
                                                             ===========

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(10)     General and Administrative Expenses

General and administrative expenses consist of the following:

                                               For The Years Ended
                                                      May 31,
                                             -----------------------
                                                2005         2004
                                             ----------   ----------
          Salaries and payroll taxes......   $  154,879   $   96,102
          Legal ..........................      128,729      137,731
          Consulting .....................         --         25,000
          Other professional fees ........       35,117       16,059
          Patent fees ....................       18,299       20,919
          Insurance ......................       36,234         --
          Office, travel, and other ......       12,012       29,739
                                             ----------   ----------
                                             $  385,270   $  325,550
                                             ==========   ==========

(11)     Litigation

Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. has filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., (predecessor company) Allen D. Allen, Corinne E. Allen, Ronald J. Tropp, Brian J. McMahon , Daniel M. Strickland, M.D. and unknown others designated as "Does 101-150".

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

The outcome of litigation is uncertain. Management believes that an unfavorable result is unlikely with respect to the claims raised by the Complaint, and that the claims raised by the Cross-Complaint are without merit and are retaliatory. The defendants have retained new counsel which is the same attorney's that represented us in the following case that was decided in our favor.

Mr. Lewis recently filed a motion to include CytoDyn, Inc. as a defendant in the cross-complaint. We are opposing this motion, which is scheduled to be heard September 2005.

Trial is scheduled for October 2005.


CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc.
----------------------------------------------------

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action
-----------------------------------------------------------------------------
No. 05-0452-C.
--------------

Nature of the claims:

The Company and Allen filed a complaint against Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. (together, "Amerimmune") to domesticate an October 4, 2004 judgment that the Company and Allen obtained against Amerimmune in the Superior Court of California for Ventura County, case number SC-039250. Further, the Company and Allen named Biovest International, Inc. ("Biovest") as a trustee-defendant because Biovest possesses a Cell-Bank, the rights to which the Company and Allen own.

Progress to Date:
----------------

The Company and Allen were successful in having the California judgment domesticated. Further, the Company and Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to the Company and Allen. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), has sought to intervene in the case, alleging a competing right to the Cell-Bank. The Court recently heard oral argument on Maya's Motion to Intervene and has taken the Motion under advisement. If Maya's Motion to Intervene is denied, the Cell-Bank will be transferred to the Company and Allen, and the litigation will be concluded (absent an appeal). Alternatively, if Maya's Motion to Intervene is granted, the Cell-Bank will not be transferred to any person or entity pending a determination by the Court of the parties' respective rights to the Cell-Bank.

The Company's Response:
----------------------

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously if Maya does indeed intervene.

Expected Outcome:
-----------------

We cannot express judgment regarding the outcome of the case or the probable ultimate liability, if any, to be incurred by the Company. However, the Company's claim to the Cell-Bank is strong.

Other legal/patent issues:
--------------------------

Cytodyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Because of uncertain consequences resulting from the actions of these rogue Amerimmune Inc. employees, Cytodyn is acting to remedy the situation. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Cytodyn will correct the inventorship and assignee in these applications.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Background

CytoDyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all technology developed during its relationship with Amerimmune to Symbion. This technology is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.

(11)     Subsequent Events

The Company completed its public offering on July 31, 2005. The Company sold 450,000 shares of its common stock for net proceeds of $296,834 after deducting offering costs totaling $ 40,666.

On August 31, 2005 the Company extinguished $120,083 of its outstanding promissory notes payable with some of the proceeds of the public offering.