Form 10QSB
period 2005-08-31
CYTODYN INC
filed 2005-10-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: August 31, 2005            Commission File Number 000-49908
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

                                 (505) 988-5520
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X   No
                                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                            8,519,307
--------------------------                            ---------

          Class                   Number of shares outstanding at April 18, 2005


Transitional Small Business Disclosure Format:       Yes     No X
                                                        ---    ---

--------------------------------------------------------------------------------
                     This document is comprised of 18 pages.
--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Balance Sheet, August 31, 2005 (unaudited)....................     3
  Condensed Statements of Operations, three months ended
     August 31, 2005 (unaudited) and 2004 (unaudited).....................     4
  Condensed Statements of Changes in Shareholders' Deficit, three
     months ended August 31, 2005 (unaudited).............................     5
  Notes to condensed financial statements (unaudited).....................     6

  Item 2.  Management's Discussion and Analysis or Plan of Operation......    12

  Item 3.  Controls and Procedures........................................    15

PART 2 - OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................    16
  Item 2.  Changes in Securities and Small Business Issuer Purchases of
              Equity Securities...........................................    17
  Item 3.  Defaults Upon Senior Securities................................    17
  Item 4.  Submission of Matters to a Vote of Security Holders............    17
  Item 5.  Other Information..............................................    17
  Item 6.  Exhibits.......................................................    17

Signatures................................................................    18

Part I, Item 1. Financial Statements

                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)


                                 August 31, 2005

                                     Assets
Current assets:
    Cash ......................................................   $    98,526
    Prepaid expenses ..........................................        26,409
                                                                  -----------
                  Total current assets ........................       124,935

Furniture and equipment, less accumulated
    depreciation of $1,316 ....................................         3,222
Intangible asset, less accumulated
    amortization of $1,047 ....................................         1,853
Deposit .......................................................           495
                                                                  -----------

                                                                  $   130,505
                                                                  ===========

                    Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable ..........................................   $    75,794
    Accrued liabilities .......................................         1,850
    Indebtedness to related parties (Note 2) ..................       572,402
                                                                  -----------
                  Total curernt liabilities ...................       650,046
                                                                  -----------

Commitments (Note 7) ..........................................          --

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,519,307 shares issued and outstanding ................     2,225,967
    Additional paid-in capital ................................        40,942
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (1,184,538)
                                                                  -----------
                  Total shareholders' deficit .................      (519,541)
                                                                  -----------

                                                                  $   130,505
                                                                  ===========


            See accompanying notes to condensed financial statements

                                  CYTODYN, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                            August 31,
                                                  --------------------------
                                                      2005           2004
                                                  -----------    -----------
Operating expenses:
    General and administrative ................   $    67,057    $   120,409
    Depreciation ..............................           488            292
                                                  -----------    -----------
                    Total operating expenses...        67,545        120,701
                                                  -----------    -----------
                    Operating loss ............       (67,545)      (120,701)

Interest income ...............................            14            176
Interest expense ..............................        (1,880)          (182)
                                                  -----------    -----------
                    Loss before income taxes...       (69,411)      (120,707)

Income tax provision (Note 4) .................          --             --
                                                  -----------    -----------

                    Net loss ..................   $   (69,411)   $  (120,707)
                                                  ===========    ===========

Basic and diluted loss per share ..............   $     (0.01)   $     (0.01)
                                                  ===========    ===========

Basic and diluted weighted average
    common shares outstanding .................     8,489,453      8,069,307
                                                  ===========    ===========




            See accompanying notes to condensed financial statements


                                 CYTODYN, INC.
                          (A Development Stage Company)
            Condensed Statements of Changes in Shareholders' Deficit
                                   (Unaudited)


                                                      Preferred Stock               Common Stock
                                                 -------------------------   -------------------------
                                                    Shares        Amount        Shares        Amount
                                                 -----------   -----------   -----------   -----------

Balance at June 1, 2005 ......................          --     $      --       8,069,307   $ 1,916,334

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) ....................          --            --         289,890       189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3)...           --            --         160,110       120,082
Net loss, year ended May 31, 2004 ............          --            --            --            --
                                                 -----------   -----------   -----------   -----------

Balance at August 31, 2005 ...................          --     $      --       8,519,307   $ 2,225,967
                                                 ===========   ===========   ===========   ===========

                                                                                Deficit
                                                                              Accumulated
                                                  Additional                    During
                                                   Paid-in     Accumulated    Development
                                                   Capital       Deficit         Stage          Total
                                                 -----------   -----------    -----------    -----------

Balance at June 1, 2005 ......................   $    40,942   $(1,601,912)   $(1,115,127)   $  (759,763)

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) ....................          --            --             --          189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3)...           --            --             --          120,082
Net loss, year ended May 31, 2004 ............          --            --          (69,411)       (69,411)
                                                 -----------   -----------    -----------    -----------

Balance at August 31, 2005 ...................   $    40,942   $(1,601,912)   $(1,184,538)   $  (519,541)
                                                 ===========   ===========    ===========    ===========




            See accompanying notes to condensed financial statements


                                 CYTODYN, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                 Three Months Ended
                                                                     August 31,
                                                              ------------------------
                                                                 2005          2004
                                                              ----------    ----------
               Net cash used in
                  operating activities ....................   $  (57,892)   $ (107,874)
                                                              ----------    ----------

Cash flows from investing activities:
    Property and equipment purchases ......................         (936)       (3,167)
                                                              ----------    ----------
               Net cash used in
                  investing activities ....................         (936)       (3,167)
                                                              ----------    ----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ...........         --             512
    Proceeds from notes payable issued to
       related parties (Note 5) ...........................        5,197          --
    Payment of notes payable to related parties (Note 2)...      (38,324)         --
    Proceeds from the sale of common stock ................      217,418          --
    Payments for offering costs ...........................      (27,867)         --
                                                              ----------    ----------
               Net cash provided by
                  financing activities ....................      156,424           512
                                                              ----------    ----------

               Net change in cash .........................       97,596      (110,529)

Cash, beginning of period .................................          930       186,964
                                                              ----------    ----------

Cash, end of period .......................................   $   98,526    $   76,435
                                                              ==========    ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Income taxes .......................................   $     --      $     --
                                                              ==========    ==========
       Interest ...........................................   $       14    $      182
                                                              ==========    ==========
    Noncash investing and financing transactions:
       Common stock issued to extinguish promissory
          notes payable and related interest (Note 3) .....   $  122,748    $     --
                                                              ==========    ==========


            See accompanying notes to condensed financial statements

                                  CYTODYN, INC.

                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the instructions for Form 10-QSB and the accounting policies in its Form 10-KSB filed for the year ended May 31, 2005 and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended August 31, 2005 are not necessarily indicative of the results to be expected for the year.

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

As of May 31, 2005, the Company owed two officers promissory notes totaling of $86,502. The notes are due on demand and carry no interest rate. On June 2, 2005, an officer advanced the Company an additional $5,000 for working capital; on July 13, 2005, the Company repaid an officer $38,324; and on August 31, 2005, an officer advanced the Company $197. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $53,375 remained unpaid at August 31, 2005 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A director has provided legal services to the Company over the past several years. As of August 31, 2005, the Company owed the director $87,185 for legal services, which is included in the accompanying financial statements as "Indebtedness to related parties". As of August 31, 2005, no arrangements had been made for the Company to repay this obligation. There is no interest and the note is due on demand. The Company anticipates that the director will continue to provide legal services in the future.

The Company's director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. ("Symbion"). On January 5, 2005, the Company entered into a buy-sell agreement to purchase certain intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase I clinical data and the protocol for the Phase II/III study. This intellectual property is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Cytolin is a potential new drug being developed by the company for the treatment of Human Immunodeficiency Virus ("HIV"). Under the terms of this agreement:

     o The Company may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III studies for Cytolin.

     o The Company will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.

     o The Company will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.

     o The Company will pay $275,000 to Symbion once the Company's secondary financing is received.

The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion accepted it and the contract is in force. In the event the Company's shareholders do not approve the Company's option plan by December 31, 2005, the Company will pay Symbion $62,342.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion. The balance due of $337,342 is included in the accompanying financial statements as "Indebtedness to related parties".

Note 3: Notes Payable

As of May 31, 2005, the Company had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and were to mature one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes at related accrued interest with the issuance of 160,110 shares of its common stock.

Note 4: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5: Shareholders' Equity

Common Stock Sales The Company filed a Registration Statement on Form SB-2 with the SEC to offer for sale 450,000 common shares at a price of $.75 per share. The SEC declared the Form SB-2 effective June 17, 2005. The Company completed its public offering on July 31, 2005. The Company sold 289,890 shares of its common stock for net proceeds of $189,551, after deducting offering costs totaling $27,867.

Note 6: Commitment and Contingency

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

Note 7: General and Administrative Expenses General and administrative expenses consist of the following:

                                           For The Three Months Ended
                                                    August 31,
                                           ---------------------------
                                               2005           2004
                                           ------------   ------------
        Salaries and payroll taxes......   $     42,798   $     41,376
        Legal ..........................           --           33,737
        Other professional fees ........          1,000          3,094
        Patent fees ....................          4,964           --
        Insurance ......................         10,177         36,100
        Office, travel, and other ......          8,118          6,102
                                           ------------   ------------
                                           $     67,057   $    120,409
                                           ============   ============

Note 8: Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                    October 28, 2003 Through August 31, 2005

            Operating expenses:
               General and administrative .............   $    770,007
               Legal fees, related party ..............         45,950
               Depreciation ...........................          2,363
               Research and development................        362,342
                                                          ------------
                   Total operating expenses ...........      1,180,662
                                                          ------------
                   Operating loss .....................     (1,180,662)

            Interest income ...........................            591
            Interest expense ..........................         (4,467)
                                                          ------------
                   Loss before income taxes ...........     (1,184,538)

            Income tax provision ......................           --
                                                          ------------

                   Net loss ...........................   $ (1,184,538)
                                                          ============

Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                    October 28, 2003 Through August 31, 2005

                      Net cash used in
                       operating activities ............   ($1,109,466)
                                                           -----------
       Cash flows from investing activities:
         Equipment purchases ...........................        (7,438)
                                                           -----------
                      Net cash used in
                       investing activities ............        (7,438)
                                                           -----------
       Cash flows from financing activities:
          Capital contributions by officer .............         5,512
          Proceeds from notes payable issued to
           related parties .............................       501,691
          Repayment of notes payable to related
           parties .....................................       (88,324)
          Proceeds from notes payable issued to
           individuals .................................       121,000
          Proceeds from the sale of common stock .......       757,418
          Payment of offering costs ....................       (81,867)
                                                           -----------
                      Net cash provided by
                       financing activities ............     1,215,430
                                                           -----------
                      Net change in cash ...............   $    98,526
                                                           ===========

       Cash, beginning of period .......................   $      --
                                                           ===========
       Cash, end of period .............................   $    98,526
                                                           ===========
       Supplemental disclosure of cash flow information:
         Income taxes ..................................   $      --
                                                           ===========
         Interest ......................................   $       701
                                                           ===========

         Non-cash investing and financing transactions:
           Net assets acquired in exchange for common
            stock in CytoDyn/Rexray business
            combination ................................   $     7,542
                                                           ===========
           Common stock issued to former officer to
            repay working capital advance ..............   $     5,000
                                                           ===========
           Common stock issued to extinguish promissory
            note payable and related interest ..........   $   120,082
                                                           ===========

Note 9: Litigation

All current litigation concerns the efforts of the former C.E.O. of Amerimmune Pharmaceuticals, Inc. to take our technology for his family of closely held companies.

Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., (predecessor company) Allen D. Allen, Corinne E. Allen, Ronald
J. Tropp, Brian J. McMahon , Daniel M. Strickland, M.D. and unknown others designated as "Does 101-150".

The Cross-Complaint was settled pursuant to a settlement agreement entered into by the parties involved. The terms of the agreement are confidential. Maya LLC, Rex Lewis's company, may file an action against us in the future.


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

The Company's Response:

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously. The outcome of the case is uncertain, however, in the opinion of our attorneys, the company's claim to the Cell-Bank is strong.

Other legal/patent issues:

Cytodyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Symbion is taking action in U.S. District Court to correct the inventorship and assignee in these applications.

Background

Cytodyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment for services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all technology developed during its relationship with Amerimmune to Symbion. This technology is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.


Part I. Item 2. Management's Discussion and Analysis or Plan of Operation
-------         ---------------------------------------------------------

Plan of Operation

During the next 12 months, our objectives are

     o    to conduct the further clinical trials needed to get Cytolin to market
     o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong and
     o Enforcing court judgements that have been awarded to us and Symbion Research International, Inc.
     o to market our shares and establish a solid reasonable market capitalization,
     o to raise approximately $3 to $5 million in additional funds to support our research and development efforts, the clinical trials relating to Cytolin, and our general and administrative expenses; and
     o to explore joint venture arrangements for other possible pharmaceutical products.

Continuing Clinical Trials:

Phase I clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II trials. The results of the Phase I clinical trials were awarded to Symbion by the Superior Court of California due to a breach of contract on the part of Amerimmune.

Projected costs to complete our research and development and to obtain FDA
--------------------------------------------------------------------------
approval Phase II clinical trials
---------------------------------

We have negotiated with Symbion International for the right to use the Phase 1 data for a total of $362,000 and to seek approval for the Phase II trials from the FDA. If the Phase II study is approved by the FDA, we expect it, together with the pre-Phase II efforts, to cost an estimated $2,050,000 to $3,350,000 for Symbion to conduct the clinical trials, plus estimated manufacturing and supply costs of $350,000 to $400,000 and $362,000 for the Phase Ia/b data for a total of $2,762,000 to $ 4,112,000.

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

These trials can take anywhere from 29 to 42 months. Until we have met with the FDA, which we hope to do within the next two months, we cannot be certain what additional studies, assuming that Phase II study supports the efficacy and safety of Cytolin, will be required to receive marketing approval.

Date we expect to begin benefiting from the product:
----------------------------------------------------

We expect to complete our research and development of all Cytolin clinical trials needed for approval of a marketing application if at all by December 2009.

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

We will attempt to create a solid market for our company's shares once, and if we are trading on the OTCBB. We believe this will help obtain additional funding by creating investor confidence in our company.

In addition to operating funds, we will need from approximately $2,762,000 to $4,112,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II study.

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

Under the terms of this agreement:

     o CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
     o CytoDyn, Inc will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
     o CytoDyn, Inc will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
     o CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.

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

Consulting Agreement with Jacob Lalezari, M.D.

We have entered into a consulting agreement with Dr. Jacob Lalezari to consult with us on our next clinical trials, including but not limited to, revising the protocol, conducting clinical trials as the medical monitor. Dr. Lalezari is a premier AIDS doctor in the U.S who has conducted numerous clinical trials for big pharmaceutical companies such as, Glaxo, Human Genome Sciences, ViTex, Pfizer, Xcyte, BMS, Roche, and Aventis. His expertise and cooperation could help us get this treatment approved the fastest, safest way possible.

Confidentiality Agreement with Paramount Capital

We have signed a confidentiality agreement with Paramount Biosciences, LLC, where Paramount capital agrees not to divulge any confidential information while conducting due diligence on our company. They are evaluating the possibility of providing financing, or assisting us in the development of the product.

Contract with Mayo Clinic

We entered into a contract with Mayo Clinic to provide for the services of Dr. Donald W. Northfelt, the principal investigator of the Phase I trials, to participate in meeting with the FDA. Please see Exhibit 10.1.

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

b.   Changes in internal controls
     ----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

Part 2. Other Information
-------------------------

Item 1 - Legal Proceedings.

All current litigation concerns the efforts of the former C.E.O. of Amerimmune Pharmaceuticals, Inc. to take our technology for his family of closely held companies.

Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., (predecessor company) Allen D. Allen, Corinne E. Allen, Ronald
J. Tropp, Brian J. McMahon , Daniel M. Strickland, M.D. and unknown others designated as "Does 101-150".

The Cross-Complaint was settled pursuant to a settlement agreement entered into by the parties involved. The terms of the agreement are confidential. Maya LLC, Rex Lewis's company, may file an action against us in the future.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc.
----------------------------------------------------

Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action
-----------------------------------------------------------------------------
No. 05-0452-C.
-------------

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

The Company's Response:

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously. The outcome of the case is uncertain, however, in the opinion of our attorneys, the company's claim to the Cell-Bank is strong.

Other legal/patent issues:

Cytodyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Symbion is taking action in U.S. District Court to correct the inventorship and assignee in these applications.

Background

Cytodyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment for services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all technology developed during its relationship with Amerimmune to Symbion. This technology is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities.

The Company filed a Registration Statement on Form SB-2 with the SEC to offer for sale 450,000 common shares at a price of $.75 per share. The SEC declared the Form SB-2 effective June 17, 2005. The Company completed its public offering on July 31, 2005. The Company sold 289,890 shares of its common stock for net proceeds of $189,551, after deducting offering costs totaling $27,867.

As of May 31, 2005, the Company had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and were to mature one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes at related accrued interest with the issuance of 160,110 shares of its common stock.

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

          1. 31.1: Certification by the CEO

          2. 31.2: Certification by the CFO

          3. 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

          4. 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

          5. 10.1  Contract with Mayo Clinic

     a.   Reports on Form 8-K:

          None.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended August 31, 2005 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CYTODYN, INC.
                                                     (Registrant)



DATE:  October 13, 2005                              BY:  /s/ Allen D. Allen
                                                        ------------------------
                                                             Allen D. Allen
                                                             President and CEO