Form 10QSB
period 2005-11-30
CYTODYN INC
filed 2006-01-20
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: November 30, 2005            Commission File Number 000-49908
                   -----------------                                   ---------



                                  CYTODYN, INC.
        (Exact name of small business issuer as specified in its charter)


            COLORADO                                     75-3056237
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


227 E. Palace Avenue, Suite M, Santa Fe, New Mexico                87501
---------------------------------------------------                -----
(Address of principal executive offices)                         (Zip code)

                                 (505) 988-5520
              (Registrant's telephone number, including area code)

           200 W. DeVargas Street, Suite 1, Santa Fe, New Mexico 87501
                   (Former address, changed sine last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes X   No
                                                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                                   8,613,807
--------------------------                          ----------------------------
          Class                                     Number of shares outstanding
                                                    at January 16, 2006

Transitional Small Business Disclosure Format:       Yes      No X
                                                        ---     ---

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Balance Sheet, November 30, 2005 (unaudited)..................     3
  Condensed Statements of Operations, six months ended
     November 30, 2005 (unaudited) and 2004 (unaudited)...................     4
  Condensed Statements of Changes in Shareholders' Deficit, six
     months ended November 30, 2005 (unaudited)...........................     5
  Notes to condensed financial statements (unaudited).....................     6

  Item 2.  Management's Discussion and Analysis or Plan of Operation......    13

  Item 3.  Controls and Procedures........................................    16

PART 2 - OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................    17
  Item 2.  Changes in Securities and Small Business Issuer Purchases of
              Equity Securities...........................................    18
  Item 3.  Defaults Upon Senior Securities................................    18
  Item 4.  Submission of Matters to a Vote of Security Holders............    18
  Item 5.  Other Information..............................................    18
  Item 6.  Exhibits.......................................................    18

Signatures................................................................    19

Part I, Item. Financial Statements

                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                              November 30, 2005

                                     Assets
Current assets:
    Cash ......................................................   $    35,388
    Prepaid expenses ..........................................        15,472
                                                                  -----------
                  Total current assets ........................        50,860

Furniture and equipment, less accumulated
    depreciation of $1,610 ....................................         2,928
Intangible asset, less accumulated
    amortization of $1,289 ....................................         1,611
Deposit .......................................................           495
                                                                  -----------

                                                                  $    55,894
                                                                  ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ..........................................   $    61,133
    Accrued liabilities .......................................        94,500
    Accrued liabilities .......................................         1,850
    Indebtedness to related parties (Note 2) ..................       472,802
                                                                  -----------
                  Total current liabilities ...................       630,285
                                                                  -----------

Commitments (Note 7) ..........................................          --

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,613,807 shares issued and outstanding ................     2,254,317
    Additional paid-in capital ................................        40,942
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (1,267,738)
                                                                  -----------
                  Total shareholders' deficit .................      (574,391)
                                                                  -----------

                                                                  $    55,894
                                                                  ===========

            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended             Six Months Ended
                                                         November 30,                  November 30,
                                                 --------------------------    --------------------------
                                                     2005           2004           2005           2004
                                                 -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative ...............   $    82,624    $   110,941    $   149,681    $   231,350
    Stock-based compensation:
       Financial consulting services .........          --           11,928           --           11,928
    Depreciation .............................           536            459          1,024            751
                                                 -----------    -----------    -----------    -----------
                   Total operating expenses...        83,160        123,328        150,705        244,029
                                                 -----------    -----------    -----------    -----------
                   Operating loss ............       (83,160)      (123,328)      (150,705)      (244,029)

Interest income ..............................            84             51             98            227
Interest expense .............................          (124)          (148)        (2,004)          (330)
                                                 -----------    -----------    -----------    -----------
                   Loss before income taxes...       (83,200)      (123,425)      (152,611)      (244,132)

Income tax provision (Note 4) ................          --             --             --             --
                                                 -----------    -----------    -----------    -----------

                   Net loss ..................   $   (83,200)   $  (123,425)   $  (152,611)   $  (244,132)
                                                 ===========    ===========    ===========    ===========

Basic and diluted loss per share .............   $     (0.01)   $     (0.02)   $     (0.02)   $     (0.03)
                                                 ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ................     8,535,057      8,069,307      8,468,363      8,069,307
                                                 ===========    ===========    ===========    ===========



            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)


                                                    Preferred Stock              Common Stock
                                              -------------------------   -------------------------
                                                 Shares        Amount        Shares        Amount
                                              -----------   -----------   -----------   -----------
Balance at June 1, 2005 ...................          --     $      --       8,069,307   $ 1,916,334

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) .................          --            --         289,890       189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3)           --            --         160,110       120,082
November 2005, 94,500 warrants exercised
    ($.30/share) (Note 5) .................          --            --          94,500        28,350
Net loss, period ended November 30, 2005 ..          --            --            --            --
                                              -----------   -----------   -----------   -----------

Balance at November 30, 2005 ..............          --     $      --       8,613,807   $ 2,254,317
                                              ===========   ===========   ===========   ===========

                                                                            Deficit
                                                                          Accumulated
                                               Additional                    During
                                                Paid-in     Accumulated   Development
                                                Capital       Deficit        Stage         Total
                                              -----------   -----------   -----------   -----------

Balance at June 1, 2005 ...................   $    40,942   $(1,601,912)  $(1,115,127)  $  (759,763)

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) .................          --            --            --         189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3)           --            --            --         120,082
November 2005, 94,500 warrants exercised
    ($.30/share) (Note 5) .................          --            --            --          28,350
Net loss, period ended November 30, 2005 ..          --            --        (152,611)     (152,611)
                                              -----------   -----------   -----------   -----------

Balance at November 30, 2005 ..............   $    40,942   $(1,601,912)  $(1,267,738)  $  (574,391)
                                              ===========   ===========   ===========   ===========

            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                  Six Months Ended
                                                                    November 30,
                                                              ------------------------
                                                                 2005          2004
                                                              ----------    ----------

                      Net cash used in
                         operating activities .............   $ (149,380)   $ (169,473)
                                                              ----------    ----------

Cash flows from investing activities:
    Property and equipment purchases ......................         (936)       (3,167)
                                                              ----------    ----------
                      Net cash used in
                         investing activities .............         (936)       (3,167)
                                                              ----------    ----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ...........         --             512
    Proceeds from notes payable issued to
       related parties (Note 5) ...........................        5,197          --
    Payment of notes payable to related parties (Note 2)...      (38,324)         --
    Proceeds from exercise of common stock warrants .......      245,768          --
    Payments for offering costs ...........................      (27,867)         --
                                                              ----------    ----------
                      Net cash provided by
                         financing activities .............      184,774           512
                                                              ----------    ----------

                         Net change in cash ...............       34,458      (172,128)

Cash, beginning of period .................................          930       186,964
                                                              ----------    ----------

Cash, end of period .......................................   $   35,388    $   14,836
                                                              ==========    ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Income taxes .......................................   $     --      $     --
                                                              ==========    ==========
       Interest ...........................................   $      138    $      330
                                                              ==========    ==========
    Noncash investing and financing transactions:
       Common stock issued to extinguish promissory
          notes payable and related interest (Note 3) .....   $  122,748    $     --
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended November 30, 2005 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

As of May 31, 2005, the Company owed two officers promissory notes totaling of $86,502. The notes are due on demand and carry no interest rate. On June 2, 2005, an officer advanced the Company an additional $5,000 for working capital; on July 13, 2005, the Company repaid an officer $38,324; and on August 31, 2005, an officer advanced the Company $197. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $53,375 remained unpaid at November 30, 2005 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A director has provided legal services to the Company over the past several years. As of May 31, 2005, the Company owed the director $87,185 for legal services. During the six months ended November 30, 2005, the Company repaid the director $5,000. The remaining balance of $82,185 is included in the accompanying financial statements as "Indebtedness to related parties". As of November 30, 2005, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future.

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

The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion accepted it and the contract is in force. In the event the Company's shareholders do not approve the Company's option plan by December 31, 2005, the Company will pay Symbion $62,342. Symbion and CytoDyn have agreed to a 60 day extension for the payment and options due December 31, 2005.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion. The balance due of $337,242 is included in the accompanying financial statements as "Indebtedness to related parties".

Note 3:  Notes Payable

As of May 31, 2005, the Company had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and were to mature one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes and related accrued interest with the issuance of 160,110 shares of its common stock.

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

Common Stock Awards

On September 22, 2005, an investor exercised warrants to purchase 94,500 shares of the Company's common stock at $.30 per share. The Company received proceeds of $28,350. The following schedule summarizes the changes in the Company's outstanding stock awards:


                                  Options Outstanding and Exercisable
                                  -----------------------------------   Weighted Average
                                       Number of      Exercise Price     Exercise Price
                                         Shares          Per Share          Per Share
                                  ----------------   ----------------   ----------------
Balance at May 31, 2005........          576,000      $0.30 to $1.50         $ 0.48
   Awards granted..............             --            $0.00              $  -
   Awards exercised............          (94,500)         $0.30              $ 0.30
   Awards cancelled/expired....             --            $0.00              $  -
                                  ----------------                      ----------------
Balance at November 30, 2005...          481,500     $0.30 to $1.50          $ 0.52
                                  ================

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

Note 7:   General and Administrative Expenses

General and administrative expenses consist of the following:

                                            For The Six Months Ended
                                                  November 30,
                                            ------------------------
                                               2005          2004
                                            ----------    ----------
            Salaries and p$yroll taxes...   $   85,504    $   78,376
            Legal .......................       11,131        82,337
            Other professional fees .....        7,182        13,271
            Patent fees .................       10,897         9,854
            Insurance ...................       21,264        36,241
            Office, travel, and other....       13,703        11,271
                                            ----------    ----------
                                            $  149,681    $  231,350
                                            ==========    ==========

Note 8:   Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through November 30, 2005

              Operating expenses:
                  General and administrative ....   $   852,631
                  Legal fees, related party .....        45,950
                  Depreciation ..................         2,899
                  Research and development ......       362,342
                                                    -----------
                     Total operating expenses ...     1,263,822
                                                    -----------
                     Operating loss .............    (1,263,822)

              Interest income ...................           675
              Interest expense ..................        (4,591)
                                                    -----------
                     Loss before income taxes ...    (1,267,738)

              Income tax provision ..............          --
                                                    -----------

                     Net loss ...................   $(1,267,738)
                                                    ===========

Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through November 30, 2005

                      Net cash used in
                        operating activities .............   $(1,200,954)
                                                             -----------

      Cash flows from investing activities:
         Equipment purchases .............................        (7,438)
                                                             -----------
                      Net cash used in
                        investing activities .............        (7,438)
                                                             -----------

      Cash flows from financing activities:
         Capital contributions by officer ................         5,512
         Proceeds from notes payable issued to
           related parties ...............................       501,691
         Repayment of notes payable to related
           parties .......................................       (88,324)
         Proceeds from notes payable issued to
           individuals ...................................       121,000
         Proceeds from the sale of common stock ..........       757,418
         Proceeds from exercised common stock warrants ...        28,350
         Payment of offering costs .......................       (81,867)
                                                             -----------
                      Net cash provided by
                        financing activities .............     1,243,780
                                                             -----------

                        Net change in cash ...............        35,388

      Cash, beginning of period ..........................          --
                                                             -----------

      Cash, end of period ................................   $    35,388
                                                             ===========

      Supplemental disclosure of cash flow information:
         Income taxes ....................................   $      --
                                                             ===========
         Interest ........................................   $       825
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

The Cross-Complaint was settled pursuant to a settlement agreement entered into by the parties involved. The terms of the agreement are confidential. Maya LLC, Rex Lewis's company, has filed an action against us. The Company's lawyers have advised the Company will demure, meaning that if the allegations Maya LLC gave were true, which they are not, that would not give Maya the right to sue the Company.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. v. Biovest International, Inc. Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.

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

Progress to Date:

The Company and Allen were successful in having the California judgment domesticated. Further, the Company and Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to the Company and Allen. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), has intervened in the case, alleging a competing right to the Cell-Bank. The Court recently heard oral argument on Maya's Motion to Intervene and has taken the Motion under advisement. The Cell-Bank will not be transferred to any person or entity pending a determination by the Court of the parties' respective rights to the Cell-Bank.

The Company's Response:

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously. The outcome of the case is uncertain, however, in the opinion of our attorneys, the company's claim to the Cell-Bank is strong. If the Company is unable to reclaim the Cell-Bank, it would not impair drug development. The Company intends to use its original Cell-Bank for the next clinical trials.

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


Part I. Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

During the next 12 months, our objectives are

     o    to mount the further clinical trials needed to get Cytolin to market
     o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong and
     o Enforcing court judgments that have been awarded to us and Symbion Research International, Inc.
     o to market our shares and establish a solid reasonable market capitalization,
     o to raise approximately $3 to $5 million in additional funds to support our research and development efforts, the clinical trials relating to Cytolin, and our general and administrative expenses; and
     o to explore joint venture arrangements for other possible pharmaceutical products.

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

Projected costs to complete our research and development and to obtain FDA approval Phase II clinical trials:

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

Timing and anticipated completion dates for research and development:

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

Risks and uncertainties associated with completing development within a reasonable period of time and if our products are not completed on a timely basis:

Even if we are able to complete the development within a reasonable period of time, our competitors could still release something competitive to our product. Toxicity in the product could go undetected until Phase IV Safety Surveillance after drug approval. We may have to continue to litigate to protect technology, or challenges to patents that have not yet expired, etc. There may be an inability to secure 3rd party payees. Post registration manufacturing problems or the downturn of the economy or the industry could also be risks.

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

Patents

During fiscal year 2004, several European patents were granted. The new patents are covered by our License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. These patents are designated European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden, and are the counterparts to our United States Patent No. 5424066. Patents are pending in those same countries which, if granted, will be the equivalent of our United States Patent No. 5651970. We estimate the costs associated with these pending patents to be approximately $65,000, including amounts we have already spent. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time other than Hong Kong. The license acquired gives us the right to develop Mr. Allen's patents worldwide.

Litigation

For a thorough discussion of our pending litigation, please see the section entitled "Legal Proceedings."

Establishing a Market and Obtaining Funding

On June 17, 2005 5:00pm EST, the Securities and Exchange Commission declared our public registration prospectus effective. 450,000 shares were then sold at $0.75 per shares and the offering was closed July 31, 2005. We were assigned the ticker symbol CYDY.OB by the NASD and began trading on the OTBB November 18, 2005. The high and low sales price for the quarter ended November 30, 2005 was ..50 and $3.25. The proceeds from the public offering will pay for company expenditures through January 2006. We will require additional funding during the 2006 fiscal year in order to continue with research and development efforts and to stay in business. If we are unable to complete further offerings, we will be not be able to pay for the company's expenses for more than 6 months. Additional funding will have to occur within the next twelve months in order to continue operations. The amount of that funding is directly related to the clinical trials we are able to conduct and the amounts we will need to continue operations.

We will attempt to create a solid market for our company's shares now that we are trading on the OTCBB. We believe this will help us obtain additional funding by creating investor confidence in our company.

In addition to operating funds, we will need from approximately $2,762,000 to $4,112,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon what Phase II study the FDA agrees to.

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

In the event the shareholders do not approve the company's option plan by December 31, 2005, CytoDyn, Inc will pay Symbion $62,341.50 in U.S. dollars. Symbion has agreed to a 60 day extension for the payment and options due December 31, 2005.

The results of the Phase II/III stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

Consulting Agreement with Jacob Lalezari, M.D.:

We have entered into a consulting agreement with Dr. Jacob Lalezari to consult with us on our next clinical trials, including but not limited to, revising the protocol, conducting clinical trials as the medical monitor. Dr. Lalezari is a premier AIDS doctor in the U.S who has conducted numerous clinical trials for major pharmaceutical companies such as, Glaxo, Human Genome Sciences, ViTex, Pfizer, Xcyte, BMS, Roche, and Aventis. His expertise and cooperation could help us get this treatment approved the fastest, safest way possible.

Confidentiality Agreement with Paramount Capital:

We have signed a confidentiality agreement with Paramount Biosciences, LLC, where Paramount capital agrees not to divulge any confidential information while conducting due diligence on our company. They are evaluating the possibility of providing financing, or assisting us in the development of the product.

Contract with Mayo Clinic:

We entered into a contract with Mayo Clinic to provide for the services of Dr. Donald W. Northfelt, the principal investigator of the Phase I trials, to participate in meeting with the FDA. Please see Exhibit 10.1.

Exploring Other Joint Ventures:

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

Other Matters:

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

The Cross-Complaint was settled pursuant to a settlement agreement entered into by the parties involved. The terms of the agreement are confidential. Maya LLC, Rex Lewis's company, has filed an action against us. The Company's lawyers have advised the Company will demure, meaning that if the allegations Maya LLC gave were true, which they are not, that would not give Maya the right to sue the Company.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. v. Biovest International, Inc. Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.

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

Progress to Date:

The Company and Allen were successful in having the California judgment domesticated. Further, the Company and Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to the Company and Allen. However, the transfer has not occurred because Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), has intervened, alleging a competing right to the Cell-Bank. The Cell-Bank will not be transferred to any person or entity pending a determination by the Court of the parties' respective rights to the Cell-Bank.

The Company's Response:

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously. The outcome of the case is uncertain, however, in the opinion of our attorneys, the company's claim to the Cell-Bank is strong. If the Company is unable to reclaim the Cell-Bank, it would not impair drug development. The Company intends to use its original Cell-Bank for the next clinical trials.

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


                                              CYTODYN, INC.
                                              (Registrant)


DATE:    January 18, 2006                     BY: /s/ Allen D. Allen
         ----------------                        ----------------------
                                                 Allen D. Allen
                                                 President and CEO