Form 10QSB
period 2006-02-28
CYTODYN INC
filed 2006-04-19
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: February 28, 2006            Commission File Number 000-49908
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
                                                         Yes  X     No
                                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                             8,757,664
--------------------------                             ---------
         Class                    Number of shares outstanding at April 19, 2006

Transitional Small Business Disclosure Format:        Yes        No  X
                                                          ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes        No  X
                                      ---       ---

________________________________________________________________________________

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Balance Sheet, February 28, 2006 (unaudited)..................     3
  Condensed Statements of Operations, nine months ended
     February 28, 2006 (unaudited) and 2005 (unaudited)...................     4
  Condensed Statements of Changes in Shareholders' Deficit, nine
     months ended February 28, 2006 (unaudited)...........................     5
  Condensed Statements of Cash Flows, nine months ended
     February 28, 2006 (unaudited)........................................     6
  Notes to condensed financial statements (unaudited).....................     7

  Item 2.  Management's Discussion and Analysis or Plan of Operation......    14

  Item 3.  Controls and Procedures........................................    20

PART 2 - OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................    20
  Item 2.  Changes in Securities and Small Business Issuer Purchases of
              Equity Securities...........................................    20
  Item 3.  Defaults Upon Senior Securities................................    21
  Item 4.  Submission of Matters to a Vote of Security Holders............    21
  Item 5.  Other Information..............................................    21
  Item 6.  Exhibits.......................................................    22

Signatures................................................................    22

Part I, Item 1. Financial Statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                February 28, 2006

                                     Assets
Current assets:
    Cash ......................................................   $    91,347
    Prepaid expenses ..........................................       229,228
                                                                  -----------
                  Total current assets ........................       320,575

Furniture and equipment, less accumulated
    depreciation of $1,957 ....................................         2,581
Intangible asset, less accumulated
    amortization of $1,531 ....................................         1,369
Deposit .......................................................           495
                                                                  -----------

                                                                  $   325,020
                                                                  ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ..........................................   $    70,454
    Accrued liabilities .......................................       121,036
    Notes payable, net (Note 3) ...............................        17,903
    Indebtedness to related parties (Note 2) ..................       490,802
                                                                  -----------
                  Total current liabilities ...................       700,195
                                                                  -----------

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,757,664 shares issued and outstanding ................     2,505,067
    Additional paid-in capital ................................       263,442
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (1,541,772)
                                                                  -----------
                  Total shareholders' deficit .................      (375,175)
                                                                  -----------

                                                                  $   325,020
                                                                  ===========

            See accompanying notes to condensed financial statements


                                 CYTODYN, INC.
                         (A Development Stage Company)
                        Condensed Statements of Operation
                                  (Unaudited)


                                                           Three Months Ended             Nine Months Ended
                                                               February 28,                  February 28,
                                                       --------------------------    --------------------------
                                                           2006           2005           2006           2005
                                                       -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative (Note 7) ............   $   229,764    $    89,435    $   379,445    $   320,785
    Stock-based compensation:
      Financial consulting services (Note 5) .......        24,723           --           24,723         11,928
    Depreciation ...................................           589            460          1,613          1,211
    Research and Development .......................          --          362,342           --          362,342
                                                       -----------    -----------    -----------    -----------
                 Total operating expenses ..........       255,076        452,237        405,781        696,266
                                                       -----------    -----------    -----------    -----------
                 Operating loss ....................      (255,076)      (452,237)      (405,781)      (696,266)

Interest income ....................................             2              3            100            230
Interest expense:
    Interest on convertible debt (Note 3) ..........          (895)          --             (895)          --
    Discount on convertible debt (warrants) (Note 3)       (10,374)          --          (10,374)          --
    Discount on convertible debt
      (beneficial conversion) (Note 3) .............        (7,529)          --           (7,529)          --
    Other ..........................................          (162)           (92)        (2,166)          (422)
                                                       -----------    -----------    -----------    -----------
                 Loss before income taxes ..........      (274,034)      (452,326)      (426,645)      (696,458)

Income tax provision (Note 4) ......................          --             --             --             --
                                                       -----------    -----------    -----------    -----------

                 Net loss ..........................   $  (274,034)   $  (452,326)   $  (426,645)   $  (696,458)
                                                       ===========    ===========    ===========    ===========

Basic and diluted loss per share ...................   $     (0.03)   $     (0.06)   $     (0.05)   $     (0.09)
                                                       ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ......................     8,542,032      8,069,307      8,542,032      8,069,307
                                                       ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)



                                                      Preferred Stock                Common Stock
                                                 -------------------------   -------------------------
                                                    Shares        Amount        Shares        Amount
                                                 -----------   -----------   -----------   -----------

Balance at June 1, 2005 ......................          --     $      --       8,069,307   $ 1,916,334

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) ....................          --            --         289,890       189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3) ...          --            --         160,110       120,082
November 2005, 94,500 warrants exercised
    ($.30/share) (Note 5) ....................          --            --          94,500        28,350
January through February 2006, common
    shares issued for services (Note 5) ......          --            --         143,857       250,750
January through February 2006, warrants
    issued with convertible debt (Note 3) ....          --            --            --            --
Beneficial conversion on convertible
    debt (Note 3) ............................          --            --            --            --
Net loss, period ended November 30, 2005 .....          --            --            --            --
                                                 -----------   -----------   -----------   -----------

Balance at November 30, 2005 .................          --     $      --       8,757,664   $ 2,505,067
                                                 ===========   ===========   ===========   ===========


                                                                                Deficit
                                                                              Accumulated
                                                  Additional                     During
                                                   Paid-in     Accumulated    Development
                                                   Capital       Deficit         Stage          Total
                                                 -----------   -----------    -----------    -----------

Balance at June 1, 2005 ......................   $    40,942   $(1,601,912)   $ (1,115,127) $   (759,763)

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) ....................          --            --             --          189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3) ...          --            --             --          120,082
November 2005, 94,500 warrants exercised
    ($.30/share) (Note 5) ....................          --            --             --           28,350
January through February 2006, common
    shares issued for services (Note 5) ......          --            --             --          250,750
January through February 2006, warrants
    issued with convertible debt (Note 3) ....       128,929          --             --          128,929
Beneficial conversion on convertible
    debt (Note 3) ............................        93,571          --             --           93,571
Net loss, period ended November 30, 2005 .....          --            --         (426,645)      (426,645)
                                                 -----------   -----------    -----------    -----------

Balance at November 30, 2005 .................   $   263,442   $(1,601,912)   $(1,541,772)   $  (375,175)
                                                 ===========   ===========    ===========    ===========


            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     February 28,
                                                               ------------------------
                                                                  2006          2005
                                                               ----------    ----------
                      Net cash used in
                         operating activities ..............   $ (315,921)   $ (194,361)
                                                               ----------    ----------

Cash flows from investing activities:
    Property and equipment purchases .......................         (936)       (3,167)
                                                               ----------    ----------
                      Net cash used in
                         investing activities ..............         (936)       (3,167)
                                                               ----------    ----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ............         --           5,512
    Proceeds from notes payable issued to
       related parties (Note 5) ............................        5,197         5,000
    Proceeds from notes payable issued to others (Note 3)...      222,500        85,000
    Payment of notes payable to related parties (Note 2) ...      (38,324)         --
    Proceeds from sale of common stock .....................      217,418          --
    Proceeds from exercise of common stock warrants ........       28,350          --
    Payments for offering costs ............................      (27,867)         --
                                                               ----------    ----------
                      Net cash provided by
                         financing activities ..............      407,274        95,512
                                                               ----------    ----------

                         Net change in cash ................       90,417      (102,016)

Cash, beginning of period ..................................          930       186,964
                                                               ----------    ----------

Cash, end of period ........................................   $   91,347    $   84,948
                                                               ==========    ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Income taxes ........................................   $     --      $     --
                                                               ==========    ==========
       Interest ............................................   $      138    $      375
                                                               ==========    ==========
    Noncash investing and financing transactions:
       Common stock issued to extinguish promissory
          notes payable and related interest (Note 3) ......   $  120,082    $     --
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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the period ended February 28, 2006 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Financial data presented herein are unaudited.

Note 2:  Related Party Transactions

As of May 31, 2005, the Company owed two officers promissory notes totaling of $86,502. The notes are due on demand and carry no interest rate. On June 2, 2005, an officer advanced the Company an additional $5,000 for working capital; on July 13, 2005, the Company repaid an officer $38,324; on August 31, 2005, an officer advanced the Company $197; and on January 4, 2006, an officer advanced the company $18,000. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 remained unpaid at February 28, 2006 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A director has provided legal services to the Company over the past several years. As of May 31, 2005, the Company owed the director $87,185 for legal services. During the nine months ended February 28, 2006, the Company repaid the director $5,000. The remaining balance of $82,185 is included in the accompanying financial statements as "Indebtedness to related parties". As of February 28, 2006, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future.

Note 3:  Notes Payable

As of May 31, 2005, the Company had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and matured one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes and related accrued interest with the issuance of 160,110 shares of its common stock and payment of $3,189.46 representing $3,172.46 in accrued interest and $17.00 in lieu of fractional shares.

During quarter ended February 28, 2006, the Company issued convertible promissory notes and warrants to purchase common stock to individuals in exchange for proceeds totaling $222,500. The notes bear interest at five percent per annum and mature in January and February 2007. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and accrued interest with common stock at a rate of $1.25 per share. Accrued interest payable on the notes totaled $895 at February 28, 2006.

The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Pursuant to APB No. 14, the Company valued the warrants at their relative fair value of $128,929. To recognize the relative fair value of the warrants, the Company discounted the notes and increased additional paid in capital in the condensed financial statements. The discount is amortized over one year. During the quarter ended February 28, 2006, the Company amortized $10,374 of the discount.

In accordance with EITF 98-5 and EITF 00-27, the Company valued the intrinsic value of the imbedded beneficial conversion feature related to the option for conversion into the Company's common stock at $93,571. To recognize the beneficial conversion feature, the Company discounted the notes and increased additional paid-in capital in the accompanying consolidated financial statements. The discount is amortized over one year. During the quarter ended February 28, 2006, the Company amortized $7,529 of the discount.

On January 5, 2005, we entered into a buy-sell agreement to purchase intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study.

Under the terms of this agreement:

     * CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
     * CytoDyn, Inc will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
     * CytoDyn, Inc were to pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
     * CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.

We have paid Symbion $25,000 out of the loan proceeds we received in March 2005. Although the payment was late, Symbion has accepted it and the contract is in force.

Symbion has agreed to amend the agreement to allow an extension of time for us to pay Symbion the remaining balance due. The options were granted on March 20, 2006 by the Board of Directors.

Note 4:  Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses for all periods presented resulting in a deferred tax asset, which was fully allowed for by a valuation allowance; therefore, the net benefit and expense resulted in $-0- income taxes.


Note 5:  Shareholders' Equity

Common Stock Sales

The Company filed a Registration Statement on Form SB-2 with the SEC to offer
450,000 common shares for sale at a price of $.75 per share. The SEC declared the Form SB-2 effective June 17, 2005. The Company completed its public offering on July 31, 2005. The Company sold 289,890 shares of its common stock for net proceeds of $189,551, after deducting offering costs totaling $27,867.

Common Stock for Services

During the nine months ended February 28, 2006, the Company issued 1,000 restricted common shares to an individual for services performed in September
2005. The Company valued the stock at the price it sold its shares at its public offering. During the nine months ended February 28, 2006, the Company issued
142,857 restricted common shares to a public relations company in accordance with an agreement to perform services over the following year. The Company valued the shares at the bid price on the date the agreement was executed.

Common Stock Awards

On September 22, 2005, an investor exercised warrants to purchase 94,500 shares of the Company's common stock at $.30 per share. The Company received proceeds of $28,350. The following schedule summarizes the changes in the Company's outstanding stock awards:


                                  Awards Outstanding and Exercisable
                                  ----------------------------------   Weighted Average
                                     Number of       Exercise Price     Exercise Price
                                       Shares           Per Share          Per Share
                                  ---------------   ----------------   ----------------
Balance at May 31, 2005........        576,000       $0.30 to $1.50         $ 0.48
   Awards granted..............        178,000           $2.50              $ 2.50
   Awards exercised............        (94,500)          $0.30              $ 0.30
   Awards cancelled/expired....           --             $0.00              $  -
                                  ---------------                      ----------------
Balance at February 28, 2006...        659,500       $0.30 to $1.50         $ 1.05
                                  ===============

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

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes it is reasonably possible that we will not prevail on appeal.

Note 7:  General and Administrative Expenses

General and administrative expenses consist of the following:


                                                 For The Nine Months Ended
                                                     February 28, 2006
                                                 -------------------------
                                                    2006           2005
                                                 ----------     ----------
      Salaries and payroll taxes .............   $  143,372     $  116,033
      Legal ..................................       98,425        119,331
      Other professional fees and services ...       43,779          9,214
      Patent fees ............................       19,197         11,129
      Insurance ..............................       36,757         36,952
      Office, travel, and other ..............       37,915         28,126
                                                 ----------     ----------
                                                 $  379,445     $  320,785
                                                 ==========     ==========

Note 8:  Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through February 28, 2006

   Operating expenses:
       General and administrative .............................   $ 1,082,395
       Stock-based compensation (consultants) .................       250,750
       Legal fees, related party ..............................        45,950
       Depreciation ...........................................         3,488
       Research and development ...............................       362,342
                                                                  -----------
          Total operating expenses ............................     1,744,925
                                                                  -----------
          Operating loss ......................................    (1,744,925)

   Interest income ............................................           677
   Interest expense:
       Interest on convertible debt ...........................          (895)
       Discount on convertible debt (warrants) ................       (10,374)
       Discount on convertible debt (beneficial conversion) ...        (7,529)
       Other ..................................................        (4,753)
                                                                  -----------
          Loss before income taxes ............................    (1,767,799)

   Income tax provision .......................................          --
                                                                  -----------

          Net loss ............................................   $(1,767,799)
                                                                  ===========

Following is the Statement of Cash Flows for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through February 28, 2006

                      Net cash used in
                        operating activities .............   $(1,367,495)
                                                             -----------

      Cash flows from investing activities:
         Equipment purchases .............................        (7,438)
                                                             -----------
                      Net cash used in
                        investing activities .............        (7,438)
                                                             -----------

      Cash flows from financing activities:
         Capital contributions by officer ................         5,512
         Proceeds from notes payable issued to
           related parties ...............................       501,691
         Repayment of notes payable to related
           parties .......................................       (88,324)
         Proceeds from notes payable issued to
           individuals ...................................       343,500
         Proceeds from the sale of common stock ..........       757,418
         Proceeds from exercised common stock warrants ...        28,350
         Payment of offering costs .......................       (81,867)
                                                             -----------
                      Net cash provided by
                        financing activities .............     1,466,280
                                                             -----------
                        Net change in cash ...............        91,347

      Cash, beginning of period ..........................          --
                                                             -----------

      Cash, end of period ................................   $    91,347
                                                             ===========

      Supplemental disclosure of cash flow information:
         Income taxes ....................................   $      --
                                                             ===========
         Interest ........................................   $       825
                                                             ===========
         Non-cash investing and financing transactions:
            Net assets acquired in exchange for common
              stock in CytoDyn/Rexray business
              combination ................................   $     7,542
                                                             ===========
            Common stock issued to former officer to
              repay working capital advance ..............   $     5,000
                                                             ===========
            Common stock issued to extinguish promissory
              note payable and related interest ..........   $   120,082
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

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes we have a strong basis to appeal.

Rex Lewis and Maya LLC filed a complaint against CytoDyn, Inc., CytoDyn of New Mexico, Inc., Allen D. Allen and Corinne Allen in the Los Angeles Superior Court. The complaint sought monetary damages and contains causes of action against us. We and the other defendants have demurred and moved to strike many of the allegations contained in the causes of actions. The Court has not yet ruled on the demurrer or the motion to strike. Neither party has conducted any discovery at this time as it is not clear what claims will be at issue. No trial date has been set.

Part I. Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

During the next 12 months, our objectives are

Cytolin (AIDS Drug)
     * to mount further FDA clinical trials in needed to get Cytolin to U.S. markets;
     * to begin development of Cytolin(r) in China through joint venture with Timeway International;
     * to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong;
     * to enforce court judgments that have been awarded to us and Symbion Research International, Inc.; and
     * To acquire complimentary drugs for our drug pipeline through a strategic alliance with UTEK(r).

Formaxycin(tm)( Cancer Drug)
     *    to negotiate for a contract manufacturer; and
     *    to begin preclinical studies.

Operations
     * to raise approximately $3 to $5 million in additional funds to support our research and development efforts, the clinical trials relating to Cytolin, and our general and administrative expenses;
     * to explore other national or international joint venture or licensing arrangements including through, Charkit Chemical Corporation and OmniChem;
     *    to appoint additional independent directors; and
     *    to expand our Scientific Advisory Board.

Clinical Trials on Cytolin(r)

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

Risks and uncertainties associated with completing development within reasonable period of time and if products are not completed on a timely basis:

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

Development of Cytolin(r) in China.
-----------------------------------

We signed a letter of intent with Timeway International to form a joint venture for the purpose of developing, manufacturing and distributing Cytolin(r) in China. As of the date of this filing, Timeway is reviewing the data from our FDA IND ( Investigative New Drug Application) and negotiations should commence following the completion of Timeway's due diligence.

Other Products in Pipeline
--------------------------

Formaxycin(tm): Our CEO, Allen D. Allen acquired the intellectual property rights from Dr. Vera Stecher for a cancer treatment which he will license to us as part of his portfolio of intellectual property. We are in the preclinical stage as a treatment for cancerous and pre-cancerous cells. We applied for a

U.S. trademark, Formaxycin(tm) for the cancer treatment. We are in the process of looking for a manufacturer for the preclinical work. and have executed a Confidentiality Agreement with Charkit Chemical to assist us in this matter, as well as with overseas licensing matters.

Projected costs to manufacture and complete the necessary pre-clinical testing cannot be estimated until a manufacturing agreement has been executed.

Timing and anticipated completion dates for research and development cannot be estimated until a manufacturing agreement has been executed.

The date we expect to begin benefiting from the product could be anywhere from two years to eight years depending upon the method of extraction of a nonsynthetic antineoplastic agent and licensing, if any.

Risks and uncertainties
There can be no assurance that Formaxycin will be approved as a drug nor acceptable as a nutraceutical nor that a patent will be issued and enforceable. Competing products could adversly impact the demand for Formaxycin even if a stage is reached where we could market it.

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

We have applied for the trademark name Formaxycin(tm) as the name of its cancer treatment in the preclinical stages.

Litigation

For a thorough discussion of our pending litigation, please see the section entitled "Legal Proceedings."

Establishing a Market and Obtaining Funding
-------------------------------------------

On June 17, 2005 5:00pm EST, the Securities and Exchange Commission declared our public registration prospectus effective. 450,000 shares were then sold at $0.75 per shares and the offering was closed July 31, 2005. The proceeds from the public offering will pay for company expenditures through January 2006. We will require additional funding during the 2006 fiscal year in order to continue with research and development efforts and to stay in business. If we are able to complete further offerings, we will not be able to pay our expenses for more than six months. Additional funding will have to occur within the next twelve months in order to continue operations. The amount of that funding is directly related to the clinical trials we are able to conduct and the amounts we will need to continue operations.

On January 3, 2006 we entered into a Financial Representative Agreement ("Agreement") with J.P Turner & Company LLC. Under the Agreement, J.P Turner's investment banking division will on a best efforts basis attempt to find investors to complete an offering to raise capital to fund our operations. The amount of capital has not yet been decided. In return JP Turner will receive 10% commission in cash and warrants to purchase a number of our restricted common shares equal to 10% of the gross proceeds of the offering. The strike price of the warrants shall be the lesser of the closing bid price of our stock on the day prior to the Closing or the price paid by the investors. The warrants vest immediately and may be exercised over five years. Warrants have customary anti-dilution provisions for stock dividends, splits, mergers and sale of substantially all of the assets. There is a cashless exercise provision. JP Turner played a similar role in our original private placement. Past performance does not guarantee future success. The term of the agreement is for one year. All terms for the investment shall be satisfactory to us.

In January and February 2006, we issued Convertible Notes totaling $222,500. The terms are:
$1.25 Conversion price for stock and an equal amount in warrants were also assigned. The notes carry 5% interest and are due in 1 year.

The NASD assigned us the ticker symbol CYDY.OB and we were cleared to trade on the Over-The-Counter-Bulletin Board (OTCBB) on November 18, 2005. We intend to apply for a listing on a national stock exchange such as the NASDAQ within the next 12 months.

In addition to operating funds, we will need from approximately $2,762,000 to $4,112,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II study on Cytolin(r). We have not yet determined what additional capital will be needed to develop Formaxycin(tm) at the date of this filing. Those amounts will also need to be raised.

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

Under the terms of this agreement:

     * CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
     * CytoDyn, Inc will grant 83,122 non-qualified stock options with an exercise price of $.75 per share that will vest immediately and be exercisable over 5 years.
     * CytoDyn, Inc were to pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
     * CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.

We have paid Symbion $25,000 out of the loan proceeds we received in March 2005. Although the payment was late, Symbion has accepted it and the contract is in force.

Symbion has agreed to amend the agreement to allow an extension of time for us to pay Symbion the remaining balance due. The options were granted on March 20, 2006 by the Board of Directors.

The results of the Phase II/III stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc. upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

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

Letter of Intent with Timeway International for Chinese Joint Venture:

We have executed a Letter of Intent with Timeway International, Inc in February 2006. Timeway is a Hong Kong Limited Liability Company with business headquarters in Beijing, Peoples Republic of China. Timeway will invest its market resources and capital into the joint venture. We will invest our drug pipelines, technology license and know how and restricted stock at a discount commensurate to funding or working capital invested by Timeway. We will control 51% of the Chinese joint venture. There is no guarantee that the joint venture will be created. The parties are performing due diligence and negotiating possible terms of an agreement.

Consulting Agreement with Huey Hua

We have entered into a consulting agreement with Huey Hua. Mr. Hua will use his efforts to help us with our Chinese ventures in exchange for $15,000 and restricted stock. The amount of stock is yet to be determined but will vest monthly over 5 years.

Consulting Agreement with Don Donchuanchom

We have entered into a consulting agreement with Don Donchuanchom. He will use his efforts to help us with disseminating public information to our investors and the investment community in exchange for $5,000 a month and restricted stock. The amount of stock is yet to be determined but will vest monthly over 5 years.

Contract with Wall St. Direct

We have entered into an agreement with Wall St. Direct wherein Wall St. Direct agrees to provide investor relations and advertising services in exchange for 142,857 shares of common stock.

Contract with Financial News USA

We have entered into an agreement with Financial News USA wherein Financial News USA agrees to provide financial consulting services including analyst coverage at the price of $3,500.

Contract with UTEK(r)

We have entered into an agreement with UTEK(r) wherein UTEK(r) agrees to identify and present new technology and company acquisition opportunities for CytoDyn in exchange for 40,000 unregistered shares of common stock. 1/12th of the shares (3,333) shall vest each month during the term of the12 month agreement.

UTEK(r) is a leading, market-driven technology transfer company that enables companies to rapidly acquire innovative technologies from universities and research laboratories worldwide. UTEK facilitates the identification and then finances the acquisition of external technologies for clients in exchange for their equity securities. This unique process is called U2B(r). In addition to its U2B(r) service, UTEK offers both large and small capitalization companies the tools to search, analyze and manage university intellectual properties. UTEK has operations in the United States, United Kingdom and Israel. For more information about UTEK, please visit its website at www.utekcorp.com.

Contract with Ajinomoto OmniChem

We have entered into a nondisclsoure agreement with Ajinomoto OmniChem to explore a business opportunity of mutual interest to manufacture our cancer therapy Formaxycin(tm).

On January 3, 2006 we entered into a Financial Representative Agreement with J.P Turner & Company LLC. Under this agreement, J.P Turner's investment banking division will on a best efforts basis attempt to find investors to complete an offering to raise capital to fund our continuing operations.

We may also pursue joint ventures or other arrangements to obtain funding for our Cytolin-related endeavors, but we have not pursued this possibility and do not have any prospects at this time.

Other Matters:

We do not expect, in the next 12 months, to make any significant expenditures for equipment.

We currently have 6 employees. We will continue to add staff as funds become available. We hired 3 additional employees, two full-time and one part-time this last quarter. We may hire an additional two to three financial, medical or business experts in the near future.

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

Part I.  Item 3.  Controls and Procedures -
-------           -----------------------

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were adequate.

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

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000.
We have appealed the Court's order. The matter has not yet been briefed. Management believes we have a strong basis to appeal.

Rex Lewis and Maya LLC filed a complaint against CytoDyn, Inc., CytoDyn of New Mexico, Inc., Allen D. Allen and Corinne Allen in the Los Angeles Superior Court. The complaint sought monetary damages and contains causes of action against us. We and the other defendants have demurred and moved to strike many of the allegations contained in the causes of actions. The Court has not yet ruled on the demurrer or the motion to strike. Neither party has conducted any discovery at this time as it is not clear what claims will be at issue. No trial date has been set.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities.

In January and February 2006, we issued Convertible Notes totaling $222,500. The principal balance of each note is convertible at the option of the holder into shares of our common stock based upon a conversion price of $1.25 per share. In connection with this offering we also issued warrants in an equal amount with an exercise price of $1.25 per share.

We recently entered into an agreement with Wall St. Direct wherein Wall St. Direct agrees to provide investor relations and advertising services. In connection with services rendered, on January 26, 2006 we issued Wall St. Direct 142,857 shares of our common stock.

We have entered into an agreement with UTEK(r) wherein UTEK(r) agrees to identify and present new technology and company acquisition opportunities for CytoDyn in exchange for 40,000 unregistered shares of our common stock.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

An annual meeting of the shareholders was held January 31, 2006 . A definitive proxy was filed and solicited. Matters voted on were as follows:

PROPOSAL NO. 1 ELECTION OF DIRECTORS   For  5,597,336   Against   0    Abstain 0

Director and Nominees for Director Our Board of Directors currently consists of five persons, all of whom are standing for reelection at the Annual Meeting. In the event that any person nominated as a director becomes unavailable or declines to serve as a director at the time of the Annual Meeting, the proxy holders will vote the proxies in their discretion for any nominee who is designated by the current Board of Directors to fill the vacancy. It is not expected that any of the nominees will be unavailable to serve. The name of the nominees for election to the Board of Directors at the Annual Meeting, age as of the Record Date, and certain information are set forth below.

Name                       Age   Principal Occupation
----                       ---   --------------------
Allen D. Allen             69    Chief Executive Officer, CytoDyn
Corinne E. Allen           38    Vice President Business Development, Secretary,
                                 Treasurer, CytoDyn
Daniel M. Strickland, MD   60    Physician specializing in reproductive
                                 endocrinology
Vera Stecher, Phd.         55    Medical Director, Pfizer Global Pharmaceuticals
                                 Inc.
Wellington A. Ewen         65    Chief Financial Officer CytoDyn

PROPOSAL NO. 2 RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Approval of Services.

For     5,597,336       Against     0       Abstain     0


PROPOSAL NO. 3 APPROVAL OF 2005 STOCK INCENTIVE PLAN

For     5,597,336       Against     0       Abstain     0


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


(b)     Reports on Form 8-K:

        On January 6, 2006 we filed an8K disclosing a Financial Representative agreement entered into with JP Turner & Co., LLC. Under the Agreement, J.P Turner's investment banking division will on a best efforts basis attempt to find investors to complete an offering to raise capital



SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended February 28, 2006 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     CYTODYN, INC.
                                                     (Registrant)


DATE:  April 14, 2006                                BY: /s/ Allen D. Allen
     ----------------                                   -----------------------
                                                        Allen D. Allen
                                                        President and CEO