Form 10QSB/A
period 2006-02-28
CYTODYN INC
filed 2006-05-05
CIK 1175680

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               FORM 10-QSB AMENDED

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: February 28, 2006            Commission File Number 000-49908
                   -----------------                                   ---------

                                 CYTODYN, INC.
       (Exact name of small business issuer as specified in its charter)

            COLORADO                                     75-3056237
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

227 E. Palace Avenue, Suite M, Santa Fe, New Mexico               87501
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
                                                         Yes  X        No
                                                             ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                           8,757,664
         Class                   Number of shares outstanding at April ___, 2006

Transitional Small Business Disclosure Format:           Yes           No  X
                                                             ---          ---
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes           No  X
                                      ---          ---

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Balance Sheet, February 28, 2006 (unaudited)..................     3
  Condensed Statements of Operations, nine months ended
     February 28, 2006 (unaudited) and 2005 (unaudited)...................     4
  Condensed Statements of Changes in Shareholders' Deficit, nine
     months ended February 28, 2006 (unaudited)...........................     5
  Condensed Statements of Cash Flows, nine months ended
     February 28, 2006 (unaudited)........................................     6
  Notes to condensed financial statements (unaudited).....................     7

  Item 2.  Management's Discussion and Analysis or Plan of Operation......    14

  Item 3.  Controls and Procedures........................................    20

PART 2 - OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................    20
  Item 2.  Changes in Securities and Small Business Issuer Purchases of
              Equity Securities...........................................    21
  Item 3.  Defaults Upon Senior Securities................................    21
  Item 4.  Submission of Matters to a Vote of Security Holders............    21
  Item 5.  Other Information..............................................    22
  Item 6.  Exhibits.......................................................    22

Signatures................................................................    22

Part I, Item 1. Financial Statements

                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                February 28, 2006


                                     Assets
Current assets:
    Cash ......................................................   $    91,347
    Prepaid expenses (Note 5) .................................       229,228
                                                                  -----------
                  Total current assets ........................       320,575

Furniture and equipment, less accumulated
    depreciation of $1,957 ....................................         2,581
Intangible asset, less accumulated
    amortization of $1,531 ....................................         1,369
Deposit .......................................................           495
                                                                  -----------

                                                                  $   325,020
                                                                  ===========

                    Liabilities and Shareholders' Deficit
Current liabilities:
    Accounts payable ..........................................   $    70,454
    Accrued liabilities .......................................       121,036
    Notes payable, net (Note 3) ...............................        17,903
    Indebtedness to related parties (Note 2) ..................       490,802
                                                                  -----------
                  Total current liabilities ...................       700,195
                                                                  -----------

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 25,000,000 shares authorized,
       8,757,664 shares issued and outstanding ................     2,505,067
    Additional paid-in capital ................................       263,442
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (1,541,772)
                                                                  -----------
                  Total shareholders' deficit .................      (375,175)
                                                                  -----------

                                                                  $   325,020
                                                                  ===========


            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statements of Operation
                                   (Unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                               February 28,                  February 28,
                                                       --------------------------    --------------------------
                                                           2006           2005           2006           2005
                                                       -----------    -----------    -----------    -----------
Operating expenses:
    General and administrative (Note 7) ............   $   229,764    $    89,435    $   379,445    $   320,785
    Stock-based compensation:
       Financial consulting services (Note 5) ......        24,723           --           24,723         11,928
    Depreciation ...................................           589            460          1,613          1,211
    Research and Development .......................          --          362,342           --          362,342
                                                       -----------    -----------    -----------    -----------
                    Total operating expenses .......       255,076        452,237        405,781        696,266
                                                       -----------    -----------    -----------    -----------
                    Operating loss .................      (255,076)      (452,237)      (405,781)      (696,266)

Interest income ....................................             2              3            100            230
Interest expense:
    Interest on convertible debt (Note 3) ..........          (895)          --             (895)          --
    Discount on convertible debt (warrants) (Note 3)       (10,374)          --          (10,374)          --
    Discount on convertible debt
       (beneficial conversion) (Note 3) ............        (7,529)          --           (7,529)          --
    Other ..........................................          (162)           (92)        (2,166)          (422)
                                                       -----------    -----------    -----------    -----------
                    Loss before income taxes .......      (274,034)      (452,326)      (426,645)      (696,458)

Income tax provision (Note 4) ......................          --             --             --             --
                                                       -----------    -----------    -----------    -----------

                    Net loss .......................   $  (274,034)   $  (452,326)   $  (426,645)   $  (696,458)
                                                       ===========    ===========    ===========    ===========

Basic and diluted loss per share ...................   $     (0.03)   $     (0.06)   $     (0.05)   $     (0.09)
                                                       ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ......................     8,542,032      8,069,307      8,542,032      8,069,307
                                                       ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)



                                                    Preferred Stock              Common Stock
                                              -------------------------   -------------------------
                                                 Shares        Amount        Shares        Amount
                                              -----------   -----------   -----------   -----------
Balance at June 1, 2005 ...................          --     $      --       8,069,307   $ 1,916,334

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) .................          --            --         289,890       189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3)           --            --         160,110       120,082
November 2005, 94,500 warrants exercised
    ($.30/share) (Note 5) .................          --            --          94,500        28,350
January through February 2006, common
    shares issued for services (Note 5) ...          --            --         143,857       250,750
January through February 2006, warrants
    issued with convertible debt (Note 3) .          --            --            --            --
Beneficial conversion on convertible
    debt (Note 3) .........................          --            --            --            --
Net loss, period ended November 30, 2005 ..          --            --            --            --
                                              -----------   -----------   -----------   -----------

Balance at November 30, 2005 ..............          --     $      --       8,757,664   $ 2,505,067
                                              ===========   ===========   ===========   ===========

                                                                            Deficit
                                                                          Accumulated
                                               Additional                    During
                                                Paid-in     Accumulated   Development
                                                Capital       Deficit        Stage         Total
                                              -----------   -----------   -----------   -----------

Balance at June 1, 2005 ...................   $    40,942   $(1,601,912)  $(1,115,127)  $  (759,763)

June through July 2005, sale of common
    stock less offering costs of $27,867
    ($.75/share) (Note 5) .................          --            --            --         189,551
August 2005, common shares issued to
    extinguish promissory notes payable and
    related interest ($.75/share) (Note 3)           --            --            --         120,082
November 2005, 94,500 warrants exercised
    ($.30/share) (Note 5) .................          --            --            --          28,350
January through February 2006, common
    shares issued for services (Note 5) ...          --            --            --         250,750
January through February 2006, warrants
    issued with convertible debt (Note 3) .       128,929          --            --         128,929
Beneficial conversion on convertible
    debt (Note 3) .........................        93,571          --            --          93,571
Net loss, period ended November 30, 2005 ..          --            --        (426,645)     (426,645)
                                              -----------   -----------   -----------   -----------

Balance at November 30, 2005 ..............   $   263,442   $(1,601,912)  $(1,541,772)  $  (375,175)
                                              ===========   ===========   ===========   ===========

            See accompanying notes to condensed financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     February 28,
                                                               ------------------------
                                                                  2006          2005
                                                               ----------    ----------
                      Net cash used in
                         operating activities ..............   $ (315,921)   $ (194,361)
                                                               ----------    ----------

Cash flows from investing activities:
    Property and equipment purchases .......................         (936)       (3,167)
                                                               ----------    ----------
                      Net cash used in
                         investing activities ..............         (936)       (3,167)
                                                               ----------    ----------

Cash flows from financing activities:
    Capital contributions by president (Note 2) ............         --           5,512
    Proceeds from notes payable issued to
       related parties (Note 5) ............................        5,197         5,000
    Proceeds from notes payable issued to others (Note 3) ..      222,500        85,000
    Payment of notes payable to related parties (Note 2) ...      (38,324)         --
    Proceeds from sale of common stock .....................      217,418          --
    Proceeds from exercise of common stock warrants ........       28,350          --
    Payments for offering costs ............................      (27,867)         --
                                                               ----------    ----------
                      Net cash provided by
                         financing activities ..............      407,274        95,512
                                                               ----------    ----------

                         Net change in cash ................       90,417      (102,016)

Cash, beginning of period ..................................          930       186,964
                                                               ----------    ----------

Cash, end of period ........................................   $   91,347    $   84,948
                                                               ==========    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes ........................................   $     --      $     --
                                                               ==========    ==========
       Interest ............................................   $      138    $      375
                                                               ==========    ==========
    Noncash investing and financing transactions:
       Common stock issued to extinguish promissory
          notes payable and related interest (Note 3) ......   $  120,082    $     --
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

The Company's former director, Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. ("Symbion"). On January 5, 2005, the Company entered into a buy-sell agreement to purchase certain intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase I clinical data and the protocol for the Phase II study. This intellectual property is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Cytolin is a potential new drug being developed by the company for the treatment of Human Immunodeficiency Virus ("HIV").

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

The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion accepted it and the contract is in force. In the event the Company's shareholders do not approve the Company's option plan by December 31, 2005, the Company will pay Symbion $62,342. Symbion and the Company have agreed to extend the payment due. The options due to Symbion were granted on March 20, 2006 by the Board of Directors.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion. The balance due of $337,242 is included in the accompanying financial statements as "Indebtedness to related parties".

Note 3:  Notes Payable

As of May 31, 2005, the Company had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and matured one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes and related accrued interest with the issuance of 160,110 shares of its common stock and payment of $3,189 representing $3,172 in principal and accrued interest and $17 in lieu of fractional shares.

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


Following is a schedule of the convertible notes payable net of discount at February 28, 2006:

Notes Payable                     $ 222,500
Warrants discount                  (118,555)
Beneficial conversion discount      (86,042)
                                  ---------
                                  $  17,903
                                  =========

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

Common Stock for Services

During the nine months ended February 28, 2006, the Company issued 1,000 restricted common shares to an individual for services performed in September
2005. The Company valued the stock at the price it sold its shares at its public offering. During the nine months ended February 28, 2006, the Company issued
142,857 restricted common shares to a public relations company in accordance with an agreement to perform services over the following year. The Company valued the shares at the bid price on the date the agreement was executed in the amount of $250,000, of which $23,973 was recognized as stock-based compensation and $226,027 is included in prepaid expenses.

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

Note 7:  General and Administrative Expenses

General and administrative expenses consist of the following:


                                                 For The Nine Months Ended
                                                        February 28,
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
                                                 ==========     ==========

Note 8:  Financial Information - Development Stage

Following is the Statement of Operations for the period in which the Company has been in the development stage as required by SFAS No. 7.

                   October 28, 2003 Through February 28, 2006

   Operating expenses:
       General and administrative .............................   $ 1,082,395
       Stock-based compensation (consultants) .................        24,723
       Legal fees, related party ..............................        45,950
       Depreciation ...........................................         3,488
       Research and development ...............................       362,342
                                                                  -----------
          Total operating expenses ............................     1,518,898
                                                                  -----------
          Operating loss ......................................    (1,518,898)

   Interest income ............................................           677
   Interest expense:
       Interest on convertible debt ...........................          (895)
       Discount on convertible debt (warrants) ................       (10,374)
       Discount on convertible debt (beneficial conversion) ...        (7,529)
       Other ..................................................        (4,753)
                                                                  -----------
          Loss before income taxes ............................    (1,541,772)

   Income tax provision .......................................          --
                                                                  -----------

          Net loss ............................................   $(1,541,772)
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

In January and February 2006, we issued Convertible Notes totaling $222,500. The terms are:$1.25 Conversion price for stock and an equal amount in warrants were also assigned. The notes carry 5% interest and are due in 1 year. The exercise price of the warrants is $2.50.

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

Symbion has agreed to amend the agreement to allow an extension of time for us to pay Symbion the remaining balance due. The options due to Symbion were granted on March 20, 2006 by the Board of Directors.

The results of the Phase II/III stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc. upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

JP Turner Financial Representative Agreement

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

Consulting Agreement with Huey Hua

We have entered into a consulting agreement with Huey Hua in March 2006. Mr. Hua will use his efforts to help us with our Chinese ventures in exchange for $15,000 and restricted stock. The amount of stock is yet to be determined but will vest monthly over 5 years.

Consulting Agreement with Don Donchuanchom

We have entered into a consulting agreement with Don Donchuanchom in January 2006. He will use his efforts to help us with disseminating public information to our investors and the investment community in exchange for $5,000 a month and restricted stock. The amount of stock is yet to be determined but will vest monthly over 5 years.

Contract with Wall St. Direct

We have entered into an agreement with Wall St. Direct January 2006 wherein Wall St. Direct agrees to provide investor relations and advertising services in exchange for 142,857 shares of common stock.

Contract with Financial News USA

We have entered into an agreement with Financial News USA wherein Financial News USA agrees to provide financial consulting services including analyst coverage at the price of $3,500.

Contract with UTEK(r)

We have entered into an agreement with UTEK(r) in March 2006 wherein UTEK(r) agrees to identify and present new technology and company acquisition opportunities for CytoDyn in exchange for 40,000 unregistered shares of common stock. 1/12th of the shares (3,333) shall vest each month during the term of the12 month agreement.

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

Contract with Ajinomoto OmniChem

We have entered into a nondisclsoure agreement with Ajinomoto OmniChem April 7, 2006 to explore a business opportunity of mutual interest to manufacture our cancer therapy Formaxycin(tm).


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

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities.

In January and February 2006, we issued Convertible Notes totaling $222,500. The principal balance of each note is convertible at the option of the holder into shares of our common stock based upon a conversion price of $1.25 per share. In connection with this offering we also issued warrants in an equal amount with an exercise price of $2.50 per share.

We recently entered into an agreement with Wall St. Direct wherein Wall St. Direct agrees to provide investor relations and advertising services. In connection with services rendered, on January 26, 2006 we issued Wall St. Direct 142,857 shares of our restricted common stock.

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

Name                       Age   Principal Occupation
----                       ---   --------------------
Allen D. Allen             69    Chief Executive Officer, CytoDyn
Corinne E. Allen           38    Vice President Business Development,
                                   Secretary, Treasurer, CytoDyn
Daniel M. Strickland, MD   60    Physician specializing in reproductive
                                   endocrinology
Vera Stecher, Phd.         55    Medical Director, Pfizer Global Pharmaceuticals
Wellington A. Ewen         65    Chief Financial Officer CytoDyn

PROPOSAL NO. 2 RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Approval of Services.

For     5,597,336       Against     0       Abstain     0


PROPOSAL NO. 3 APPROVAL OF 2005 STOCK INCENTIVE PLAN

For     5,597,336       Against     0       Abstain     0


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


(b)     Reports on Form 8-K:

        On January 6, 2006 we filed an8K disclosing a Financial Representative agreement entered into with JP Turner & Co., LLC. Under the Agreement, J.P Turner's investment banking division will on a best efforts basis attempt to find investors to complete an offering to raise capital.



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


DATE:  May 1, 2006                                BY: /s/ Allen D. Allen
     ---------------                                 -----------------------
                                                     Allen D. Allen
                                                     President and CEO