Form 10KSB
period 2006-05-31
CYTODYN INC
filed 2006-08-29
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2006

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _________to _________


                        Commission File Number 000-49908


                                  CYTODYN, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                Colorado                                   75-3056237
    -------------------------------                   --------------------
    (State or other jurisdiction of                   (I.R.S. Employer or
     incorporation or organization)                    Identification No.)


            227 E. Palace Avenue, Suite M Santa Fe, New Mexico 87501
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of common stock as of a specified within the past 60 days. $12,379,378

Number of shares of common stock outstanding as of August 29, 2006:  11,225,264

                                  CYTODYN, INC

                   FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2006

                                TABLE OF CONTENTS




                                     PART I
Item 1.   Description of Business...........................................   3
Item 2.   Description of Property...........................................  20
Item 3.   Legal Proceedings.................................................  20
Item 4.   Submission of Matters to a Vote of Security Holders...............  22

                                    PART II
Item 5.   Market for Common Equity andRelated Stockholder Matters...........  22
Item 6.   Management's Discussion and Analysis or Plan of Operation.........  24
Item 7.   Financial Statements..............................................  33
Item 8.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure............................................  33
Item 8A.  Controls and Procedures...........................................  33
Item 8B.  Other Information.................................................  34

                                    PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................  34
Item 10.  Executive Compensation............................................  38
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters.................................  40
Item 12.  Certain Relationships and Related Transactions....................  41
Item 13.  Exhibits..........................................................  42
Item 14.  Principal Accountant Fees and Services............................  43

Item 1.      Description of Business

Our Business
------------

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

We have three full time employees, Allen D. Allen, our Chief Executive Officer, and Corinne Allen, Vice President of Business Development and Stacia Roum Executive Assistant and three part time employees, Wellington Ewen, our Chief Financial Officer and Annie Siegel and Elias Siegel, Administrative staff.

In the last two fiscal years, there have not been any research and/or development expenditures by us or our predecessor companies.

CytoDyn New Mexico previously licensed the technology out for development and had not been an operating business since 1998. We were only incorporated in May 2002 and were not an operaing entity until the acquisition of the license in October 2003. We expect to incur significant research and development expenses in the near future. However, our expenditures in the last two fiscal years have been for general and administrative purposes, legal fees, acquisition costs and patent protection.

Our principal executive offices are located at 227 E Palace Ave., Suite M , Santa Fe, New Mexico 87501; telephone: (505) 988-5520, facsimile: (800) 417-7252, and website address: www.cytodyn.com.

CytoDyn(R), Cytolin(R) and the graphic logo shown below are our registered trademarks.

     [GRAPHIC OMITTED]

The Biotechnology Industry
--------------------------

As reported by the Biotechnology Industry Organization, there are more than 300 biotech drug products and vaccines currently in clinical trials targeting more than 200 diseases, including various cancers, Alzheimer's disease, heart disease, diabetes, multiple sclerosis, AIDS and arthritis. Biotechnology is responsible for hundreds of medical diagnostic tests that keep the blood supply safe from the AIDS virus and detect other conditions early enough to be successfully treated. As of Dec. 31, 2003, there were 1,473 biotechnology companies in the United States, of which 314 were publicly held. Market capitalization, the total value of publicly traded biotech companies (U.S.) at market prices, was $311 billion as of early April 2005. The biotechnology industry has mushroomed since 1992, with U.S. health-care biotech revenues increasing from $8 billion in 1992 to $39 billion in 2003. The U.S. biotechnology industry employed 198,300 people as of Dec. 31, 2003. Biotechnology is one of the most research-intensive industries in the world. The U.S. biotech industry spent $17.9 billion on research and development in 2003. The top five biotech companies spent an average of $101,200 per employee on R&D in 2002. The biotech industry is regulated by the U.S. Food and Drug Administration (FDA), the Environmental Protection Agency (EPA) and the Department of Agriculture (USDA).

Background on HIV and AIDS
--------------------------

UNAIDS, the Joint United Nations Programme on HIV/AIDS, estimates that 70 million people are living with HIV/AIDS, reflecting a steady increase since 1999, especially in sub-Saharan Africa, as well as in Asia and the Pacific, Eastern Europe and Central Asia. According to the AIDS epidemic update, December 2003, in 2003, about 3 million people died from HIV/AIDS, and another 5 million contracted the disease. Another 4 million new infections are estimated to occur annually. No cure is currently known for HIV.

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

HIV triggers a flaw in the human immune system that leads to its destruction. Patients with HIV proliferate CD8 "killer" cells, which kill off CD4 watch dog cells, whether healthy or not, leading to the loss of immune function. But for this flaw, HIV infection in humans might be similar in character to the infection in other primates, which can be infected with HIV without the destruction of their immune systems because their CD8 killer cells do not destroy their CD4 cells. The destruction of CD4 cells in humans leaves those persons susceptible to certain cancers and other infections that would normally not be fatal to a person with a normal number of CD4 cells. When AIDS first surfaced in the United States, no medicines were available to combat the underlying immune deficiency, and few treatments were available to combat the diseases that resulted. Since then, the United States Food and Drug Administration (FDA) has approved a number of drugs in two groups, both antivirals, for treating HIV infection. These groups are:

Drugs that interrupt an early stage of the virus making copies of itself; and Drugs that treat HIV infection by interrupting virus replication at a later step in the virus' life cycle.

Frequently, these two groups of drugs are used in combinations for treatment. Treatment with these drugs, whether alone or in combination, has two primary drawbacks: the virus can mutate to avoid the attack, rendering the drugs ineffective, and the side effects can be severe. Some of the first group of drugs can cause a decrease of red or white blood cells, especially when taken in later stages of the disease. Some may also cause inflammation of the pancreas painful nerve damage, in addition to other severe reactions. The most common side effects in the second group of drugs include nausea, diarrhea, and other gastrointestinal symptoms. This second group can also interact with other drugs to produce severe side effects. Current research and development for HIV is focused on therapies to reduce the side effects of the antiviral drugs so as to enhance the efficacy of existing treatments and delay the progression of the HIV virus.

Potential drugs
---------------

Cytolin
-------

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

In 1996, the FDA approved a drug master file, designated BB-DMF#6836, for the manufacture of Cytolin at Vista Biologicals Corporation. CytoDyn of New Mexico and Vista Biologicals Corporation worked cooperatively to develop the drug master file. In accord with the practice of the FDA, the drug master file was issued to and became the property of the entity with the capacity to manufacture the drug, in this case Vista Biologicals Corporation. By contract with Vista Biologicals Corporation, CytoDyn of New Mexico had the exclusive right to reference the drug master file, that is, to authorize Vista BiologicalsCorporation to manufacture Cytolin in accordance with the terms of the drug master file.

In 1996, the FDA also designated our investigational new drug application for Cytolin as BB-IND #6845, and subsequently approved a clinical trial.

In 2002, Symbion Research International, a contract research organization, completed a Phase I a/b clinical trial of Cytolin. The trial was sponsored by Amerimmune, Inc., the previous licensee of CytoDyn of New Mexico but Symbion was never paid for its work. As a result, its work product became Symbion's. We entered into a buy-sell agreement with Symbion to purchase the Phase Ia study data in 2004. The Phase Ia study, conducted in 13 subjects suffering from HIV/AIDS, found Cytolin to be safe and well tolerated. The initial safety study affirmed the safety and tolerability of the drug in these dose groups, as well as preliminary efficacy in lowering the concentration of HIV by up to one log (measurement of efficacy) and increasing T-cell counts in the study's patient population with no severe adverse events reported. Some of the data were presented as an abstract and poster session, entitled "Phase I Study of Anti-LFA-1 Monoclonal Antibody (Cytolin(R)) in Adults with HIV Infection" at the 9th Conference on Retroviruses and Opportunistic Infections held in Seattle, Washington on February 24-28 2002 as well as the 16th International AIDS Conference held this August 2006 in Toronto, Canada.

We intend to develop Cytolin and other antibodies covered by the licensed patents as a treatment for HIV/AIDS in the U.S. and other countries. However, we must raise sufficient and substantial capital in order to pursue these objectives.

Other Potential Drugs
---------------------

On July 17, 2006 we acquired Advanced Influenza Technologies, Inc. (AITI) as a wholly owned subsidiary. AITI has licensed a portfolio of patents from the University of Massachusetts for the development of a family of plasmid-DNA products to protect human subjects against several strains of influenza (the flu). The University has until [1 year from the effective date of the contract--see and attach contract with Utek] to manufacture, successfully test, and deliver to AITI three "seeds" that can be used for the commercial manufacturing of plasmid-DNA products or, in the alternative, a single polyvalent product, depending upon what the FDA might require. In the event the University fails to make timely delivery of these seeds, AITI could then abandon the project with no further financial obligations or could continue with a different timeline.

CytoDyn is also negotiating with Kings College in London, England for the formulation of Formaxycin(TM) as a topical dermatological product to improve the appearance of human skin by eliminating dysplastic conditions.

Product Liability Insurance
---------------------------

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

Government Regulation
---------------------

The estimated cost and length and stage of each process of FDA approval for Cytolinis outlined as followed:

Purchase of Phase I data: $362,000 ($275,000 outstanding $87,000 has been paid) End of Phase 1/Pre Phase 11 FDA: 6 months; $100,000
Phase II(b) study $3,144,981
Cost to Investigators: $2,000,000
Manufacturing for Clinical Trials: 3-6 months; $ 450,000

Total time and cost estimated to get FDA approval for a Biologics Licensing Application (BLA)to sell Cytolin to certain HIV patients is approximately 29-42 months, at an estimated 6,056,981.

Regulatory Approval Process - Summary
-------------------------------------

On October 1, 2003, the FDA transferred certain product oversight responsibilities from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Evaluation and Research (CDER). The review and approval of Cytolin(R) is now under the jurisdiction of the Division of Monoclonal Antibodies in the CDER Office of Pharmaceutical Science: Office of Biotechnology Products.

Under current law, all new drugs and biologic products need clinical proof that they are safe and effective before they can be approved for marketing in the United States. The approval of Cytolin will be subject to submission of aBLA, submitted to CDER. The BLA is the vehicle through which CytoDyn will formally propose that the FDA approve Cytolin for sale in the United States. To obtain this authorization, CytoDyn will submit for review, as contained in the BLA, nonclinical (in vitro and animal) and clinical (human) test data and analyses, drug information, and descriptions of manufacturing procedures.

The BLA must provide sufficient information, data, and analyses to permit FDA reviewers to reach several key decisions, including:

whether Cytolin is safe and effective for its proposed use(s), and whether the benefits of Cytolin outweigh its risks; whether the proposed labeling for Cytolin is appropriate, and, if not, what the labeling should contain; and whether the methods used in manufacturing Cytolin and the controls used to maintain quality are adequate to preserve the identity, strength, quality and purity of Cytolin.

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

We have not yet submitted an IND for the DNA Plasmid influenza drugs as we will first need the University of Massachusetts to produce the three seeds needed for the commercial manufacturing process. This expected to take two years before we would apply to the FDA for human studies. In general the FDA regulatory process is the same for all therapeutics products.

Clinical Trials Process
-----------------------

Phase I
-------

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

Phase II
--------

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

Phase III
---------

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

Clinical Development and Regulatory Approval
--------------------------------------------

To date an allowable IND has been submitted for Cytolin and Cytolin has been studied in two Phase I controlled clinical studies (Phase Ia and Phase Ib/II(a)). Data has also been collected from four physicians who treated patients with Cytolin in an uncontrolled clinical setting from 1983 to 1995.

CytoDyn has retained the services of Hyman, Phelps & McNamara, a Washington D.C. law firm with an expertise in FDA regulatory affairs to assist the Company in its dealings with the FDA during a review by the FDA of court orders and public records related to CytoDyn's sponsorship of Cytolin, awarded first by the FDA and then by court order. The FDA has indicated a willingness to abide by applicable court orders despite false and misleading information received from a third party (see Legal Proceedings). Should the FDA not abide by the orders of courts of competent jurisdiction, it would delay or prevent CytoDyn from offering a preliminary version of Cytolin for use as salvage therapy by HIV patients failing Highly Active Antiretroviral Therapy (HAART). This could have a negative effect on the Company's manufacturing costs, time to market in the United States, and in other ways that cannot be predicted or estimated. However, while the Company can offer no guarantee as to what the FDA may do, the Company believes that the FDA will abide by law and the public interest.

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

1. Safety and efficacy data have been assembled into an abbreviated clinical study report for the Phase Ia study and a clinical report synopsis for the Phase Ib/II study. The data demonstrate that in these studies Cytolin was safe and well tolerated in HIV positive individuals. In addition, the Phase Ib/II(a) study provided some initial evidence of efficacy for maintaining a reduction in viral load and a correlated increase in CD4+ T-lymphocytes.

2. A Pre-Phase II(b) meeting will be requested with CDER. CDER encourages these meetings before conducting large-scale controlled clinical trials in order to obtain CDER advice about the design of the study plan and to ensure that planned studies will be acceptable. At this meeting safety and efficacy data from the two completed studies (Phase Ia and Phase Ib/II) will be presented to CDER. In addition, the clinical study design for the planned study (Phase II(b)) will also be presented. In addition to obtaining FDA agreement on study design, the goal of this meeting will also be to discuss the possibility for considering the Phase II(b) study suitable for granting treatment INDs to requesting physicians for patients who have failed Highly Active Antiretroviral Therapy (HAART).

3. Following FDA review, discussion, and feedback, the Phase II(b) study will be conducted. We have entered into a preliminary agreement to have the study conducted by Dr. Jacob Lalezari, a leading HIV research physician in San Francisco, CA. As currently drafted, this is a double-blind, placebo-controlled, multi-center, 2-part study of Cytolin to be conducted in approximately 200 subjects. Part 1 is designed to determine dose-regimen and Part 2 is designed to study the safety and efficacy of long-term administration of Cytolin of the most efficacious dose regimen as determined from Part 1. The target population for the study is HIV seropositive adults who are receiving a standard course of three- or four-drug HAART (combination anitviral therapy) after failing their first HAART regimen. Duration of treatment in the study will be approximately 48 weeks.

4. Data for this study will be compiled into a clinical study report and submitted to the FDA. Endpoints will include, but are not limited to:

     o Proportion of responders after 12 weeks (A responder will be define by a = 0.5 log reduction in HIV-1 viral load or reduction in viral load below the level of detection.);
     o    Safety;
     o Change from baseline in CD4+ T-cell count after 12 and 24 weeks (Part 1 and Part 2, respectively);
     o    Pharmacokinetics (percent Cytolin binding); and
     o    Time to treatment with additional HAART drugs or other HIV therapies.

5. An End-of-Phase II meeting will be requested with the FDA to present safety and efficacy data from the Phase II study, as well as to summarize safety and efficacy across all studies.

         Cytolin is a good candidate for obtaining regulatory approval after Phase II, provided the safety and efficacy data are compelling. FDA has established that a sustained reduction (e.g., 24 weeks) in HIV-1 viral load is highly predictive of meaningful clinical benefit and is a sufficient surrogate endpoint for obtaining approval for drugs intended to treat HIV. The Phase II study has been designed to evaluate safety and efficacy in a subject population that has very few treatment options and will evaluate efficacy in maintaining a reduced HIV-1 viral load. A strong argument will be presented to FDA to consider the Phase II data sufficient for the basis of providing treatment INDs to requesting physicians.

6. Depending on the meeting outcome, development will continue with the initiation of aPhase III clinical study.

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

We signed a consulting contract with Symbion Research International Inc, the contract research organization that prepared the Phase Ia/b clinical trials of Cytolin. We have also entered into a buy-sell agreement with Symbion to purchase the Phase Ia/b clinical data and the Phase II study protocol. We will be attempting to obtain permission to advance to a Phase II study on Cytolin.

We will not know for sure if certain studies will be required and what the total costs of such studies until we have a meeting with the FDA which we expect to take place within the next six months. We estimate that the cost for the "End of Phase I/Pre- Phase II" meeting with the FDA will be $50,000 to $100,000. We also estimate costs for the Phase II Study will be $ $3,144,981 for the Contract Research Organization. We expect the Phase II Study to take 29 to 42 months to complete at a cost estimated to be to $6,056,981 Included in these estimated costs, we believe themanufacturing and supply costs to be $450,000Substantially more capital will need to be obtained to get FDA approval for Cytolin's general use in the U.S. and to conduct further studies that the FDA may require.

Plasmid DNA Products for Preventing Influenza (the flu. No IND has yet been submitted to the FDA. Once the University of Massachusetts has developed the seeds for the commercial manufacturing process, we can then estimate the costs to go through the FDA regulatory approval process. We believe we have earmarked enough cash to do the manufacturing which should be about $250,000.

Patents
-------

We have licensed the following patents from Mr. Allen D. Allen, the Inventor and Registered OwnerU.S. Patent Nos. 5424066 5651970 and 6534057, and foreign counterpart patents.

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

CytoDyn owns the registered trademarks, CytoDyn and Cytolin, and a related trademark of our graphic logo.

Our wholly owned subsidiary AITI has a non-exclusive license to the following patents from the University of Massachusetts

  ------------------ --------------- -------------- ------------- -----------
    Serial Number      Filing Date     Issue Date     Patent #      Country
  ------------------ --------------- -------------- ------------- -----------
    08/009,833         1/27/1993       7/1/1997       5,643,578     USA
  ------------------ --------------- -------------- ------------- -----------
    08/187,879         1/27/1994       1/11/2005      6,841,381     USA
  ------------------ --------------- -------------- ------------- -----------
    10/763,049         1/22/2004       NA             pending       USA
  ------------------ --------------- -------------- ------------- -----------
    PCT/US93/02394     3/17/1993       NA             NA            PCT
  ------------------ --------------- -------------- ------------- -----------
    PCT/US95/00997     1/25/1995       NA             NA            PCT
  ------------------ --------------- -------------- ------------- -----------
    93907536           3/17/1993       NA             NA            EP
  ------------------ --------------- -------------- ------------- -----------
    01202355.2         6/18/2001       NA             NA            EP
  ------------------ --------------- -------------- ------------- -----------
    2,132,836          9/23/1994       NA             NA            CA
  ------------------ --------------- -------------- ------------- -----------
    2,181,832          1/25/1995       NA             NA            CA
  ------------------ --------------- -------------- ------------- -----------
    07-520142          1/25/1995       NA             NA            JP
  ------------------ --------------- -------------- ------------- -----------
    2003-28160         7/29/2003       NA             NA            JP
  ------------------ --------------- -------------- ------------- -----------
    JP7507203
  ------------------ --------------- -------------- ------------- -----------
    JP9508622T
  ------------------ --------------- -------------- ------------- -----------
    JP2004099603
  ------------------ --------------- -------------- ------------- -----------
    AU3150295
  ------------------ --------------- -------------- ------------- -----------

Our wholly owned subsidiary AITI has an exclusive license to the following patents(s) exclusively from the University of Massachusetts

University invention disclosure UMMC04-96 entitled "Influenza Nucleic Acids, Polypeptides, and Uses Thereof" as embodied in Patent Applications 60/655,979; 11,362,617; and PCT/US2006/006701 and naming Shan Lu and Shixia Wang as inventors.

Competition
-----------

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. CytoDyn will compete with other more established biotechnology companies with greater financial resources than us.

Our potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than CytoDyn. Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be developed by CytoDyn, or that gain regulatory approval prior to our potential drugs. Worldwide, there are many antiviral drugs for treating HIV and AIDS. In seeking to manufacture, distribute and market the various potential drugs we intend to develop, we face competition from established pharmaceutical companies. All of our potential competitors in this field have considerably greater financial and personnel resources than we possess. Also, based on the premise that HIV patients lose their CD4 cells because of the way some white blood cells stick together in people infected with the virus, Johns Hopkins Medical School owns patents on specific antibodies which were licensed or acquired by Genentech Corporation and are believed to prevent the clumping of white blood cells, which is known as syncytia. It is possible that these antibodies may be licensed by Genentech and marketed in competition with Cytolin. CytoDyn also expects that the number of its competitors and potential competitors will increase as more potential drugs receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than CytoDyn in manufacturing, marketing and distributing its potential drugs.

There are many other vaccine related products in development by the major pharmaceutical companies. Although AITI has the patents for using its DNA-plasmidsto protect human subjects from influenza [the flu], other companies may produce a superior product.

There are many other products on the market and in development than can compete with Formaxycin. Since Formaxycin has not yet been formulated its specific product advantages cannot be known at this time. Under the best of circumstances the company anticipates there will be several other products competing with Formaxycin.

There can be no assurances that CytoDyn will be able to successfully commercialize any of the products in its pipeline.

Seasonality
-----------

Our business is not materially affected by seasonal factors.

Employees
---------

We have three full time employees, two part-time employees, and several consultants engaged in management and product development. CytoDyn is severely understaffed and will expand its employee force if we completee further financings estimated to be $5 to $15 million. There can be no assurance we will be able to locate or secure suit able employees upon acceptable terms in the future. These have expired and have not been renewed.

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

Risks Related to Our Financial Condition
----------------------------------------

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

We Are a Business With No Revenues to Date and Cannot Commence Clinical Trials Unless We Can Overcome the Many Obstacles We Face.

We are a development-stage company with no prior business operations and no revenues. We are presently engaged in the early stage development of certain potential drugs. Unless we are able to secure adequate funding, we may not be able to successfully develop and market our potential drugs and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, our efforts have been allocated primarily to the following: aggressively patenting our technology; organizational activities; developing a business plan; obtaining interim funding; acquiring technology and working toward the ultimate successful development of our potential drugs. In order to establish ourselves in the bio pharmaceutical market, we are dependent upon funding by sales of our securities and the successful development and marketing of our potential drugs. As a research and development company, we face increased risks, uncertainties, difficulties and expenses such that an investment in our common stock may be worthless if our business fails. We have a history of losses and a large accumulated deficit and we expect future losses that may cause our stock price to lose its value.

For the fiscal years ended May 31, 2005 and May 31, 2006, we incurred net losses of $777,083and $1,489,700, respectively. The losses since the company's development stage (October 23, 2003 through May 31, 2006) were $_2,604,827. CytoDyn of New Mexico incurred approximately $1.3 in net losses before it assigned its license to us. We expect to lose more money as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

Risks Related to Our Business
-----------------------------

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

There are numerous legal, scientific and regulatory risks that may prevent us from carrying out our project to develop thedrugs in our pipeline. Investment in CytoDyn must be considered highly speculative because, among other reasons, only limited testing on humans has been conducted. It is possible that our proposed therapies will not be effective for treating their indications disease or that they will have adverse side effects on human subjects which will prohibit or undermine their intended use. Consequently, investment in our securities involves a high degree of risk and only those persons of adequate financial means, who have no need for liquidity with respect to the investment, and can bear the risk of losing all or part of the investment, are suitable for such investment.

In Order to Create Some of Our Potential Drugs, We Will Need to License or Purchase Clones. If We Are Unable to Do So, We May Not Be Able to Continue Development of Some of Our Potential Drugs.

Some of the patents licensed by us cover the use of certain antibodies to treat HIV disease. Antibodies are produced in a process similar to that of making wine. A seed or "clone" is planted to grow a cellbank. The cell bank is then used to grow a crop of cells. Cells are harvested from the cell bank and then fermented or otherwise processed to make raw antibodies. Finally, the raw antibodies are purified and vialed using an FDA approved method. CytoDyn does not currently own or license the clones used to produce antibodies. We have not yet completednegotiations with the owners of the needed clones, and there can be no assurance that we will be able to obtain such an agreement. In the event we are unable to obtain a clone license, our use of the antibody will be restricted to research only. In order to protect these potential drugs, we must be able to license the clones, and no such license has yet been negotiated.

We Are Dependent Upon Patents CytoDyn and AITI Have Licensed The Failure to Maintain These Licenses May Cause Our Business to Fail.

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

AITI currently has the right to develop and market the plasmid-DNA technology developed at the University of Massachusetts to protect human subjects from the flu.

If we fail to make progress payments or to defend our rights, it may have a materially adverse effect on our ability to develop our potential drugs.

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

Our Management Has Substantial Voting Control Over All Matters.

As of May 31, 2006 Allen D. Allen our president holds 2,118,515 and Corinne Allen, our Secretary and Vice President, holds 1,064,071of our 11,225,264 shares of common stock outstanding. This gives them significant influence and 34% voting control over all matters submitted to a vote of the shareholders.

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

We Need to Raise at least $2,000,000 to $8,000,000 within the next 12 month s or We May Not Be Able to Continue Our Business.

There is sufficient cash on hand to operate the business through the end of the calendar year. However, additional funds will need to be acquired to operate beyond the calendar year.

If CytoDyn has to fund its own clinical trials we must raise $2,000,000 to $8,000,000 through capitol, borrowing, or out-licensing.

If a foreign or domestic governmental or other public entity funds our clinical trials, of Cytolin(R) ,the design and/or execution may be less than optimal and the company could wind up having to commit to manufacturing costs in the U.S. and overseas which could adversely effect the cost of doing business.

Risks Related to Legal Proceedings
----------------------------------

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

Risks Related to Regulatory Approvals and Clearances
----------------------------------------------------

The Time Needed to Obtain Regulatory Approvals and Respond to Changes In Regulatory Requirements Could Cause Our Business to Fail.

On October 1, 2003, the Food and Drug Administration (FDA) transferred certain product oversight responsibilities from the Center for Biologics Evaluation and Research (CBER) to the Center for Drug Evaluation and Research (CDER). The review and approval of Cytolin(R) is now under the jurisdiction of the Division of Monoclonal Antibodies in the CDER Office of Pharmaceutical Science: Office of Biotechnology Products.

Under current law, all new drugs and biologic products need clinical proof that they are safe and effective before they can be approved for marketing in the United States. The approval of our drugs will be subject to submission of a Licensing Application , submitted to the FDA. A license application is the vehicle through which CytoDyn will formally propose that the FDA approve our products for sale in the United States. To obtain this authorization, CytoDyn will submit for review, as contained in theapplication, nonclinical (in vitro and animal) and clinical (human) test data and analyses, drug information, and descriptions of manufacturing procedures. The submission of a licensing application to the FDA does not guarantee that an approval or clearance to market a product will be received.

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

Risks Related to Our Common Stock
---------------------------------

Our stock is thinly traded and highly volatile which may make it difficult or impossible for investors to sell their shares.Our common stock is a "penny stock" as defined in the Exchange Act, which are traded in the over-the-counter market on the over-the-counter bulletin board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Securities Exchange Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in these documents are the following:

     o the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply;
     o    the brokerage firm's compensation for the trade;
     o the compensation received by the brokerage firm's sales person for the trade;

     o the brokerage firm must send the investor a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account;
     o and a written statement of the investor's financial situation and investment goals.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

     o if "penny stock" is sold to you in violation of your rights listed above, or other federal or state securities laws, you may be able to cancel your purchase and get your money back;
     o if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that committed the fraud for damages;
     o and if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

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

Item 2.      Description of Property

Our principal offices are located at 227 E. Palace Avenue, Suite M, Santa Fe, New Mexico 87501. We lease this 750 square foot office space on a annual basis with ability to renew for $895 per month.

Item 3.      Legal Proceedings

All litigation reflects the efforts of Rex H. Lewis, the previous CEO of our previous licensee Amerimmune, Inc., to take the property of Amerimmune, Inc., CytoDyn, Inc. and our CRO, Symbion Research International, Inc., for his privately held Nevada corporation, Maya, LLC. Although these efforts have been multifaceted and interstate in scope, all litigation reflects this one dispute or artifice.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of
---------------------------------------------------------------------
Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.
----------------------------------------------------------------------------

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

Progress to Date:
-----------------

The Company and Allen were successful in having the California judgment domesticated. Further, the Company and Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to the Company and Allen. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), intervened. Since CytoDyn expects to make a new cell bank in any event, this action is opposed because it is one part of an interstate scheme or artifice to convert our property. The Company's Response:

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously..

Expected Outcome:
-----------------

We cannot express judgment regarding the outcome of the case or the probable ultimate liability, if any, to be incurred by the Company. However, the Company's claim to the Cell-Bank is strong.

Other legal/patent issues:
--------------------------

Cytodyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Because of uncertain consequences resulting from the actions of these rogue Amerimmune Inc. employees, Symbion Research International is acting to remedy the situation. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Symbion Research International intends to correct the inventorship and assignee in these applications.

Background
----------

Cytodyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectuial property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.

Maya LLC v. CytoDyn, et al Superior Court of Los Angeles Van Nuys Case #EC041590
--------------------------------------------------------------------------------

Maya LLC filed an action in Van Nuys, California alleging a smorgasbord of complaints against CytoDyn and two of its officers, some of which have been dismissed on demurrer without leave to amend, some of which can be amended, and some of which have been sustained but with a request from Maya's attorney that CytoDyn's attorneys agree to an amended complaint. Management believes that these events reflect a retaliatory and frivolous action on the part of Maya. Although the outcome of litigation is uncertain, CytoDyn's in-house counsel believes an outcome unfavorable to CytoDyn is highly unlikely.

Item 4.      Submission of Matters to a Vote of Security Holders

                  None.


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information.
-------------------

The principal market for trading our common stock is the NASD OTC Bulletin Board under the symbol CYDY.OB. As of August 29, 2006 we had approximately 151 holders of our common stock, plus what is held in street name which we cannot determine.

Dividends.
----------

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in CytoDyn's operations and for expansion of the business.

Price Range of Outstanding Common Stock

------------------------------------------ -------- --------
Year Ended May 31, 2006
------------------------------------------ -------- --------
                                             High     Low
------------------------------------------ -------- --------
First Quarter Ended August 31, 2005          N/A      N/A
------------------------------------------ -------- --------
Second Quarter Ended November 30, 2005       3.25      .50
------------------------------------------ -------- --------
Third Quarter Ended February 28, 2006        2.45     1.35
------------------------------------------ -------- --------
Fourth Quarter Ended May 31, 2006            3.04     1.80
------------------------------------------ -------- --------

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth, as of May 31, 2006, all compensation plans under which equity securities of CytoDyn, Inc. are authorized for issuance:


--------------------------- ---------------------- ---------------------- -------------------------
Plan Category                Number of securities   Weighted average       Number of Securities
                             to be issued upon      exercise price of      remaining available
                             exercise of            outstanding options,   for future issuance
                             outstanding options,   warrants and rights    under equity
                             warrants and rights                           compensation plans
                                                                           (excluding securities
                                                                           reflected in column (a))
                             (a)                    (b)                    (c)
--------------------------- ---------------------- ---------------------- -------------------------
Equity compensation plans
approved by security
holders                           668,122 (2)            2.30                    781,878
--------------------------- ---------------------- ---------------------- -------------------------
Equity compensation plans
not approved by security
holders                           150,000*(1)           $1.00 per share            -0-
--------------------------- ---------------------- ---------------------- -------------------------
Total                             818,122               $3.30                    781,878
--------------------------- ---------------------- ---------------------- -------------------------

(1) This plan is an individual plan pursuant to an employment agreement between us and Wellington A. Ewen. The plan states he is eligible to receive an option for 50,000 shares that will become exercisable at the end of his first year of employment, exercisable at $0.50 a share, additional options for 50,000 shares that will become exercisable at the end of his second year of employment, exercisable at $1.00 a share, and options for 50,000 shares that will become exercisable at the end of his third year of employment, exercisable at $1.50 a share.

(2)The shareholders approved a Stock Option Plan by vote on January 31, 2006 approving 1,600,000 incentive and/or nonqualified stock options to be available for issuance by Board of Directors. On March 20, 2006 the board of directors granted 668,122 stock options to employees and consultants..

Recent Sales of Unregistered Securities
---------------------------------------

During the last two quarters we raised $509,500 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share. $437,500 of the notes were converted into 350,000 shares. 57,600 shares were issued after May 31, 2006 and converted from the remaining convertible notes outstanding of $72,000. To date, none of the warrants have been exercised.

Purchases of Equity Securities
------------------------------

None.

Item 6.      Management's Discussion and Analysis or Plan of Operation


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Overview
--------

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

We are a development stage company. We have not commenced any significant product commercialization and, until we do, we will not generate any significant product revenues. Most of the efforts and resources commenced by the predecessor New Mexico company, (CytoDyn of New Mexico, Inc, incorporated in New Mexico in June of 1994) have been directed to research and development of Cytolin and related technologies. Since inception of the company and the accumulated losses of the predecessor CytoDyn of New Mexico, we have incurred total research and development expenses of $4.4, million. As a result of these research and development costs, we have combined, since inception, incurred operating losses generating an accumulated deficit of approximately $4,206,739 as of May 31, 2006 our fiscal year end. Since October 2003, when we entered into the acquisition agreement with Rexray Corporation through May 31, 2006, our accumulated net losses had been approximately $2,604,827. This company has had no research and development expenses during the last two fiscal years, as we have been structuring this new company, focusing on compliance, financing , acquisition of certain technologies and structure of management. Our research and development expenses will be incurred once we meet with the FDA for approval of a Phase II trial of Cytolin and/or a Phase 1 trial of DNA plasmids. We expect to continue to incur operating losses and we expect the accumulated deficit to increase until we are able to market a product and have sales sufficient to support our operations, or until we can generate income from out-licensing products with positive human experience in clinical trials.

The Acquisition Agreement with CytoDyn of New Mexico. Under the October 28, 2003 acquisition agreement with CytoDyn of New Mexico, we:

Effected a one-for-two reverse split of our common stock, Issued to CytoDyn of New Mexico 5,362,640 post-split shares, and Amended our articles of incorporation to change our name to CytoDyn, Inc. Assumed $161,578 in liabilities related to assigned assets

As consideration for the issuance of our shares to it, CytoDyn of New Mexico:

Assigned a Patent License Agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen, covering United States patent numbers 5424066, 5651970, and 6534057, and related foreign patents and patents pending, for a method of treating HIV disease with the use of monoclonal antibodies, Assigned its trademarks, CytoDyn and Cytolin, and related trademark symbol, and Paid $10,000 in cash.

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

History of CytoDyn of New Mexico, Inc.
--------------------------------------

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

Summary of Critical Accounting Policies
---------------------------------------

Organization and Basis of Presentation
--------------------------------------

CytoDyn, Inc. (the "Company") was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). The Company entered the development stage effective October 28, 2003 and follows Statements of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

The Company plans to develop therapeutic agents for use against the disease associated with Human Immunodeficiency Virus ("HIV"). The Company intends to develop and obtain FDA approval for the use of monoclonal antibodies to treat patients with HIV by protecting the cells of the body's immune system that are otherwise killed by the disease. The Company is continuing the research and development of a treatment for HIV, using technology licensed to it by the Company's president, and may either repeat Phase I trials, if necessary for non-clinical reasons, or with FDA approval, conduct a Phase II(b) study. The Company has not derived any revenues from the licensed technology, but the Company is planning to pursue further clinical trials.

On October 27, 2003, Rexray changed its name to CytoDyn, Inc.
-------------------------------------------------------------

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

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at May 31, 2006.

Furniture, Equipment and Depreciation
-------------------------------------

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

Impairment of Long-Lived Assets
-------------------------------

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

Income Taxes
------------

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

Research and Development
------------------------

Research and development costs are expensed as incurred.

Earnings (Loss) per Common Share
--------------------------------

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

At May 31, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Financial Instruments
---------------------

At May 31, 2006, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation
------------------------

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

Plan of Operation
-----------------

During the next 12 months, our objectives are:
     o to meet with the FDA and seek approval to continue Phase II(b) clinical trial of Cytolin;
     o to obtain three seeds from the University of Massachusetts from plasmid-DNA products to protect human subjects from the flu, and, depending upon the animal data provided by the University, to have a pre-IND meeting with the FDA;
     o    to begin formulation of Formaxycin(TM)as a topical product;
     o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong;
     o to raise approximately $2 to $8 million in additional funds needed to support our research and development efforts, the clinical trials relating to Cytolin and our general and administrative expenses, while keeping dilution to a minimum if possible; and
     o to explore joint venture arrangements for or in combination with other possible pharmaceutical products.

Continuing Clinical Trials:
---------------------------

Phase I(b)/II(a) clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II(b) trials. We purchased the data from these trials from Symbion and will use the data to present to the FDA.

Projected costs to complete our research and development and to obtain FDA approval of a Biologics Licensing Application:

We have negotiated with Symbion International for the right to use the Phase I(b)II(a) data for a total of $362,000 and to seek approval for the Phase II(b) trials from the FDA. If the Phase II study is approved by the FDA, we expect it, together with the pre-Phase II efforts, to cost an estimated 6,056,981 for Symbion to conduct the clinical trials, including estimated manufacturing and supply costs of $450,000 and $362,000 for the Phase Ia/b data.

Once AITI has obtained the seeds from the University of Massachusetts, AITI will begin developing a commercial manufacturing method in consultation with the FDA. TWe believe we have earmarked sufficient funds on hand to complete this task.

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

Clinical trials for Cytolin can take anywhere from 29 to 42 months. Until we have met with theFDA, which we plan to do within the next sixmonths, we cannot be certain what additional work must be done before commencing Phase II(b) trials of Cytolin(R). Until we receive the seeds from the University of Massachusetts and have had a pre-IND meeting with the FDA, we cannot be certain what additional work will be required for beginning Phase 1 studies of the plasmid DNA products. Date we expect to begin benefiting from the product:

We hope to complete our research and development of all Cytolin clinical trials needed for approval of a marketing application, if at all, by December 2012 but might get product into the clinic for the limited indication of salvage therapy as early as 2009 via treatment INDs depending upon the results from Phase II(b). We hope to begin clinical development of plasmid DNA products by May of 2009 but much depends upon whether there is another influenza pandemic. As a general rule of thumb, it takes at least 15 years, and more typically 20 years, from the time a drug is discovered until it is approved. However, the value of a drug increases as the risk is reduced by progress along the development track. After a successful, well-designed and well executed Phase II study, swe may benefit from licensing-and distribution alliances if the expected sales generated by the drug are very high.

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

Patents
-------

We have a License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. These patents are designated European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden, and are the counterparts to our United States Patent No. 5424066. Patents are pending in those same countries which, if granted, will be the equivalent of our United States Patent No. 5651970. We estimate the costs associated with these pending patents to be approximately $65,000, including amounts we have already spent. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time other than Hong Kong. The license acquired gives us the right to develop Mr. Allen's worldwide.

Patents
-------

Our wholly owned subsidiary AITI has a non-exclusive license to the following patents from the University of Massachusetts

   ------------------ --------------- -------------- ------------- -----------
     Serial Number      Filing Date     Issue Date     Patent #      Country
   ------------------ --------------- -------------- ------------- -----------
     08/009,833         1/27/1993       7/1/1997       5,643,578     USA
   ------------------ --------------- -------------- ------------- -----------
     08/187,879         1/27/1994       1/11/2005      6,841,381     USA
   ------------------ --------------- -------------- ------------- -----------
     10/763,049         1/22/2004       NA             pending       USA
   ------------------ --------------- -------------- ------------- -----------
     PCT/US93/02394     3/17/1993       NA             NA            PCT
   ------------------ --------------- -------------- ------------- -----------
     PCT/US95/00997     1/25/1995       NA             NA            PCT
   ------------------ --------------- -------------- ------------- -----------
     93907536           3/17/1993       NA             NA            EP
   ------------------ --------------- -------------- ------------- -----------
     01202355.2         6/18/2001       NA             NA            EP
   ------------------ --------------- -------------- ------------- -----------
     2,132,836          9/23/1994       NA             NA            CA
   ------------------ --------------- -------------- ------------- -----------
     2,181,832          1/25/1995       NA             NA            CA
   ------------------ --------------- -------------- ------------- -----------
     07-520142          1/25/1995       NA             NA            JP
   ------------------ --------------- -------------- ------------- -----------
     2003-28160         7/29/2003       NA             NA            JP
   ------------------ --------------- -------------- ------------- -----------
     JP7507203
   ------------------ --------------- -------------- ------------- -----------
     JP9508622T
   ------------------ --------------- -------------- ------------- -----------
     JP2004099603
   ------------------ --------------- -------------- ------------- -----------
     AU3150295
   ------------------ --------------- -------------- ------------- -----------

Our wholly owned subsidiary AITI has an exclusive license to the following patents(s) exclusively from the University of Massachusetts

University invention disclosure UMMC04-96 entitled "Influenza Nucleic Acids, Polypeptides, and Uses Thereof" as embodied in Patent Applications 60/655,979; 11,362,617; and PCT/US2006/006701 and naming Shan Lu and Shixia Wang as inventors.

Litigation
----------

For a thorough discussion of our pending litigation, please see the section entitled "Legal Proceedings."

Establishing a Market and Obtaining Funding
-------------------------------------------

On June 17, 2005 5:00pm EST, the Securities and Exchange Commission declared our public registration prospectus effective. 450,000 shares were then sold at $0.75 per shares and the offering was closed July 31, 2005. The proceeds from the public offering paid continue to be used for working capital. During the last two quarters we raised $509,500 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share. $437,500 of the notes were converted into 350,000 shares. 57,600 shares were issued after May 31, 2006 and converted from the remaining convertible notes outstanding of $62,000. To date, none of the warrants have been exercised.

We will require additional funding during the 2007 fiscal year in order to continue with research and development efforts and to stay in business. When we acquired AITI our wholly owned subsidiary, it contained $512,200 in cash In addition to operating funds, we will need from approximately$2,000,000 to $8,000,000 to for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II(b) study of Cytolin and/or a Phase I study of plasmid DNA.

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

As of May 31, 2005, we had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and were to mature one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes at related accrued interest with the issuance of 160,110 shares of its common stock.

When we acquired the wholly owned subsidiary Advanced Influenza Technologies Inc. AITI, we acquired $675,000 in cash of which $162,800 was paid to the University of Massachusetts for the development of the seeds, leaving net available funds of $512,200.

Joint Ventures
--------------

Buy-Sell Agreement with Symbion Research International. Effective January 5,
2005.

Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. On January 5, 2005, we entered into a buy-sell agreement to purchase intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study.

Under the terms of this agreement:

     o CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
     o CytoDyn, Inc granted 83,122 non-qualified stock options with an exercise price of $.75 per share that vested immediately and be exercisable over 5 years on March 20, 2006.
     o    CytoDyn, Inc paid $25,000 in March 2005.
     o CytoDyn, Inc will pay $275,000 to Symbion once our secondary financing is received.
     o The results of the Phase II(b) stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

Contract with UTEK(r)
---------------------

We have entered into an agreement with UTEK(r) in March 2006, wherein UTEK(r) agrees to identify and present new technology and company acquisition opportunities for CytoDyn in exchange for 40,000 unregistered shares of common stock. 1/12th of the shares (3,333) shall vest each month during the term of the12 month agreement.

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

Exploring Other Joint Ventures
------------------------------

While we continue to pursue FDA approval of our existing pipeline products, we are also considering entering into joint ventures to develop or co-develop other related, synergistic types of products. We may also pursue joint ventures or other arrangements to obtain funding but we have not pursued this possibility and do not have any prospects at this time.

Other Matters
-------------

We do not expect, in the next 12 months, to make any significant expenditures for equipment. We will continue to staff the company as funds become available. We plan to hire two to three additional financial, medical or business experts in the near future. During the fiscal year ended May 31, 2006, we expended $215,384 in professional fees, consisting of $150,894 legal fees and professional fees incurred in connection with our public registration, our additional patent protection filings, and litigating our pending lawsuits, and $15,900in accounting and auditing fees. Transfer agent fees and EDGAR filing fees were $5,926 and $1,979 respectively. $50,685 was paid for consulting work to various consultants.

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

Item 8B.     Other Information

                  None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 10(a) of the Exchange Act.

----------------------- ----- --------------------------------------------------
          Name           Age                  Positions Held *
----------------------- ----- --------------------------------------------------
Allen D. Allen           69    President, Chief Executive Officer, Director
----------------------- ----- --------------------------------------------------
Wellington A. Ewen       66    Chief Financial Officer, Director Audit Committee

----------------------- ----- --------------------------------------------------
Corinne E. Allen         38    Vice President Business Development, Secretary,
                               Treasurer, Director
----------------------- ----- --------------------------------------------------
Gregory A. Gould, CPA    40    Director, Audit Committee Compensation Committee
----------------------- ----- --------------------------------------------------
Jonathan R. Leong        54    Director, Compensation Committee
----------------------- ----- --------------------------------------------------

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

Wellington A. Ewen, CPA, MBA. Mr. Ewen, has been our chief financial officer since May 6, 2004 and our Director since January 31, 2006. He also serves on our Audit Committee. From 1988 until 2000, Mr. Ewen was owner of Wellington Ewen & Associates in Malibu, California, which represented many clients as financial and accounting consultants. He also served as financial and accounting officer for several development stage pharmaceutical companies, including Entropin, Inc. from April 1998 to June, 2000. From February, 1999 until his resignation in 2000, he was the chief financial officer of Amerimmune, Inc. From January, 2000 to July, 2000, he also served as a manager at PriceWaterHouseCoopers in Los Angeles, California. Mr. Ewen is currently licensed as a CPA in Oregon. He received his Bachelor of Science in 1963 and Master of Business Administration from Cornell University in 1964.

Corinne E. Allen, CPA. Ms. Allen has been a director and our secretary and treasurer since October 2003, and was until May 2004, our chief financial officer. In May 2004, Ms. Allen became the vice president of business development. From April 1995 to October 2003, she served as secretary and treasurer of CytoDyn of New Mexico, Inc. where she was also a director from June, 1994 to October 2003. Ms. Allen is a licensed Certified Public Accountant. From 1999 to 2003, Ms. Allen was employed as a senior manager at Deloitte & Touche, and, from 1992 to 1998 was a CPA at Hallquist Jones P.C. She has over 17 years experience in the accounting industry. Ms. Allen received a B.S. in Business Administration from California State University Northridge with a specialty in Accounting Theory and Practice in 1992. She has been a Certified Public Accountant since January 1997. Ms.Allen is the daughter of Allen D. Allen. Gregory A. Gould, CPA

Mr. Gould has been a director since March 20, 2006 and a member of our Audit Committee and Compensation Committee since May 15, 2006. Mr. Gould has worked in the life sciences industry for the past decade as a senior executive. Until its acquisition by QLT, Inc. for approximately $850 million in November of 2004, Mr. Gould served as Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc. Atrix was a Nasdaq company with over $60 million in annualized revenues and 160 employees in two countries. From February of 1996 until its acquisition by KRG Capital Partners in October of 2003, Mr. Gould was the Director of Finance, and then Chief Financial Officer and Treasurer of Colorado MEDtech, a Nasdaq company with over $77 million in annualized revenues and 500 employees located in four States. Mr. Gould received his B.S. in Business Administration form the University of Colorado at Boulder in 1989. He is a Certified Public Accountant in Colorado and a member of the Colorado Society of Certified Public Accountants

Jonathan Leong

Mr. Leong has been a director since May 15, 2006 and on the Compensation Committee since May 15, 2006. Mr. Leong is a prominent Asian-American insurance executive from Northern California. He has served as a member of the California Earthquake Authority Advisory Panel, and as a Commissioner for the White House Initiative on the Asian American and Pacific Islanders. Mr. Leong was a Founding Member of the National Council of Asian American Business Associations and is a principal of JLA Global, Inc., an international trading company and national distributor of various products including health and cosmetic products. As President of Emerald Bay Resources, Mr. Leong has been responsible for environmental clean-up projects in Mexico and Puerto Rico.

We have no other significant employees whom we expect to contribute significantly to our business. We have several consultants who contribute significantly to our business including, Peggy Pence, Phd. CEO of Symbion, Huey Hua Asian Consultant, Don Donchuanchom as our Investor Relations Consultant.

We are in the process of establishing a Scientific Advisory Board. Currently serving on it are Dr. Trevor Hawkins and Dr. Narendar Bhatia.

Trevor N. Hawkins, MD
---------------------

Dr. Hawkins currently serves as Medical Director & Principal Physician at the Southwest C.A.R.E. Center in Santa Fe, NM. His extensive clinical experience in managing HIV/AIDS includes having been the Medical Director & Principal Physician at the AIDS Wellness Program, also in Santa Fe, NM, from 1995 -1996. Dr. Hawkins' experience with infectious diseases predates the AIDS pandemic. From 1976-1981 he was the Medical Director of the 30-bed General Hospital near Bombay, India, where he was Co-investigator for a study of Dengue Fever Virus with the National Viral Institute, Poona, India. During these years Dr. Hawkins also served as a field worker who collected data on Non-A/Non-B Hepatitis for the Centers for Disease Control and Prevention in Atlanta, GA.

Dr. Hawkins is a "doctor's doctor," with skills that go beyond a narrow focus on infectious diseases. From 1996 through the present time he has been an Associate Clinical Professor in the Department of Family Practice at the University of New Mexico. As a teacher of primary care medicine, he spends time at the bedside, and counsels patients and medical students alike.

Among his many awards was the 1995 Provider of the Year Award through Santa Fe CARES, with a Commendation from the State of New Mexico. In 1999 Dr. Hawkins was again honored in Santa Fe, NM with the Human Rights Advocate Award through the Human Rights Alliance.

More than a caring and worldly healer and teacher, Dr. Hawkins is also a prominent AIDS researcher. His extensive work on clinical trials includes GlaxoSmithKline Protocol HPR10006, which has run from 2004 onward as a Pilot, Phase II, Open-Label, SIngle-Arm Study to Evaluate the Efficacy, Safety, Tolerability, and Pharmacokinetics of GW640385X when Administered with Ritonavir in combination with Nucleoside Reverse Transcriptase Inhibitors for 48 weeks in HIV-1 infected adults. From 2005-2006 he worked on Gilead Sciences Protocol GS-US-183-0101, a Double-Blind, Randomized, Placebo-Controlled Phase 1/2 Study of the Safety, Pharmacokinetics & Antiviral Activity of GS-9137 Following Oral Administration in Subjects Infected with HIV-1.

In addition to participating in large multicenter trials, Dr. Hawkins has published scholarly papers on his own, original AIDS research in the peer-review journals AIDS Clinical Trials and the Journal of AIDS.

Narender Bhatia, M.D. FACOG

Dr. Bhatia is Professor in Residence at David Geffen School of Medicine at UCLA and the Chief of the Division of Urogynecology at Harbor/UCLA Medical Center, University of California at Los Angeles, California.

Dr. Bhatia earned his undergraduate and medical degrees with honors at Punjab University in India, completed his residency at Albany Medical center of Union University, Albany, New York, and earned his fellowship in Gynecologic Urology, Urodynamics and Neurology at Long Beach Memorial Medical Center and V.A.Medical Center, University of California, Irvine.

Dr. Bhatia has been the Director of the fellowship program in female pelvic medicine and reconstructive surgery since1982. He is well known nationally and internationally for his excellence as a pelvic surgeon, urogynecologist, teacher and researcher. He has published over 160 research papers, monographs, abstracts and book chapters.

Dr. Bhatia's special areas of research interest include uroneurology of micturition disorders; the effects of ageing, hormonal manipulation and pelvic surgery upon bladder and urethral functions; and stem cell research in the management of urinary incontinence. He has been actively involved in designing prosthetic devices and surgical instruments for the management of pelvic prolapse and urinary incontinence.Dr.Bhatia serves as a senior consultant and advisor to various Pharmaceutical and Biotech companies . Besides maintaining an active consulting practice in advanced pelvic surgery and urogynecology, Dr. Bhatia participates in various national and international societies, committees and lecture series. He serves on the editorial boards of various medical journals and is also as a reviewer for numerous scientific publications. Dr. Bhatia has written and obtained numerous instituitional and Pharmaceutical grants over the years and has served as a principal investigator for many these grant projects

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our Officers and Directors, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide copies of those filings to us. Based solely on our review of the copies of those forms furnished to us during the fiscal year ended May 31, 2006, we are aware of the following untimely filings:


------------------- ------------------- ------------------- ------------------
Name                  Position Held       Report              Number of Late
                                                              Reports
------------------- ------------------- ------------------- ------------------

------------------- ------------------- ------------------- ------------------

Code of Ethics.
---------------

We have adopted a Code of Ethics for our Chief Executive Officer, Vice President of Business Development and our Chief Financial Officer. This Code of Ethics can be found on our website at www.cytodyn.com.


Item 10.     Executive Compensation

The following table provides an overview of compensation that CytoDyn, Inc. paid to the Named Executive Officers for the fiscal years ended May 31, 2006, 2005


                           Summary Compensation Table

                                    Annual         Long Term
                                 Compensation    Compensation
                                   Awards
---------------------- -------- -------------- ---------------- ----------------
  Name and Principal     Year       Salary        Securities        All Other
       Position                                   Underlying      Compensation
                                                    Options
                                                  (# shares)
---------------------- -------- -------------- ---------------- ----------------
Allen D. Allen,          2006     150,000 (1)          0               0
President, Chief         2005      98,000 (1)          0               0
Executive Officer
---------------------- -------- -------------- ---------------- ----------------
Wellington A. Ewen       2006      50,000 (2)          0               0
Chief Financial          2005      50,000 (2)          0               0
Officer President (3)
---------------------- -------- -------------- ---------------- ----------------
Corinne Allen            2006     100,000
Vice President           2005      60,000
---------------------- -------- -------------- ---------------- ----------------

1. Mr. Allen's employment agreement with CytoDyn for fiscal year 2005 provides for a salary of $98,000. As of February 2006 his salary was approved by Board of Directors for $150,000He was paid a total of $32,668 as of the end of the fiscal year 2005 , and $90,332.69 for fiscal year 2006 and the remainder of his salary was accrued.
2. Ms. Allen was approved for salary of $100,000 February 2006, she was $55,833 for the fiscal year 2006 and the remainder was accrued. In prior years her salary was under $100,000.
3. Mr. Wellington A. Ewen. is eligible to receive an option for 50,000 shares that became exercisable at the end of his first year of employment, exercisable at $0.50 a share, additional options for 50,000 shares that became exercisable at the end of his second year of employment, exercisable at $1.00 a share, and options for 50,000 shares that will become exercisable at the end of his third year of employment, exercisable at $1.50 a share.

Director Compensation
---------------------

Our directors were granted 25,000 nonqualified stock options per person in March and May 2006. One quarter of the options vest immediately and the remaining options vest monthly over 48 months. The exercise price was $2.68 for options granted to Gregory Gould $2.95 for Allen D. Allen and Corinne Allen and $1.96 for Jonathan Leong. The exercise price was based upon the closing bid of the common stock on March 20, 2006 and May 15, 2006 which were the dates the Board authorized the granting of the stock options.

Personal Service Agreements
---------------------------

These expired and have not yet been renewed by Compensation Committee . We expect to enter into Personal Service Agreements with our Executives in the next quarter of this fiscal year 2007.

Proprietary Information And Inventions Agreement
------------------------------------------------

Wellington E. Ewen, our chief financial officer, and Corinne E. Allen, our vice president for business development, and all other employees have signed and delivered to us a Proprietary Information and Inventions Agreement For Employees. Among other things, each agreement provides that:

It is effective from the first date of employment until five years from the date of termination of employment. Employment is defined to include any time retained as a consultant or on contract. The employee will refrain from any activity that is hostile, adverse or competitive, or otherwise interferes with the executive's service, to us; We are the sole owner of the "Proprietary Information" and all patents and other rights related to it Any rights that the employee has or may acquire in the "Proprietary Information" are assigned to us.

The "Proprietary Information" will be kept in confidence and trust during and after employment All works made by the employee during employment that fall within our scope of our business are Works for Hire, and we will have the sole and exclusive copyrights in them.

All "Inventions" made by the employee (either alone or jointly) during the period of employment, will be disclosed to us and we will be the sole owner of them, and any related patents and rights.

Change Of Control Agreement
---------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of August 29, 2006 the beneficial ownership of common stock by each person who is known by CytoDyn to own beneficially more than 5% of the outstanding shares of common stock.

     ------------------------- ----------------------- --------------------
      Name and Address of       Amount and Nature of    Percent of Class
      Beneficial Owner          Beneficial Ownership*   Beneficially Owned
     ------------------------- ----------------------- --------------------
      Allen D. Allen(2)          2,118,515                  18.92%
     ------------------------- ----------------------- --------------------
      Corinne E. Allen(2)        1,604,071                  14.89%
     ------------------------- ----------------------- --------------------
      UTEK Corporation           2,040,000 (1)(3)           18.17%
     ------------------------- ----------------------- --------------------

* To CytoDyn's knowledge, all persons have sole voting power of the shares.

(1) UTEK Corp received 40,000 when we retained their services in April 2006. They received another 2,000,000 shares in exchange for the acquisition of Advanced Influenza Technologies, Inc. in July 2006.
(2) Address of shareholders Allen D. Allen is 4236 Longridge Ave, Suite 302, Studio City, CA 91604 Corinne Allen is 227 E. Palace Ave, Suite M, Santa Fe, NM 87501
(3) The address of the shareholder is 202 South Wheeler Street, Plant City, FL 33563

The following table sets forth as of August 29, 2006, the number of common stock beneficially owned by all directors and executive officers.

---------------------------------------- ---------------------- -----------
 Name and Address of Beneficial Owner     Amount and Nature of    Percent
                                           Beneficial Owner(1)   of Class*
---------------------------------------- ---------------------- -----------
Allen D. Allen2                                2,118,515           18.92%
---------------------------------------- ---------------------- -----------
Wellington A. Ewen(2,3)                           -0-                *
---------------------------------------- ---------------------- -----------
Corinne E. Allen(2)                            1,604,071           14.89%
---------------------------------------- ---------------------- -----------
Ronald J. Tropp(2)                                -0-                *
---------------------------------------- ---------------------- -----------
Gregory A. Gould                                   5,000             *
---------------------------------------- ---------------------- ----------
Jonathan Leong                                    24,000             *

---------------------------------------- ---------------------- -----------
All Officers and Directors as a Group          3,756,586           33.46%
---------------------------------------- ---------------------- -----------
*Less than 1% of outstanding common stock

(1)  Each shareholder has sole voting and investment power for the shares.
(2) The address for the shareholders is in care of the corporation at 227 E. Palace Ave, Suite M, Santa Fe, New Mexico 87501
(3) Mr. Ewen has options to purchase 150,000 shares of common stock in connection with an employment agreement. None have yet been exercised. We know of no arrangements concerning anyone's ownership of stock, which may, at a subsequent date, result in a change of control.

Item 12.     Certain Relationships and Related Transactions

Related Party Transactions. We propose to be, or since the beginning of the last fiscal year were, party to certain transactions involving amounts in excess of $60,000, in which our directors, executive officers, others hold more than 5% of any class of our securities, or their immediate family members, had or will have a material interest. The interested parties and transactions are described below.

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

Indemnification, Legal Costs and Fees Incurred by Directors and Officers.
-------------------------------------------------------------------------

Note Given and Debt Owed to Allen D. Allen. In January 2004 we issued to Allen
D. Allen, our president, chief executive officer and the chairman of our board of directors, a non interest bearing promissory note, payable on demand, in the original principal amount of $22,788 The note reflects advances made to us by Mr. Allen during the years ending on May 31, 2003 and May 31, 2004. In addition, we owe the sum of $10,000 to Mr. Allen, who advanced that amount to CytoDyn of New Mexico for further payment to Rexray Corporation in connection with the acquisition of the assets of CytoDyn of New Mexico. The sum owed does not bear interest and is payable on demand. As of May 31, 2006 debt owed to Allen D. Allen increased by an additional $9,681 The total debt owed to Mr. Allen is $32,468.

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

Item 13.     Exhibits

Incorporated by Reference

---------- ---------------------------------------------- -------- -------------
  Exhibit
  Number              Exhibit Description                   Form    Filing Date
---------- ---------------------------------------------- -------- -------------
  2.01      Agreement and Plan of Acquisition               8K        7/21/2006
---------- ---------------------------------------------- -------- -------------
  3.i       Articles of Incorporation                      10SB       7/11/2002
---------- ---------------------------------------------- -------- -------------
  3.i.2     Amendment to Articles of Incorporation          8K       11/12/2003
---------- ---------------------------------------------- -------- -------------
  3.ii      Bylaws                                         10SB       7/11/2002
---------- ---------------------------------------------- -------- -------------
  9.01      Exclusive License Agreement                     8K        7/21/2006
---------- ---------------------------------------------- -------- -------------
  9.02      Nonexclusive License Agreement                  8K        7/21/2006
---------- ---------------------------------------------- -------- -------------
  9.03      Sponsored Research Agreement                    8K        7/21/2006
---------- ---------------------------------------------- -------- -------------
 10.i       Acquisition Agreement Between Rexray            8K/A      1/12/2004
            Corporation and CytoDyn of NM, Inc. dated
            October 28, 2003
---------- ---------------------------------------------- -------- -------------
 10.ii      Patent License Agreement between CytoDyn of    10KSB      9/14/2004
            New Mexico, Inc and Allen D. Allen and
            Amendment to Patent License Agreement
---------- ---------------------------------------------- -------- -------------
 10.iii     Personal Services Agreement between Allen      10KSB      9/14/2004
---------- ---------------------------------------------- -------- -------------
 10.iv      Personal Services Agreement Between            10KSB      9/14/2004
            Wellington A. Ewen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- -------------
 10.v       Personal Services Agreement between Corinne    10KSB      9/14/2004
---------- ---------------------------------------------- -------- -------------
 10.vi      Financial Representative Agreement between     10KSB      9/14/2004
            J.P. Turner & Company, LLC and CytoDyn, Inc
---------- ---------------------------------------------- -------- -------------
 10.vii     Change of Control Agreement between Allen      10KSB      9/14/2004
            D. Allen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- -------------
 10.viii    Change of Control Agreement between Corinne    10KSB      9/14/2004
---------- --------------------------------------------- -------- - ------------
 10.ix      Proprietary Information between Corinne E.     10KSB      9/14/2004
            Allen and CytoDyn
---------- ---------------------------------------------- -------- -------------
 10.x       Proprietary Information between Wellington     10KSB      9/14/2004
            A. Ewen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- -------------
 10.xi      Proprietary Agreement between Allen D.         10KSB      9/14/2004
            Allen and CytoDyn, Inc.
---------- ---------------------------------------------- -------- -------------
 10.xii     Specimen of Common Stock Certificate           SB-2       6/01/2004
---------- ---------------------------------------------- -------- -------------
 10.xiii    Subscription Agreement                         SB-2      6/01/2004
---------- ---------------------------------------------- -------- -------------
 10.xiv     Office Lease Agreement                         SB-2/A    10/21/2004
---------- ---------------------------------------------- -------- -------------
 10.xv      Conditional License Agreement and Court        SB-2/A    10/21/2004
            Order for Its Termination
---------- ---------------------------------------------- -------- -------------
 10.xvi     Master Agreement for Professional Services     SB-2/A    10/21/2004
            with Symbion
---------- ---------------------------------------------- -------- -------------

---------- ---------------------------------------------- -------- -------------
  Exhibit
  Number              Exhibit Description                   Form    Filing Date
---------- ---------------------------------------------- -------- -------------
 10.xvii    Amendment No. 1 to Agreement Dated             SB-2/A     1/13/2005
            September 30, 2003
---------- ---------------------------------------------- -------- -------------
 10.xviii   Buy-Sell Agreement                             SB-2/A     1/13/2005
---------- ---------------------------------------------- -------- -------------
 10.xix     Amendment to Patent License Agreement          SB-2/A     3/21/2005
---------- ---------------------------------------------- -------- -------------
 14         Code of Ethics                                 10KSB      9/14/2004
---------- ---------------------------------------------- -------- -------------

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


Item 14.     Principal Accountant Fees and Services

Approval of Services
--------------------

The Board of Directors has resolved to establish an audit committee composed of our chief financial officer, Wellington Ewen, Gregory A. Gould, CPA and another independent member when that person is identified. The audit committee does not yet have a charter. Pending proper establishment of the audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Cordovano and Honeck, P.C.

Audit Fees
----------

The aggregate fees billed during the fiscal years ended May 31, 2006 and 2005 for professional services rendered by our principal accounting firm, Cordovano and Honeck, P.C., for the audit of the financial services included in Form 10-KSB, and for the review of the interim condensed financial statements included in Form 10-QSB, were approximately $15,900 and $9,780, respectively. Included here are fees associated with the review by Cordovano and Honeck, P.C. of a registration statement filed with the SEC and the related issuance of independent accountant consent letters.

Audit Related Fees
------------------

The aggregate fees billed during the fiscal years ended May 31, 2006 and 2005 for assurance and related services rendered by our principal accounting firm, Cordovano and Honeck, P.C., were approximately $0 and $0 respectively. Assurance and related service fees include the audit of employee benefit plan financial statements and audit-related due diligence assistance on potential acquisitions.

Tax Compliance/Preparation Fees
-------------------------------

The aggregate fees billed during the fiscal years ended May 31, 2006 and 2005 for professional services rendered by our principal accounting firm, Cordovano and Honeck, P.C., for tax compliance, tax advice, and tax planning were approximately and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees
--------------

The aggregate fees billed during the fiscal years ended May 31, 2006 and 2005 for all other professional services rendered by our principal accounting firm, Cordovano and Honeck, P.C., were approximately $0 and $896, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

Chart of Fees Paid to Independent Auditing Firm For Past Two Fiscal Years

----------------------------- ----------------------------------------------
                                       For fiscal years ended May 31,
----------------------------- ----------------------------------------------
 Type of Service                2006      % not          2005     % not
                                           pre-                    pre-
                                        approved(1)             approved(1)
----------------------------- -------- ------------- --------- -------------
Audit fees                    $ 10,000               $             N/A
----------------------------- -------- ------------- --------- -------------
Audit-related fees            $  9,780     100%
----------------------------- -------- ------------- --------- -------------
Tax fees
----------------------------- -------- ------------- --------- -------------
     Tax compliance
----------------------------- -------- ------------- --------- -------------
Tax advice & planning
----------------------------- -------- ------------- --------- -------------
Total tax fees
----------------------------- -------- ------------- --------- -------------
All other fees                                          896        100%
----------------------------- -------- ------------- --------- -------------
Total fees                    $                      $
----------------------------- -------- ------------- --------- -------------

     1 These percentages reflect services for which the pre-approval requirement is waived under applicable accounting rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoDyn, Inc.



By:  /s/ Allen D. Allen
--------------------------------------------
Allen D. Allen, Chief Executive Officer
Date:      August 29, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Allen D. Allen                                   Date:  August 29, 2006
--------------------------------------------
Allen D. Allen, President, Chief Executive
Officer, Director

/s/ Wellington A. Ewen                               Date:  August 29, 2006
--------------------------------------------
Wellington A. Ewen, Chief Financial Officer,
Director

/s/ Corinne E. Allen                                 Date:  August 29, 2006
--------------------------------------------
Corinne E. Allen, Vice President of Business
Development, Secretary, Treasurer, Director


/s/ Jonathan Leong                                   Date:  August 29, 2006
--------------------------------------------
Jonathan Leong, Director

/s/ Gregory A. Gould                                 Date:  August 29, 2006
--------------------------------------------
Gregory A. Gould, Director/

                                 CYTODYN, INC.
                         (A Development Stage Company)
                         Index to Financial Statements


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm...................   F-2

Balance Sheet at May 31, 2006.............................................   F-3

Statements of Operations for the years ended May 31, 2006 and 2005
  and the period from October 28, 2003 (inception) through May 31, 2006...   F-4

Statement of Changes in Shareholders' Deficit for the period
  from June 1, 2003 through May 31, 2006..................................   F-5

Statements of Cash Flows for the years ended May 31, 2006 and 2005
  and the period from October 28, 2003 (inception) through May 31, 2006...   F-6

Notes to Financial Statements.............................................   F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
CytoDyn, Inc.:


We have audited the accompanying balance sheet of CytoDyn, Inc. (a development stage company) as of May 31, 2006, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended May 31, 2006 and May 31, 2005 and the period from October 28, 2003 (inception) through May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2006, and the results of its operations and its cash flows for the years ended May 31, 2006 and May 31, 2005 and the period from October 28, 2003 (inception) through May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Honeck, LLP
Englewood, Colorado
August 25, 2006

                                 CYTODYN, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                  May 31, 2006

                                     Assets

Current Assets:
    Cash ......................................................   $   125,320
    Prepaid expenses ..........................................       303,160
                                                                  -----------
                  Total current assets ........................       428,480

Furniture and equipment, less accumulated
    depreciation of $2,204 (Note 2) ...........................         2,334
Intangible asset, less accumulated
    amortization of $1,722 (Note 3) ...........................         1,128
Deposit .......................................................           495
                                                                  -----------

                                                                  $   432,437
                                                                  ===========

                    Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable ..........................................   $   110,267
    Accrued liabilities .......................................       133,588
    Accrued interest payable ..................................         5,267
    Notes payable, net (Note 4) ...............................        23,863
    Derivative liability (Note 5) .............................        75,456
    Indebtedness to related parties (Note 6) ..................       393,360
                                                                  -----------
                  Total current liabilities ...................       741,801

Commitments and contingencies (Note 8) ........................          --

Shareholders' deficit (Note 7):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 20,000,000 shares authorized,
       9,147,664 shares issued and outstanding ................     3,062,566
    Additional paid-in capital ................................       834,809
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (2,604,827)
                                                                  -----------
                  Total shareholders' deficit .................      (309,364)
                                                                  -----------

                                                                  $   432,437
                                                                  ===========


                 See accompanying notes to financial statements


                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                                  October 28,
                                                        For the Year Ended           2003
                                                             May 31,              (Inception)
                                                   --------------------------       through
                                                       2006           2005       May 31, 2006
                                                   -----------    -----------    ------------
Operating expenses:
    General and administrative
       (Net of $537,552, $11,928, and
       $549,480, respectively, stock-based
       compensation) (Note 9) ..................   $   619,564    $   373,342    $  1,310,586
    Stock-based compensation ...................       537,552         11,928         549,480
    Research and development ...................          --          362,342         362,342
    Legal fees, related party (Note 5) .........        20,800         25,900          66,750
    Depreciation ...............................         2,101          1,671           3,976
                                                   -----------    -----------    ------------
                    Total operating expenses ...     1,180,017        775,183       2,293,134
                                                   -----------    -----------    ------------
                    Operating loss .............    (1,180,017)      (775,183)     (2,293,134)

Interest income ................................           101            234             678
Interest expense ...............................      (112,846)        (2,134)       (115,433)
Gain on derivative liability (Note _) ..........       159,094           --           159,094
Loss on debt extinguishment (Note _) ...........      (356,032)          --          (356,032)
                                                   -----------    -----------    ------------
                    Loss before income taxes ...    (1,489,700)      (777,083)     (2,604,827)

Income tax provision (Note 7) ..................          --             --              --
                                                   -----------    -----------    ------------

                    Net loss ...................   $(1,489,700)   $  (777,083)   $ (2,604,827)
                                                   ===========    ===========    ============

Basic and diluted loss per share ...............   $     (0.17)   $     (0.12)
                                                   ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..................     8,639,483      6,557,362
                                                   ===========    ===========



                 See accompanying notes to financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Statements of Changes in Shareholders' Deficit

                                                                                                            Deficit
                                                                                                          Accumulated
                                    Preferred Stock          Common Stock       Additional                   During
                                ----------------------  ----------------------    Paid-in   Accumulated   Development
                                  Shares      Amount      Shares      Amount      Capital     Deficit        Stage         Total
                                ----------  ----------  ----------  ----------  ----------  -----------   -----------   -----------
Balance at October 28, 2003,
 following recapitalization ..        --    $     --     6,252,640  $1,425,334  $   23,502  $(1,594,042)  $      --     $  (145,206)
February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share) (Note 6) .......        --          --     1,800,000     486,000        --           --            --         486,000
February 2004, shares issued
 to former officer as
 payment for working capital
 advance ($.30/share)
 (Note 5) ....................        --          --        16,667       5,000        --           --            --           5,000
Net loss, year ended
 May 31, 2004 ................        --          --          --          --          --         (7,870)     (338,044)     (345,914)
                                ----------  ----------  ----------  ----------  ----------  -----------   -----------   -----------
Balance at May 31, 2004 ......        --          --     8,069,307   1,916,334      23,502   (1,601,912)     (338,044)         (120)
July 2004, capital
 contribution by an officer ..        --          --          --          --           512         --            --             512
November 2004, common stock
 warrants granted (Note 6) ...        --          --          --          --        11,928         --            --          11,928
February 2005, capital
 contribution by an officer ..        --          --          --          --         5,000         --            --           5,000
Net loss, year ended
 May 31, 2005 ................        --          --          --          --          --           --        (777,083)     (777,083)
                                ----------  ----------  ----------  ----------  ----------  -----------   -----------   -----------
Balance at May 31, 2005 ......        --          --     8,069,307   1,916,334      40,942   (1,601,912)   (1,115,127)     (759,763)
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($0.75/share) (Note 5) ......        --          --       289,890     189,550        --           --            --         189,550
August 2005, common shares
 issued to extinguish
 promissory notes payable
 and related interest
 ($0.75/share) (Note 3) ......        --          --       160,110     120,082        --           --            --         120,082
May 2006, common shares
 issued to extinguish
 convertible debt (Note ??) ..        --          --       350,000     437,500        --           --            --         437,500
November 2005, 94,500
 warrants exercised
 ($0.30/share) (Note 5) ......        --          --        94,500      28,350        --           --            --          28,350
January through April 2006,
 common shares issued for
 services (Note 5) ...........        --          --       183,857     370,750        --           --            --         370,750
January through June 2006,
 warrants issued with
 convertible debt (Note 3) ...        --          --          --          --       274,950         --            --         274,950
March through May 2006,
 stock options granted to
 consultants (Note __) .......        --          --          --          --       432,576         --            --         432,576
March 2006, stock options
 issued to extinguish debt
 (Note 2) ....................        --          --          --          --        86,341         --            --          86,341
Net loss, year ended
 May 31, 2006 ................        --          --          --          --          --           --      (1,489,700)   (1,489,700)
                                ----------  ----------  ----------  ----------  ----------  -----------   -----------   -----------
Balance at May 31, 2006 ......        --    $     --     9,147,664  $3,062,566  $  834,809  $(1,601,912)  $(2,604,827)  $  (309,364)
                                ==========  ==========  ==========  ==========  ==========  ===========   ===========   ===========

                 See accompanying notes to financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                     October 28,
                                                          For the Year Ended            2003
                                                                May 31,              (Inception)
                                                      --------------------------       through
                                                          2006           2005       May 31, 2006
                                                      -----------    -----------    ------------
Cash flows from operating activities:
    Net loss ......................................   $(1,489,700)   $  (777,083)   $ (2,604,827)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation ..............................         2,101          1,671           3,976
        Gain on derivative liability ..............      (159,094)          --          (159,094)
        Loss on debt extinguishment ...............       356,032           --           356,032
        Stock-based compensation (Note 6) .........       537,552         11,928         549,480
        Changes in current assets and liabilities:
           Increase in prepaid expenses ...........        (4,759)       (25,039)        (46,100)
           Increase in deposits ...................          --             --              (495)
           Increase in accounts payable
             and accrued liabilities ..............       155,794         93,844         239,510
                                                      -----------    -----------    ------------
                 Net cash used in
                     operating activities .........      (602,074)      (694,679)     (1,661,518)
                                                      -----------    -----------    ------------

Cash flows from investing activities:
    Equipment purchases ...........................          (936)        (3,167)         (7,438)
                                                      -----------    -----------    ------------
                 Net cash used in
                     investing activities .........          (936)        (3,167)         (7,438)
                                                      -----------    -----------    ------------

Cash flows from financing activities:
    Capital contributions by officer ..............          --            5,512           5,512
    Proceeds from notes payable issued to
      related parties (Note 5) ....................          --          385,300         501,126
    Proceeds from notes payable issued to
      individuals (Note 4) ........................       509,500        121,000         580,500
    Proceeds from the sale of common stock (Note 6)       245,767           --           785,767
    Payment of offering costs (Note 6) ............       (27,867)          --           (81,867)
                                                      -----------    -----------    ------------
                 Net cash provided by
                     financing activities .........       727,400        511,812       1,791,038
                                                      -----------    -----------    ------------

                     Net change in cash ...........       124,390       (186,034)        122,082

Cash, beginning of period .........................           930        186,964           3,238
                                                      -----------    -----------    ------------

Cash, end of period ...............................   $   125,320    $       930    $    125,320
                                                      ===========    ===========    ============

Supplemental disclosure of cash flow information:
    Income taxes ..................................   $      --      $      --              --
                                                      ===========    ===========    ============
    Interest ......................................   $      --      $       234    $        687
                                                      ===========    ===========    ============

    Non-cash investing and financing transactions:
      Net assets acquired in exchange for common
        stock in CytoDyn/Rexray business
        combination (Note 1) ......................   $      --      $      --      $      7,542
                                                      ===========    ===========    ============
      Common stock issued to former officer to
        repay working capital advance .............   $      --      $      --             5,000
                                                      ===========    ===========    ============
      Common stock issued for debt (Note 4) .......   $   120,082    $      --      $    120,082
                                                      ===========    ===========    ============
      Options to purchase common stock issued
        for debt (Note 7) .........................   $    86,341    $      --      $     86,341
                                                      ===========    ===========    ============
      Common stock issued for convertible
        debt (Note 4) .............................   $   437,000    $      --      $    437,000
                                                      ===========    ===========    ============

                 See accompanying notes to financial statements

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

The Company plans to develop therapeutic agents for use against the disease associated with Human Immunodeficiency Virus ("HIV"). The Company intends to develop and obtain FDA approval for the use of monoclonal antibodies to treat patients with HIV by protecting the cells of the body's immune system that are otherwise killed by the disease. The Company is continuing the research and development of a treatment for HIV, using technology licensed to it by the Company's president, and may either repeat Phase I trials, if necessary for non-clinical reasons, or with FDA approval, conduct a Phase II(b) study. The Company has not derived any revenues from the licensed technology, but the Company is planning to pursue further clinical trials.
Also the Company acquired a wholly owned subsidiary. Advanced Influenza Technologies Inc (AITI) which has licensed a portfolio of patents from the University of Massachusetts for the development of a family of plasmid-DNA products to protect human subjects against several strains of influenza (the flu). The University has until[1 year from the effective date of the contract to manufacture, successfully test, and deliver to AITI three "seeds" that can be used for the commercial manufacturing of plasmid-DNA products or, in the alternative, a single polyvalent product, depending upon what the FDA might require. In the event the University fails to make timely delivery of these seeds, AITI could then abandon the project with no further financial obligations or could continue with a different timeline.

CytoDyn is also negotiating with Kings College in London, England for the formulation of Formaxycin(TM) as a topical dermatological product to improve the appearance of human skin by eliminating dysplastic conditions.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at May 31, 2006.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

At May 31, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Financial Instruments

At May 31, 2006, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. Pro forma disclosures are included in Note 6.

Recent accounting pronouncements

In November 2004, FASB issued FASB Statement No. 151, Inventory Costs , which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, FASB Statement No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. The new standard is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We will adopt the FASB Statement No. 151 on January 1, 2006, and we do not expect its adoption to have a material effect on our financial position, results of operations, or cash flows.

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

In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective June 1, 2006 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB Statement No. 123(R) on June 1, 2006 and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123. We are still in the process of determining the impact that the adoption of Statement No. 123(R) will have on our financial position, results of operations or cash flows.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)". EITF Issue No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The Task Force also specifies the accounting for government subsidies related to these arrangements. EITF Issue No. 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 05-5 is not expected to have a material impact on our financial position, results of operations or cash flows.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , which is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of the fiscal year, provided an enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition The adoption of FASB Interpretation No. 48 is not expected to have a material impact on our financial position, results of operations or cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our financial position, results of operations or cash flows or do not apply to our operations.

(2)      Property and Equipment

Property and equipment are as follows at May 31, 2006:

Equipment ......................   $   2,816
Furniture ......................       1,722
                                   ---------
  Total ........................       4,538
Less accumulated depreciation...      (2,204)
                                   ---------

  Net property and equipment...    $   2,334
                                   =========


Depreciation expense for 2006 was $2,204

(3)      Intangible Assets

Intangibles are as follows at May 31, 2006:

                                     Website
                                   ---------
Cost ...........................   $   2,900
Less accumulated amortization...      (1,772)
                                   ---------
  Net intangibles ..............   $   1,128
                                   =========

Estimated annual amortization expense at May 31, 2006:

       Fiscal year ended
------------------------------
           5/31/2007                     967
           5/31/2008                     161

Amortization expense for 2006 was $967.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(4)      Notes Payable

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

Convertible Note Payable

During the year ended May 31, 2006, the Company issued convertible promissory notes and warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. The notes bear interest at five percent per annum and mature in January and February 2007. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and accrued interest with common stock at the rate of $1.25 per share. Accrued interest on the notes totaled $5,267 at May 31, 2006.

The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Pursuant to APB No. 14, the Company valued the warrants at their relative fair value of $274,950. To recognize the relative fair value of the warrants, the Company discounted the notes and increased additional paid in capital in the financial statements. The discount is amortized over the term of the notes.

Pursuant to SFAS 133, options embedded in contracts containing the price of a specific equity instrument are not clearly and closely related to an investment in an interest-bearing note and the embedded derivative must be separated from the host contract. As a result, the Company bifurcated the option resulting from the conversion feature and classified it as a derivative liability pursuant to SFAS 133. The following table presents the allocation of proceeds from the financing:

           Principal balance of convertible notes       $   509,500
              Relative fair value of warrants              (274,950)
              Discount on relative fair value of debt      (234,550)
              Amortization of discount                      105,331
              Debt converted                               (437,500)
              Unamortized discount on notes converted       356,032
                                                        -----------
           Carrying value at June 30, 2006              $    23,863
                                                        ===========

During May 2006, convertible notes totaling $437,500 were converted to 350,000 shares of common stock. The Company recognized a loss on debt extinguishment in the amount of $356,032.

(5)      Derivative Financial Instruments

The Company generally does not use derivative instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as embedded conversion features which are not clearly and closely related to the debt host contract, are classified as derivative liabilities. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


As of May 31, 2006, the derivative liability is composed of the following:

                                                      Number of Shares
                                                    Derivative Liability
                                                       Can Be Settled
                                                    --------------------
Embedded conversion feature           $ 75,456            57,600

A derivative loss in the amount of $355,590 was recognized immediately and a derivative gain in the amount of $514,684 was recognized May 31, 2006.


(6)      Related Party Transactions

As of May 31, 2005, the Company owed two officers promissory notes totaling of $86,502. The notes are due on demand and carry no interest rate. On June 2, 2005, an officer advanced the Company an additional $5,000 for working capital; on July 13, 2005, the Company repaid an officer $38,324; on August 31, 2005, an officer advanced the Company $197; and on January 4, 2006, an officer advanced the company $18,000. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 remained unpaid at May 31, 2006 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A former director has provided legal services to the Company over the past several years. As of May 31, 2005, the Company owed the former director $87,185 for legal services. During the year ended May 31, 2006, the Company incurred an additional $13,800 in legal services and repaid the former director $30,000 and extinguished $24,000 by issuing 60,000 options to purchase the Company's common stock at $2.28 per share. The remaining balance of $46,985 is included in the accompanying financial statements as "Indebtedness to related parties". As of May 31, 2006, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the former director will continue to provide legal services in the future.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion accepted it and the contract is in force. The Company issued the above-referenced 83,122 non-qualified stock options on March 20, 2006.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion. The balance due of $275,000 is included in the accompanying financial statements as "Indebtedness to related parties".

(7)      Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at May 31, 2006.

Common Stock Sales

The Company filed a Registration Statement on Form SB-2 with the SEC to offer 450,000 common shares for sale at a price of $.75 per share. The SEC declared the Form SB-2 effective June 17, 2005. The Company completed its public offering on July 31, 2005. The Company sold 289,890 shares of its common stock for net proceeds of $189,550, after deducting offering costs totaling $27,867.

Common Stock for Services

During the year ended May 31, 2006, the Company issued 1,000 restricted common shares to an individual for services performed in September 2005. The Company valued the stock at the price it sold its shares at its public offering and recognized $750 as stock-based compensation.

During the year ended May 31, 2006, the Company issued 142,857 restricted common shares to a public relations company in accordance with an agreement to perform services over the following year. The Company valued the shares at the bid price on the date the agreement was executed in the amount of $250,000, of which $86,473 was recognized as stock-based compensation and $163,527 is included in prepaid expenses.

During the year ended May 31, 2006, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the open price on the date the agreement was executed in the amount of $120,000, of which $17,753 was recognized as stock-based compensation and $102,247 is included in prepaid expenses.

Common Stock Awards

During the year ended May 31, 2004, the Company committed to grant to its financial representative, J.P. Turner & Co. and Max O. Gould, an employee of J.P. Turner & Co., warrants to purchase 426,000 shares of the Company's common stock. The warrants carry an exercise price of $.30 per share, vest on the date of grant and expire after five years from the date of grant. The warrants were granted on November 25, 2004. On September 22, 2005, warrants to purchase 94,500 shares of the Company's common stock at $.30 per share were exercised. The Company received proceeds of $28,350.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

The fair value for the warrants granted during the year ended May 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate.............................       2.00%
        Dividend yield......................................       0.00%
        Volatility factor...................................       0.00%
        Weighted average expected life......................     5 years


During the year ended May 31, 2006, the Company issued warrants to purchase 407,600 shares of the Company's common stock at $2.50 per share in conjunction with its issuance of convertible debt. (See Note 4, above.) The Company recognized the relative fair value of the warrants in the amount of $274,950 in additional paid in capital.

On March 20, 2006, the Company issued non-qualifying options to purchase 200,000 shares of its common stock at $2.28 per share to consultants. The options vested immediately and expire in ten years. The Company valued the options at $2.19 per share using the Black-Scholes option pricing model and recognized $109,614 as stock-based compensation. The Company also issued non-qualifying options to purchase 60,000 shares of its common stock at $2.28 per share to extinguish $24,000 debt to a related party. (See Note 5, above.)

On March 20, 2006, the Company issued non-qualifying options to purchase 340,000 shares of its common stock at $2.28 per share to directors and consultants. Twenty-five percent of the options vested immediately and the balance vest 1/48 per month over four years. The Company valued the options at $2.19 per share using the Black-Scholes option pricing model and recognized $209,648 as stock-based compensation.

On March 20, 2006, the Company issued non-qualifying options to purchase 83,122 shares of the Company's common stock at $0.75 per share to a related party. (See
Note 5, above.) The options vested immediately. The Company valued the options at $160,425 and recognized $98,084 as stock-based compensation and $62,341 as debt reduction.

On May 15, 2006, the Company issued non-qualifying options to purchase 50,000 shares of its common stock 25,000 at $1.96 per share and 25,000 at $2.28 to directors. Twenty-five percent of the options vested immediately and the balance vest 1/48 per month over four years. The Company valued the options at $1.88 per share using the Black-Scholes options pricing model and recognized $15,230 as stock-based compensation.

The fair value for the warrants granted during the year ended May 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate.............................       4.66%
        Dividend yield......................................       0.00%
        Volatility factor...................................      72.30%
        Weighted average expected life......................    10 years

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Stock Options - Employees

During May 2004, the Company granted 150,000 common stock options to an officer with exercise prices ranging from $.50 to $1.50 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $.30 per share base on contemporaneous sales of common stock to unrelated third party investors. The weighted average exercise price and weighted average fair value of these options as of May 31, 2004 were $1.00 and $.-0-, respectively. 50,000 options vest on May 10, 2005, an additional 50,000 options vest on May 1, 2006, and the final 50,000 options vest on May 1, 2007.

On March 20, 2006, the Company granted incentive stock options to purchase 85,000 shares of the Company's common stock with exercise prices ranging from $2.68 to $2.95 per share. The Company's common stock traded at $2.68 per share on the date of grant. The Company valued the shares at their intrinsic value pursuant to APB No. 25, recognizing $-0- stock-based compensation.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended May 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate.............................       3.00%
        Dividend yield......................................       0.00%
        Volatility factor...................................       0.00%
        Weighted average expected life......................     3 years

The fair value for the options granted during the fiscal year ended May 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk-free interest rate.............................       4.66%
        Dividend yield......................................       0.00%
        Volatility factor...................................      72.30%
        Weighted average expected life......................    10 years

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options prior to its public offering had characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The options granted in 2004 were determined to have $-0- fair value. The Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.


                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



                                                                                   October 28,
                                                        For the Years Ended           2003
                                                              May 31,              (Inception)
                                                   ---------------------------       through
                                                       2006            2005        May 31, 2006
                                                   ------------    ------------    ------------
Net loss, as reported                              $ (1,481,305)   $   (777,083)   $ (2,596,432)

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                                 --              --              --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                              (50,909)           --              --
                                                   ------------    ------------    ------------

Proforma net income                                $ (1,532,214)   $   (777,083)   $ (2,596,432)
                                                   ============    ============    ============

Basic and diluted earnings per share as reported   $      (0.17)   $      (0.12)

Basic and diluted earnings per share proforma      $      (0.18)   $      (0.12)

The following schedule summarizes the changes in the Company's outstanding stock awards:

                                     Awards           Awards           Awards
                                   Outstanding      Exercisable      Exercisable       Weighted
                                 --------------   --------------   --------------       Average
                                    Number of        Number of     Exercise Price   Exercise Price
                                     Shares           Shares          Per Share        Per Share
                                 --------------   --------------   --------------   --------------
Balance at May 31, 2005.......        576,000          476,000     $0.30 to $1.50     $      0.48
   Awards granted.............      1,050,722          726,510     $0.75 to $2.50     $      2.72
   Awards vested..............              -           50,000         $1.00          $      1.00
   Awards exercised...........        (94,500)         (94,500)        $0.30          $     (0.30)
   Awards cancelled/expired...              -                -           -            $         -
                                 --------------   --------------   --------------   --------------
Balance at May 31, 2006.......      1,532,222        1,158,010     $0.30 to $2.50     $      1.97

(9)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


                                                     2006          2005
                                                  ----------    ----------
      U.S. statutory federal graduated rate....       34.00%        34.00%
      State income tax rate,
        net of federal benefit.................        3.06%         3.06%
      Net operating loss for which no tax
         benefit is currently available........      (37.06%)      (37.06%)
                                                  ----------    ----------
                                                       0.00%         0.00%
                                                  ==========    ==========

At May 31, 2006, federal and state deferred tax assets consisted of a net tax asset of $534,985, which was fully allowed for in the valuation allowance of $534,985. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended May 31, 2006 and 2005 totaled $534,985 and $287,954. The current tax benefits also totaled $534,985 and $287,954 for the years ended May 31, 2006 and 2005. The net operating loss carryforward expires through the year 2026.

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

(10)     Commitments and Contingencies

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

(11)     General and Administrative Expenses

General and administrative expenses consist of the following:

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


                                               For The Years Ended
                                                      May 31,
                                             -----------------------
                                                2006         2005
                                             ----------   ----------
          Salaries and payroll taxes......   $  204,900   $  154,879
          Legal ..........................      182,412      128,729
          Consulting .....................       40,686         --
          Other professional fees ........       15,076       35,117
          Patent fees ....................       28,997       18,299
          Insurance ......................       41,810       36,234
          Office, travel, and other ......       97,288       12,012
                                             ----------   ----------
                                             $  611,169   $  385,270
                                             ==========   ==========

(12)     Litigation

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of
---------------------------------------------------------------------
Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.
----------------------------------------------------------------------------

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

Progress to Date:

The Company and Allen were successful in having the California judgment domesticated. Further, the Company and Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to the Company and Allen. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), intervened. Since CytoDyn expects to make a new cell bank in any event, this action is opposed because it is one part of an interstate scheme or artifice to convert our property. The Company's Response:

The Company has a superior right to the Cell-Bank, and the Company intends to litigate the matter vigorously..

Expected Outcome:

We cannot express judgment regarding the outcome of the case or the probable ultimate liability, if any, to be incurred by the Company. However, the Company's claim to the Cell-Bank is strong.

Other legal/patent issues:

Cytodyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Because of uncertain consequences resulting from the actions of these rogue Amerimmune Inc. employees, Symbion Research International is acting to remedy the situation. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Symbion Research International intends to correct the inventorship and assignee in these applications.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Background

Cytodyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectuial property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.

Maya LLC v. CytoDyn, et al
--------------------------
Superior Court of Los Angeles Van Nuys Case # EC041590
------------------------------------------------------

Maya LLC filed an action in Van Nuys, California alleging a smorgasbord of complaints against CytoDyn and two of its officers, some of which have been dismissed on demurrer without leave to amend, some of which can be amended, and some of which have been sustained but with a request from Maya's attorney that CytoDyn's attorneys agree to an amended complaint. Management believes that these events reflect a retaliatory and frivolous action on the part of Maya. Although the outcome of litigation is uncertain, CytoDyn's in-house counsel believes an outcome unfavorable to CytoDyn is highly unlikely .

(13)     Subsequent Events


On July 17, 2006 we acquired Advanced Influenza Technologies, Inc. (AITI) as a wholly owned subsidiary. AITI has licensed a portfolio of patents from the University of Massachusetts for the development of a family of plasmid-DNA products to protect human subjects against several strains of influenza (the flu). The University has until [1 year from the effective date of the contract--see and attach contract with Utek] to manufacture, successfully test, and deliver to AITI three "seeds" that can be used for the commercial manufacturing of plasmid-DNA products or, in the alternative, a single polyvalent product, depending upon what the FDA might require. In the event the University fails to make timely delivery of these seeds, AITI could then abandon the project with no further financial obligations or could continue with a different timeline.