Form 10KSB/A
period 2006-05-31
CYTODYN INC
filed 2006-09-01
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               FORM 10-KSB/Amended

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

For the fiscal years ended May 31, 2005 and May 31, 2006, we incurred net losses of $777,083and $1,489,700, respectively. The losses since the company's development stage (October 23, 2003 through May 31, 2006) were $2,604,827. CytoDyn of New Mexico incurred approximately $1.3 in net losses before it assigned its license to us. We expect to lose more money as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

There are numerous legal, scientific and regulatory risks that may prevent us from carrying out our project to develop the drugs in our pipeline. Investment in CytoDyn must be considered highly speculative because, among other reasons, only limited testing on humans has been conducted. It is possible that our proposed therapies will not be effective for treating their indications disease or that they will have adverse side effects on human subjects which will prohibit or undermine their intended use. Consequently, investment in our securities involves a high degree of risk and only those persons of adequate financial means, who have no need for liquidity with respect to the investment, and can bear the risk of losing all or part of the investment, are suitable for such investment.

In Order to Create Some of Our Potential Drugs, We Will Need to License or Purchase Clones. If We Are Unable to Do So, We May Not Be Able to Continue Development of Some of Our Potential Drugs.

Some of the patents licensed by us cover the use of certain antibodies to treat HIV disease. Antibodies are produced in a process similar to that of making wine. A seed or "clone" is planted to grow a cellbank. The cell bank is then used to grow a crop of cells. Cells are harvested from the cell bank and then fermented or otherwise processed to make raw antibodies. Finally, the raw antibodies are purified and vialed using an FDA approved method. CytoDyn does not currently own or license the clones used to produce antibodies. We have not yet completed negotiations with the owners of the needed clones, and there can be no assurance that we will be able to obtain such an agreement. In the event we are unable to obtain a clone license, our use of the antibody will be restricted to research only. In order to protect these potential drugs, we must be able to license the clones, and no such license has yet been negotiated.

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

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes we have a strong basis to appeal. This judgement has been accrued the accompanying financial statements.

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

We are a development stage company. We have not commenced any significant product commercialization and, until we do, we will not generate any significant product revenues. Most of the efforts and resources commenced by the predecessor New Mexico company, (CytoDyn of New Mexico, Inc, incorporated in New Mexico in June of 1994) have been directed to research and development of Cytolin and related technologies. Since inception of the company and the accumulated losses of the predecessor CytoDyn of New Mexico, we have incurred total research and development expenses of $4.4, million. As a result of these research and development costs, we have combined, since inception, incurred operating losses generating an accumulated deficit of approximately $4,356,739 as of May 31, 2006 our fiscal year end. Since October 2003, when we entered into the acquisition agreement with Rexray Corporation through May 31, 2006, our accumulated net losses had been approximately $2,754,827. This company has had no research and development expenses during the last two fiscal years, as we have been structuring this new company, focusing on compliance, financing , acquisition of certain technologies and structure of management. Our research and development expenses will be incurred once we meet with the FDA for approval of a Phase II trial of Cytolin and/or a Phase 1 trial of DNA plasmids. We expect to continue to incur operating losses and we expect the accumulated deficit to increase until we are able to market a product and have sales sufficient to support our operations, or until we can generate income from out-licensing products with positive human experience in clinical trials.

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

Chart of Fees Paid to Independent Auditing Firm For Past Two Fiscal Years

----------------------------- ---------------------------------------------
                                       For fiscal years ended May 31,
----------------------------- ---------------------------------------------
 Type of Service                2006      % not        2005      % not
                                           pre-                   pre-
                                        approved(1)            approved(1)
----------------------------- -------- ------------- -------- -------------
Audit fees                    $ 10,000               $  9,780
----------------------------- -------- ------------- -------- -------------
Audit-related fees            $                             0
----------------------------- -------- ------------- -------- -------------
Tax fees
----------------------------- -------- ------------- -------- -------------
     Tax compliance
----------------------------- -------- ------------- -------- -------------
Tax advice & planning
----------------------------- -------- ------------- -------- -------------
Total tax fees
----------------------------- -------- ------------- -------- -------------
All other fees                                            896        100%
----------------------------- -------- ------------- -------- -------------
Total fees                    $                      $
----------------------------- -------- ------------- -------- -------------

     1 These percentages reflect services for which the pre-approval requirement is waived under applicable accounting rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CytoDyn, Inc.



By:  /s/ Allen D. Allen
--------------------------------------------
Allen D. Allen, Chief Executive Officer
Date:      September 1, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Allen D. Allen                                   Date:  September 1, 2006
--------------------------------------------
Allen D. Allen, President, Chief Executive
Officer, Director

/s/ Wellington A. Ewen                               Date:  September 1, 2006
--------------------------------------------
Wellington A. Ewen, Chief Financial Officer,
Director

/s/ Corinne E. Allen                                 Date:  September 1, 2006
--------------------------------------------
Corinne E. Allen, Vice President of Business
Development, Secretary, Treasurer, Director


/s/ Jonathan Leong                                   Date:  September 1, 2006
--------------------------------------------
Jonathan Leong, Director

/s/ Gregory A. Gould                                 Date:  September 1, 2006
--------------------------------------------
Gregory A. Gould, Director/

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



Cordovano and Honeck, LLP
Englewood, Colorado
September 1, 2006

                                 CYTODYN, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                  May 31, 2006

                                     Assets

Current Assets:
    Cash ......................................................   $   125,320
    Prepaid expenses ..........................................       303,160
                                                                  -----------
                  Total current assets ........................       428,480

Furniture and equipment, less accumulated
    depreciation of $2,204 (Note 2) ...........................         2,334
Intangible asset, less accumulated
    amortization of $1,722 (Note 3) ...........................         1,128
Deposit .......................................................           495
                                                                  -----------

                                                                  $   432,437
                                                                  ===========

                    Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable ..........................................   $   110,267
    Accrued liabilities .......................................       133,588
    Accrued interest payable ..................................         5,267
    Notes payable, net (Note 4) ...............................        23,863
    Derivative liability (Note 5) .............................        75,456
    Indebtedness to related parties (Note 6) ..................       393,360
                                                                  -----------
                  Total current liabilities ...................       741,801

Commitments and contingencies (Note 9) ........................       150,000
                                                                  -----------
                  Total liabilities ...........................       891,801
                                                                  -----------

Shareholders' deficit (Note 7):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 20,000,000 shares authorized,
       9,147,664 shares issued and outstanding ................     3,062,566
    Additional paid-in capital ................................       834,809
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (2,754,827)
                                                                  -----------
                  Total shareholders' deficit .................      (459,364)
                                                                  -----------

                                                                  $   432,437
                                                                  ===========


                 See accompanying notes to financial statements


                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Statements of Operations



                                                                                  October 28,
                                                        For the Year Ended           2003
                                                             May 31,              (Inception)
                                                   --------------------------       through
                                                       2006           2005       May 31, 2006
                                                   -----------    -----------    ------------
Operating expenses:
    General and administrative
       (Net of $537,552, $11,928, and
       $549,480, respectively, stock-based
       compensation) (Note 7) ..................   $   619,564    $   373,342    $  1,310,586
    Stock-based compensation ...................       537,552         11,928         549,480
    Research and development ...................          --          362,342         362,342
    Legal fees, related party (Note 6) .........        20,800         25,900          66,750
    Litigation (Note 9) ........................       150,000           --           150,000
    Depreciation ...............................         2,101          1,671           3,976
                                                   -----------    -----------    ------------
                    Total operating expenses ...     1,330,017        775,183       2,443,134
                                                   -----------    -----------    ------------
                    Operating loss .............    (1,330,017)      (775,183)     (2,443,134)

Interest income ................................           101            234             678
Interest expense ...............................      (112,846)        (2,134)       (115,433)
Gain on derivative liability (Note 5) ..........       159,094           --           159,094
Loss on debt extinguishment (Note 5) ...........      (356,032)          --          (356,032)
                                                   -----------    -----------    ------------
                    Loss before income taxes ...    (1,639,700)      (777,083)     (2,754,827)

Income tax provision (Note 8) ..................          --             --              --
                                                   -----------    -----------    ------------

                    Net loss ...................   $(1,639,700)   $  (777,083)   $ (2,754,827)
                                                   ===========    ===========    ============

Basic and diluted loss per share ...............   $     (0.19)   $     (0.12)
                                                   ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..................     8,639,483      6,557,362
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
                                ==========  ==========  ==========  ==========  ==========  ===========   ===========   ===========

                 See accompanying notes to financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                     October 28,
                                                          For the Year Ended            2003
                                                                May 31,              (Inception)
                                                      --------------------------       through
                                                          2006           2005       May 31, 2006
                                                      -----------    -----------    ------------

Cash flows from operating activities:
    Net loss ......................................   $(1,639,700)   $  (777,083)   $ (2,754,827)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation ..............................         2,101          1,671           3,976
        Gain on derivative liability ..............      (159,094)          --          (159,094)
        Loss on debt extinguishment ...............       356,032           --           356,032
        Stock-based compensation (Note 6) .........       537,552         11,928         549,480
        Changes in current assets and liabilities:
           Increase in prepaid expenses ...........        (4,759)       (25,039)        (46,100)
           Increase in deposits ...................          --             --              (495)
           Increase in accounts payable
             and accrued liabilities ..............       305,794         93,844         389,510
                                                      -----------    -----------    ------------
                 Net cash used in
                     operating activities .........      (602,074)      (694,679)     (1,661,518)
                                                      -----------    -----------    ------------

Cash flows from investing activities:
    Equipment purchases ...........................          (936)        (3,167)         (7,438)
                                                      -----------    -----------    ------------
                 Net cash used in
                     investing activities .........          (936)        (3,167)         (7,438)
                                                      -----------    -----------    ------------

Cash flows from financing activities:
    Capital contributions by officer ..............          --            5,512           5,512
    Proceeds from notes payable issued to
      related parties (Note 5) ....................          --          385,300         501,126
    Proceeds from notes payable issued to
      individuals (Note 4) ........................       509,500        121,000         580,500
    Proceeds from the sale of common stock (Note 6)       245,767           --           785,767
    Payment of offering costs (Note 6) ............       (27,867)          --           (81,867)
                                                      -----------    -----------    ------------
                 Net cash provided by
                     financing activities .........       727,400        511,812       1,791,038
                                                      -----------    -----------    ------------

                     Net change in cash ...........       124,390       (186,034)        122,082

Cash, beginning of period .........................           930        186,964           3,238
                                                      -----------    -----------    ------------

Cash, end of period ...............................   $   125,320    $       930    $    125,320
                                                      ===========    ===========    ============

Supplemental disclosure of cash flow information:
    Income taxes ..................................   $      --      $      --              --
                                                      ===========    ===========    ============
    Interest ......................................   $      --      $       234    $        687
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

The Company plans to develop therapeutic agents for use against the disease associated with Human Immunodeficiency Virus ("HIV"). The Company intends to develop and obtain FDA approval for the use of monoclonal antibodies to treat patients with HIV by protecting the cells of the body's immune system that are otherwise killed by the disease. The Company is continuing the research and development of a treatment for HIV, using technology licensed to it by the Company's president, and may either repeat Phase I trials, if necessary for non-clinical reasons, or with FDA approval, conduct a Phase II(b) study. The Company has not derived any revenues from the licensed technology, but the Company is planning to pursue further clinical trials.
Also the Company acquired a wholly owned subsidiary. Advanced Influenza Technologies Inc (AITI) which has licensed a portfolio of patents from the University of Massachusetts for the development of a family of plasmid-DNA products to protect human subjects against several strains of influenza (the flu). The University has until 1 year from the effective date of the contract to manufacture, successfully test, and deliver to AITI three "seeds" that can be used for the commercial manufacturing of plasmid-DNA products or, in the alternative, a single polyvalent product, depending upon what the FDA might require. In the event the University fails to make timely delivery of these seeds, AITI could then abandon the project with no further financial obligations or could continue with a different timeline.

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

(8)      Income Taxes

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

(9)     Commitments and Contingencies

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

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes we have a strong basis to appeal. This judgement has been accrued on the accompanying financial statements.

(10)     General and Administrative Expenses

General and administrative expenses consist of the following:

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


                                               For The Years Ended
                                                      May 31,
                                             -----------------------
                                                2006         2005
                                             ----------   ----------
          Salaries and payroll taxes......   $  213,295   $  154,879
          Legal ..........................      182,412      116,801
          Consulting .....................       40,686         --
          Other professional fees ........       15,076       35,117
          Patent fees ....................       28,997       18,299
          Insurance ......................       41,810       36,234
          Office, travel, and other ......       97,288       12,012
                                             ----------   ----------
                                             $  619,564   $  373,342
                                             ==========   ==========

(11)     Litigation

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

(12)     Subsequent Events


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