Form 10KSB/A
period 2006-05-31
CYTODYN INC
filed 2006-11-09
CIK 1175680

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

CytoDyn, Inc.



By:  /s/ Allen D. Allen
--------------------------------------------
Allen D. Allen, Chief Executive Officer
Date:  November 9, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Allen D. Allen                                   Date:  November 9, 2006
--------------------------------------------
Allen D. Allen, President, Chief Executive
Officer, Director

/s/ Wellington A. Ewen                               Date:  November 9, 2006
--------------------------------------------
Wellington A. Ewen, Chief Financial Officer,
Director

/s/ Corinne E. Allen                                 Date:  November 9, 2006
--------------------------------------------
Corinne E. Allen, Vice President of Business
Development, Secretary, Treasurer, Director


/s/ Jonathan Leong                                   Date:  November 9, 2006
--------------------------------------------
Jonathan Leong, Director

/s/ Gregory A. Gould                                 Date:  November 9, 2006
--------------------------------------------
Gregory A. Gould, Director/

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                           Page
                                                                         -------

Report of Independent Registered Public Accounting Firm..................  F-2

Balance Sheet at May 31, 2006............................................  F-3

Statements of Operations for the years ended May 31, 2006 and 2005 and the period from October 28, 2003 (inception) through May 31, 2006...  F-4

Statement of Changes in Shareholders' Deficit for the period from October 28, 2003 through May 31, 2006..............................  F-5

Statements of Cash Flows for the years ended May 31, 2006 and 2005 and the period from October 28, 2003 (inception) through May 31, 2006...  F-6

Notes to Financial Statements............................................  F-7

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

As described in Note 14 to the financial statements, the Company has restated its balance sheet as of May 31, 2006 and its statements of operations, changes in shareholders' deficit and cash flows for the year ended May 31, 2006 to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4.


/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
August 25, 2006, except as to Notes 4, 5 (deleted), 6, 7, and 14, which is November 1, 2006

                                  CYTODYN, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                  May 31, 2006

                                     Assets
                                                                  As Restated
                                                                 (See Note 14)
                                                                  -----------
Current Assets:
    Cash ......................................................   $   125,320
    Prepaid expenses ..........................................       303,160
                                                                  -----------
                  Total current assets ........................       428,480

Furniture and equipment, less accumulated
    depreciation of $2,204 (Note 2) ...........................         2,334
Intangible asset, less accumulated
    amortization of $1,722 (Note 3) ...........................         1,128
Deposit .......................................................           495
                                                                  -----------

                                                                  $   432,437
                                                                  ===========

                      Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable ..........................................   $   110,267
    Accrued liabilities .......................................       133,588
    Accrued interest payable ..................................         5,267
    Notes payable, net (Note 4) ...............................        23,863
    Derivative liability (Note 5) .............................          --
    Indebtedness to related parties (Note 6) ..................       393,360
                                                                  -----------
                  Total current liabilities ...................       666,345

Commitments and contingencies (Note 9) ........................       150,000
                                                                  -----------
                  Total liabilities ...........................       816,345
                                                                  -----------

Shareholders' deficit (Note 7):
    Preferred stock, no par value; 5,000,000 shares authorized,
       -0- shares issued and outstanding ......................          --
    Common stock, no par value; 20,000,000 shares authorized,
       9,147,664 shares issued and outstanding ................     3,062,566
    Additional paid-in capital ................................     1,324,509
    Accumulated deficit .......................................    (1,601,912)
    Deficit accumulated during development stage ..............    (3,169,071)
                                                                  -----------
                  Total shareholders' deficit .................      (383,908)
                                                                  -----------

                                                                  $   432,437
                                                                  ===========

                 See accompanying notes to financial statements


                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                  For the Year Ended         October 28, 2003
                                                        May 31,                 (Inception)
                                             ----------------------------         through
                                                 2006            2005          May 31, 2006
                                             ------------    ------------    ----------------
                                              As Restated                       As Restated
                                             (See Note 14)                     (See Note 14)
                                             ------------                    ----------------
Operating expenses:
   General and administrative
    (Net of $792,702, $11,928, and
    $804,630, respectively, stock-based
    compensation) (Note 10) ..............   $    619,564    $    373,342    $      1,310,586
   Stock-based compensation (Note 7) .....        792,702          11,928             804,630
   Research and development ..............           --           362,342             362,342
   Legal fees, related party (Note 6) ....         20,800          25,900              66,750
   Litigation (Note 9) ...................        150,000            --               150,000
   Depreciation ..........................          2,101           1,671               3,976
                                             ------------    ------------    ----------------
         Total operating expenses ........      1,585,167         775,183           2,698,284
                                             ------------    ------------    ----------------
         Operating loss ..................     (1,585,167)       (775,183)         (2,698,284)

Interest income ..........................            101             234                 678
Interest expense .........................       (468,878)         (2,134)           (471,465)
Gain on derivative liability (Note 5) ....           --              --                  --
Loss on debt extinguishment (Note 5) .....           --              --                  --
                                             ------------    ------------    ----------------
         Loss before income taxes ........     (2,053,944)       (777,083)         (3,169,071)

Income tax provision (Note 8) ............           --              --                  --
                                             ------------    ------------    ----------------

         Net loss ........................   $ (2,053,944)   $   (777,083)   $     (3,169,071)
                                             ============    ============    ================

Basic and diluted loss per share .........   $      (0.24)   $      (0.12)
                                             ============    ============

Basic and diluted weighted average
   common shares outstanding .............      8,639,483       6,557,362
                                             ============    ============




                 See accompanying notes to financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Statements of Changes in Shareholders' Deficit

                                                                                                            Deficit
                                                                                                          Accumulated
                                  Preferred Stock         Common Stock         Additional                   During
                                ------------------  ------------------------    Paid-in     Accumulated   Development
                                 Shares    Amount     Shares       Amount       Capital       Deficit        Stage         Total
                                --------  --------  ----------  ------------  ------------  -----------   -----------   -----------
                                                                As Restated   As Restated                 As Restated   As Restated
                                                               (See Note 14) (See Note 14)               (See Note 14) (See Note 14)
                                                                ------------  ------------                -----------   -----------

Balance at October 28, 2003,
 following recapitalization ...     --    $   --     6,252,640   $ 1,425,334  $    23,502   $(1,594,042)  $      --     $  (145,206)
February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share) (Note 7) ........     --        --     1,800,000       486,000         --            --            --         486,000
February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share) .................     --        --        16,667         5,000         --            --            --           5,000
Net loss, year ended
 May 31, 2004 .................     --        --          --            --           --          (7,870)     (338,044)     (345,914)
                                --------  --------  ----------   -----------  -----------   -----------   -----------   -----------
Balance at May 31, 2004 .......     --        --     8,069,307     1,916,334       23,502    (1,601,912)     (338,044)         (120)
July 2004, capital contribution
 by an officer ................     --        --          --            --            512          --            --             512
November 2004, common stock
 warrants granted (Note 7) ....     --        --          --            --         11,928          --            --          11,928
February 2005, capital
 contribution by an officer ...     --        --          --            --          5,000          --            --           5,000
Net loss, year ended
 May 31, 2005 .................     --        --          --            --           --            --        (777,083)     (777,083)
                                --------  --------  ----------   -----------  -----------   -----------   -----------   -----------
Balance at May 31, 2005 .......     --        --     8,069,307     1,916,334       40,942    (1,601,912)   (1,115,127)     (759,763)
June through July 2005,
 sale of common stock less
 offering costs of $27,867
 ($0.75/share) (Note 7) .......     --        --       289,890       189,550         --            --            --         189,550
August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest
 ($0.75/share) (Note 4) .......     --        --       160,110       120,082         --            --            --         120,082
May 2006, common shares issued
 to extinguish convertible
 debt (Note 4) ................     --        --       350,000       437,500         --            --            --         437,500
November 2005, 94,500 warrants
 exercised ($0.30/share)
 (Note 7) .....................     --        --        94,500        28,350         --            --            --          28,350
January through April 2006,
 common shares issued for
 services (Note 7) ............     --        --       183,857       370,750         --            --            --         370,750
January through June 2006,
 warrants issued with
 convertible debt (Note 4) ....     --        --          --            --        274,950          --            --         274,950
January through May 2006,
 beneficial conversion feature
 of convertible debt (Note 4) .     --        --          --            --        234,550          --            --         234,550
March through May 2006, stock
 options granted to
 consultants (Note 7) .........     --        --          --            --        687,726          --            --         687,726
March 2006, stock options
 issued to extinguish debt
 (Note 4) .....................     --        --          --            --         86,341          --            --          86,341
Net loss, year ended
 May 31, 2006 .................     --        --          --            --           --            --      (2,053,944)   (2,053,944)
                                --------  --------  ----------   -----------  -----------   -----------   -----------   -----------
Balance at May 31, 2006 .......     --    $   --     9,147,664   $ 3,062,566  $ 1,324,509   $(1,601,912)  $(3,169,071)  $  (383,908)
                                ========  ========  ==========   ===========  ===========   ===========   ===========   ===========


                 See accompanying notes to financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                          For the Year Ended       October 28, 2003
                                                               May 31,                (Inception)
                                                     --------------------------         through
                                                         2006           2005         May 31, 2006
                                                     -----------    -----------    ----------------
                                                     As Restated                     As Restated
                                                    (See Note 14)                   (See Note 14)
                                                     -----------                   ----------------
Cash flows from operating activities:
   Net loss ......................................   $(2,053,944)   $  (777,083)   $     (3,169,071)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation ................................         2,101          1,671               3,976
     Gain on derivative liability ................          --             --                  --
     Loss on debt extinguishment .................          --             --                  --
     Additional interest on debt
       conversion (Note 4) .......................       356,032           --               356,032
     Stock-based compensation (Note 6) ...........       792,702         11,928             804,630
     Changes in current assets and liabilities:
       Increase in prepaid expenses ..............        (4,759)       (25,039)            (46,100)
       Increase in deposits ......................          --             --                  (495)
       Increase in accounts payable
        and accrued liabilities ..................       305,794         93,844             389,510
                                                     -----------    -----------    ----------------
           Net cash used in
            operating activities .................      (602,074)      (694,679)         (1,661,518)
                                                     -----------    -----------    ----------------

Cash flows from investing activities:
   Equipment purchases ...........................          (936)        (3,167)             (7,438)
                                                     -----------    -----------    ----------------
           Net cash used in
            investing activities .................          (936)        (3,167)             (7,438)
                                                     -----------    -----------    ----------------

Cash flows from financing activities:
   Capital contributions by officer ..............          --            5,512               5,512
   Proceeds from notes payable issued to
    related parties (Note 5) .....................          --          385,300             501,126
   Proceeds from notes payable issued to
    individuals (Note 4) .........................       509,500        121,000             580,500
   Proceeds from the sale of common stock (Note 6)       245,767           --               785,767
   Payment of offering costs (Note 6) ............       (27,867)          --               (81,867)
                                                     -----------    -----------    ----------------
           Net cash provided by
            financing activities .................       727,400        511,812           1,791,038
                                                     -----------    -----------    ----------------

            Net change in cash ...................       124,390       (186,034)            122,082

Cash, beginning of period ........................           930        186,964               3,238
                                                     -----------    -----------    ----------------

Cash, end of period ..............................   $   125,320    $       930    $        125,320
                                                     ===========    ===========    ================

Supplemental disclosure of cash flow information:
   Income taxes ..................................   $      --      $      --                  --
                                                     ===========    ===========    ================
   Interest ......................................   $      --      $       234    $            687
                                                     ===========    ===========    ================

   Non-cash investing and financing transactions:
    Net assets acquired in exchange for common
     stock in CytoDyn/Rexray business
     combination (Note 1) ........................   $      --      $      --      $          7,542
                                                     ===========    ===========    ================
    Common stock issued to former officer to
     repay working capital advance ...............   $      --      $      --                 5,000
                                                     ===========    ===========    ================
    Common stock issued for debt (Note 4) ........   $   120,082    $      --      $        120,082
                                                     ===========    ===========    ================
    Options to purchase common stock issued
     for debt (Note 7) ...........................   $    86,341    $      --      $         86,341
                                                     ===========    ===========    ================
    Common stock issued for convertible
     debt (Note 4) ...............................   $   437,500    $      --      $        437,500
                                                     ===========    ===========    ================


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

Also, on July 17, 2006, the Company acquired a wholly owned subsidiary (see Note
12). Advanced Influenza Technologies Inc (AITI) which has licensed a portfolio of patents from the University of Massachusetts for the development of a family of plasmid-DNA products to protect human subjects against several strains of influenza (the flu). The University has until one year from the effective date of the contract to manufacture, successfully test, and deliver to AITI three "seeds" that can be used for the commercial manufacturing of plasmid-DNA products or, in the alternative, a single polyvalent product, depending upon what the FDA might require. In the event the University fails to make timely delivery of these seeds, AITI could then abandon the project with no further financial obligations or could continue with a different timeline.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Recent accounting pronouncements

In November 2004, FASB issued FASB Statement No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, FASB Statement No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. The new standard is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We will adopt the FASB Statement No. 151 on January 1, 2006, and we do not expect its adoption to have a material effect on our financial position, results of operations, or cash flows.

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

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, "Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)". EITF Issue No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The Task Force also specifies the accounting for government subsidies related to these arrangements. EITF Issue No. 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 05-5 is not expected to

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


have a material impact on our financial position, results of operations or cash flows.

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

(2)      Property and Equipment

Property and equipment are as follows at May 31, 2006:

Equipment                       $     2,816
Furniture                             1,722
                                -----------
  Total                               4,538
Less accumulated depreciation        (2,204)
                                -----------
  Net property and equipment    $     2,334
                                ===========

Depreciation expense for 2006 was $2,204

(3)      Intangible Assets

Intangibles are as follows at May 31, 2006:

                                  Website
                                -----------
Cost                            $     2,900
Less accumulated amortization        (1,772)
                                -----------
  Net intangibles               $     1,128
                                ===========

Estimated annual amortization expense at May 31, 2006:

       Fiscal year ended
--------------------------------
            5/31/2007                   967
            5/31/2008                   161

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Amortization expense for 2006 was $967.

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

The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Pursuant to APB No. 14, the Company valued the warrants at their relative fair value of $274,950. To recognize the relative fair value of the warrants, the Company discounted the notes and increased additional paid in capital in the financial statements. The discount is amortized over the term of the notes. During the year ended May 31, 2006, the Company amortized $56,846 of the discount.

In accordance with EITF 98-5 and EITF 00-27, the Company valued the intrinsic value of the embedded beneficial conversion feature related to the option for conversion into the Company's common stock at $234,550. To recognize the beneficial conversion feature, the Company discounted the notes and increased additional paid-in capital in the accompanying consolidated financial statements. The discount is amortized over one year. During the year ended May 31, 2006, the Company amortized $48,485 of the discount.

During May 2006, convertible notes totaling $437,500 were converted to 350,000 shares of common stock. Pursuant to EITF 00-27, the Company recognized the amortized discount of $356,032 as additional interest expense.

Following is a schedule of the convertible notes payable net of discount at May 31, 2006:

Notes Payable                     $  509,500
Less converted                      (437,500)
Warrants discount                    (25,977)
Beneficial conversion discount       (22,160)
                                  ----------
                                  $   23,863
                                  ==========

(5)      Intentionally Deleted

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

A former director has provided legal services to the Company over the past several years. As of May 31, 2005, the Company owed the former director $87,185 for legal services. During the year ended May 31, 2006, the Company incurred an additional $13,800 in legal services and repaid the former director $30,000. The Company also extinguished $24,000 by issuing 60,000 options to purchase the Company's common stock at $2.28 per share and recognized an additional $134,344 in stock-based compensation. The remaining balance of $46,985 is included in the accompanying financial statements as "Indebtedness to related parties". As of May 31, 2006, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the former director will continue to provide legal services in the future.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

The fair value for the warrants granted during the year ended May 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


           Risk-free interest rate....................         2.00%
           Dividend yield.............................         0.00%
           Volatility factor..........................         0.00%
           Weighted average expected life.............       5 years

During the year ended May 31, 2006, the Company issued warrants to purchase 407,600 shares of the Company's common stock at $2.50 per share in conjunction with its issuance of convertible debt. (See Note 4, above.) The Company recognized the relative fair value of the warrants in the amount of $274,950 in additional paid in capital.

On March 20, 2006, the Company issued non-qualifying options to purchase 50,000 shares of its common stock at $2.28 per share to consultants. The options vested immediately and expire in ten years. The Company valued the options at $2.64 per share using the Black-Scholes option pricing model and recognized $131,953 as stock-based compensation. The Company also issued non-qualifying options to purchase 60,000 shares of its common stock at $2.28 per share to extinguish $24,000 debt to a related party and recognized an additional $134,344 as stock based compensation. (See Note 6, above.)

On March 20, 2006, the Company issued non-qualifying options to purchase 340,000 shares of its common stock at $2.28 per share to directors and consultants. Twenty-five percent of the options vested immediately and the balance vest 1/48 per month over four years. The Company valued the options at $2.64 per share using the Black-Scholes option pricing model and recognized $252,363 as stock-based compensation.

On March 20, 2006, the Company issued non-qualifying options to purchase 83,122 shares of the Company's common stock at $0.75 per share to a related party. (See
Note 5, above.) The options vested immediately. The Company valued the options at $212,721 and recognized $150,380 as stock-based compensation and $62,341 as debt reduction.

On May 15, 2006, the Company issued non-qualifying options to purchase 50,000 shares of its common stock 25,000 at $1.96 per share. Twenty-five percent of the options vested immediately and the balance vest 1/48 per month over four years. The Company valued the options at $2.27 per share using the Black-Scholes options pricing model and recognized $18,686 as stock-based compensation.

The fair value for the warrants granted during the year ended May 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Risk-free interest rate....................     4.61% - 5.15%
           Dividend yield.............................         0.00%
           Volatility factor..........................   146.03% - 150.53%
           Weighted average expected life.............     5 - 10 years

Stock Options - Employees

During May 2004, the Company granted 150,000 common stock options to an officer with exercise prices ranging from $.50 to $1.50 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $.30 per share base on contemporaneous sales of

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended May 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Risk-free interest rate....................         3.00%
           Dividend yield.............................         0.00%
           Volatility factor..........................         0.00%
           Weighted average expected life.............       3.years

The fair value for the options granted during the fiscal year ended May 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Risk-free interest rate....................         4.66%
           Dividend yield.............................         0.00%
           Volatility factor..........................       146.03%
           Weighted average expected life.............        10.00

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


                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



                                                        For The Years Ended        October 28, 2003
                                                              May 31,                (Inception)
                                                   ----------------------------        through
                                                       2006            2005          May 31, 2006
                                                   ------------    ------------    ----------------
Net loss, as reported                              $ (2,053,944)   $   (777,083)   $     (3,169,071)

Add:  Stock-based employee compensation                    --              --                  --
expense included in reported net income, net of
related tax effects

Deduct: Total stock-based employee                     (107,775)           --              (107,775)
                                                   ------------    ------------    ----------------
compensation expense determined under fair
value based method for all awards, net of
related tax effects

Proforma net income                                $ (2,161,719)   $   (777,083)   $     (3,276,846)
                                                   ============    ============    ================

Basic and diluted earnings per share as reported   $      (0.24)   $      (0.12)
Basic and diluted earnings per share proforma      $      (0.25)   $      (0.12)

The following schedule summarizes the changes in the Company's outstanding stock awards:

                                Awards           Awards           Awards
                              Outstanding      Exercisable      Exercisable       Weighted
                            --------------   --------------   --------------       Average
                               Number of        Number of     Exercise Price   Exercise Price
                                Shares           Shares          Per Share        Per Share
                            --------------   --------------   --------------   --------------
Balance at May 31, 2005            576,000          476,000   $0.30 to $1.50    $      0.48
  Awards granted                 1,050,722          744,285   $0.75 to $2.95    $      2.28
  Awards vested                          -           50,000       $1.00         $      1.00
  Awards exercised                 (94,500)         (94,500)      $0.30         $     (0.30)
  Awards canceled/expired                -                -                -    $       -
                            --------------   --------------   --------------   --------------
Balance at May 31, 2006          1,532,222        1,175,785   $0.30 to $2.95    $       1.71

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(8)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                 For the Years Ended
                                                 May 31,      May 31,
                                                  2006         2005
                                               ----------   ----------
       U.S. statutory federal graduated rate       34.00%       34.00%
       State income tax rate,
         net of federal benefit ............        3.06%        3.06%
       Net operating loss for which no tax
          benefit is currently available ...      (37.06%)     (37.06%)
                                               ----------   ----------
                                                    0.00%        0.00%
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

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes it is reasonably possible that we will not prevail on appeal. A $150,000 liability has been accrued on the Company's accompanying financial statements.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


(10)     General and Administrative Expenses

General and administrative expenses consist of the following:

                                               For The Years Ended
                                                     May 31,
                                             -----------------------
                                                2006         2005
                                             ----------   ----------
            Salaries and payroll taxes ...   $  213,295   $  154,879
            Legal ........................      182,412      116,801
            Consulting ...................       40,686         --
            Other professional fees ......       15,076       35,117
            Patent fees ..................       28,997       18,299
            Insurance ....................       41,810       36,234
            Office, travel, and other ....       97,288       12,012
                                             ----------   ----------
                                             $  619,564   $  373,342
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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Background
Cytodyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in

Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectual property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.

Maya LLC v. CytoDyn, et al
--------------------------
Superior Court of Los Angeles Van Nuys Case # EC041590
-----------------------------------------------------
Maya LLC filed an action in Van Nuys, California alleging a smorgasbord of complaints against CytoDyn and two of its officers, some of which have been dismissed on demurrer without leave to amend, some of which can be amended, and some of which have been sustained but with a request from Maya's attorney that CytoDyn's attorneys agree to an amended complaint. Management believes that these events reflect a retaliatory and frivolous action on the part of Maya. Although the outcome of litigation is uncertain, CytoDyn's in-house counsel believes an outcome unfavorable to CytoDyn is highly unlikely .

(13)    Subsequent Events

On July 17, 2006 we acquired Advanced Influenza Technologies, Inc. (AITI) as a wholly owned subsidiary. AITI has licensed a portfolio of patents from the University of Massachusetts for the development of a family of plasmid-DNA products to protect human subjects against several strains of influenza (the flu). The University has until one year from the effective date of the contract to manufacture, successfully test, and deliver to AITI three "seeds" that can be used for the commercial manufacturing of plasmid-DNA products or, in the alternative, a single polyvalent product, depending upon what the FDA might require. In the event the University fails to make timely delivery of these seeds, AITI could then abandon the project with no further financial obligations or could continue with a different timeline.

(14)     Restatement

The Company has restated its May 31, 2006 Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 4. The beneficial conversion feature was originally bifurcated, valued at its fair value, and classified as a derivative liability pursuant to SFAS 133.

As discussed in Note 4, because the value of the shares due upon conversion at the option of the holder is fixed at $1.25 per share, it is considered conventional convertible debt and it has been valued at its intrinsic value under EITF 98-5, classified as equity, with interest expense recognized over the life of the debt.

The Company is also correcting an error in accounting for its stock-based compensation. The Company previously used weekly stock quotes to compute volatility used in the Black Scholes model for option pricing. The Company recalculated volatility using daily quotes.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


The following sets forth the effects of the restatement discussed above. Amounts reflected "As Previously Reported" represent those amounts included in the Company's initial annual report on Form 10-KSB for the year ended May 31, 2006.



                                  Balance Sheet
                                  May 31, 2006

                                          As
                                      Previously
                                       Reported      Adjustment    As Restated
                                     -----------    -----------    -----------
Derivative liability                 $    75,456    $   (75,456)   $      --
Total current liabilities            $   741,801    $   (75,456)   $   666,345
Total liabilities                    $   891,801    $   (75,456)   $   816,345

Additional paid in capital           $   834,809    $   489,700    $ 1,324,509
Deficit accumulated during
 development stage                   $(2,754,827)   $  (414,244)   $(3,169,071)
Total shareholders' deficit          $  (459,364)   $    75,456    $  (383,908)



                             Statement of Operations
                                  May 31, 2006

                                          As
                                      Previously
                                       Reported      Adjustment    As Restated
                                     -----------    -----------    -----------
Stock-based compensaton              $   537,552    $   255,150    $   792,702
Interest expense                     $  (112,846)   $  (356,032)   $  (468,878)
Gain on derivative liability         $   159,094    $  (159,094)   $      --
Gain (loss) on debt extinguishment   $  (356,032)   $   356,032    $      --
Loss before income taxes             $(1,639,700)   $  (414,244)   $(2,053,944)
Net loss                             $(1,639,700)   $  (414,244)   $(2,053,944)
Basic and diluted loss per share     $     (0.19)   $     (0.05)   $     (0.24)

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



                  Statement of Changes in Shareholders' Deficit
                                  May 31, 2006

                                          As
                                      Previously
                                       Reported      Adjustment    As Restated
                                     -----------    -----------    -----------
January through May 2006,
 beneficial conversion on
 convertible note payable
 (additional paid in capital)        $      --      $   234,550    $   234,550
March though May 2006, stock
 options granted to consultants      $   432,576    $   255,150    $   687,726
Net loss, year ended May 31, 2006    $(1,639,700)   $  (414,244)   $(2,053,944)
Balance, December 31, 2005
  Additional paid in capital         $   834,809    $   489,700    $ 1,324,509
  Deficit Accumulated During
   Development Stage                 $(2,754,827)   $  (414,244)   $(3,169,071)
  Total                              $  (459,364)   $    75,456    $  (383,908)



                            Statement of Cash Flows
                                  May 31, 2006

                                          As
                                      Previously
                                       Reported      Adjustment    As Restated
                                     -----------    -----------    -----------
Net loss                             $(1,639,700)   $  (414,244)   $(2,053,944)
Gain on derivative liability         $  (159,094)   $   159,094    $      --
Loss on debt extinguishment          $   356,032    $  (356,032)   $      --
Additional interest on debt
 conversion                          $      --      $   356,032    $   356,032
Stock-based compensation             $   537,552    $   255,150    $   792,702
Net cash used in operating
 activities                          $  (602,074)   $      --      $  (602,074)