Form 10QSB
period 2006-08-31
CYTODYN INC
filed 2006-12-06
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  August 31, 2006             Commission File Number 000-49908
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

                                 (505) 988-5520
              (Registrant's telephone number, including area code)
                   (Former address, changed sine last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X     No
                                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                             11,225.264
--------------------------                             ---------
         Class                               Number of shares outstanding
                                                 at November 28, 2006

Transitional Small Business Disclosure Format:        Yes        No  X
                                                          ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes        No  X
                                      ---       ---

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  FINANCIAL INFORMATION
        ---------------------

Item 1  Financial Statements

          Consolidated Balance Sheets As of August 31 2006 (unaudited)
           and May 31, 2006 (audited)                                         2

          Consolidated Statements of Operations Three Months ended
           August 31, 2006 (unaudited) from Inception October 28, 2003
           to August 31, 2006 (unaudited)                                     3

          Consolidated Statements of Cash Flows for the Three Months
             ended August 31, 2006 (unaudited) and from Inception
             October 28, 2003to August 31, 2006 (unaudited)                   4

          Notes to Consolidated Financial Statements                          6

Item 2    Management's Discussion and Analysis or Plan of Operation          14

Item 3    Controls and Procedures                                            19

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                  20

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        22

Item 3    Defaults Upon Senior Securities                                    22

Item 4    Submission of Matters to a Vote of Security Holders                22

Item 5    Other Information                                                  22

Item 6    Exhibits

Part I Item 1. Financial Statements


Part I, Item 1. Financial Statements

                                 CYTODYN, INC.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                     Assets
                                                                     August 31, 2006      May 31, 2006
Current Assets:                                                        (unaudited)          (audited)
                                                                     ---------------    ---------------
   Cash ..........................................................   $       502,840    $       125,320
   Prepaid Insurance .............................................            26,164             36,100
   Prepaid Sponsored Research ....................................           162,800               --
                                                                     ---------------    ---------------

              Total current assets ...............................           691,804            161,420

Furniture and equipment, less accumulated
   depreciation of $2,583 (Note 4) ...............................             2,948              2,334


License Agreements ...............................................           150,000               --
Intangible asset, less accumulated
   amortization of $2,014  (Note 5) ..............................               886              1,128
Deposit ..........................................................               495                495
                                                                     ---------------    ---------------

                                                                     $       846,133    $       165,377
                                                                     ===============    ===============

                      Liabilities and Shareholders' Deficit

Current Liabilities:
   Accounts payable ..............................................           104,809    $       110,267
   Accrued liabilities ...........................................           133,588            133,588
   Accrued interest payable ......................................             7,373              5,267
   Convertible notes payable, net (Note 7) .......................            11,336             23,863
   Indebtedness to related parties (Note 9) ......................           455,702            393,360
                                                                     ---------------    ---------------
              Total current liabilities ..........................           712,807            666,345

Commitments and contingencies ....................................           150,000            150,000
                                                                     ---------------    ---------------
              Total liabilities ..................................           862,807            816,345
                                                                     ---------------    ---------------

Shareholders' deficit :
   Preferred stock, no par value; 5,000,000 shares authorized,
      -0- shares issued and outstanding ..........................              --                 --
   Common stock, no par value; 20,000,000 shares authorized,
      11,225,264 shares issued and outstanding ...................         3,160,566          3,062,566
   Stock for Services ............................................          (168,517)          (267,060)
   Additional paid-in capital ....................................         2,400,194          1,324,509
   Accumulated deficit ...........................................          (637,934)        (1,601,912)
   Deficit accumulated during development stage ..................        (4,770,983)        (3,169,071)
                                                                     ---------------    ---------------
              Total shareholders' deficit ........................           (16,674)          (650,968)
                                                                     ---------------    ---------------

                                                                     $       846,133    $       165,377
                                                                     ===============    ===============


                                 CYTODYN, INC.
                         (A Development Stage Company)
                        Condensed Statements of Operation
                                  (Unaudited)


                                                  Three Months Ended           October 28, 2003
                                                      August 31,                  (Inception)
                                         ----------------------------------         through
Operating expenses:                            2006               2005         August 31, 2006
                                         ---------------    ---------------    ---------------
   General and administrative (Note 6)   $       229,481    $        67,057    $     1,538,187
   Stock-based compensation:
              Consultants ............           149,950               --              954,580
   Amortization / Depreciation .......               620                488              4,596
   Research and Development ..........           171,741               --              534,083
   Legal Fees ........................              --                 --               66,750
   Commitments and Contigencys .......              --                 --              150,000
                                         ---------------    ---------------    ---------------
              Total operating expenses           551,792             67,545          3,248,196
                                         ---------------    ---------------    ---------------
              Operating loss .........          (551,792)           (67,545)        (3,248,196)

Interest income ......................               439                 14              1,117
Interest expense:
   Interest on convertible debt ......           (86,579)              --             (558,044)
                                                                               -    ----------
   Other .............................              --               (1,880)            (1,880)
                                         ---------------    ---------------    ---------------
              Loss before income taxes          (637,932)           (69,411)        (3,807,003)

Income tax provision .................              --                 --                 --
                                         ---------------    ---------------    ---------------

               Net loss ..............   $      (637,932)   $       (69,411)   $    (3,807,003)
                                         ===============    ===============    ===============

Basic and diluted loss per share .....   $         (0.06)   $         (0.01)
                                         ===============    ===============

Basic and diluted weighted average
   common shares outstanding .........        10,156,751          8,489,453
                                         ===============    ===============



                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                Three Months Ended          October 28, 2003
                                                                    August 31,                (Inception)
                                                         -------------------------------        through
                                                              2006             2005         August 31, 2006
                                                         --------------    -------------    ---------------

Cash flows from operating activities:
     Net loss ........................................   $     (637,933)   $     (57,892)   $    (3,807,004)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Amortization /Depreciation ...................             (373)            --                3,603
        Additional interest on debt
                 conversion ..........................           (8,027)            --              348,005
        Stock-based compensation .....................          804,630
        Changes in current assets and liabilities:
                 Increase in prepaid expenses ........          276,995             --              230,895
                 Increase in deposits ................             --               --                 (495)
                 Increase in accounts payable
                     and accrued liabilities .........           (5,456)            --              384,054
        Net cash used in
                 operating activities ................         (374,794)         (57,892)        (2,036,312)
                                                         --------------    -------------    ---------------

Cash flows from investing activities:
     Property and equipment purchases ................             --               (936)            (7,438)
                                                         --------------    -------------    ---------------

        License Agreement ............................         (150,000)            --             (150,000)
        Prepaid Sponsored Research Agreement .........         (162,800)            --             (162,800)
        Net cash used in
        investing activities .........................         (312,800)            (936)          (320,238)
                                                         --------------    -------------    ---------------

Cash flows from financing activities:
     Capital contributions by president ..............             --               --                5,512
     Proceeds from notes payable issued to
        related parties (Note 9) .....................           (4,500)           5,197            496,625
     Proceeds of notes payable to related
        parties (Note 9) .............................           62,341          (38,324)            62,341
     Proceeds from notes payable issued to individuals           92,500             --              673,000
     Stock options vested ............................           49,786             --               49,786
     Proceeds from the sale of common stock ..........           97,000          217,418            882,767
     Payments for offering costs .....................             --            (27,867)           (81,867)
     Stock for Services ..............................         (168,517)            --             (168,517)
     Proceeds from acqusition of AITI ................          934,399             --              934,399
     Accrued Interest payable ........................            2,106             --                2,106
                                                         --------------    -------------    ---------------
        Net cash provided by
        financing activities .........................        1,065,115          156,424          2,856,152
                                                         --------------    -------------    ---------------

        Net change in cash ...........................          377,521           97,596            499,602

Cash, beginning of period ............................          125,319              930              3,238
                                                         --------------    -------------    ---------------

Cash, end of period ..................................   $      502,840    $      98,526    $       502,840
                                                         ==============    =============    ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Income taxes .................................   $         --      $        --      $          --
                                                         ==============    =============    ===============
        Interest .....................................   $          439    $          14    $         1,126
                                                         ==============    =============    ===============



                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)


     Non-cash investing and financing transactions:
        Net assets acquired in exchange for common
                 stock in CytoDyn/Rexray business
                  combination (Note 1) ...............   $         --      $        --      $         7,542
                                                         ==============    =============    ===============

        Common stock issued to former officer to
                 repay working capital advance .......   $         --      $        --      $         5,000
                                                         ==============    =============    ===============
        Common stock issued for debt .................   $         --      $        --      $       120,082
                                                         ==============    =============    ===============
        Options to purchase common stock issued
                 for debt ............................   $         --      $        --      $        86,341
                                                         ==============    =============    ===============
        Common stock issued for convertible
                 debt (Note 7) .......................   $       92,500    $     122,748    $       437,000
                                                         ==============    =============    ===============

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


1 - Organization:

The Company was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). The Company entered the development stage effective October 28, 2003 and follows Statements of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". On October 27, 2003, Rexray changed its name to CytoDyn, Inc.

2 - Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The results of the operations for the three months ended August 31, 2006 are not for the entire year. The review of the August 31, 2006 financial statements by our independent certified public accounts has not yet been completed due to force majure. We expect their review to be completed shortly.

The audited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2006 and 2005 and notes thereto in the Company's annual report on Form 10-KSB for the year ended May 31, 2005, filed with the Securities and Exchange Commission on November 9, 2006. In the opinion of management, all adjustments consisting only necessarily indicative of the results that may be expected of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended August 31, 2006 and 2005 and the Period October 28, 2003 (Date of Inception) through August 31, 2006, (b) the financial position at August 31, 2006, and (c) cash flows for the three month period ended August 31, 2006 and 2005, and the Period October 28, 2003 (Date of Inception) through August31, 2006, have been made.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

Acquisition - On July 18, 2006 CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation, to purchased all 1,000 issued and outstanding

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc stock. Pursuant to the agreement, Company acquired 675,000 in cash of which $162,800 was paid to the University of Massachusetts for the development of the seeds, leaving net available funds of $512,200. In addition to the cash, Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of August 31, 2006.

Furniture, Equipment and Depreciation - Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition.

Impairment of Long-Lived Assets - The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three months ended August 31, 2006.

Research and Development - Research and development costs are expensed as incurred.

Financial Instruments - At August 31, 2006, the fair value of the Company's financial instruments are the approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS No. 123R"). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly the Company adopted this standard on June 1, 2006.

SFAS No. 123R provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning June 1, 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS No. 123.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


The Company adopted the modified prospective application of SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), for all options and warrants issued to employees and directors during the three month period ended August 31, 2006 and, as a result, has not restated its financial results for prior periods.

Prior to June 1, 2006, the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation. As provided for by SFAS No. 123, the Company had elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense had been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan. The Company accounts for common stock, stock options, and warrants granted to non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield at the grant date.

For all awards granted prior to June 1, 2006, the unearned deferred fair value of stock-based compensation was recognized as an expense on a straight-line basis over the remaining requisite service period, ranging from three months to four years.

In certain circumstances, the Company issued common stock for invoiced services, to pay creditors and in other similar situations. In accordance with Emerging Issues Task Force 96-18 ("EITF 96-18"), payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement. For the three month period ended August 31, 2006, Company has a balance of $168,516 for stock for services.

The estimated fair value of warrants granted was determined in accordance with SFAS No. 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions. Risk free interest rate of 5.0% to 5.2%; dividend yield 0%; volatility 153.3% and expected life of five years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the common stock of an appropriate proxy company. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on expectations regarding future exercises of options which generally vest over three to ten years.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, the Company estimated future unvested option forfeitures at 0% as of August 31, 2006 and incorporated this rate in estimated fair value of employee option grants.

As a result of adopting SFAS No. 123R, the Company's operating loss, loss before income taxes, and net loss were approximately 50,000 lower for the three months ended August 31, 2006, than if the Company had continued to account for stock based compensation under APB Opinion No. 25. The impact to basic and diluted weighted averages was less than $0.01.

There was no impact on operating results and per share information had the Company accounted for stock based compensation in accordance with SFAS No. 123R for the three months ended August 31, 2005.


                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


Net cash proceeds from the exercise of stock options and warrants were $0 for the three months ended August 31, 2006. At August 31, 2006, there was $746,789 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 4.0 years.

The following table represents stock option and warrants activity as of and for the three months ended August 31, 2006.
                                                                      Weighted
                                                         Weighted     Average
                                                          Average    Remaining    Aggregate
                                               Number    Exercise   Contractual   Intrinsic
                                             of shares    Price         Life        Value
                                             ---------   --------   -----------   ---------
Options outstanding - May 31, 2006           1,532,222    $1.73
Granted                                         74,000     2.50
Exercised                                            -        -
Forfeited/expired/cancelled                          -        -
Options Outstanding  -August 31, 2006        1,606,222    $1.76      6.76 years   $ 615,000
                                             ---------   --------   -----------   ---------
                                             1,251,702    $1.63      6.10 years   $ 612,500
                                             ---------   --------   -----------   ---------
Outstanding Exercisable - August 31, 2006

The total grant date fair value of options vested during the three months ended August 31, 2006 and 2005 was $47,000 and $0 respectively.


Earnings (Loss) per Common Share -. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month period ended August 31, 2006, the basic and diluted weighted average shares outstanding are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation. With a net (loss) of ($637,690), the Per-Share amount is equal to ($.06). For the three months ended August 31, 2006 1,606,222 options and warrants and 54,000 shares of common stock related to convertible debt were excluded for earnings (loss) per share. The weighted average shares outstanding for the three month period ended August 31, 2006 is 10,156,751.

Reclassification - Certain prior period amounts have been reclassified to comply with current period presentation.

Segments of an Enterprise and Related Information - Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") replaces the industry segment approach under previously issued pronouncements with the management approach. The management approach designates the internal organization that is used by management for allocating resources and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. At present, the Company only operates in one segment.

3 - Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for our fiscal year beginning July 1, 2006. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We anticipate that SFAS 155 will not have a material impact on our financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. Entities shall adopt this statement as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date that an entity adopts the requirements of this statement. We anticipate that SFAS 156 will not have a material impact on our financial statements.

In September 2006, Statement 157, Fair Value Measurements, was issued by the FASB and is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.

In September 2006, SFAS 158, "Employers' Accounting for Defined Benefit Pensions and Other Post-Retirement Plans" ("SFAS 158"), was issued by the FASB and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB no. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to materially impact the consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.


4 - Property and Equipment - Property and equipment are as follows at August 31, 2006:


Office Equipment
Furniture                                       $      1,721
Computer Equipment                                     3,809
                                                ------------
  Total                                         $      5,531
Less: Accumulated depreciation                        (2,583)
                                                ------------
  Net property and equipment                    $      2,948
                                                ============


5 - Intangible Assets - Intangibles are as follows at August 31, 2006:

                                                   Website
                                                ------------
Cost                                            $      2,900
Less accumulated amortization                         (2,014)
                                                ------------
  Net intangibles                               $        886
                                                ============

6 - General and Administrative Expenses - General and administrative expenses consist of the following:

                                         August 31,
                                ---------------------------
                                    2006           2005
                                ------------   ------------
Salaries and payroll taxes ..   $     83,750   $     42,798
Legal .......................         31,989
Consulting ..................         22,000
Other professional fees .....         11,800          1,000
Patent fees .................            130          4,964
Insurance ...................          8,379         10,177
Office, travel, and other ...         71,433          8,118
                                ------------   ------------
                                $    229,481   $     67,057
                                ============   ============

7 - Convertible Notes Payable - During the year ended May 31, 2006, the Company issued convertible promissory notes and 407,600 warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. The notes bear

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


interest at five percent per annum and mature in January and February 2007. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and accrued interest with common stock at the rate of $1.25 per share.

The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded the original issue discount based on the fair value of the warrants. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and EITG Issue No. 00-27, Application of Issue Mo. 98-5 to Certain Convertible Instruments ("EITF 00-27"), the Company recorded the intrinsic value of the embedded beneficial conversion feature related to the option for conversion into the Company's common stock. To recognize the original issue discount and the beneficial conversion feature, the Company discounted the notes and increased additional paid-in capital. The discount is amortized over the life of the debt. During the three month period ended August 31, 2006, the Company amortized approximately $84,000 of the discounts which is included as a component of interest expense.

During the three months ended August 31, 2006, the Company issued convertible promissory notes and 74,000 warrants to purchase common stock to individuals in exchange for proceeds totaling $92,500. These notes and warrants were issued with the same terms as the convertible notes and warrants issued during the year ended May 31, 2006. The Company followed the accounting prescribed in the preceding paragraph. As of August 31, 2006, the face amount and unamortized discount related to convertible notes was $67,500 and $56,164 respectively.

8 - Commitments and Contingencies - Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., (predecessor company) Allen
D. Allen, Corinne E. Allen, Ronald J. Tropp, Brian J. McMahon , Daniel M. Strickland, M.D. and unknown others designated as "Does 101-150".

The Cross-Complaint was settled pursuant to a settlement agreement entered into by the parties involved. The terms of the agreement are confidential.

In connection with that settlement, Mr. Lewis and Maya LLC were awarded by the Los Angeles Superior Court attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes it is reasonably possible that we will not prevail on appeal. A $150,000 liability entitled "Commitments and contingencies" has been accrued on the Company's balance sheet.

9 - Related Party Transactions - As of August 31, 2005, the Company owed two officers promissory notes totaling of $71,375. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 remained unpaid at August 31, 2006 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A former director has provided legal services to the Company over the past several years. As of August 31, 2006, the Company owed the former director $46,985 and it is included in the accompanying financial statements as

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


"Indebtedness to related parties"as of August 31, 2005. As of August 31, 2006, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the former director will continue to provide legal services in the future.

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

Under the terms of this agreement:

     - The Company may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III studies for Cytolin.
     - The Company granted 83,122 non-qualified stock options with an exercise price of $.75 per share that vested immediately and are exercisable over 5 years.
     - The Company will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
     - The Company will pay $275,000 to Symbion once the Company's secondary financing is received.


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


10 - Subsequent Events - The Company has no subsequent events for the period ending August 31, 2006.

Part I. Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis provides information which management of CytoDyn, Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended May 31, 2006, including the audited financial statements and notes included therein. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe," "expect," "estimate," "anticipate," "intend," "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may," "will," "should," "plans," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial Performance Summary

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the audited financial statements for the three-month period ended August 31, 2006. The review of the August 31, 2006 financial statements by our independent certified public accounts has not yet been completed due to force majure. We exepct their review to be completed shortly. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements contained herein and notes attached thereto. This information should also be read in conjunction with the information contained in our annual report on Form 10-KSB for the fiscal year ended May 31, 2006, including the audited financial statements and notes included therein.

Historical financial information presented is that of CytoDyn, Inc., pursuant to the Share Exchange Agreement.

Comparison of Historical Results - Quarter Ended August 31, 2006 and Quarter Ended August 31, 2005

REVENUES. Overall net revenues for the quarter ended August 31, 2006 were $0, as compared to $0 for the quarter ended August 31, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consisted of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the quarter ended August 31, 2006 were $229,481, as compared to general and administrative expenses of $67,057 for the quarter ended August 31, 2005. These general and administrative costs have increased as our activity levels have increased in connection with the decision to change our business from a shell company to an operating company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenditures for the quarter ended August 31, 2006 were $171,741, as compared to research and development expenditures of $0 for the quarter ended August 31, 2005. These research and development expenses increased due to expenses associated with the AITI transaction.

NET INCOME (LOSS). The net loss for the quarter ended August 31, 2006 was $588,146, as compared to a net loss of $69,411 for the quarter ended August 31, 2005. The increase in net loss is primarily due to (i) research and development expenses under a Sponsored Research Agreement to conduct lab work in association with the University of Massachusetts, and (ii) the issuance of stock to service providers for services rendered.

Plan of Operation

During the next 12 months, our objectives are

o to meet with the FDA and seek approval to continue Phase II(b) clinical trial of Cytolin;
o to obtain three seeds from the University of Massachusetts from plasmid-DNA products to protect human subjects from the flu, and, depending upon the animal data provided by the University, to have a pre-IND meeting with the FDA.
o    to begin formulation of Formaxycin(TM)as a topical product.
o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong;
o to raise approximately $2 to $8 million in additional funds needed to support our research and development efforts, the clinical trials relating to Cytolin and our general and administrative expenses, while keeping dilution to a minimum if possible.
o to explore joint venture arrangements for or in combination with other possible pharmaceutical products.


Continuing Clinical Trials:

Phase I(b)/II(a) clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II(b) trials. We are purchasing the data from these trials from Symbion and will use the data to present to the FDA.


Projected costs to complete our research and development and to obtain FDA approval of a Biologics Licensing Application:

We have negotiated with Symbion International for the right to use the Phase I(b)II(a) data for a total of $362,000 and to seek approval for the Phase II(b) trials from the FDA. If the Phase II study is approved by the FDA, we expect it, together with the pre-Phase II efforts, to cost an estimated 6,056,981 for Symbion to conduct the clinical trials, including estimated manufacturing and supply costs of $450,000 and $362,000 for the Phase Ia/b data .


Once AITI has obtained the seeds from the University of Massachusetts, AITI will begin developing a commercial manufacturing method in consultation with the FDA. We believe we have earmarked sufficient funds on hand to complete this task.

Timing and anticipated completion dates for research and development.
--------------------------------------------------------------------------------
Clinical trials for Cytolin can take anywhere from 29 to 42 months. Until we have met with the FDA, which we plan to do within the next six months, we cannot be certain what additional work must be done before commencing Phase II(b) trials of Cytolin(R). Until we receive the seeds from the University of Massachusetts and have had a pre-IND meeting with the FDA, we cannot be certain what additional work will be required for beginning studies of the plasmid DNA products.

Date we expect to begin benefiting from the product:
--------------------------------------------------------------------------------
We hope to complete our research and development of all Cytolin clinical trials needed for approval of a marketing application, if at all, by December 2012 but might get product into the clinic for the limited indication of salvage therapy as early as 2009 via treatment INDs depending upon the results from Phase II(b). We hope to begin in fiscal 2007 a placebo-controlled proof-of-principle trial of plasmid DNA containing two common influenza A antigens. This would allow us to use the inactivated flu vaccine as a safe and available surrogate for the wild virus. If successful, this could justify the manufacturing and safety testing of a polyvalent product to be stockpiled by public health officials to prevent a future lethal pandemic associated with the avian (bird) virus. The indication for the seasonal antigens would probably be limited to individuals at high risk, such as children, the elderly, and those with chronic diseases, such as COPD. Much depends upon the next couple of flu seasons, the potential emergence of avian-mammalian hybrid influenza viruses, and competing vaccines.

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

Patents

We have a License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden. Other Patents are pending in those same countries We estimate the costs associated with these pending patents to be approximately $65,000, including amounts we have already spent. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time other than Hong Kong. The license acquired gives us the right to develop Mr. Allen's patents worldwide.

Our wholly owned subsidiary AITI has a non-exclusive license to the following patents from the University of Massachusetts

-------------------------- --------------- -------------- ------------- --------
Serial Number              Filing Date     Issue Date     Patent #      Country
-------------------------- --------------- -------------- ------------- --------
08/009,833                 1/27/1993       7/1/1997       5,643,578     USA
-------------------------- --------------- -------------- ------------- --------
08/187,879                 1/27/1994       1/11/2005      6,841,381     USA
-------------------------- --------------- -------------- ------------- --------
10/763,049                 1/22/2004       NA             pending       USA
-------------------------- --------------- -------------- ------------- --------
PCT/US93/02394             3/17/1993       NA             NA            PCT
-------------------------- --------------- -------------- ------------- --------
PCT/US95/00997             1/25/1995       NA             NA            PCT
-------------------------- --------------- -------------- ------------- --------
93907536                   3/17/1993       NA             NA            EP
-------------------------- --------------- -------------- ------------- --------
01202355.2                 6/18/2001       NA             NA            EP
-------------------------- --------------- -------------- ------------- --------
2,132,836                  9/23/1994       NA             NA            CA
-------------------------- --------------- -------------- ------------- --------
2,181,832                  1/25/1995       NA             NA            CA
-------------------------- --------------- -------------- ------------- --------
07-520142                  1/25/1995       NA             NA            JP
-------------------------- --------------- -------------- ------------- --------
2003-28160                 7/29/2003       NA             NA            JP
-------------------------- --------------- -------------- ------------- --------
JP7507203
-------------------------- --------------- -------------- ------------- --------
JP9508622T
-------------------------- --------------- -------------- ------------- --------
JP2004099603
-------------------------- --------------- -------------- ------------- --------
AU3150295
-------------------------- --------------- -------------- ------------- --------

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

Establishing a Market and Obtaining Funding

On June 17, 2005 5:00pm EST, the Securities and Exchange Commission declared our public registration prospectus effective. 450,000 shares were then sold at $0.75 per shares and the offering was closed July 31, 2005. The proceeds from the public offering paid were used for working capital.

As of May 31, 2005, we had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and were to mature one year from the date of the note. On August 29, 2005, the Company extinguished the outstanding promissory notes at related accrued interest with the issuance of 160,110 shares of its common stock.

From January through July 26, 2006 we raised $602,000 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share and an interest rate of 5% per annum. $534,500 of the notes have been converted into 427,600 common shares. 54,000 shares remain from convertible notes outstanding of $67,500. To date, none of the warrants have been exercised.

When we acquired the wholly owned subsidiary Advanced Influenza Technologies Inc. AITI, in July 2006, we acquired $675,000 in cash of which $162,800 was paid to the University of Massachusetts for the development of the seeds, leaving net available funds of $512,200.

We will require additional funding during the 2007 fiscal year in order to continue with research and development efforts. In addition to operating funds, we will need from approximately $2,000,000 to $8,000,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II(b) study of Cytolin and/or a Phase I study of plasmid DNA.

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

Under the terms of this agreement:

o CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
o CytoDyn, Inc granted 83,122 non-qualified stock options with an exercise price of $.75 per share in March 2006 - Symbion requested in September 2006 that these options be cancelled and the remaining $62,341 would be payable in cash. We therefore cancelled these options previously granted.
o    CytoDyn, Inc paid $25,000 in March 2005.
o CytoDyn, Inc will pay $275,000 plus the additional $62,341 to Symbion over this next fiscal year 2007.

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

Acquisition of Advanced Influenza Technologies, Inc - a wholly owned subsidiary
-------------------------------------------------------------------------------

On July 18, 2006 CytoDyn, Inc. entered into an Acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Influenza Technologies, Inc.(AITI), a Florida Corporation in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc stock.

AITI holds the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies as described in patents:

US Patent Application 60/655,979
US 11,362,617 for "Influenza Nucleic Acids Polypeptides and Uses Therof

US 5,643,578
US 6,841,381
European Patents 93907536 and 01202355.2 for "Immunization by Inoculation of DNA Transcription Unit"

The term of the licensing agreement is until the later of 20 years from the filing date of the Licensed Patents or the expiration of the last to expire patent of the Licensed Patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4% royalties of net sales of the licensed products.

AITI also has agreed to fund a two year ($325,600) unrestricted project for ($162,800 per year) under a Sponsored Research Agreement with the primary objective during the first year to conduct lab work to provide well documented 3 DNA plasmids (H1,H3 and H5) in preparation for GMP manufacturing. If after one year the desired outcome is not achieved the agreement can be cancelled and the second year's payment is not required.

Exploring Other Joint Ventures

While we continue to pursue FDA approval of our existing pipeline products, we are also considering entering into joint ventures to develop or co-develop other related, synergistic types of products. We may also pursue joint ventures or other arrangements to obtain funding but we have not pursued this possibility and do not have any prospects at this time.

Other Matters

We do not expect, in the next 12 months, to make any significant expenditures for equipment. We will continue to staff the company as we grow and funds become available. During the fiscal year ended May 31, 2006, we expended $215,384 in professional fees, consisting of $150,894 legal fees and professional fees incurred in connection with our public registration, our additional patent protection filings, and litigating our pending lawsuits, and $15,900in accounting and auditing fees. Transfer agent fees and EDGAR filing fees were $5,926 and $1,979 respectively. $50,685 was paid for consulting work to various consultants.

Part 1 Item 3. Controls and Procedures
       -------------------------------

 Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. On April 7, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, and again in connection with its review of our consolidated financial statements for the three and nine months ended August 31, 2006, Pender Newkirk & Company LLP, our independent registered public accounting firm ("Pender"), advised management and our audit committee of the following matter that Pender considered to be a material weakness: The organization of our accounting department did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

Pender stated that this matter was evidenced by the following issues encountered in connection with its review of the audited consolidated financial statements for the year ended May 31, 2006: (i) our closing procedures were not adequate and resulted in significant accounting adjustments, and (ii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Pender to our consolidated financial statements and related disclosures for the year ended May 31, 2006. In addition to issues (i) and (ii) above, which Pender restated as issues encountered in connection with its review of our consolidated financial statements for the three months ended August 31, 2006, Pender stated that this matter was further evidenced by inadequate supervision within our accounting department which contributed to our inability to provide accurate accounting for and disclosure of certain basic transactions.

As a result of the identification of this matter by Pender, management evaluated, with consultation from our audit committee, in the first quarter of 2006 and as of August 31, 2006, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of August 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.

Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive Officer and Chief Financial Officer, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

To initially address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

In the second quarter of 2006, we developed plans to alter the current organization of our accounting department to hire additional consultant(s) to assist in our financial reporting processes, with expertise in public company financial reporting compliance.

In the second quarter of 2006, we sought guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, during these periods, we implemented new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. During these periods, we also assigned personnel to perform these processes and continued to provide those individuals with technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one or more additional accounting supervisory support staff members, future additional funds will be necessary to support the staff. Until we hire the necessary additional accounting supervisory support staff members, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

Management is unable, however, to estimate our expenditures related to fees paid or that may be paid in the future to financial consultants in connection with their guidance in identifying and evaluating complex accounting and reporting matters. Management is also unable to estimate our expenditures related to the development of new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is also unable to estimate our expenditures related to the hiring of other outside consultants to assist us in satisfying our financial reporting obligations. In addition, management is unable to estimate our expenditures related to higher fees to be paid to our independent auditors in connection with their review of this remediation.
(b)
--------------------------------------------------------------------------------

Changes in Internal Control over Financial Reporting

The changes noted above, specifically, the changes relating to our (i) engaging of financial consultants who are certified public accountants to assist us in identifying and evaluating complex accounting and reporting matters, (ii) new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions, and (iii) assignment of individuals to perform these processes and provision to those individuals of technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II Item 1 Legal Proceedings
--------------------------------

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

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
--------------------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.
--------------------------------------------------------------------------------

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

Maya LLC v. CytoDyn, et al
--------------------------------------------------------------------------------
Superior Court of Los Angeles Van Nuys Case # EC041590
--------------------------------------------------------------------------------

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

Part II Item 2 Unregistered Sales of Equity and Use of Proceeds

From March through August 31, 2006 we raised $602,000 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share. $534,500 of the notes were converted into 427,600 shares. The remaining notes payable amount is $67,500. To date, none of the warrants have been exercised.


We have entered into an agreement with UTEK(r) in April 2006 wherein UTEK(r) agrees to identify and present new technology and company acquisition opportunities for CytoDyn in exchange for 40,000 unregistered shares of our common stock.


On July 18, 2006 CytoDyn, Inc. entered into an Acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Influenza Technologies, Inc.(AITI), a Florida Corporation in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc stock.

Item 3 Defaults Upon Seniors

None

Item 4 Submission of Matter to a Vote of Security Holders

None

Item 5 Other Information

None

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

(b)     Reports on Form 8-K:


        On July 21, 2006 we filed an 8K to disclose our acquisition of AITI

        On August 31, 2006 filed an 8K disclosing auditors change in items reported

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended August 31, 2006 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     CYTODYN, INC.
                                                     (Registrant)


DATE: December 6, 2006                              BY: /s/ Allen D. Allen
      ----------------                                 -----------------------
                                                       Allen D. Allen
                                                       President and CEO