Form 10QSB/A
period 2006-08-31
CYTODYN INC
filed 2006-12-19
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

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
                                                         Yes  X     No
                                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                         11,225,264
--------------------------                         ----------
         Class                 Number of shares outstanding at November 28, 2006

Transitional Small Business Disclosure Format:        Yes        No  X
                                                          ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes        No  X
                                      ---       ---

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements                                               2
          ---------------------

Item 2    Plan of Operation                                                 16
          ------------------

Item 3    Controls and Procedures                                           20
          ------------------------

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                 22
          ------------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       23
          ------------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                   23
          --------------------------------

Item 4    Submission of Matters to a Vote of Security Holders               23
          ----------------------------------------------------

Item 5    Other Information                                                 23
          ------------------

Item 6    Exhibits

Part I Item 1. Financial Statements



                                                                       Page
                                                                       ----


Condensed  Consolidated Balance Sheets at August 31, 2006 and
 May 31, 2006......................................................      3

Condensed Consolidated Statements of Operations for the
 three months ended August 31, 2006 and 2005 and the period from
 October 28, 2003 (inception) through August 31, 2006..............      4

Condensed Consolidated Statements of Cash Flows for the
 three months ended August 31, 2006 and 2005 and the period from
 October 28, 2003 (inception) through August 31, 2006..............      5

Notes to Consolidated Financial Statements.........................      7



                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                August 31, 2006      May 31, 2006
Current Assets:                                                   (unaudited)         (audited)
                                                                ---------------    ---------------
  Cash ......................................................   $       502,840    $       125,320
  Prepaid Insurance .........................................            26,164             36,100
  Prepaid Sponsored Research ................................           162,800               --
                                                                ---------------    ---------------

             Total current assets ...........................           691,804            161,420

Furniture and equipment, less accumulated
 depreciation of $2,583 .....................................             2,948              2,334

Intangible asset, less accumulated
 amortization of  $2,014 ....................................               886              1,128
Deposit .....................................................               495                495
                                                                ---------------    ---------------

                                                                $       696,133    $       165,377
                                                                ===============    ===============

   Liabilities and Shareholders' Deficit

Current Liabilities:
  Accounts payable ..........................................   $       104,809    $       110,267
  Accrued liabilities .......................................           133,588            133,588
  Accrued interest payable ..................................             7,373              5,267
  Convertible notes payable, net ............................            11,336             23,863
  Indebtedness to related parties ...........................           455,702            393,360
                                                                ---------------    ---------------
             Total current liabilities ......................           712,807            666,345

Commitments and contingencies ...............................           150,000            150,000
                                                                ---------------    ---------------
             Total liabilities ..............................           862,807            816,345
                                                                ---------------    ---------------

Shareholders' deficit :
  Preferred stock, no par value; 5,000,000 shares authorized,
   -0- shares issued and outstanding ........................              --                 --
  Common stock, no par value; 20,000,000 shares authorized,
   11,225,264 and  9,147,664 shares issued and
   outstanding, respectively ................................         4,093,965          3,062,566
  Stock for Services ........................................          (168,517)          (267,060)
  Additional paid-in capital ................................         1,466,795          1,324,509
  Accumulated deficit .......................................        (1,601,912)        (1,601,912)
  Deficit accumulated during development stage ..............        (3,957,005)        (3,169,071)
                                                                ---------------    ---------------
             Total shareholders' deficit ....................          (166,674)          (650,968)
                                                                ---------------    ---------------

                                                                $       696,133    $       165,377
                                                                ===============    ===============


                                 CYTODYN, INC.
                         (A Development Stage Company)
                        Condensed Statements of Operation
                                  (Unaudited)


                                                        Three Months Ended         October 28, 2003
                                                             August 31,              (Inception)
                                                   ----------------------------        through
Operating expenses:                                    2006            2005        August 31, 2006
                                                   ------------    ------------    ---------------
   General and administrative ..................   $    197,492    $     67,057    $     1,506,198
   Stock-based compensation:
              Consultants ......................        149,950            --              954,580
   Amortization / Depreciation .................            620             488              4,596
   Research and Development ....................        321,743            --              684,085
   Legal Fees ..................................         31,989            --               98,739
   Commitments and Contingencies ...............           --              --              150,000
                                                   ------------    ------------    ---------------
              Total operating expenses .........        701,794          67,545          3,398,198
                                                   ------------    ------------    ---------------
              Operating loss ...................       (701,794)        (67,545)        (3,398,198)

Interest income ................................            439              14              1,117
Interest expense:
             Interest on convertible debt ......        (86,579)           --             (558,044)

             Other .............................           --            (1,880)            (1,880)
                                                   ------------    ------------    ---------------
                        Loss before income taxes       (787,934)        (69,411)        (3,957,005)

Income tax provision ...........................           --              --                 --
                                                   ------------    ------------    ---------------

                        Net loss ...............   $   (787,934)   $    (69,411)   $    (3,957,005)
                                                   ============    ============    ===============

Basic and diluted loss per share ...............   $      (0.08)   $      (0.01)
                                                   ============    ============

Basic and diluted weighted average
             common shares outstanding .........     10,156,751       8,489,453
                                                   ============    ============



                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)



                                                               Three Months Ended       October 28, 2003
                                                                   August 31,             (Inception)
                                                          --------------------------        through
                                                              2006           2005       August 31, 2006
                                                          -----------    -----------    ---------------
Cash flows from operating activities:
   Net loss ...........................................   $  (787,934)   $   (69,411)   $    (3,957,005)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Amortization /Depreciation ......................           620            488              4,596
      Additional interest on debt
       conversion .....................................        84,473           --              545,836
      Purchased in process Research & Development .....       259,399        259,399
      Stock-based compensation ........................       149,950           --              954,580
      Changes in current assets and liabilities:
       prepaid expenses ...............................         9,936         14,932           (188,964)
          Deposits ....................................          --             --                 (495)
          Accounts payable and accrued liabilities ....        (4,973)       (97,483)           395,770
                                                          -----------    -----------    ---------------
      Net cash used in operating activities ...........      (288,529)      (151,474)        (1,986,283)
                                                          -----------    -----------    ---------------
Cash flows from investing activities:
   Furniture and equipment purchases ..................          (992)          (936)            (7,544)
                                                          -----------    -----------    ---------------
      Net cash used in investing activities ...........          (992)          (936)            (7,544)
                                                          -----------    -----------    ---------------
Cash flows from financing activities:
   Capital contributions by president .................          --             --                5,512
   Proceeds of notes payable to related parties .......        62,341         60,373            598,817
   Proceeds from convertible notes ....................        92,500           --              673,000
   Proceeds from the sale of common stock .............          --          217,418            785,767
   Payments for offering costs ........................          --          (27,785)           (81,867)
   Proceeds from issuance of stock of AITI acquistion .       512,200           --              512,200
                                                          -----------    -----------    ---------------
      Net cash provided by financing activities .......       667,041        250,006          2,493,429
                                                          -----------    -----------    ---------------
      Net change in cash ..............................       377,520         97,596            499,602

Cash, beginning of period .............................       125,320            930              3,238
                                                          -----------    -----------    ---------------
Cash, end of period ...................................   $   502,840    $    98,526    $       502,840
                                                          ===========    ===========    ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes ....................................   $      --      $      --      $          --
                                                          ===========    ===========    ===============
      Interest ........................................   $       439    $        14    $         1,126
                                                          ===========    ===========    ===============




                                  CYTODYN, INC.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)


   Non-cash investing and financing transactions:
      Net assets acquired in exchange for common
       stock in CytoDyn/Rexray business combination ...   $      --      $      --      $         7,542
                                                          ===========    ===========    ===============
      Common stock issued to former officer to
       repay working capital advance ..................   $      --      $      --      $         5,000
                                                          ===========    ===========    ===============
      Common stock issued for convertible debt ........   $    97,200    $      --      $       534,700
                                                          ===========    ===========    ===============
      Common stock issued for debt ....................   $      --      $   122,748    $       122,748
                                                          ===========    ===========    ===============
      Options to purchase common stock issued for debt    $      --      $      --      $        86,341
                                                          ===========    ===========    ===============
      Original issue discount and intrinsic value
       of beneficial conversion feature related to debt
       issued with warrants ...........................   $    92,500    $      --      $       602,000
                                                          ===========    ===========    ===============


      On July 18, 2006 the company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock. The acquistion was accounted for as an asset purchase (See Note 2). The company received in exchange for the issuance of stock a prepaid sponsored research project for $162,800, a license agreement for $150,000, and $109,399 in expenses associated with the license agreement, and cash of $512,200. The license agreement and associated expenses have been recorded as in process research and development expenses in the accompanying consolidated financial statements.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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

2 - Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The results of the operations for the three months ended August 31, 2006 are not for the entire year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2006 and 2005 and notes thereto in the Company's annual report on Form 10-KSB/A for the year ended May 31, 2006, filed with the Securities and Exchange Commission on November 9, 2006. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended August 31, 2006 and 2005 and the Period October 28, 2003 (Date of Inception) through August 31, 2006, (b) the financial position at August 31, 2006, and (c) cash flows for the three month period ended August 31, 2006 and 2005, and the Period October 28, 2003 (Date of Inception) through August31, 2006, have been made.

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

Acquisition - On July 18, 2006 CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation, to purchased all 1,000 issued and outstanding shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc stock.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


The transaction was accounted for as an asset purchase, and not an acquisition of a business, as AITI had no employees, operations, or customers, and was essentially a shell corporation to hold the assets acquired. Pursuant to the agreement, the Company acquired $512,200 in cash, and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology associated with certain acquired licenses. The $162,800 payment was recorded as a prepaid, and is being amortized into research and development expense as the services are provided. In addition to the cash, the Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense, as the patent rights or license agreements are being used in a particular research project, and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 in in process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended August 31, 2006.The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

The term of the licensing agreement is until the later of 20 years from the filing date of the licensed patents or the expiration of the last to expire patent of the licensed patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4% royalties on net sales of the license products.

AITI also has agreed to fund a two year ($325,600) unrestricted project for ($162,800 per year) under the Sponsored Research Agreement with the primary objective during the first year to conduct lab work to provide well documented 3 DNA plasmids (H1, H3 and H5) in the preparation for GMP manufacturing. If after one year the desired outcome is not achieved the agreement can be cancelled and the second year's payment is not required.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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


                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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

As a result of adopting SFAS No. 123R, the Company's operating loss, loss before income taxes, and net loss were approximately $50,000 lower for the three months ended August 31, 2006, than if the Company had continued to account for stock based compensation under APB Opinion No. 25. The impact to basic and diluted weighted averages was less than $0.01.

There was no impact on operating results and per share information had the Company accounted for stock based compensation in accordance with SFAS No. 123R for the three months ended August 31, 2005.

Net cash proceeds from the exercise of stock options and warrants were 0 for the three months ended August 31, 2006. At August 31, 2006, there was $746,789 of unrecognized compensation cost related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of
4.0 years.

The following table represents stock option and warrants activity as of and for the three months ended August 31, 2006.

                                                                       Weighted
                                                          Weighted     Average
                                                           Average    Remaining    Aggregate
                                              Number      Exercise   Contractual   Intrinsic
                                              of shares     Price       Life         Value
                                              ---------   --------   -----------   ---------
Options outstanding - May 31, 2006            1,532,222     $1.73
Granted                                          74,000     $2.50
Exercised                                          --          -
Forfeited/expired/cancelled                        --          -
Options Outstanding  -August 31, 2006         1,606,222     $1.76     6.76 years   $ 615,000
                                              1,251,702     $1.63     6.1  years   $ 612,500
                                              =========   ========   ===========   =========
Outstanding Exercisable - August 31, 2006

The total grant date fair value of options vested during the three months ended August 31, 2006 and 2005 was $47,000 and $0, respectively.

Stock Issued for Services
-------------------------

During the year ended May 31, 2006, the Company issued common stock for certain services to a public relations company and a technology company. The Company recorded into additional paid in capital, the fair value of the common stock issued based on the quoted market price of the Company's common stock at the date of the respective agreements with the above parties. A contra-equity was recorded for the above services, which is being amortized into compensation

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


expense and additional paid in capital over the requisite service period of the agreements. During the period ended August 31, 2006, approximately $99,000 was recognized as compensation expense related to these agreements. As of August 31, 2006, the unamortized portion of the stock for services was approximately $169,000.

Earnings (Loss) per Common Share -. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month period ended August 31, 2006, the basic and diluted weighted average shares outstanding are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation. With a net (loss) of ($787,934), the Per-Share amount is equal to ($.08). For the three months ended August 31, 2006 1,606,222 options and warrants and 54,000 shares of common stock related to convertible debt were excluded for earnings (loss) per share. The weighted average shares outstanding for the three month period ended August 31, 2006 is 10,156,751.

Reclassification - Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for our fiscal year beginning July 1, 2006. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB no. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to materially impact the consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.


4 - Furniture and Equipment - Property and equipment are as follows at August 31, 2006:


Furniture                                           1,722
         Computer Equipment                         3,809
                                                ---------
  Total                                         $   5,531
         Less: Accumulated depreciation            (2,583)
                                                ---------
     Net property and equipment                 $   2,948
                                                =========

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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
                                                ============

6 - General and Administrative Expenses - General and administrative expenses consist of the following:

                                         August 31,
                                ---------------------------
                                    2006           2005
                                ------------   ------------
Salaries and payroll taxes...   $     83,750   $     42,798
Consulting...................         22,000           --
Other professional fees......         11,800          1,000
Patent fees..................            130          4,964
Insurance....................          8,379         10,177
Office, travel, and other....         71,433          8,118
                                ------------   ------------
                                $    197,492   $     67,057
                                ============   ============

7 - Notes Payable and Convertible Notes - As of August 31, 2006, the Company had unsecured notes payable to related parties totaling $455,702. The notes have no stated interest rate and are payable upon demand.

During the year ended May 31, 2006, the Company issued convertible promissory notes and 407,600 warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. $437,500 of the convertible debt was converted into common stock. As of May 31, 2006, the remaining unamortized discount associated with the fair value of the warrants was $48,137. The notes bear interest at five percent per annum and mature in January and February 2007. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and accrued interest with common stock at the rate of $1.25 per share.

The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded as original issue discount based on the fair value of the warrants. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5") and EITG Issue No. 00-27, Application of Issue Mo. 98-5 to Certain Convertible Instruments ("EITF 00-27"), the Company recorded the intrinsic value of the embedded beneficial conversion feature related to the option for conversion into the Company's common stock. To recognize the original issue discount and the beneficial conversion feature, the Company discounted the notes and increased additional paid-in capital. The discount is amortized over the life of the debt. During the three month period ended August 31, 2006, the Company amortized approximately $84,000 of the discount which is included as a component of interest expense.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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

9 - Commitments and Contingencies - In 2001 CytoDyn of New Mexico, Inc. as a shareholder, sued its licensee Amerimmune Pharmaceuticals, Inc.(API) and its directors in order to prevent the destruction of the API. CytoDyn New Mexico Inc's attorney did not prosecute the case properly and the Los Angeles Superior Court awarded attorneys' fees in the amount of approximately $150,000 to the insurance company of API. In 2003 CytoDyn, Inc. acquired the assets of CytoDyn of New Mexico, Inc.

We have appealed the Court's order. We may or may not prevail on appeal, therefore, a $150,000 liability entitled "Commitments and contingencies" has been accrued on the Company's balance sheet.

10 - Related Party Transactions - As of August 31, 2005, the Company owed two officers promissory notes totaling of $71,375. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 remained unpaid at August 31, 2006 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A former director has provided legal services to the Company over the past several years. As of August 31, 2006, the Company owed the former director $46,985 and it is included in the accompanying financial statements as "Indebtedness to related parties"as of August 31, 2005. As of August 31, 2006, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the former director will continue to provide legal services in the future.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
          As of August 31, 2006 (unaudited) and May 31, 2006 (audited)
       and for the three months ended August 31, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                       through August 31, 2006 (unaudited)


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

11 Subsequent Event

Effective December 11, 2006 the company was delisted from the OTCBB due to untimely filing of this 10QSB. The Company now is trading on the pink sheets under the same trading symbol CYDY.

Part I. Item 2. Management's Discussion and Analysis or Plan of Operation

Item 2. Plan of Operation

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

Projected costs to complete our research and development and to obtain FDA approval of a Biologics Licensing Application:

We have negotiated with Symbion International for the right to use the Phase I(b)II(a) data for a total of $362,000 and to seek approval for the Phase II(b) trials from the FDA. If the Phase II study is approved by the FDA, we expect it, together with the pre-Phase II efforts, to cost an estimated $6,056,981 for Symbion to conduct the clinical trials, including estimated manufacturing and supply costs of $450,000 and $362,000 for the Phase Ia/b data .

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

Risks and uncertainties associated with completing development within reasonable period of time and if products are not completed on a timely basis:

Even if we are able to complete the development within a reasonable period of time our competitors could still come out with something competitive to our product. Toxicity in the product could go undetected until Phase IV Safety Surveillance after drug approval. We may have to continue to litigate to protect technology, or challenges to patents that have not yet expired, etc. The medical community may not accept our product. There may be an inability to secure 3rd party payees such as if medicare would cover costs. Post registration manufacturing problems or downturn of economy or industry could also be risks.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatments, obtain FDA approval, outsource manufacturing of the treatments, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings or licensing agreements to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

The Company was previously trading on the OTCBB. The NASD delisted the Company's stock effective December 11, 2006 due to the late filing of this 10QSB. The Company is currently trading on the pink sheets under the same trading symbol CYDY.

Part 1 Item 3. Controls and Procedures

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with their review of our consolidated financial statements for the three months ended August 31, 2006, Pender Newkirk & Company LLP, our independent registered public accounting firm ("Pender"), advised management and our audit committee of the following matter that Pender considered to be a material weakness: The organization of our accounting department did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

Pender stated that this matter was evidenced by the following issues encountered in connection with its review of the audited consolidated financial statements for the period ended August31, 2006: (i) our closing procedures were not adequate and resulted in significant accounting adjustments, and (ii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of suggested revisions and comments by Pender to our consolidated financial statements and related disclosures for the period ended August 31, 2006. In addition to issues (i) and (ii) above, which Pender restated as issues encountered in connection with its review of our consolidated financial statements for the three months ended August 31, 2006, Pender stated that this matter was further evidenced by inadequate supervision within our accounting department which contributed to our inability to provide accurate accounting for and disclosure of certain basic transactions.

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

In the second quarter of fiscal year 2007, we sought guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, during these periods, we are in the process of implementing new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions.. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one or more additional accounting supervisory support staff members, future additional funds will be necessary to support the staff. Until we hire the necessary additional accounting supervisory support staff members, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

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

(b)
Changes in Internal Control over Financial Reporting

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

Legal opinions of the Company's attorneys are based on the law and on facts. Due to jury and jurist nullification, appeals through many courts, which may or may not be commercially reasonable and which a company may or may not be able to afford, may be necessary to have the law applied or the proved facts recognized making the outcome of litigation and the functioning of the American government uncertain.

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

(b)     Reports on Form 8-K:

        On July 21, 2006 we filed an 8K to disclose our acquisition of AITI

        On August 31, 2006 filed an 8K disclosing auditors change in items reported



                                   SIGNATURES



                                                    CYTODYN, INC.
                                                    (Registrant)


DATE: December 18, 2006                             BY: /s/ Allen D. Allen
      -----------------                                 -----------------------
                                                        Allen D. Allen
                                                        President and CEO