Form 10QSB
period 2006-11-30
CYTODYN INC
filed 2007-01-16
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly period Ended: November 30, 2006
                                               -----------------

                        Commission File Number 000-49908
                                               ---------

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
                                                         Yes  X     No
                                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                          11,267,264
--------------------------                          ----------
         Class                 Number of shares outstanding at November 30, 2006

Transitional Small Business Disclosure Format:        Yes        No  X
                                                          ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes        No  X
                                      ---       ---

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements                                            F-1
            ---------------------

Item 2      Plan of Operation                                                 3
            ------------------

Item 3      Controls and Procedures                                           7
            ------------------------

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                 9
            ------------------

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds      10
            ------------------------------------------------------------

Item 3      Defaults Upon Senior Securities                                  11
            --------------------------------

Item 4      Submission of Matters to a Vote of Security Holders              11
            ----------------------------------------------------

Item 5      Other Information                                                11
            ------------------

Item 6      Exhibits                                                         11
            ---------

Part I Item 1. Financial Statements
-----------------------------------

                                                                            Page
                                                                            ----



Condensed  Consolidated Balance Sheets at November 30, 2006 and
  May 31, 2006...........................................................    F-2

Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2006 and 2005 and the period from
  October 28, 2003 (inception) through November 30, 2006.................    F-3

Condensed Consolidated Statements of Changes in Shareholders' Deficit
  for the six months ended November 30, 2006 and for the period from
  October 28, 2003 (inception) through November 30, 2006.................    F-4

Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2006 and 2005 and for the period from
  October 28, 2003 (inception) through November 30, 2006.................    F-6

Notes to Condensed Consolidated Financial Statements.....................    F-8


                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Consolidated
                                 Balance Sheet

                                     Assets

                                                  November 30, 2006     May 31, 2006
Current Assets:                                      (unaudited)          (audited)
                                                  -----------------    --------------
    Cash ......................................   $         248,974    $     125,320
    Prepaid Insurance .........................              16,335           36,100
    Prepaid Sponsored Research ................              40,700             --
                                                  -----------------    -------------

              Total current assets ............             306,009          161,420

Furniture and equipment, net ..................               4,860            2,334

Intangible asset, net .........................                 564            1,128

Deposit .......................................                 495              495
                                                  -----------------    -------------

                                                  $         311,928    $     165,377
                                                  =================    =============

                     Liabilities and Shareholders' Deficit

Current Liabilities:
   Accounts payable ...........................   $          81,563    $     110,267
   Accrued liabilities ........................             126,517          133,588
   Accrued interest payable ...................               8,183            5,267
   Convertible notes payable, net .............               3,165           23,863
   Indebtedness to related parties ............             455,701          393,360
                                                  -----------------    -------------
             Total current liabilities ........             675,129          666,345

Commitments and contingencies .................             150,000          150,000
                                                  -----------------    -------------
             Total liabilities ................             825,129          816,345
                                                  -----------------    -------------

Shareholders' deficit :
   Preferred stock, no par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding .........                --               --
   Common stock, no par value;
    20,000,000 shares authorized,
    11,267,264 and 9,147,664 shares
    issued and outstanding, respectively ......           4,146,465        3,062,566
   Stock for Prepaid Services .................             (77,168)        (267,060)
   Additional paid-in capital .................           1,704,071        1,324,509
   Accumulated deficit ........................          (1,601,912)      (1,601,912)
   Deficit accumulated during development stage          (4,684,657)      (3,169,071)
                                                  -----------------    -------------
             Total shareholders' deficit ......            (513,201)        (650,968)
                                                  -----------------    -------------

                                                  $         311,928    $     165,377
                                                  =================    =============


                                                   CYTODYN, INC.
                                           (A Development Stage Company)
                                  Condensed Consolidated Statements of Operation
                                                     Unaudited



                                                  Three Months Ended               Six Months Ended          October 28, 2003
                                                     November 30,                    November 30,               (Inception)
                                             ----------------------------    ----------------------------         through
Operating expenses:                              2006            2005            2006            2005        November 30, 2006
                                             ------------    ------------    ------------    ------------    -----------------
   General and administrative ............   $    538,681    $     82,624    $    886,123    $    138,550            2,999,459
   Amortization / Depreciation ...........        122,845             536         123,465           1,024              127,441
   Research and Development ..............           --              --           321,741            --                684,083
   Legal Fees ............................         20,552            --            52,541          11,131              119,291
   Commitments and Contingencies .........           --              --              --              --                150,000
                                             ------------    ------------    ------------    ------------    -----------------
           Total operating expenses ......        682,078          83,160       1,383,870         150,705            4,080,274
                                             ------------    ------------    ------------    ------------    -----------------
           Operating loss ................       (682,078)        (83,160)     (1,383,870)       (150,705)          (4,080,274)

Interest income ..........................            481              84             920              98                1,598
Interest expense:
   Interest on convertible debt and
    other notes...........................        (46,057)           (124)       (132,636)         (2,004)            (604,101)

   Other .................................           --              --              --              --                 (1,880)
                                             ------------    ------------    ------------    ------------    -----------------
           Loss before income taxes ......       (727,654)        (83,200)     (1,515,586)       (152,611)          (4,684,657)

Income tax provision .....................           --              --              --              --                   --
                                             ------------    ------------    ------------    ------------    -----------------

           Net loss ......................   $   (727,654)   $    (83,200)   $ (1,515,586)   $   (152,611)          (4,684,657)
                                             ============    ============    ============    ============    =================

Basic and diluted loss per share .........          (0.06)   $      (0.01)   $      (0.14)   $      (0.02)   $           (0.56)
                                             ============    ============    ============    ============    =================

Basic and diluted weighted average
 common shares outstanding ...............     11,262,187       8,535,057      10,706,208       8,468,363            8,437,354
                                             ============    ============    ============    ============    =================


                                                   CYTODYN, INC.
                                           (A Development Stage Company)
                       Condensed Consolidated Statement of Changes in Shareholders' Deficit


                                                                                                            Deficit
                                                                                                          Accumulated
                          Preferred Stock       Common Stock       Stock for   Additional                    During
                          ---------------  ----------------------   Prepaid      Paid-in    Accumulated   Development
                          Shares   Amount    Shares      Amount    Services      Capital      Deficit        Stage         Total
                          ------   ------  ----------  ----------  ---------   -----------  -----------   -----------   -----------
                                                                               As Restated                As Restated   As Restated
                                                                               -----------                -----------   -----------
Balance at October 28,
 2003, following
 recapitalization .....     --     $ --     6,252,640  $1,425,334  $    --     $    23,502  $(1,594,042)  $      --     $  (145,206)
February through April
 2004, sale of common
 stock less offering
 costs of $54,000
 ($.30/share) .........     --       --     1,800,000     486,000       --            --           --            --         486,000
February 2004, shares
 issued to former
 officer as payment for
 working capital advance
 ($.30/share) .........     --       --        16,667       5,000       --            --           --            --           5,000
Net loss, year ended
 May 31, 2004 .........     --       --          --          --         --            --         (7,870)     (338,044)      345,914)
                          ------   ------  ----------  ----------  ---------   -----------  -----------   -----------   -----------
Balance at May 31,
 2004 .................     --       --     8,069,307   1,916,334       --          23,502   (1,601,912)     (338,044)         (120)
July 2004, capital
 contribution by an
 officer ..............     --       --          --          --         --             512         --            --             512
November 2004, common
 stock warrants
 granted ..............     --       --          --          --         --          11,928         --            --          11,928
February 2005, capital
 contribution by an
 officer ..............     --       --          --          --         --           5,000         --            --           5,000
Net loss, year ended
 May 31, 2005 .........     --       --          --          --         --            --           --        (777,083)     (777,083)
                          ------   ------  ----------  ----------  ---------   -----------  -----------   -----------   -----------
Balance at May 31,
 2005 .................     --       --     8,069,307   1,916,334       --          40,942   (1,601,912)   (1,115,127)     (759,763)
June through July 2005,
 sale of common stock
 less offering costs
 of $27,867
 ($0.75/share) ........     --       --       289,890     189,550       --            --           --            --         189,550
August 2005, common
 shares issued to
 extinguish promissory
 notes payable and
 related interest
 ($0.75/share) ........     --       --       160,110     120,082       --            --           --            --         120,082
May 2006, common shares
 issued to extinguish
 convertible debt .....     --       --       350,000     437,500       --            --           --            --         437,500
November 2005, 94,500
 warrants exercised
 ($0.30/share) ........     --       --        94,500      28,350       --            --           --            --          28,350
January through April
 2006, common shares
 issued for prepaid
 services .............     --       --       183,857     370,750   (370,750)         --           --            --            --




                                                   CYTODYN, INC.
                                           (A Development Stage Company)
                       Condensed Consolidated Statement of Changes in Shareholders' Deficit


                                                                                                            Deficit
                                                                                                          Accumulated
                          Preferred Stock       Common Stock       Stock for   Additional                    During
                          ---------------  ----------------------   Prepaid      Paid-in    Accumulated   Development
                          Shares   Amount    Shares      Amount    Services      Capital      Deficit        Stage         Total
                          ------   ------  ----------  ----------  ---------   -----------  -----------   -----------   -----------
                                                                               As Restated                As Restated   As Restated
                                                                               -----------                -----------   -----------
Amortization of Prepaid
 Stock Services .......     --       --          --          --      103,690          --           --            --         103,690

January through June
 2006, warrants issued
 with convertible
 debt .................     --       --          --          --         --         274,950         --            --         274,950
January through May
 2006, beneficial
 conversion feature of
 convertible debt .....     --       --          --          --         --         234,550         --            --         234,550
March through May 2006,
 stock options granted
 to consultants .......     --       --          --          --         --         687,726         --            --         687,726
March 2006, stock
 options issued to
 extinguish debt ......     --       --          --          --         --          86,341         --            --          86,341
                            --       --          --          --         --            --           --      (2,053,944)   (2,053,944)
                          ------   ------  ----------  ----------  ---------   -----------  -----------   -----------   -----------
Balance at May 31,
 2006 .................     --     $ --     9,147,664  $3,062,566  $(267,060)  $ 1,324,509  $(1,601,912)  $(3,169,071)  $  (650,968)
                          ======   ======  ==========  ==========  =========   ===========  ===========   ===========   ===========

Common stock issued to
 extinguish Convertible
 Debt .................     --       --       119,600     149,500       --            --           --            --         149,500

Stock issued for AITI
 acquisition ..........     --       --     2,000,000     934,399       --            --           --            --         934,399

Amrotization of Prepaid
 Stock Services .......     --       --          --          --      189,892          --           --            --         189,892

Stock-Based
 Compensation .........     --       --          --          --         --         287,062         --            --         287,062

Warrants issued with
 Convertible Debt .....     --       --          --          --         --          92,500         --            --          92,500

Net Loss November 30,
 2006 .................     --       --          --          --         --            --           --      (1,515,586)   (1,515,586)
                          ------   ------  ----------  ----------  ---------   -----------  -----------   -----------   -----------
Balance at November 30,
 2006 (unaudited) .....     --     $ --    11,267,264  $4,146,465  $ (77,168)  $ 1,704,071  $(1,601,912)  $(4,684,657)  $  (513,201)
                          ======   ======  ==========  ==========  =========   ===========  ===========   ===========   ===========



                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                    Unaudited


                                                               Six Months Ended         October 28, 2003
                                                                 November 30               (Inception)
                                                         --------------------------          through
                                                             2006           2005       November 30, 2006
                                                         -----------    -----------    -----------------
Cash flows from operating activities:
   Net loss ..........................................   $(1,515,586)   $  (152,611)   $      (4,684,657)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Amortization /Depreciation .....................       123,465          1,024              127,441
      Amortization of original issue discount ........       128,802           --                463,602
      Purchased in-process Research & Development ....       259,399           --                259,399
      Stock-based compensation .......................       478,575           --              1,283,203
      Changes in current assets and liabilities:
         prepaid expenses ............................        18,143         25,869              (16,335)
         deposits ....................................          --             (495)
         accounts payable and accrued liabilities ....       (32,859)       (17,644)             366,263
                                                         -----------    -----------    -----------------
      Net cash used in
         operating activities ........................      (540,061)      (143,362)          (2,201,579)
                                                         -----------    -----------    -----------------
Cash flows from investing activities:
   Furniture and equipment purchases .................        (3,326)          (936)             (10,764)
                                                         -----------    -----------    -----------------
      Net cash used in
      investing activities ...........................        (3,326)          (936)             (10,764)
                                                         -----------    -----------    -----------------
Cash flows from financing activities:
   Capital contributions by president ................          --             --                  5,512
   Proceeds of notes payable to related parties ......        62,341           --                601,694
   Payments of related party notes ...................          --          (38,227)             (38,227)
   Proceeds from convertible notes ...................        92,500           --                673,000
   Proceeds from the sale of common stock ............          --          245,768              785,767
   Payments for offering costs .......................          --          (28,785)             (81,867)
   Proceeds from acqusition of AITI ..................       512,200           --                512,200
                                                         -----------    -----------    -----------------
      Net cash provided by
      financing activities ...........................       667,041        178,756            2,458,079
                                                         -----------    -----------    -----------------

      Net change in cash .............................       123,654         34,458              245,736

Cash, beginning of period ............................       125,320            930                3,238
                                                         -----------    -----------    -----------------

Cash, end of period ..................................   $   248,974    $    35,388    $         248,974
                                                         ===========    ===========    =================

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes ...................................   $      --      $      --      $            --
                                                         ===========    ===========    =================
      Interest .......................................   $      --      $       138    $           1,126
                                                         ===========    ===========    =================



                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                    Unaudited



    Non-cash investing and financing transactions:
       Net assets acquired in exchange for common
        stock in CytoDyn/Rexray business
        combination ..................................   $      --      $      --      $           7,542
                                                         ===========    ===========    =================
       Common stock issued to former officer to
        repay working capital advance ................   $      --      $      --      $           5,000
                                                         ===========    ===========    =================
       Common stock issued for convertible debt ......   $   149,500    $      --      $         587,000
                                                         ===========    ===========    =================
       Common stock issued for debt ..................   $      --      $   122,748    $         122,748
                                                         ===========    ===========    =================
       Options to purchase common stock issued
        for debt .....................................   $      --      $      --      $          86,341
                                                         ===========    ===========    =================
       Original issue discount and intrinsic value
        of beneficial conversion feature related
        to debt issued with warrants .................   $    92,500    $      --      $         602,000
                                                         ===========    ===========    =================

        On July 18, 2006 the company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock. The acquistion was accounted for as an asset purchase (See Note 2). The company acquired a prepaid sponsored research project for $162,800, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement. Additionally, subsequent to the acquistion, the company expensed the entire license agreement as a component of research and development expense.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


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

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2006 and 2005 and notes thereto in the Company's annual report on Form 10-KSB/A for the year ended May 31, 2006, filed with the Securities and Exchange Commission on November 9, 2006. Operating results for the three and six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month period ended November 30, 2006 and 2005 and the Period October 28, 2003 (Date of Inception) through November 30, 2006,
(b) the financial position at November 30, 2006, and (c) cash flows for the six month period ended November 30, 2006 and 2005, and the Period October 28, 2003 (Date of Inception) through November 30, 2006, have been made. Principles of Consolidation. - The consolidated financials statements include the accounts of CytoDyn Inc and its wholly owned subsidiary; Advanced Influenza Technologies, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


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

The transaction was accounted for as an asset purchase, and not an acquisition of a business, as AITI had no employees, operations, or customers, and was essentially a shell corporation to hold the assets acquired. Pursuant to the agreement, the Company acquired $512,200 in cash, and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology associated with certain acquired licenses. The $162,800 is being amortized into research and development expense as the services are provided. The company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued, as the company believed this was more indicative of the value of the assets acquired. In addition to the cash, and the prepaid sponsored research project, the Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense, as the patent rights or license agreements are being used in a particular research project, and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 of in-process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended November 30, 2006.The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4% royalties on net sales of the license products.

AITI also has agreed to fund a two year ($325,600) unrestricted project for ($162,800 per year) under the Sponsored Research Agreement with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved the agreement can be cancelled and the second year's payment is not required.

Use of Estimates - The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of November 30, 2006 or May 31, 2006. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Furniture, Equipment and Depreciation - Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to expense as incurred and major improvements or

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


betterments are capitalized. Gains or losses on sales or retirements are included in the statement of operations in the year of disposition.

Impairment of Long-Lived Assets - The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2006 and 2005, and for the period October 28, 2003 (inception date) through November 30, 2006.

Research and Development - Research and development costs are expensed as incurred.

Financial Instruments - At November 30, 2006, and May 31, 2006, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS No. 123R"). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly the Company adopted this standard on June 1, 2006.

SFAS No. 123R provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning June 1, 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS No. 123. The Company adopted the modified prospective application of SFAS No.123(R) effective June 1, 2006, and as a result, has not restated its financial results for prior periods.

Prior to June 1, 2006, the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation. As provided for by SFAS No. 123, the Company had elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense had been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan. The Company accounted for common stock, stock options, and warrants granted to non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield at the grant date.

For all awards granted prior to June 1, 2006, the unearned deferred fair value of stock-based compensation was recognized as an expense on a straight-line basis over the remaining requisite service period, ranging from three months to four years.


                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


There was no impact on operating results and per share information had the Company accounted for stock based compensation in accordance with SFAS No. 123R for the three and six months ended November 30, 2005.

Effective June 1, 2006 ,the estimated fair value of options and warrants granted is determined in accordance with SFAS No. 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions. Risk free interest rate of 4.56% to 5.2%; dividend yield 0%;
volatility 153% to 161% and expected life of five years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company's common stock. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the "simplfied method" as the Company's stock options are "plain vanilla" options, and the Company has a limited history of exercise data. For common stock options and warrants with graded vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight line basis over the requisite service period.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of November 30, 2006 and incorporated this rate in the estimated fair value of employee option grants.

As a result of adopting SFAS No. 123R, the Company's operating loss, loss before income taxes, and net loss were approximately $50,000, $287,000, and $287,000 lower for the three and six months ended November 30, 2006, and for the period
October 28, 2003 (inception date) through November 30, 2006 than if the Company had continued to account for stock based compensation under APB Opinion No. 25.
The impact to basic and diluted weighted averages was approximately $(.00), $(.03), and $(.03 )per share, for the above periods, respectively.

Net cash proceeds from the exercise of stock options and warrants were $0 for the three and six months ended November 30, 2006. At November 30, 2006, there was $966,153 of unrecognized compensation cost related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.68 years.

The following table represents stock option and warrants activity as of and for the six months ended November 30, 2006.

                                                                                Weighted
                                                                   Weighted     Average
                                                                    Average    Remaining    Aggregate
                                                         Number    Exercise   Contractual   Intrinsic
                                                       of shares    Price         Life        Value
                                                      ----------   --------   -----------   ---------
Options and warrants outstanding - May 31, 2006        1,532,222     $1.73
Granted                                                  515,000     $1.25
Exercised                                                    --        --
Forfeited/expired/cancelled                                  --        --
Options and warrants Outstanding - November 30, 2006   2,047,222     $1.61     7.22 years   $ 275,600

Outstanding Exercisable - November 30, 2006

                                                      $1,469,257     $1.57     6.36 years   $ 275,600
                                                      ==========   ========   ===========   =========

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


The total grant date fair value of options vested during the six months ended November 30, 2006 and 2005 was approximately $282,000 and $0, respectively. The grant date fair value of options granted for the six months ended November 30, 2006 and 2005 was $1.03 and $0, respectively.

Stock Issued for Services
-------------------------

During the year ended May 31, 2006, the Company issued common stock for certain services to a public relations company and a technology company. The Company recorded into additional paid in capital, the fair value of the common stock issued based on the quoted market price of the Company's common stock at the date of the respective agreements with the above parties. A contra-equity was recorded for the above services, which is being amortized into compensation expense and additional paid in capital over the requisite service period of the agreements. During the three and six month periods ended November 30, 2006, and for the period October 28, 2003 (inception date) through November 30, 2006, approximately $99,000,$190,000 and $289,000 was recognized as compensation expense related to these agreements, respectively. As of November 30, 2006, the unamortized portion of the stock for services was approximately $77,000. There was no compensation expense associated with these stock transactions for the three and six months ended November 30, 2005.

Earnings (Loss) per Common Share -. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month period ended November 30, 2006 and 2005, the basic and diluted weighted average shares outstanding are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock options and warrants to purchase 2,047,222 and 481,500 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2006 and 2005, respectively because the effect of such options would be anti-dilutive.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


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


4 - Convertible Notes - During the year ended May 31, 2006, the Company issued convertible promissory notes with 407,600 warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. $437,500 of the convertible debt was converted into common stock. As of May 31, 2006, the remaining unamortized discount associated with the convertible notes was $72,000 and $48,137 respectively. The notes bear interest at five percent per annum and mature in January and February 2007. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and accrued interest with common stock at the rate of $1.25 per share.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


During the six months ended November 30, 2006, the Company issued $92,000 in convertible notes with $74,000 detachable common stock warrants. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. There was no intrinsic value associated with the conversion feature. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital. The discounts are amortized over the life of the debt. During the three and six month periods ended November 30, 2006, and for the period October 28, 2003 (inception date) through November 30, 2006 the Company amortized approximately $84,000, $129,000, and $129,000 of the discount, respectively, which is included as a component of interest expense. As of November 30, 2006, the face amount and unamortized discount related to convertible notes was $15,000 and $11,835 respectively.

5 - Commitments and Contingencies - In 2001 CytoDyn of New Mexico, Inc. as a shareholder, sued its licensee Amerimmune Pharmaceuticals, Inc.(API) and its directors in order to prevent the destruction of the API. CytoDyn New Mexico Inc's attorney did not prosecute the case properly and the Los Angeles Superior Court awarded attorneys' fees in the amount of approximately $150,000 to the insurance company of API. In 2003 CytoDyn, Inc. acquired the assets of CytoDyn of New Mexico, Inc.

We have appealed the Court's order. We may or may not prevail on appeal, therefore, a $150,000 liability entitled "Commitments and contingencies" has been accrued on the Company's balance sheet.

6 - Related Party Transactions - As of November 30, 2006, the Company owed two officers promissory notes totaling of $71,375. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 remained unpaid at November 30, 2006 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

A former director has provided legal services to the Company over the past several years. As of November 30, 2006, the Company owed the former director $46,985 and it is included in the accompanying financial statements as "Indebtedness to related parties"as of November 30, 2005. As of November 30, 2006, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the former director will continue to provide legal services in the future.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of November 30, 2006 (unaudited) and May 31, 2006 (audited)
       and for the six months ended November 30, 2006 and 2005 (unaudited)
              and for the period October 28, 2003 (inception date)
                      through November 30, 2006 (unaudited)


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

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion. The balance due of $337,341 is included in the accompanying financial statements as "Indebtedness to related parties".

The above related party transactions were not consumated at arms length.


7. Legal Matters

The Company is occasionally a party to other litigation or threat of litigation arising in the normal course of business. Management after consulation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company's financial postion or results of operations.

Part I. Item 2. Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------------

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

Our wholly owned subsidiary AITI has a non-exclusive license to the following patents from the University of Massachusetts

      ----------------- ------------- ------------ ----------- ---------
       Serial Number     Filing Date   Issue Date   Patent #    Country
      ----------------- ------------- ------------ ----------- ---------
       08/009,833        1/27/1993     7/1/1997     5,643,578   USA
      ----------------- ------------- ------------ ----------- ---------
       08/187,879        1/27/1994     1/11/2005    6,841,381   USA
      ----------------- ------------- ------------ ----------- ---------
       10/763,049        1/22/2004     NA           pending     USA
      ----------------- ------------- ------------ ----------- ---------
       PCT/US93/02394    3/17/1993     NA           NA          PCT
      ----------------- ------------- ------------ ----------- ---------
       PCT/US95/00997    1/25/1995     NA           NA          PCT
      ----------------- ------------- ------------ ----------- ---------
       93907536          3/17/1993     NA           NA          EP
      ----------------- ------------- ------------ ----------- ---------
       01202355.2        6/18/2001     NA           NA          EP
      ----------------- ------------- ------------ ----------- ---------
       2,132,836         9/23/1994     NA           NA          CA
      ----------------- ------------- ------------ ----------- ---------
       2,181,832         1/25/1995     NA           NA          CA
      ----------------- ------------- ------------ ----------- ---------
       07-520142         1/25/1995     NA           NA          JP
      ----------------- ------------- ------------ ----------- ---------
       2003-28160        7/29/2003     NA           NA          JP
      ----------------- ------------- ------------ ----------- ---------
       JP7507203
      ----------------- ------------- ------------ ----------- ---------
       JP9508622T
      ----------------- ------------- ------------ ----------- ---------
       JP2004099603
      ----------------- ------------- ------------ ----------- ---------
       AU3150295
      ----------------- ------------- ------------ ----------- ---------

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

From January 2006 through January 4, 2007 we raised $602,000 through convertible promissorynotes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share and an interest rate of 5% per annum. $587,000 of the notes have been converted into 469,600 common shares. 12,000 shares remain from convertible notes outstanding of $15,000. To date, none of the warrants have been exercised.

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

The Company was previously trading on the OTCBB. The NASD delisted the Company's stock effective December 11, 2006 due to the late filing of the August 31, 2006 10QSB/A. The Company is currently trading on the pink sheets under the same trading symbol CYDY.


Part I. Item 3. Controls and Procedures
---------------------------------------

 Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with their review of our consolidated financial statements for the six months ended November 30, 2006, Pender Newkirk & Company LLP, our independent registered public accounting firm ("Pender"), advised management and our audit committee of the following matter that Pender considered to be a material weakness: The organization of our accounting department did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

Pender stated that this matter was evidenced by the following issues encountered in connection with thier review of the consolidated financial statements for the period ended November 30, 2006: (i) our closing procedures were not adequate and resulted in significant accounting adjustments, and (ii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of management comments related to our consolidated financial statements and related disclosures for the period ended November 30, 2006. In addition to issues (i) and (ii) above, which Pender restated as issues encountered in connection with its review of our consolidated financial statements for the three and six months ended November 30, 2006, Pender stated that this matter was further evidenced by inadequate supervision within our accounting department which contributed to our inability to provide accurate accounting for and disclosure of certain basic transactions.

As a result of the identification of this matter by Pender, management evaluated, with consultation from our audit committee, in the second quarter of 2006 and as of November 30, 2006, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of November 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

In the third quarter of 2007, we will develop plans to alter the current organization of our accounting department to hire additional consultant(s) to assist in our financial reporting processes, with expertise in public company financial reporting compliance.

In the third quarter of fiscal year 2007, we will seek guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, during these periods, we are in the process of implementing new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one or more additional accounting supervisory support staff members, future additional funds will be necessary to support the staff. Until we hire the necessary additional accounting supervisory support staff members, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

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


Part II Item 1. Legal Proceedings
---------------------------------

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

Part II. Item 2. Unregistered Sales of Equity and Use of Proceeds
-----------------------------------------------------------------

From March through November 30, 2006 we raised $602,000 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share. $587,000 of the notes were converted into 469,600 shares. The remaining notes payable amount is $15,000. To date, none of the warrants have been exercised.

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


DATE: January 15, 2007                               BY: /s/ Allen D. Allen
      ----------------                                  -----------------------
                                                        Allen D. Allen
                                                        President and CEO