Form 10QSB
period 2007-02-28
CYTODYN INC
filed 2007-04-16
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly period Ended: February 28, 2007
                                               -----------------

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
                                                       Yes       No   X
                                                           ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, no par value                             11,297,264
--------------------------                             ---------
         Class                    Number of shares outstanding at March 31, 2007

Transitional Small Business Disclosure Format:        Yes        No  X
                                                          ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes        No  X
                                      ---       ---

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements                                                 2
          ---------------------

Item 2    Plan of Operation                                                   19
          ------------------

Item 3    Controls and Procedures                                             26
          ------------------------

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                   28
          ------------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         30
          ------------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                     30
          --------------------------------

Item 4    Submission of Matters to a Vote of Security Holders                 30
          ----------------------------------------------------

Item 5    Other Information                                                   31
          ------------------

Item 6    Exhibits                                                            31
          --------

Part I Item 1. Financial Statements


                                                                            Page
                                                                            ----



Condensed  Consolidated Balance Sheets at February 28, 2007 and
 May 31, 2006..............................................................   3

Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2007 and 2006 and the period from
 October 28, 2003 (inception) through February 28, 2007 ...................   4

Condensed Consolidated Statements of Changes in Shareholders' Deficit
  for the nine months ended February 28, 2007 and for the period from
  October 28, 2003 (inception) through February 28, 2007 ..................   5

Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2007 and 2006 and the period from October 28, 2003
 (inception) through February 28, 2007.....................................   7

Notes to Condensed Consolidated Financial Statements.......................   9


                                  CYTODYN, INC.
                          (A Development Stage Company)
                             Condensed Consolidated
                                 Balance Sheet




                                     Assets
                                                                February 28, 2007      May 31, 2006
Current Assets:                                                    (unaudited)           (audited)
                                                                -----------------    -----------------
   Cash ......................................................  $         100,497    $         125,320
   Prepaid Insurance .........................................              6,083               36,100
   Prepaid Sponsored Research ................................             93,200                 --
                                                                -----------------    -----------------

             Total current assets ............................            199,780              161,420

Furniture and equipment, net .................................              2,970                2,334

Intangible asset, net ........................................              1,656                1,128

Deposit ......................................................                495                  495
                                                                -----------------    -----------------

                                                                $         204,901    $         165,377
                                                                =================    =================

                      Liabilities and Shareholders' Deficit

Current Liabilities:
   Accounts payable ..........................................  $         119,941    $         110,267
   Accrued liabilities .......................................            148,183              133,588
   Accrued interest payable ..................................              8,366                5,267
   Convertible notes payable, net ............................             10,604               23,863
   Indebtedness to related parties ...........................            455,702              393,360
                                                                -----------------    -----------------
             Total current liabilities .......................            742,796              666,345

Commitments and contingencies ................................            150,000              150,000
                                                                -----------------    -----------------
             Total liabilities ...............................            892,796              816,345
                                                                -----------------    -----------------

Shareholders' deficit :
   Preferred stock, no par value; 5,000,000 shares authorized,
    100,000 shares issued and outstanding ....................            167,500                 --
   Common stock, no par value; 25,000,000 shares authorized,
    11,297,264 and 9,147,664 shares issued and outstanding,
    respectively .............................................          4,146,465            3,062,566
   Stock for Prepaid Services ................................             (9,943)            (267,060)
   Additional paid-in capital ................................          1,853,982            1,324,509
   Accumulated deficit .......................................         (1,601,912)          (1,601,912)
   Deficit accumulated during development stage ..............         (5,243,987)          (3,169,071)
                                                                -----------------    -----------------
             Total shareholders' deficit .....................           (687,895)            (650,968)
                                                                -----------------    -----------------

                                                                $         204,901    $         165,377
                                                                =================    =================


                                                   CYTODYN, INC.
                                           (A Development Stage Company)
                                  Condensed Consolidated Statements of Operation
                                                     Unaudited


                                           Three Months Ended               Nine Months Ended         October 28, 2003
                                               February 28                     February 28               (Inception)
                                      ----------------------------    ----------------------------         through
                                          2007            2006            2007            2006       February 28, 2007
                                      ------------    ------------    ------------    ------------   -----------------
Operating expenses:
   General and administrative .....   $    418,469    $    254,487    $  1,304,592    $    404,168           3,417,928
   Amortization / Depreciation ....            816             589         124,281           1,613             128,257
   Research and Development .......         52,909            --           374,650            --               736,992
   Legal Fees .....................         79,540            --           132,081            --               198,831
   Commitments and Contingencies ..           --              --              --              --               150,000
                                      ------------    ------------    ------------    ------------    ----------------
           Total operating expenses        551,734         255,076       1,935,604         405,781           4,632,008
                                      ------------    ------------    ------------    ------------    ----------------
           Operating loss .........       (551,734)       (255,076)     (1,935,604)       (405,781)         (4,632,008)

Interest income ...................             26               2             946             100               1,624
Interest expense:
   Interest on convertible debt and
    other notes ...................         (7,622)        (18,798)       (140,258)        (18,798)           (611,723)

   Other ..........................           --              (162)           --            (2,166)             (1,880)
                                      ------------    ------------    ------------    ------------    ----------------
           Loss before income taxes       (559,330)       (274,034)     (2,074,916)       (426,645)         (5,243,987)

Income tax provision ..............           --              --              --              --                  --
                                      ------------    ------------    ------------    ------------    ----------------

           Net loss ...............       (559,330)   $   (274,034)   $ (2,074,916)   $   (426,645)         (5,243,987)
                                      ============    ============    ============    ============    ================

Basic and diluted loss per share ..   $      (0.05)   $      (0.03)   $      (0.19)   $      (0.05)   $          (0.59)
                                      ============    ============    ============    ============    ================

Basic and diluted weighted average
 common shares outstanding ........     11,281,597       8,542,032      10,895,897       8,542,032           8,838,245
                                      ============    ============    ============    ============    ================


                                                   CYTODYN, INC.
                                           (A Development Stage Company)
                       Condensed Consolidated Statement of Changes in Shareholders' Deficit
                              October 28, 2003 (Inception) through February 28, 2007



                                                                                                            Deficit
                                                                                                          Accumulated
                       Preferred Stock         Common Stock       Stock for   Additional                     During
                      -----------------  ----------------------    Prepaid      Paid-in    Accumulated    Development
                       Shares   Amount      Shares      Amount     Services     Capital      Deficit         Stage         Total
                      -------  --------  -----------  ----------  ---------   -----------  -----------    -----------   -----------
                                                                              As Restated                 As Restated   As Restated
                                                                              -----------                 -----------   -----------
Balance at October
 28, 2003, following
 recapitalization ..     --    $   --      6,252,640  $1,425,334  $    --     $    23,502   $(1,594,042)  $      --     $  (145,206)
February through
 April 2004, sale of
 common stock less
 offering costs of
 $54,000
 ($.30/share) ......     --        --      1,800,000     486,000       --            --            --            --         486,000
February 2004,
 shares issued to
 former officer as
 payment for working
 capital advance
 ($.30/share) ......     --        --         16,667       5,000       --            --            --            --           5,000
Net loss, year ended
 May 31, 2004 ......     --        --           --          --         --            --          (7,870)     (338,044)     (345,914)
                      -------  --------  -----------  ----------  ---------   -----------   -----------   -----------   -----------
Balance at May 31,
 2004 ..............     --        --      8,069,307   1,916,334       --          23,502    (1,601,912)     (338,044)         (120)
July 2004, capital
 contribution by an
 officer ...........     --        --           --          --         --             512          --            --             512
November 2004,
 common stock
 warrants granted ..     --        --           --          --         --          11,928          --            --          11,928
February 2005,
 capital contribution
 by an officer .....     --        --           --          --         --           5,000          --            --           5,000
Net loss, year ended
 May 31,2005 .......     --        --           --          --         --            --            --        (777,083)     (777,083)
                      -------  --------  -----------  ----------  ---------   -----------   -----------   -----------   -----------
Balance at May 31,
 2005 ..............     --        --      8,069,307   1,916,334       --          40,942    (1,601,912)   (1,115,127)     (759,763)
June through July
 2005, sale of
 common stock less
 offering costs of
 $27,867
 ($0.75/share) .....     --        --        289,890     189,550       --            --            --            --         189,550
August 2005, common
 shares issued to
 extinguish
 promissory notes
 payable and related
 interest
 ($0.75/share) .....     --        --        160,110     120,082       --            --            --            --         120,082
May 2006, common
 shares issued to
 extinguish
 convertible debt ..     --        --        350,000     437,500       --            --            --            --         437,500
November 2005, 94,500
 warrants exercised
 ($0.30/share) .....     --        --         94,500      28,350       --            --            --            --          28,350
January through
 April 2006, common
 shares issued for
 prepaid services ..     --        --        183,857     370,750   (370,750)         --            --            --            --






                                                   CYTODYN, INC.
                                           (A Development Stage Company)
                       Condensed Consolidated Statement of Changes in Shareholders' Deficit
                        October 28, 2003 (Inception) through February 28, 2007 - Continued

                                                                                                            Deficit
                                                                                                          Accumulated
                       Preferred Stock         Common Stock       Stock for   Additional                     During
                      -----------------  ----------------------    Prepaid      Paid-in    Accumulated    Development
                       Shares   Amount      Shares      Amount     Services     Capital      Deficit         Stage         Total
                      -------  --------  -----------  ----------  ---------   -----------  -----------    -----------   -----------
                                                                              As Restated                 As Restated   As Restated
                                                                              -----------                 -----------   -----------
Amortization of
 Prepaid Stock
 Services ..........     --        --           --          --      103,690          --            --            --         103,690
January through June
 2006, warrants
 issued with
 convertible debt ..     --        --           --          --         --         274,950          --            --         274,950
January through May
 2006, beneficial
 conversion feature
 of convertible
 debt ..............     --        --           --          --         --         234,550          --            --         234,550
March through May
 2006, stock options
 granted to
 consultants .......     --        --           --          --         --         687,726          --            --         687,726
March 2006, stock
 options issued to
 extinguish debt ...     --        --           --          --         --          86,341          --            --          86,341
                         --        --           --          --         --            --            --      (2,053,944)   (2,053,944)
                      -------  --------  -----------  ----------  ---------   -----------   -----------   -----------   -----------
Balance at May 31,
 2006 ..............     --    $   --    $ 9,147,664  $3,062,566  $(267,060)  $ 1,324,509   $(1,601,912)  $(3,169,071)  $  (650,968)
                      =======  ========  ===========  ==========  =========   ===========   ===========   ===========   ===========

Common stock issued
 to extinguish .....     --        --        119,600     149,500       --            --            --            --         149,500
Convertible debt
Stock issued for AITI
 acquisition .......     --        --      2,000,000     934,399       --            --            --            --         934,399

Amortization of
 Prepaid Stock
 Services ..........     --        --           --          --      257,117          --            --            --         257,117

Stock-Based
 Compensation ......     --        --           --          --         --         410,573          --            --         410,573

Warrants issued with
 Convertible Debt ..     --        --           --          --         --          92,500          --            --          92,500

Common stock issued
 for Services ......     --        --         30,000        --         --          26,400          --            --          26,400

Preferred Shares
 Issued AGTI .......  100,000   167,500         --          --         --            --            --            --         167,500

Net Loss February 28,
 2007 ..............     --        --           --          --         --            --            --      (2,074,916)   (2,074,916)
                      -------  --------  -----------  ----------  ---------   -----------   -----------   -----------   -----------
Balance at February
 28, 2007
 (unaudited) .......  100,000  $167,500  $11,297,264  $4,146,465  $  (9,943)  $ 1,853,982   $(1,601,912)  $(5,243,987)  $  (687,895)
                      =======  ========  ===========  ==========  =========   ===========   ===========   ===========   ===========


                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                    Unaudited


                                                                 Nine Months Ended        October 28, 2003
                                                                    February 28              (Inception)
                                                            --------------------------         through
                                                                2006           2005       February 28, 2007
                                                            -----------    -----------    -----------------
Cash flows from operating activities:
     Net loss ...........................................   $(2,074,916)   $  (426,645)   $      (5,243,987)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Amortization /Depreciation ......................       124,281          1,613              128,257
        Amortization of original issue discount .........       136,241         16,985              597,603
        Purchased in-process Research & Development .....       274,399           --                274,399
        Stock-based compensation ........................       694,089         12,900            1,373,777
        Changes in current assets and liabilities:
                 prepaid expenses .......................        30,019         62,863               (6,081)
                 deposits ...............................          --             --                   (495)
                 accounts payable and accrued liabilities        27,368         16,363              426,490
                                                            -----------    -----------    -----------------
        Net cash used in
                 operating activities ...................      (788,519)      (315,921)          (2,450,037)
                                                            -----------    -----------    -----------------
Cash flows from investing activities:
     Furniture and equipment purchases ..................        (3,345)          (936)             (10,783)
                                                            -----------    -----------    -----------------
        Net cash used in
        investing activities ............................        (3,345)          (936)             (10,783)
                                                            -----------    -----------    -----------------

Cash flows from financing activities:
     Proceeds from exercise of warrants .................          --           28,350               28,350
     Capital contributions by president .................          --             --                  5,512
     Proceeds of notes payable to related parties .......        62,341          5,197              573,441
     Payments of related party notes ....................          --          (38,324)             (38,324)
     Proceeds from convertible notes ....................        92,500        222,500              673,000
     Proceeds from the sale of common stock .............          --          217,418              785,767
     Payments for offering costs ........................          --          (27,867)             (81,867)
     Proceeds from acqusition of AITI ...................       512,200           --                512,200
     Proceeds from acqusition of AGTI ...................       100,000           --                   --
                                                            -----------    -----------    -----------------
        Net cash provided by
        financing activities ............................       767,041        407,274            2,429,729
                                                            -----------    -----------    -----------------

        Net change in cash ..............................       (24,823)        90,417               97,259

Cash, beginning of period ...............................       125,320            930                3,238
                                                            -----------    -----------    -----------------

Cash, end of period .....................................   $   100,497    $    91,347    $         100,497
                                                            ===========    ===========    =================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Income taxes ....................................   $      --      $      --      $            --
                                                            ===========    ===========    =================
        Interest ........................................   $      --      $       138    $           1,126
                                                            ===========    ===========    =================
     Non-cash investing and financing transactions:
        Net assets acquired in exchange for common
                 stock in CytoDyn/Rexray business
                 combination ............................   $      --      $      --      $           7,542
                                                            ===========    ===========    =================

        Common stock issued to former officer to ........   $      --      $      --      $           5,000
                                                            ===========    ===========    =================

        Common stock issued for convertible debt ........   $   149,500    $      --      $         587,000
                                                            ===========    ===========    =================
        Common stock issued for debt ....................   $      --      $   120,082    $         120,082
                                                            ===========    ===========    =================




                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows
                                    Unaudited


        Options to purchase common stock issued
                 for debt ...............................   $      --      $      --      $          86,341
                                                            ===========    ===========    =================
        Original issue discount and intrinsic value
                 of beneficial conversion feature
                 related to debt issued with warrants ...   $    92,500    $      --      $         602,000
                                                            ===========    ===========    =================


     On July 18, 2006 the company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock. The acquistion was accounted for as an asset purchase (See Note 2). The company acquired $512,200 in cash, a prepaid sponsored research project for $162,800, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement. Additionally, subsequent to the acquistion, the company expensed the entire license agreement as a component of research and development expense.

     On January 30, 2007, the company issued 100,000 preferred shares of unregistered stock for 1,000 shares of AGTI common stock. The acqusition was accounted for as an asset purchase (See Note 2). The company acquired prepaid license fee for seven years and $100,000 in cash. $52,500 was recorded as prepaid license fees and $15,000 for the up fron license fee, was expensed as research and development.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


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

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2006 and 2005 and notes thereto in the Company's annual report on Form 10-KSB/A for the year ended May 31, 2006, filed with the Securities and Exchange Commission on November 9, 2006. Operating results for the three and nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the entire year.

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month period ended February 28, 2007 and 2006 and the Period October 28, 2003 (Date of Inception) through February 28, 2007,
(b) the financial position at February 28, 2007, and (c) cash flows for the nine month period ended February 28, 2007 and 2006, and the Period October 28, 2003 (Date of Inception) through February 28, 2007, have been made.

Principles of Consolidation. - The consolidated financials statements include the accounts of CytoDyn Inc and its wholly owned subsidiaries; Advanced Influenza Technologies, Inc. and Advanced Genetic Technologies, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of February 28, 2007 or May 31, 2006. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets - The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 28, 2007 and 2006, and for the period October 28, 2003 (inception date) through February 28, 2007.

Research and Development - Research and development costs are expensed as incurred.

Financial Instruments - At February 28, 2007, and May 31, 2006, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

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

SFAS No. 123R provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning June 1, 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS No. 123. The Company adopted the modified prospective application of SFAS No.123(R) effective June 1, 2006, and as a result, was not required to restate its financial results for prior periods.

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


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

There was no impact on operating results and per share information had the Company accounted for stock based compensation in accordance with SFAS No. 123R for the three and nine months ended February 28, 2006.

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of February 28, 2007 and incorporated this rate in the estimated fair value of employee option grants.

As a result of adopting SFAS No. 123R, the Company's operating loss, and net loss were approximately $124,000, $411,000, and $411,000 lower for the three and nine months ended February 28, 2007, and for the period October 28, 2003 (inception date) through February 28, 2007 than if the Company had continued to account for stock based compensation under APB Opinion No. 25. The impact to basic and diluted weighted averages was approximately $(.01), $(.04), and $(.04 )per share, for the above periods, respectively.

Net cash proceeds from the exercise of stock options and warrants were $0 for the three and nine months ended February 28, 2007. At February 28, 2007, there was approximately $843,000 of unrecognized compensation cost related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.55 years.


                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


The following table represents stock option and warrants activity as of and for the nine months ended February 28, 2007.


                                                                                Weighted
                                                                   Weighted     Average
                                                                    Average    Remaining    Aggregate
                                                        Number     Exercise   Contractual   Intrinsic
                                                      of shares     Price        Life         Value
                                                     -----------   --------   -----------   ---------
Options and warrants outstanding -May 31, 2006         1,532,222    $1.73
Granted                                                  515,000    $1.25
Exercised                                                   --       --
Forfeited/expired/cancelled                                 --       --
Options and warrants Outstanding - February 28, 2007   2,047,222    $1.61      6.96 years   $ 247,000


Outstanding Exercisable - February 28, 2007
                                                     -----------   --------   -----------   ---------
                                                       1,560,644    $1.56      6.30 years   $ 247,000
                                                     ===========   ========   ===========   =========

The total grant date fair value of options vested during the nine months ended February 28, 2007 and 2006 was approximately $403,000 and $0, respectively. The grant date fair value of options granted for the three and nine months ended February 28, 2007 and 2006 was $0, $1.03,$0 and $0, respectively.

Stock Issued for Services
-------------------------
During the year ended May 31, 2006, the Company issued common stock for certain services to a public relations company and a technology company. The Company recorded into additional paid in capital, the fair value of the common stock issued based on the quoted market price of the Company's common stock at the date of the respective agreements with the above parties. A contra-equity was recorded for the above services, which is being amortized into compensation expense and additional paid in capital over the requisite service period of the agreements. During the three and nine month periods ended February 28, 2007, and for the period October 28, 2003 (inception date) through February 28, 2007, approximately $67,000, $257,000 and $355,000 was recognized as compensation expense related to these agreements, respectively. As of February 28, 2007, the unamortized portion of the stock for services was approximately $10,000. There was no compensation expense associated with these stock transactions for the three and nine months ended February 28, 2006.

During the period ended February 28, 2007, the company issued 30,000 shares of restricted common stock to a consultant. The shares were fully vested at the grant date, and accordingly, the company recognized $26,400 in compensation expense based on the fair market price of the stock at the grant date.

Earnings (Loss) per Common Share -. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month period ended February 28, 2007 and 2006, the basic and diluted weighted average shares outstanding are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock options and warrants to purchase 2,047,222 and 659,500 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended February 28, 2007 and 2006, respectively because the effect of such options would be anti-dilutive.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 did not materially impact the consolidated financial statements.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


     We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

4 -  Acquisitions

     On July 18, 2006 CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation, to purchased all 1,000 issued and outstanding shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc stock.

     The transaction was accounted for as an asset purchase, and not an acquisition of a business, as AITI had no employees, operations, or customers, and was essentially a shell corporation to hold the assets acquired. Pursuant to the agreement, the Company acquired $512,200 in cash, and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology associated with certain acquired licenses. The $162,800 is being amortized into research and development expense as the services are provided. The term of the licensing agreement is until the later of 20 years from the filing date of the licensed patents or the expiration of the last to expire patent of the licensed patents.The company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued, as the company believed this was more indicative of the value of the assets acquired. In addition to the cash, and the prepaid sponsored research project, the Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense, as the patent rights or license agreements are being used in a particular research project, and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 of in-process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended February 28, 2007.The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

     Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

     The University shall also receive 4% royalties on net sales of the license products.

     AITI also has agreed to fund a two year ($325,600) unrestricted project ($162,800 per year) under the Sponsored Research Agreement with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved the agreement can be cancelled and the second year's payment is not required.

     On January 30, 2007 CytoDyn, Inc. entered into an Acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc.(AGTI), a Florida Corporation in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted shares of CytoDyn, Inc common stock. The option to convert is any time after twelve (12) months and before thirty six (36) months from the date of closing of the agreement. The conversion option has a floor price of $.30 per share, which limits the maximum number of shares that the company may issue upon conversion to 4,333,333 shares of common stock.

     AGTI holds the worldwide exclusive and nonexclusive license agreements from the CBR Institute for Biomedical Research affilaited with Harvard Medical School for certain biological materials.

     The term of the licensing agreement is until the later of 20 years or the date the last patent expires that is owned or controlled by the Licensee.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


     Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

     The University shall also receive 2% royalties of net sales of the licensed products up to $200 million and 3% royalties of net sales in excess of $200 million. In the case of a sublicense the Univeristy would get 25% of non-royalty sublicense income.

     AGTI has prepaid the license fees in full for the next 7 years and has $100,000 in cash.

     The transaction was accounted for as an asset purchase, and not an acquisition of a business, as AGTI had no employees, operations, or customers, and was essentially a shell corporation to hold the assets acquired. Pursuant to the agreement, the Company acquired $100,000 in cash, and seven years of prepaid license fees to the Center for Biological Research at Harvard Medical School. $52,500 is recorded as prepaid license fees and $15,000 was expensed as Research and Development. The company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued, as the company believed this was more indicative of the value of the assets acquired. In addition to the cash, and the prepaid license fees, the Company acquired the worldwide nonexclusive and exclusive license agreements from the Center for Biological Research at Harvard Medical School for certain biological materials.The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain biological materials.

5 - Convertible Notes - During the year ended May 31, 2006, the Company issued convertible promissory notes with 407,600 warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. $437,500 of the convertible debt was converted into common stock. As of May 31, 2006, the remaining face amount and unamortized discount associated with the convertible notes was approximately $72,000 and $48,000 respectively. The notes bear interest at five percent per annum and mature in January and February 2007. Principal and accrued interest are payable in any combination of cash and common stock of the Company at the option of the lender. The Company can repay principal and accrued interest with common stock at the rate of $1.25 per share. During the three and nine months periods ended February 28, 2007, and 2006, and for the period October 28, 2003 (inception date) through February 28, 2007, the Company amortized approximately $0, $48,000 and $509,500 respectively, which was included as a component of interest expense.

     During the nine months ended February 28, 2007, the Company issued $92,500 in convertible notes with $74,000 detachable common stock warrants. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. There was no intrinsic value associated with the conversion feature. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The discounts are amortized over the life of the debt. During the three and nine month periods ended February 28, 2007, and for the period October 28, 2003 (inception date) through February 28, 2007 the Company amortized approximately $4,000, $88,000, and $88,000 of the discount, respectively, which is included as a component of interest expense. As of February 28, 2007, the face amount and unamortized discount related to convertible notes was approximately $15,000 and $4,000, respectively.

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


6 -  Commitments and Contingencies - All litigation  reflects the efforts of Rex
     H. Lewis, the previous CEO of the previous licensee Amerimmune, Inc. of the previous privately-held company that held the Cytolin(R)technology, CytoDyn of New Mexico, Inc., to take the property of Amerimmune, Inc., CytoDyn, Inc. our CRO, Symbion Research International, Inc. and the manufacturer of Cytolin(R), Vista Biologicals Corporation, for his privately held Nevada corporation, Maya, LLC. Although these efforts have been multifaceted and interstate in scope, all litigation reflects this one dispute or artifice.

     Rex H. Lewis, a Defendant and former director and C.E.O. of Amerimmune Pharmaceuticals, Inc. filed a First Amended Cross-Complaint against CytoDyn of New Mexico, Inc., Allen D. Allen, Corinne E. Allen, Ronald J. Tropp, Brian J. McMahon, Daniel M. Strickland, M.D. and unknown others designated as "Does 101-150".

     In 2001, CytoDyn of New Mexico, Inc. as a shareholder, sued its licensee Amerimmune Pharmaceuticals, Inc. (API) and its directors in order to prevent the destruction of API. The Los Angeles Superior Court awarded attorneys' fees in the amount of approximately $150,000 to the insurance company of API. The Company has accrued the amount on the accompanying financial statements for the period ended February 28, 2007. In 2003 CytoDyn, Inc. acquired the assets of CytoDyn of New Mexico, Inc. The Company has appealed the Court's order. The matter has not yet been briefed.

     CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
     -------------------------------------------------------------------

     Nature of the claims:
--------------------------------------------------------------------------------
     CytoDyn and Mr. Allen filed a complaint against Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. (together, "Amerimmune") to domesticate an October 4, 2004 judgment that CytoDyn and Mr. Allen obtained against Amerimmune in the Superior Court of California for Ventura County, case
     number   SC-039250.   Further,   CytoDyn  and  Mr.   Allen  named   Biovest
     International, Inc. ("Biovest") as a trustee-defendant because Biovest possesses a Cell-Bank, the rights to which CytoDyn and Mr. Allen own.
--------------------------------------------------------------------------------
     Progress to Date:
--------------------------------------------------------------------------------
     CytoDyn and Mr. Allen were successful in having the California judgment domesticated. Further, CytoDyn and Mr. Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to CytoDyn. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), intervened.
--------------------------------------------------------------------------------
     CytoDyn's's Response:
--------------------------------------------------------------------------------
     Maya, LLC purports to have taken the property of Amerimmune Pharmaceuticals, Inc. by foreclosing on all of its property with a security instrument Maya, LLC presented to a State Court in Nevada. CytoDyn had already recovered its property, so even if Maya had taken the property of Amerimmune Pharmaceuticals, it would not include the Company's technology. Maya foreclosed on the wrong entity since it was Amerimmune, Inc. that had originally held the technology, not Ammerimune Pharmaceuticals, Inc. Evidence obtained through discovery shows that the Board of Directors of Amerimmune Pharmaceuticals, Inc. had instructed Mr. Lewis to amend his security instrument to conform to law, which he did not do before presenting the instrument to the Court. This, and other evidence, will be used by CytoDyn's's lawyer in Massachusetts, and the attorney for Symbion Research International in Nevada, to seek summary judgments.
--------------------------------------------------------------------------------

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


     Expected Outcome:
--------------------------------------------------------------------------------
     We cannot express judgment regarding the outcome of the case or the probable ultimate liability, if any, to be incurred by CytoDyn. However, CytoDyn's claim to the Cell-Bank is strong and discovery has resulted in an intention on the part of the Company's attorney to obtain summary judgment in our favor.
--------------------------------------------------------------------------------
     Other legal/patent issues:
--------------------------------------------------------------------------------
     We have recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Because of uncertain consequences resulting from the actions of these rogue Amerimmune Inc. employees, Symbion Research International is acting to remedy the situation. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Symbion Research International intends to correct the inventorship and assignee in these applications.
--------------------------------------------------------------------------------
     Background:
--------------------------------------------------------------------------------
     CytoDyn of New Mexico, Inc. granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectual property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.
--------------------------------------------------------------------------------
     Maya LLC v. CytoDyn, et al
--------------------------------------------------------------------------------
     Maya LLC filed an action in Glendale, California alleging a number of complaints against us and two of its officers, several of which have been dismissed on demurrer and one of which may be dismissed on procedural grounds. Management believes that these events reflect a retaliatory and frivolous action on the part of Maya. Discovery has produced evidence that the allegations of Maya, LLC are false. Although the outcome of litigation is uncertain, our in-house counsel believes an outcome unfavorable to us is highly unlikely. Trial is scheduled for May 8, 2007.


7 - Related Party Transactions - As of February 28, 2007, the Company owed two officers promissory notes totaling of $71,375. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 remained unpaid at February 28, 2007 and is included in the accompanying condensed financial statements as "Indebtedness to related parties".

                                  CYTODYN, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
         As of February 28, 2007 (unaudited) and May 31, 2006 (audited)
      and for the nine months ended February 28, 2007 and 2006 (unaudited)
              and for the period October 28, 2003 (inception date)
                     through February 28, 2007 (unaudited)


     A former director provided legal services to the Company over the past several years. As of February 28, 2007, the Company owed the former director $46,985 and it is included in the accompanying financial statements as "Indebtedness to related parties"as of February 28, 2007. As of February 28, 2007, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the former director will continue to provide legal services in the future.

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

     Under the terms of this agreement:

     o The Company may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III studies for Cytolin.
     o The Company granted 83,122 non-qualified stock options with an exercise price of $.75 per share that vested immediately and are exercisable over 5 years.
     o The Company will pay $25,000 to Symbion by February 10, 2005, 30 days after execution of the agreement.
     o The Company will pay $275,000 to Symbion once the Company's secondary financing is received.

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


8 - Preferred Stock

The company has 5 million shares of no par preferred stock authorized. Related to the acquistion of AGTI (see Note 4), on January 30, 2007, the Company designated and issued 100,000 shares of the preferred stock as Series A Convertible Preferred Stock (Series A). The series A was valued based on the assets received (See Note 4) . The Series A has the following rights and designations:

o    No par
o    No voting rights
o Converts into $1,300,000 worth of common unregistered restricted shares of CytoDyn, Inc. common stock. The option to convert is at the holder's option at any time after 12 months and before 36 months from the date of closing of the agreement. The conversion option has a floor price of $.30 per share, which limits the maximum number of shares that the company may issue upon conversion to 4,333,333 shares of common stock.
o The Series A holders are entitled to a 5% yeild return compunded quarterly, paid in cash or in kind and is required to be repaid at the time of conversion by the company to the Series A holder.

Part I. Item 2.  Plan of Operation

During the next 12 months, our objectives are:
o to mount and, if possible, complete a Phase I study of our trivalent DNA-based, pre-flu vaccine. This study will be designed to evaluate safety as well as two potential indications: first, to help protect those who are at high risk of life-threatening complications from the seasonal flu, and second, to provide a potential means of protecting human populations from the bird flu should a pandemic occur, especially if there is an insufficient supply of inactived vaccine. The former will be evaluated directly, while the latter would be implied, in both cases, using the standard and accepted surrogate markers for humoral immunity;
o to meet with the FDA and seek approval to continue clinical trials of Cytolin(R);
o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong; and by aggressively opposing efforts to usurp or abscond with our AIDS drug resulting from its large potential value; o to raise approximately $2 to $8 million in additional funds needed to support our research and development efforts, the clinical trials relating to our pre-flu vaccine and Cytolin(R) and our general and administrative expenses, while keeping dilution to a minimum if possible; and
o to explore joint venture arrangements for, or in combination with, other possible pharmaceutical products.

DNA-Based Pre-Flu Vaccine

In July 2006, we acquired the exclusive right to develop a unique DNA-based pre-flu vaccine developed at the University of Massachusetts after completion of seminal scientific research. We acquired these rights for our wholly-owned subsidiary, Advanced Influenza Technologies, Inc. from UTEK Corporation, a publicly traded company that invests in promising technologies. UTEK contributed a significant amount of cash, as well as the technology, in exchange for 2,000,000 shares of unregistered stock in CytoDyn.

The flu poses a serious, global, public-health problem. Unlike other viruses, the influenza or flu virus changes every year causing an outbreak of seasonal flu that usually peaks in January. Because the virus has changed, a new vaccine must be manufactured and tested every year once the new strain of flu virus has been isolated. The seasonal flu results in about 200,000 hospitalizations and tens of thousands of deaths every year. Even in healthy young adults who do not have a life-threatening infection, the seasonal flu epidemic results in lost productivity and can make entire families feel miserable. Sometimes the flu virus changes so much by combining with bird or avian flu virus that a lethal pandemic sweeps the world causing tens of millions of deaths.

Although there are many flu vaccines in development, our product is designed for a unique and profitable niche that uses a seminal technology developed at the University of Massachusetts Medical School.

How it Works

Strains of the flu virus that the human immune system has not seen before are the ones that cause a seasonal flu every year and, from time to time, cause a lethal pandemic of the flu. Our DNA Plasmid vaccine works with an injection containing viral DNA that will teach the immune system how to recognize various strains of the flu that have not yet broken out to cause widespread illness. The viral DNA by itself does not cause the flu. Therefore, the immune system can recognize the flu virus before the virus itself is present. This will help the immune system fight the virus if a patient becomes infected. The DNA Vaccine is used in conjunction with the traditional viral based influenza vaccines as a pre-flu vaccine for maximum protection against influenza viruses including the avian or bird flu strains. By simply changing the DNA sequences that are contained in a pre-flu shot, the DNA pre-flu vaccine can easily and quickly adapt to new strains of a virus that threatens to break out and cause a pandemic.


The Advantages of Our DNA-Based Pre-Flu Vaccine

o    Helps Protect against the seasonal flu.
o    Helps protect against the bird flu.
o    All in one series of flu shots.
o    Easily adapted for new strains of the flu.
o You can get your pre-flu shots anytime before flu season, which is convenient for doctors and patients.


Advantages Over Antiviral Drugs

Antiviral drugs have to be taken soon after symptoms appear or they provide no benefit. Our pre-flu injection can be given at any time during the year before the flu season. The use of antiviral drugs causes the flu virus to mutate and become resistant to those drugs. According to public health officials, and the website http://www.cdc.gov/flu/avian/gen-info/facts.htm, the avian flu virus that has crossed the species barrier, H5N1, has become resistant to amantadine and Fluadime (rimantadine). Use of a pre-flu vaccine does not cause the virus to mutate to a strain that is resistant to the pre-flu vaccine because it is the immune system and not the pre-flu vaccine that suppresses the virus.

We hope to conduct the first clinical trial of our pre-flu vaccine by the 2007-2008 flu season, depending upon FDA protocol approvals, uneventful manufacturing, adequate enrollment of human subjects, and closing of the Maximum Offering.


Treatment for HIV/AIDS Cytolin(R)

We recently acquired the exclusive right to develop an improved version of Cytolin(R) using two antibodies invented at Harvard University Medical School's CBR Institute for Biomedical Research. Cytolin(R) treats HIV/AIDS by preventing killer T cells from destroying the CD4 T cells in humans infected with HIV which results in an impaired immune system. It is based upon a discovery made and published independently in the 1990's by our CEO, Allen D. Allen, et al.; Leonard Adelman; and Joyce Zarling, et al. Cytolin(R) is intended as a "salvage therapy" for patients who have failed or are failing Highly Active Antiretroviral Therapy (HAART). The Phase I(b)/II(a) study was completed with encouraging results and we are in the process of setting up a meeting with the FDA to gain approval to conduct further trialsThere is no assurance that Cytolin(R) or any other product will be successfully developed. "Cytolin(R)" is the registered trademark of CytoDyn, Inc.

Formaxycin

CytoDyn will be researching opportunities for the formulation of Formaxycin(TM), a topical dermatological product to improve the appearance of human skin by eliminating dysplastic and pre-cancerous conditions.


Clinical Trials Process

Phase I

Phase I includes the initial introduction of an investigational new drug or biologic into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in a small number of healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase I, sufficient information about the investigational product's pharmacokinetics and pharmacological effects are obtained to permit the design of well-controlled, scientifically valid, Phase II studies.

Phase II

Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase II studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people.

Phase III

Phase III studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase II, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase III studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase III studies usually include several hundred to several thousand people.


Status of Clinical Trials for Cytolin(R)

Phase I(b)/II(a) clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II(b) trials. We are purchasing the data from these trials from Symbion and will use the data to present to the FDA. Or we may use the new hybridomas we obtained from Harvard University's CBR Institute for Biomedical Research to develop an improved version of Cytolin(C) beginning with a new Phase I/II study.


Status of Clinical Trials for Influenza Pre-Flu Vaccine

No Investigational New Drug Application (IND) has yet been submitted to the FDA. Once we have finalized our development plan we will request a pre-IND meeting with the FDA.

Projected costs to complete our research and development and to obtain FDA approval of a Biologics Licensing Application for Cytolin(R):

We have negotiated with Symbion International for the right to use the Phase I(b)II(a) data from Cytolin(R) Trials, for a total of $362,000 and to seek approval for the Phase II(b) trials from the FDA. If the Phase II study is approved by the FDA, we expect it, together with the pre-Phase II efforts, to cost an estimated $6,056,981 for Symbion to conduct the clinical trials, including estimated manufacturing and supply costs of $450,000 and $362,000 for the Phase Ia/b data.

The estiamted cost for manaufacturing and conducting a Phase 1 clinical trial on our DNA pre-flu vaccine is approximately $2,000,000. We hope to begin the manufacturing process with the Waisman Clinical Biomanufaturing Facility this next quarter and expect to submit to the FDA, a protocol for a Phase 1 clinical trial this next fiscal year.
--------------------------------------------------------------------------------
Timing and anticipated completion dates for research and development.

Clinical trials for Cytolin can take anywhere from 29 to 42 months. Until we have met with the FDA, which we plan to do within the next six months, we cannot be certain what additional work must be done before commencing Phase II(b) trials of Cytolin(R).

Date we expect to begin benefiting from the product.
--------------------------------------------------------------------------------
We hope to complete our research and development of all Cytolin clinical trials needed for approval of a marketing application, if at all, by December 2012 but might get product into the clinic for the limited indication of salvage therapy as early as 2009 via treatment INDs depending upon the results from Phase II(b).

In fiscal 2007 we intend to begin a proof-of-principle trial of plasmid DNA containing three influenza A hemagglutinin antigens. If successful, this could justify the manufacturing and safety testing of a polyvalent product to be stockpiled by public health officials to prevent a future lethal pandemic associated with the avian (bird) virus. The indication for the seasonal antigens would probably be limited to individuals at high risk, such as children, the elderly, and those with chronic diseases, such as COPD. Much depends upon the next couple of flu seasons, the potential emergence of avian-mammalian hybrid influenza viruses, and competing vaccines.

Risks and uncertainties associated with completing development within reasonable period of time and if products are not completed on a timely basis.

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


Patents
We have a License Agreement with Allen D. Allen, our president, that gives us the exclusive right to develop his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden. Other Patents are pending in those same countries. We estimate the costs associated with these pending patents to be approximately $65,000, including amounts we have already spent. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time other than Hong Kong. The license acquired gives us the right to develop Mr. Allen's patents worldwide.

Our wholly owned subsidiary AITI has a non-exclusive license to the following patents from the University of Massachusetts


  -------------------- --------------- -------------- ------------- ---------
  Serial Number        Filing Date     Issue Date     Patent #      Country
  -------------------- --------------- -------------- ------------- ---------
  08/009,833           1/27/1993       7/1/1997       5,643,578     USA
  -------------------- --------------- -------------- ------------- ---------
  08/187,879           1/27/1994       1/11/2005      6,841,381     USA
  -------------------- --------------- -------------- ------------- ---------
  10/763,049           1/22/2004       NA             pending       USA
  -------------------- --------------- -------------- ------------- ---------
  PCT/US93/02394       3/17/1993       NA             NA            PCT
  -------------------- --------------- -------------- ------------- ---------
  PCT/US95/00997       1/25/1995       NA             NA            PCT
  -------------------- --------------- -------------- ------------- ---------
  93907536             3/17/1993       NA             NA            EP
  -------------------- --------------- -------------- ------------- ---------
  01202355.2           6/18/2001       NA             NA            EP
  -------------------- --------------- -------------- ------------- ---------
  2,132,836            9/23/1994       NA             NA            CA
  -------------------- --------------- -------------- ------------- ---------
  2,181,832            1/25/1995       NA             NA            CA
  -------------------- --------------- -------------- ------------- ---------
  07-520142            1/25/1995       NA             NA            JP
  -------------------- --------------- -------------- ------------- ---------
  2003-28160           7/29/2003       NA             NA            JP
  -------------------- --------------- -------------- ------------- ---------
  JP7507203
  -------------------- --------------- -------------- ------------- ---------
  JP9508622T
  -------------------- --------------- -------------- ------------- ---------
  JP2004099603
  -------------------- --------------- -------------- ------------- ---------
  AU3150295
  -------------------- --------------- -------------- ------------- ---------


Our wholly owned subsidiary AITI has an exclusive license to the following patents(s) exclusively from the University of Massachusetts

University invention disclosure UMMC04-96 entitled "Influenza Nucleic Acids, Polypeptides, and Uses Thereof" as embodied in Patent Applications 60/655,979; 11,362,617; and PCT/US2006/006701 and naming Shan Lu and Shixia Wang as inventors.

We have a license agreement through our wholly owned subsidiary, Advanced Genetic Technologies, Inc.(AGTI) with the Center for Biological Research at the Harvard Medical school for certain Bilogical Materials. The license fees have been prepaid for the first seven years.

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

As of May 31, 2005, we had seven unsecured notes payable to individuals, totaling $121,000. The notes were issued in February and March 2005, carried a 5% interest rate, and were to mature one year from the date of the note. On August 29, 2005, we extinguished the outstanding promissory notes and related accrued interest with the issuance of 160,110 shares of its common stock.

From January 2006 through March 31, 2007 we raised $602,000 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share and an interest rate of 5% per annum. $587,000 of the notes have been converted into 469,600 common shares. 12,000 shares remain from convertible notes outstanding of $15,000. To date, none of the warrants have been exercised.

When we acquired our wholly owned subsidiary AITI, in July 2006, we acquired $512,200 in cash, and a $162,800 prepaid sponsored research project.

When we acquired our wholly owned subsidiary AGTI, in January 2007, we acquired $100,000 in cash, and a $67,500 prepaid license.

We will require additional funding during the 2007 fiscal year in order to continue with research and development efforts. In addition to operating funds, we will need approximately $2,000,000 to $8,000,000 for research and development, including clinical trials, and manufacturing and supply costs, depending upon whether we are approved by the FDA to conduct a Phase II(b) study of Cytolin and/or a Phase I study of plasmid DNA.

We have entered into a Placement Agent Agreement with Capital Growth Resources, a broker-dealer registered with the National Association of Securities Dealers to raise up to $3.25 million. $2,000,000 of the proceeds would be used for a Phase I safety and proof of principle, clinical trial of our DNA based pre-flu vaccine. The remaining proceeds would be used for businmess operations over the next 12 months. If we are unable to secure the necessary funding, we will not be able to conduct our research and development activities or to continue in business.

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

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatments, obtain FDA approval, outsource manufacturing of the treatments, and ultimately to attain profitability. We intends to seek additional funding through equity offerings or licensing agreements to fund its business plan. There is no assurance that we will be successful in these endeavors.

Joint Ventures

     Buy-Sell Agreement with Symbion Research International, effective January 5, 2005.

Peggy C. Pence, PhD., is the President and Chief Executive Officer of Symbion Research International, Inc. On January 5, 2005, we entered into a buy-sell agreement to purchase intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase 1 clinical data and the protocol for the Phase II study.

Under the terms of this agreement:

o CytoDyn, Inc may purchase Symbion's Phase I clinical data in connection with obtaining approval from the FDA to conduct the Phase II/Phase III stud(ies) for Cytolin.
o CytoDyn, Inc granted 83,122 non-qualified stock options with an exercise price of $.75 per share in March 2006 - Symbion requested in September 2006 that these options be cancelled and the remaining $62,341 would be payable in cash. We therefore cancelled these options previously granted.
o    CytoDyn, Inc paid $25,000 in March 2005.
o CytoDyn, Inc will pay $275,000 plus the additional $62,341 to Symbion over fiscal year 2007.

The results of the Phase II(b) stud(ies) for Cytolin shall be the sole property of CytoDyn, Inc upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not received, the property shall revert to Symbion.

Contract with UTEK(r)

We have entered into an agreement with UTEK(r) in March 2006, wherein UTEK(r) agrees to identify and present new technology and company acquisition opportunities for CytoDyn in exchange for 40,000 unregistered shares of common stock. 1/12th of the shares (3,333) shall vest each month during the term of the 12 month agreement.

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

Acquisition of Advanced Influenza Technologies, Inc.

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

AITI holds the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies as described in patents:

o    US Patent Application 60/655,979
o    US 11,362,617 for "Influenza Nucleic Acids Polypeptides and Uses Therof
o    US  5,643,578
o    US 6,841,381
o European Patents 93907536 and 01202355.2 for "Immunization by Inoculation of DNA Transcription Unit"

The term of the licensing agreement expires upon the later of 20 years from the filing date of the licensed patents or the expiration of the last to expire patent of the licensed patents.

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


Acquisition of Advanced Genetic Technologies, Inc.

On January 30, 2007 CytoDyn, Inc. entered into an Acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc.(AITI), a Florida Corporation in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted shares of CytoDyn, Inc stock. The option to convert is any time after twelve (12) months and before thirty six (36) months from the date of closing of the agreement. The conversion option has a conversion floor price of $.30 per share, which limits the maximum number of shares that we may be required to issue upon conversion to 4,333,333 shares of common stock.

AGTI holds the worldwide exclusive and nonexclusive license agreements from the CBR Institute for Biomedical Research affilaited with Harvard Medical School for certain biological materials.

The term of the licensing agreement is until the later of 20 years or the date the last patent expires that is owned or controlled by the Licensee.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 2% royalties of net sales of the licensed products up to $200 million and 3% royalties of net sales in excess of $200 million. In the case of a sublicense the Univeristy would get 25% of non-royalty sublicense income.

AGTI has prepaid the license fees in full for the next 7 years and has $100,000 in cash.


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

We were previously trading on the OTCBB. The NASD delisted our stock effective December 11, 2006 due to the late filing of the August 31, 2006 10QSB/A. We are currently trading on the pink sheets under the same trading symbol CYDY.

Part 1 Item 3. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with their review of our consolidated financial statements for the nine months ended February 28, 2007, Pender Newkirk & Company LLP, our independent registered public accounting firm ("Pender"), advised management and our audit committee of the following matter that Pender considered to be a material weakness: The organization of our accounting department did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

Pender stated that this matter was evidenced by the following issues encountered in connection with thier review of the consolidated financial statements for the period ended February 28, 2007: (i) our closing procedures were not adequate and resulted in significant accounting adjustments, and (ii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of management comments related to our consolidated financial statements and related disclosures for the period ended February 28, 2007. In addition to issues (i) and (ii) above, which Pender restated as issues encountered in connection with its review of our consolidated financial statements for the three and nine months ended February 28, 2007, Pender stated that this matter was further evidenced by inadequate supervision within our accounting department which contributed to our inability to provide accurate accounting for and disclosure of certain transactions.

As a result of the identification of this matter by Pender, management evaluated, with consultation from our audit committee, in the third quarter of 2007 and as of February 28, 2007, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of February 28, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level.

Historically, we have not had a formal system of controls and procedures due to the fact that we were small in size and had no operations. Currently, management, with the oversight of the Chief Executive Officer and Chief Financial Officer, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

In the fourth quarter of 2007, we will develop plans to alter the current organization of our accounting department to hire additional consultant(s) to assist in our financial reporting processes, with expertise in public company financial reporting compliance.

In the fourth quarter of fiscal year 2007, we will seek guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, during these periods, we are in the process of implementing new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one or more additional accounting supervisory support staff members, future additional funds will be necessary to support the staff. Until we hire the necessary additional accounting supervisory support staff members, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

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



Part II Item 1 Legal Proceedings
--------------------------------

We believe all litigation reflects the efforts of Rex H. Lewis, the previous CEO of the previous licensee Amerimmune, Inc. of the previous privately-held company that held the Cytolin(R)technology, CytoDyn of New Mexico, Inc., to take the property of Amerimmune, Inc., CytoDyn, Inc. our CRO, Symbion Research International, Inc. and the manufacturer of Cytolin(R), Vista Biologicals Corporation, for his privately held Nevada corporation, Maya, LLC. Although these efforts have been multifaceted and interstate in scope, all litigation reflects this one dispute or artifice.

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

In 2001, CytoDyn of New Mexico, Inc. as a shareholder, sued its licensee Amerimmune Pharmaceuticals, Inc. (API) and its directors in order to prevent the destruction of API. The Los Angeles Superior Court awarded attorneys' fees in the amount of approximately $150,000 to the insurance company of API. In 2003 CytoDyn, Inc. acquired the assets of CytoDyn of New Mexico, Inc. We have appealed the Court's order. The matter has not yet been briefed.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
--------------------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.
--------------------------------------------------------------------------------

Nature of the claims:
--------------------------------------------------------------------------------
CytoDyn and Mr. Allen filed a complaint against Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. (together, "Amerimmune") to domesticate an October 4, 2004 judgment that CytoDyn and Mr. Allen obtained against Amerimmune in the Superior Court of California for Ventura County, case number SC-039250. Further, CytoDyn and Mr. Allen named Biovest International, Inc. ("Biovest") as a trustee-defendant because Biovest possesses a Cell-Bank, the rights to which CytoDyn and Mr. Allen own.
--------------------------------------------------------------------------------

Progress to Date:
--------------------------------------------------------------------------------
CytoDyn and Mr. Allen were successful in having the California judgment domesticated. Further, CytoDyn and Mr. Allen were successful in "charging" Biovest and securing an order that Biovest transfer the Cell-Bank to CytoDyn. However, the transfer has not occurred because recently Amerimmune's purported successor-in-interest, Maya, Inc. ("Maya"), intervened. Since CytoDyn expects to make a new cell bank in any event, this action is opposed because it is one part of an interstate scheme or artifice to convert our property.
--------------------------------------------------------------------------------

CytoDyn's's Response:
--------------------------------------------------------------------------------
Maya, LLC purports to have taken the property of Amerimmune Pharmaceuticals, Inc. by foreclosing on all of its property with a security instrument Maya, LLC presented to a State Court in Nevada. CytoDyn had already recovered its property, so even if Maya had taken the property of Amerimmune Pharmaceuticals, it would not include our technology. Maya foreclosed on the wrong entity since it was Amerimmune, Inc. that had originally held the technology, not Ammerimune Pharmaceuticals, Inc. Evidence obtained through discovery shows that the Board of Directors of Amerimmune Pharmaceuticals, Inc. had instructed Mr. Lewis to amend his security instrument to conform to law, which he did not do before presenting the instrument to the Court. This, and other evidence, will be used by CytoDyn's's lawyer in Massachusetts, and the attorney for Symbion Research International in Nevada, to seek summary judgments.
--------------------------------------------------------------------------------

Expected Outcome:
--------------------------------------------------------------------------------
We cannot express judgment regarding the outcome of the case or the probable ultimate liability, if any, to be incurred by CytoDyn. However, CytoDyn's claim to the Cell-Bank is strong and discovery has resulted in an intention on the part of our attorney to obtain summary judgment in our favor.
--------------------------------------------------------------------------------

Other legal/patent issues:
--------------------------------------------------------------------------------
We have recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Because of uncertain consequences resulting from the actions of these rogue Amerimmune Inc. employees, Symbion Research International is acting to remedy the situation. The former employees have filed two U.S. patent applications and several foreign patent applications based on a derivative international patent application. Symbion Research International intends to correct the inventorship and assignee in these applications.
--------------------------------------------------------------------------------

Background:
--------------------------------------------------------------------------------
CytoDyn of New Mexico, Inc. granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectual property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune.
--------------------------------------------------------------------------------

Maya LLC v. CytoDyn, et al
--------------------------------------------------------------------------------
Superior Court of Los Angeles Glendale Case # EC041590
--------------------------------------------------------------------------------

Maya LLC filed an action in Glendale, California alleging a number of complaints against us and two of its officers, several of which have been dismissed on demurrer and one of which may be dismissed on procedural grounds. Management believes that these events reflect a retaliatory and frivolous action on the part of Maya. Discovery has produced evidence that the allegations of Maya, LLC are false. Although the outcome of litigation is uncertain, our in-house counsel believes an outcome unfavorable to us is highly unlikely. Trial is scheduled for May 8, 2007.

Legal opinions of CytoDyn's attorneys are based on the law and on facts. Due to jury and jurist nullification, appeals through many courts, which may or may not be commercially reasonable and which a company may or may not be able to afford, may be necessary to have the law applied or the proved facts recognized making the outcome of litigation uncertain.


Part II Item 2 Unregistered Sales of Equity and Use of Proceeds

From January 2006 through March 31, 2007 we raised $602,000 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share. $587,000 of the notes were converted into 469,600 shares. The remaining notes payable amount is $15,000. To date, none of the warrants have been exercised.

On January 30, 2007, we entered into an Acquisition Agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc. (AGTI), a Florida Corporation in exchange for 100,000 Preferred Series A shares no par value stock convertible into $1,300,000 worth of unregistered restricted shares of CytoDyn, Inc. common stock. The option to convert is any time after twelve (12) months and before thirty six (36) months from the date of the closing of the agreement. The conversion option has a floor price of $.30 per share, which limits the number of shares that the we may issue upon conversion to 4,333,333 shares of common stock.

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




SIGNATURES



                                                     CYTODYN, INC.
                                                      (Registrant)


DATE:  April 13, 2007                        BY: /s/ Allen D. Allen
     ----------------                            -----------------------
                                                 Allen D. Allen
                                                 President and CEO