Form 10KSB
period 2007-05-31
CYTODYN INC
filed 2007-08-30
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended May 31, 2007
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES


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

Revenues for the most recent fiscal year $0
Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Act). Yes   No X

Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of common stock as of a specified within the past 60 days. $4,071,830

Number of shares of common stock outstanding as of August 29, 2007:  11,297,264
--------------------------------------------------------------------------------

                                  CYTODYN, INC

                   FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2007

                                TABLE OF CONTENTS




PART I
Item 1.  Description of Business..........................................     3
Item 2.  Description of Property..........................................    15
Item 3.  Legal Proceedings................................................    15
Item 4.  Submission of Matters to a Vote of Security Holders..............    17

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.........    17
Item 6.  Management's Discussion and Analysis or Plan of Operation........    19
Item 7.  Financial Statements.............................................    22
Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...........................................    22
Item 8A. Controls and Procedures...........................................   23
Item 8B. Other Information.................................................   25

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   26
Item 10. Executive Compensation............................................   28
Item 11. Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters.................................   31
Item 12. Certain Relationships and Related Transactions....................   32
Item 13. Exhibits..........................................................   34
Item 14. Principal Accountant Fees and Services............................   34

Item 1.    Description of Business


The Company

CytoDyn, Inc. is a Colorado corporation, with its principal business office at 227 E. Palace Avenue, Suite M, Santa Fe, New Mexico, 87501; telephone: (505) 988-5520, facsimile: (800) 417-7252, and website address: www.cytodyn.com. Originally incorporated as Rexray Corporation on May 2, 2002, the Company was renamed when Rexray acquired, in October 2003, all of the assets of CytoDyn of New Mexico, Inc. in exchange for 5,362,640 shares of common stock. We develop novel therapeutic agents for use against disease associated with Human Immunodeficiency Virus and plasmid-DNA products to protect human subjects against several strains of influenza (the flu). CytoDyn(R) and Cytolin(R) are our registered trademarks. Our service trademark mark symbol is:

                                [GRAPHIC OMITTED]

In October 2003 we entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc., pursuant to which we affected a two for one reverse split of our Common stock, and amended our articles of incorporation to change our name from Rexray Corporation to CytoDyn, Inc. Pursuant to the acquisition agreement, we were assigned the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen covering three United States patents along with foreign Counterpart patents which describe a method for treating HIV disease with the use of Monoclonal antibodies. We also acquired the trademarks, CytoDyn and Cytolin, and a related trademark symbol. The license acquired gives us the worldwide, exclusive right to develop, market and sell the HIV therapies from the patents, technology and know- how invented by Mr. Allen. The term of the agreement is for the life of the patents of which the first shall expire in 2013. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post- split shares of common stock to CytoDyn of New Mexico

Management

Our Chairman of the Board and Chief Executive Officer, Allen D. Allen, is the inventor and patent holder of the HIV/AIDS therapies licensed to us. He has over 30 years' experience in neuroimmunology, has published scores of scholarly papers in peer review science and medical journals, and has served as an investigator on clinical research sponsored by major pharmaceutical companies. Our other directors are: Corinne E. Allen, CPA is the daughter of Allen D. Allen the President and CEO, CPA Gregory A. Gould, CPA, Wellington Ewen, CPA MBA and Ronald J. Tropp, Esq. Please see "Management" below for more detailed information.

Employees

We have three full time employees, two part-time employees, and several consultants engaged in management and product development. CytoDyn intends to hire additional full time and part time employees if we raise additional working capital. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.

For period ended May 31, 2007 and 2006, and for the period October 28, 2003 (inception date) through May 31, 2007 we have spent $424,739, $0, and $787,081 on Research and Development expenditures respectively.


Business Overview

DNA-Based Pre-Flu Vaccine

In July 2006, we acquired the exclusive right to develop a unique DNA-based pre-flu vaccine developed at the University of Massachusetts after completion of seminal scientific research. Our wholly-owned subsidiary, Advanced Influenza Technologies, Inc., acquired these rights from UTEK Corporation, a publicly traded company that invests in promising technologies. UTEK also invested a significant amount of cash, as well as the technology, in exchange for 2,000,000 shares of unregistered common stock in our company.

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

    o You can get your pre-flu shots anytime before flu season. Convenient for doctors and patients.


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

We hope to conduct the first clinical trial of our pre-flu vaccine by the 2007-2008 flu season, depending upon FDA protocol approvals, uneventful manufacturing, adequate enrollment of human subjects, and our ability to raise additional working capital.


Treatment for HIV/AIDS Cytolin(R)

The Company recently acquired the exclusive right to develop an improved version of Cytolin(R) using two antibodies invented at Harvard University Medical School's CBR Institute for Biomedical Research. Cytolin(R) treats HIV/AIDS by preventing killer T cells from destroying the CD4 T cells in humans infected with HIV which results in an impaired immune system. It is based upon a discovery made and published independently in the 1990's by our CEO, Allen D. Allen, et al.; Leonard Adelman; and Joyce Zarling, et al. Cytolin(R) is intended as a "salvage therapy" for patients who have failed or are failing Highly Active Antiretroviral Therapy (HAART). The Phase I(b)/II(a) study was completed with encouraging results and the Company is in the process of setting up a meeting with the FDA to gain approval to conduct further trials. There is no assurance that Cytolin(R) or any other product will be successfully developed by the Company. "Cytolin(R)" is the registered trademark of CytoDyn, Inc.

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


Continuing Cytolin(R) Clinical Trials

Phase I(b)/II(a) clinical trials were conducted by Symbion Research International under the sponsorship of Amerimmune, Inc. during 2002. We believe that the data from these trials support approval by the FDA of Phase II(b) trials. We are purchasing the data from these trials from Symbion and will use the data to present to the FDA.

Clinical Trials Influenza Pre-Flu Vaccine

No Investigational New Drug Application (IND) has yet been submitted to the FDA. Once we have finalized our development plan we will request a pre-IND meeting with the FDA.


Patent Portfolio

We have licensed the following patents from Mr. Allen D. Allen, the Inventor and Registered Owner U.S. Patent Nos. 5,424,066 5,651,970 and 6,534,057, and foreign counterpart patents.

We have also licensed the following foreign patents: Canada, Australia, United Kingdom, Germany, Switzerland, France, Italy, Netherlands, Portugal, Spain and Sweden. These patents are the equivalent of the U.S. Patent No. 5,424,066. There is also a European patent pending which would be the equivalent of U.S. Patents No. 5,651,970.

The patents are registered to Mr. Allen D. Allen, the inventor and are licensed exclusively to us until they expire, the first of which is to occur in 2013. We will develop, market and sell the technology contained in the patents in accordance with the license agreement.

CytoDyn owns the registered trademarks, CytoDyn and Cytolin(R), and a related trademark of our graphic logo.

Our wholly owned subsidiary AITI has a non-exclusive license to the following patents from the University of Massachusetts


------------------ --------------- -------------- ------------- -----------
  Serial Number      Filing Date     Issue Date     Patent #      Country
------------------ --------------- -------------- ------------- -----------
  08/009,833         1/27/1993       7/1/1997       5,643,578     USA
------------------ --------------- -------------- ------------- -----------
  08/187,879         1/27/1994       1/11/2005      6,841,381     USA
------------------ --------------- -------------- ------------- -----------
  10/763,049         1/22/2004       NA             Pending       USA
------------------ --------------- -------------- ------------- -----------
  PCT/US93/02394     3/17/1993       NA             NA            PCT
------------------ --------------- -------------- ------------- -----------
  PCT/US95/00997     1/25/1995       NA             NA            PCT
------------------ --------------- -------------- ------------- -----------
  93907536           3/17/1993       NA             NA            EP
------------------ --------------- -------------- ------------- -----------
  01202355.2         6/18/2001       NA             NA            EP
------------------ --------------- -------------- ------------- -----------
  2,132,836          9/23/1994       NA             NA            CA
------------------ --------------- -------------- ------------- -----------
  2,181,832          1/25/1995       NA             NA            CA
------------------ --------------- -------------- ------------- -----------
  07-520142          1/25/1995       NA             NA            JP
------------------ --------------- -------------- ------------- -----------
  2003-28160         7/29/2003       NA             NA            JP
------------------ --------------- -------------- ------------- -----------
  JP7507203
------------------ --------------- -------------- ------------- -----------
  JP9508622T
------------------ --------------- -------------- ------------- -----------
  AU3150295
------------------ --------------- -------------- ------------- -----------

Our wholly owned subsidiary AITI has an exclusive license to the following patents(s) from the University of Massachusetts.

University invention disclosure UMMC04-96 entitled "Influenza Nucleic Acids, Polypeptides, and Uses Thereof" as embodied in Patent Applications 60/655,979; 11,362,617; and PCT/US2006/006701 and naming Shan Lu and Shixia Wang as inventors.

                                  RISK FACTORS
                                  ------------

An investment in our shares is very risky. You should only invest if you can afford to lose your entire investment. Before you invest, carefully consider the risks we discuss in this section, as well as the information elsewhere in these materials. You should also consider the information we incorporate by reference, and information that we file with the Securities and Exchange Commission from time to time, which you may find at www.sec.gov.

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

We Are a Business With No Revenues to Date and Cannot Commence Clinical Trials Unless We Can Overcome the Many Obstacles We Face.

We are a development-stage company with no prior business operations and no revenues. We are presently engaged in the early stage development of certain potential drugs. Unless we are able to secure adequate funding, we may not be able to successfully develop and market our potential drugs and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you may base an evaluation of our business and prospects. To date, our efforts have been allocated primarily to the following: aggressively patenting our technology; organizational activities; developing a business plan; obtaining interim funding; acquiring technology and working toward the ultimate successful development of our potential drugs. In order to establish ourselves in the bio-pharmaceutical market, we are dependent upon funding by sales of our securities and the successful development and marketing of our potential drugs. As a research and development company, we face increased risks, uncertainties, difficulties and expenses such that an investment in our common stock may be worthless if our business fails. We have a history of losses and a large accumulated deficit and we expect future losses that may cause our stock price to lose its value.

For the fiscal periods May 31, 2007 and May 31, 2006, we incurred net losses of $2,610,070 and $2,053,944, respectively. The losses since our development stage (October 23, 2003 through May 31, 2007) were $5,779,141. CytoDyn of New Mexico incurred approximately $1.3 Million in net losses before it assigned its license to us. We expect to lose more money as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.


Risks Related to Our Business


Our Inability to Retain and Attract Key Personnel Could Cause Our Business to Fail.

We believe that our future success will depend on the abilities and continued service of our senior management and executive officers, particularly our president and CEO and those persons involved in the research and development of our potential drugs. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and eventually market our drugs being developed, which would have a material adverse effect on our business.


Our Research and Development Efforts May Not Result In Commercially Viable Potential Drugs, Which Could Result in a Loss of Investment.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or saleable potential drugs. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable potential drugs from our technologies. If not, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.


Our Potential Drugs Have Not Yet Been Extensively Tested On Humans, and Their Efficacy Is Not Yet Known. If We Cannot Develop Effective Potential Drugs, Our Business Will Fail.

There are numerous legal, scientific and regulatory risks that may prevent us from carrying out our project to develop the drugs in our pipeline. Investment in CytoDyn must be considered highly speculative because, among other reasons, only limited testing on humans has been conducted. It is possible that our proposed therapies will not be effective for treating the indications or diseases or that they will have adverse side effects on human subjects which will prohibit or undermine their intended use. Consequently, investment in our securities involves a high degree of risk and only those persons of adequate financial means, who have no need for liquidity with respect to the investment, and can bear the risk of losing all or part of the investment, are suitable for such investment.

We Are Dependent Upon Patents CytoDyn and AITI Have Licensed. The Failure to Maintain These Licenses May Cause Our Business to Fail.

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


We May Not Have the Opportunity to Enter Into Strategic Partnerships For the Commercialization of Our Technologies, Which Could Have a Severe Negative Impact on Our Ability to Market Our Potential Drugs.

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


As a Producer of Potential Drugs, We May Be Exposed to Product Liability and Recall Risks for Which Insurance Coverage Is Expensive, Limited and Potentially Inadequate

We produce potential drugs, which, if approved for use by humans, subjects us to risks of product liability claims or product recalls, particularly in the event of false positive or false negative reports. The drug platform we are developing is also subject to product liability claims with respect to safety of the product, especially with regard to potential side effects. At the moment we have no product liability insurance, but even if we are successful in obtaining insurance for our potential drugs, a product recall or a successful product liability claim or claims that exceed our insurance coverage could have a material adverse effect on us. Product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all. Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our potential drugs.


Our Management Has Substantial Voting Control Over All Matters.

As of August, 2007, Allen D. Allen our president holds 1,881,415 and Corinne Allen, our Vice President, holds 1,575,521 of our 11,297,264 shares of common stock outstanding. This gives them significant influence and approximately 30.5% voting control over all matters submitted to a vote of the shareholders.


Technological Changes May Render Our Potential Drugs Obsolete.

The biopharmaceutical industry is subject to rapid and significant technological change, and our ability to compete is dependent in large part on our ability continually to enhance and improve our potential drugs and technologies. In order to do so, we must effectively utilize and expand our research and development capabilities, and, once developed, expeditiously convert new technology into potential drugs and processes which can be commercialized. Our competitors may succeed in developing technologies, potential drugs and processes that render our processes and potential drugs obsolete. Certain companies have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights relating to, potential drugs or processes competitive with or otherwise related to those of CytoDyn. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market potential drugs.


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

We Need to Raise $3,250,000. If less than the Minimum Amount of our Current Offering is Raised, We May Not Be Able to Continue Our Business.

In order to fund the Phase I/II clinical trial of our pre-flu vaccine, we must raise $3,250,000. We need to raise at least $250,000 in order to continue our business. The amount needed to fund other clinical trials cannot be known at this time, but substantial funds are needed to move drugs along the product development track. CytoDyn does not necessarily intend to become the final manufacturer of its products since, if and when it is in our shareholder's interests, the Company may be sold to or merged with a larger company. If a foreign or domestic governmental or other public entity funds some or all of our clinical trials, the design and/or execution may be less than optimal and the Company could wind up having to commit to manufacturing costs in the U.S. and overseas which could adversely affect the cost of doing business.


We May Be Exposed to Liability Claims, and Insurance Against These Claims May Not Be Sufficient to Cover All Claims.

The design, development, and testing of our products involve an inherent risk of liability claims by third parties. We currently maintain general liability insurance with per occurrence coverage of $2,000,000 and aggregate coverage of $4,000,000. The coverage limits of our insurance policies, may be inadequate to protect us from any liabilities we might incur in connection with design, development, and testing of our products. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.


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

Under current law, all new drugs and biologic products need clinical proof that they are safe and effective before they can be approved for marketing in the United States. The approval of our drugs will be subject to submission of a Licensing Application, submitted to the FDA. A license application is the vehicle through which CytoDyn will formally propose that the FDA approve our products for sale in the United States. To obtain this authorization, CytoDyn will submit for review, as contained in the application, nonclinical (in vitro and animal) and clinical (human) test data and analyses, drug information, and descriptions of manufacturing procedures. The submission of a licensing application to the FDA does not guarantee that an approval or clearance to market a product will be received.

This process could be costly and lengthy. There may be delays that increase our costs to develop new potential drugs as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

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


Risks Related to Our Common Stock

Our stock is thinly traded and highly volatile, which may make it difficult or impossible for investors to sell their shares, when and if a registration statement covering the Shares to be issued in our Offering is approved by the SEC or when and if an exemption from registration is available. Our common stock is a "penny stock" as defined in the Exchange Act, which are traded in the over-the-counter market on the pink sheets. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being issued hereby. In addition, the "penny stock" rules adopted by the Securities Exchange Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in these documents are the following:

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

Legal remedies that may be available to you as an investor in "penny stocks" are as follows:

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


Item 2.    Description of Property

Our principal offices are located at 227 E. Palace Avenue, Suite M, Santa Fe, New Mexico 87501. We lease this 750 square foot office space on a annual basis with ability to renew for $940 per month.


Item 3.    Legal Proceedings

Amerimmune Inc. vs. CytoDyn of New Mexico, Inc. - Cross Complaint
-----------------------------------------------------------------

In April 2004, CytoDyn filed an action in Los Angeles Superior Court against the directors of Amerimmune Pharmaceuticals for failing to supervise management. This action was mandated by federal case law in that CytoDyn owns the trademark "Cytolin." When the CEO of Amerimmune attempted to throw Amerimmune into bankruptcy, thereby ceasing its operations, Amerimmune was no longer operating and the issue became moot. In the meantime, Amerimmune had moved to Ventura County and CytoDyn recovered its property in the Ventura County court.

In connection with that action, some directors of Amerimmune were awarded attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. This judgment has been accrued on the financial statements. The tentative ruling of the appellate court was to reverse the award of attorneys' fees. The attorney for the insurance company has asked for, and was granted, the right to be heard one more time.

Maya,  LLC v. CytoDyn, et al
----------------------------
Superior Court of Los Angeles, Van Nuys Case # EC041590

Maya, LLC filed an action in Van Nuys, California alleging a number of complaints against CytoDyn and two of its officers, many of which have been dismissed on demurrer without leave to amend. The matter is under appeal and a trial date has not been set. The Company's counsel cannot estimate the probability or remoteness of a result adverse to the Company with respect to the outcome of this case.

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticvals Inc. v Biovest International Inc.
--------------------------------------------------

The Company and Allen filed a complaint against Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. (together, "Amerimmune") to domesticate an October 4, 2004 judgement that the Company and Allen obtained against Amerimmune in the Superior Court of California for Ventura County, case No. SC-039250. Futher, the Company and Allen named Biovest International Inc ("Biovest") as a trustee-defendant because Biovest possesses a Cell-Bank, the rights to which the Company and Allen own.

Maya LLC., ("Maya"), Amerimmune's purported successor-in-interest, successfully moved to intervene. In its Complaint-in-Intervention, Maya asserted that it, and not the Company and Allen, owns the Cell-Bank. The Company and Allen have denied that Maya has a superior right to the Cell-Bank.

The Company, Allen and Maya are engaged in discovery as to who has a superior right the Cell Bank. Recently, the Company and Allen deposed Maya and its principal, Rex Lewis ("Lewis"). The depositions are not yet completed. Counsel believes the Company's claim to the Cell-Bank is strong.

Other Patent/Legal Issues:
--------------------------
Symbion International Vs. Maya LLC et al.
-----------------------------------------

CytoDyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Symbion Research International is acting to remedy the situation having brought action in the U.S. District Court in Nevada. A motion for summary judgement is pending on patent ownership based on the perjured declarations Lewis, et al., and other factors. A jury trial on inventorship is being prosecuted but has not been set.

Background - CytoDyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectual property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune. Mr. Allen and CytoDyn of New Mexico, Inc were awarded the license back from Amerimmune in October 2004 by the Superior Court of California, County of Ventura.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of CytoDyn, Inc., a Colorado Corporation. was held on Sunday April 15, 2007 at 10:00 a.m., local time, at the Albuquerque Marriott Pyramid North, 5151 San Francisco Road NE, Albuquerque, NM 87109 for the following purposes:

    1. To elect the five Board of Directors below to serve a one year term until the next Annual Meeting.

The name of the directors elected to the Board of Directors at the Annual Meeting, age as of the Record Date, and certain information are set forth below.

     Name                     Age              Principal Occupation
------------------            ---        ------------------------------------

Allen D. Allen                70         Chief Executive Officer, CytoDyn
Corinne E. Allen              39         Vice President Business Development,
                                         Treasurer, CytoDyn
Gregory A. Gould              41         CFO, SeraCare Life Sciences, Inc.
Ronald J. Tropp               63         Corporate Attorney
Wellington A. Ewen            66         Chief Financial Officer, CytoDyn

    2. To ratify the appointment of Pender Newkirk & Company, LLP as auditors for the year ending May 31, 2007.

    3. To approve the terms of a private placement of $3.25 million for six million five hundred thousand (6,500,000) shares of our common stock at a price of $.50 per share and the terms of our agreement with placement agent Capital Growth Resources for this private placement.

    4. To Amend the 2005 Stock Incentive Plan by increasing the number of shares of our common stock available for grant by one million (1,000,000) in order to attract and retain key personnel.

The number of votes for the above proposals was 6,605,319 for the election of the directors (58%), 6,562,749 for appointment of auditors and approving the private placement or 58% of the total vote. 42,370 votes abstained from the proposal for new auditors and for approval of the private placement . 6,356 votes against proposal for the private placement. Total shares outstanding at February 15, 2007, the record date, was 11,297,264.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Trading Information

Because of a medical emergency and other unforeseen circumstances, CytoDyn, Inc. (Pink Sheets: CYDY.PK) was late filing its 10-QSB for the first time. We expect to be available for quotations again on the Over-The-Counter-Bulletin Board (OTCCBB) in the next couple of months.

As of August 29, 2007 we had approximately 300 holders of our common stock, plus what is held in street name which we cannot determine.


Dividends.

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in CytoDyn's operations and for expansion of the business.

Price Range of Outstanding Common Stock

Year Ended May 31, 2007
-------------------------------------------------
                                                    High     Low
                                                  -------- --------
First Quarter Ended August 31, 2006                 2.78     1.75
------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2006              1.65     .80
------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2007               1.00     .51
------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2007                   .85      .51
------------------------------------------------- -------- --------

Recent Sales of Unregistered Securities
Unregistered Sales of Equity and Use of Proceeds

From January 2006 through May 31, 2007 we raised $602,000 through convertible promissory notes at a conversion price of $1.25 with warrants attached and exercisable at $2.50 per share. $587,000 of the notes were converted into 469,600 shares. The remaining notes payable amount is $15,000. To date, none of the warrants have been exercised.

On July 18, 2006 the company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock (See Note 4). The company acquired a prepaid sponsored research project for $162,800, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement.

On January 30, 2007, the company issued 100,000 preferred shares of unregistered stock for 1,000 shares of AGTI common stock. The company acquired a prepaid license fee for seven years of $52,500 and $15,000 in expense associated with the license agreement.

Purchases of Equity Securities

None.

Item 6.    Management's Discussion and Analysis or Plan of Operation

During the next 12 months, our objectives are

    o to mount and, if possible, complete a Phase I study of our trivalent DNA-based, pre-flu vaccine. This study will be designed to evaluate safety as well as two potential indications: first, to help protect those who are at high risk of life-threatening complications from the seasonal flu, and second to provide a potential means of protecting human populations from the bird flu should a pandemic occur, especially if there is an insufficient supply of inactivated vaccine. The former will be evaluated directly, while the latter would be implied, in both cases, using the standard and accepted surrogate markers for humoral immunity;
    o to meet with the FDA and seek approval to continue clinical trials of Cytolin(R);
    o to continue our efforts to protect our technology by obtaining additional patents in The United Kingdom, the European Union and Hong Kong; and by aggressively opposing efforts to usurp or abscond with our AIDS drug resulting from its large potential value.
    o to raise approximately $2 to $8 million in additional funds needed to support our research and development efforts, the clinical trials relating to Cytolin(R)and our general and administrative expenses, while keeping dilution to a minimum if possible; and
    o to explore joint venture arrangements for, or in combination with, other possible pharmaceutical products.


Cash Requirements

We need to raise additional working capital in order to obtain our objectives as discussed above. If less than $250,000 is raised we may not be able to continue our business. In order to fund the Phase I/II clinical trial of our pre-flu vaccine, we must raise $3,250,000. The amount needed to fund other clinical trials cannot be known at this time, but substantial funds are needed to move drugs along the product development track. CytoDyn does not necessarily intend to become the final manufacturer of its products since, if and when it is in our shareholder's interests, we may be sold to or merged with a larger company. If a foreign or domestic governmental or other public entity funds we could wind up having to commit to manufacturing costs in the U.S. and overseas which could adversely affect the cost of doing business.


Employees

We have three full time employees, two part-time employees, and several consultants engaged in management and product development. CytoDyn intends to hire additional full time and part time employees if raise additional working capital. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.


Plant and Equipment

We do not anticipate purchasing any significant property or equipment in the next twelve months as we have a Contract Research Organization as well as other consultants we use and outsource to conduct the clinical trials.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. CytoDyn will compete with other more established biotechnology companies with greater financial resources than us.

Our potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than CytoDyn. Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be developed by CytoDyn, or that gain regulatory approval prior to our potential drugs. Worldwide, there are many antiviral drugs for treating HIV and AIDS. In seeking to manufacture, distribute and market the various potential drugs we intend to develop, we face competition from established pharmaceutical companies. All of our potential competitors in this field have considerably greater financial and personnel resources than we possess. Also, based on the premise that HIV patients lose their CD4 cells because of the way some white blood cells stick together in people infected with the virus, Johns Hopkins Medical School owns patents on specific antibodies which were licensed or acquired by Genentech Corporation and are believed to prevent the clumping of white blood cells, which is known as syncytia. It is possible that these antibodies may be licensed by Genentech and marketed in competition with Cytolin(R). CytoDyn also expects that the number of its competitors and potential competitors will increase as more potential drugs receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than CytoDyn in manufacturing, marketing and distributing its potential drugs.

There are many other vaccine related products in development by the major pharmaceutical companies. Although AITI has the patents for using its DNA-plasmids to protect human subjects from influenza, other companies may produce a superior product.

There can be no assurances that CytoDyn will be able to successfully commercialize any of the products in its pipeline.


Off- Balance Sheet Arrangements - The Company does not have any off-Balance sheet transactions for the periods ended May 31, 2007 and 2006.

Item 7.    Financial Statements

The financial statements and supplementary data required by this item are submitted in a separate section beginning on page F-1 of this report.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 3, 2006 our auditors, Cordovano and Honeck, LLP. were dismissed by the our audit committee.

On August 29, 2006, Cordovano and Honeck, LLP. notified us that they believed a commitment or contingency that was previously reported on our Form 10QSB for the quarter ended February 29, 2006 should be recharacterized and reflected in the our audited financial statements for the year ended May 31, 2006. We then amended and filed our 10-KSB on September 1, 2006 to include a $150,000 contingency liability for a legal judgement that is on appeal. Included in the amended Form 10-KSB was a signed audit letter from the auditors stating our financial statements can now be relied upon for the fiscal year ended May 31, 2006.

In April 2004, CytoDyn filed an action in Los Angeles Superior Court against the directors of Amerimmune Pharmaceuticals for failing to supervise management. This action was mandated by federal case law in that CytoDyn owns the trademark "Cytolin." When the CEO of Amerimmune attempted to throw Amerimmune into bankruptcy, thereby ceasing its operations, Amerimmune was no longer operating and the issue became moot. In the meantime, Amerimmune had moved to Ventura County and CytoDyn recovered its property in the Ventura County court.

In connection with that action, some directors of Amerimmune were awarded by the attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. The matter has not yet been briefed. Management believes we have a strong basis to appeal. In any event, this judgment has been accrued on the financial statements accompanying the amended Form 10-KSB, which was filed on September 1, 2006.

Our former auditors did provide a letter that was attached as an Exhibit concurring with the disclosures filed on the amended form 10-KSB.

Our authorized officers did discuss the matters disclosed on an 8-K report and amended Form 10-KSB that was filed September 1, 2006 with the independent auditor from Cordovano & Honeck. The discussions led to the disclosures as filed on the 8-K and amended Form 10-KSB. The authorized officers also communicated the matters disclosed with the audit committee. The officers and audit committee reviewed the disclosures as filed with the Commission and are fully aware of the matters that were disclosed on the amended form 10-KSB. The officers, audit committee members and independent auditor are all in agreement with the disclosures filed regarding the recharacterization of a $150,000 contingency liability.

This is the only difference that our management and Cordovano and Honeck, our former auditors, had in the last two fiscal years. The auditor's reports issued for the last two fiscal years were unqualified opinions with a going concern.

The decision to dismiss Cordovano & Honeck was recommended by our audit committee. The only disagreements management had with our former auditors in matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved would have caused the auditor to make reference to the subject matter of the disagreement with their report was the situation described above.

We have authorized our former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of the disagreement or event without limitation.


Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with their audit of our consolidated financial statements for the year ended May 31, 2007, Pender Newkirk & Company LLP, our independent registered public accounting firm ("Pender"), advised management and our audit committee of the following matter that Pender considered to be a material weakness: The organization of our accounting department did not provide us with the appropriate resources and adequate technical skills to accurately account for and disclose our activities.

Pender stated that this matter was evidenced by the following issues encountered in connection with their audit of the consolidated financial statements for the period ended May 31, 2007: (i) our closing procedures were not adequate and resulted in significant accounting adjustments, and (ii) we were unable to adequately perform the financial reporting process as evidenced by a significant number of management comments related to our consolidated financial statements and related disclosures for the period ended May 31, 2007. In addition to issues
(i) and (ii) above, which Pender restated as issues encountered in connection with its audit of our consolidated financial statements for the year ended May 31, 2007, Pender stated that this matter was further evidenced by inadequate supervision within our accounting department which contributed to our inability to provide accurate accounting for and disclosure of certain transactions.

As a result of the identification of this matter by Pender, management evaluated, with consultation from our audit committee, in the fourth quarter of 2007 and as of May 31, 2007, the impact of our lack of appropriate resources and adequate technical skills in our accounting department and concluded, that the control deficiency that resulted in our lack of appropriate resources and adequate technical skills in our accounting department represented a material weakness and concluded that, as of May 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation of Material Weakness

To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

In the next fiscal year, we will develop plans to alter the current organization of our accounting department to hire additional consultant(s) to assist in our financial reporting processes, with expertise in public company financial reporting compliance.

In the next fiscal year 2008, we will seek guidance from financial consultants who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, during these periods, we are in the process of implementing new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire one or more additional accounting supervisory support staff members, future additional funds will be necessary to support the staff. Until we hire the necessary additional accounting supervisory support staff members, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

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


Item 8B.   Other Information

(b)
--------------------------------------------------------------------------------

Changes in Internal Control over Financial Reporting

The changes noted above, specifically, the changes relating to our (i) engaging of financial consultants who are certified public accountants to assist us in identifying and evaluating complex accounting and reporting matters, (ii) new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions, and (iii) assignment of individuals to perform these processes and provision to those individuals of technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions, are the only changes during our most recently completed fiscal year that have materially affected or are reasonably likely to effect the financial statements.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Allen D. Allen                  70           Chairman of the Board,
                                             President, Chief Executive
                                             Officer

Corinne Allen, CPA              39           Director, Vice President

Ronald J. Tropp, Esq.           64           Director

Gregory Gould                   41           Director

Wellington Ewen                 68           Chief Financial Officer, Director

Stacia Andrews                  31           Secretary


Allen D. Allen. Mr. Allen has been our Chairman of our Board and our President and Chief Executive Officer since October, 2003. Before joining CytoDyn, he was the Chairman of the Board of Directors and Chief Executive Officer of CytoDyn of New Mexico, Inc., since its inception in 1994. From 1990 to 1994 he was a research associate with Olive View-UCLA Medical Center, where he collaborated and published with various medical professors original research on HIV, dermatology and general immunology and was the co-investigator on an autologous vaccine study. From 1986 to 1990 Mr. Allen was director of scientific affairs, Center for Viral Diseases, Northridge, California, where he conducted and published original research on a large cohort of patients with complex constellations of neuroimmunologic complaints. From 1971 to 1986 he was president of Algorithms, Incorporated where he conducted and published original research in the areas of artificial intelligence, perception, man and machine systems and societal engineering. Over the past thirty years, he has published numerous papers in the peer review science and medical journals. He has also served as an investigator on clinical research sponsored by major pharmaceutical companies, such as Ortho Biotech, Johnson & Johnson, and Sanofi-Winthrop. Mr. Allen invented and patented the family of HIV/AIDS therapies licensed to CytoDyn. He is a member of the American Physical Society and the American Federation of Scientists, a life member of the Institute of Electrical and Electronics Engineers, and a founding member of the Editorial Board of Physics Essays. Mr. Allen received an Associates of Arts degree from the University of California at Berkeley in 1957 and attended the University of California at Los Angeles from 1957 to 1959. In 1953 he received a national ARS Student Award in aeronautics from the American Rocket Society (now the Institute of Aeronautics and Astronautics). Mr. Allen is the father of Corinne E. Allen, our Vice President of Business Development.

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

Corinne Allen, CPA. Mrs. Pace has been a Director and Treasurer since October 2003, and was until May 2004, our Chief Financial Officer and until September 2006, our Secretary. In May 2004, Mrs. Pace became the Vice President of Business Development. From April 1995 to October 2003, she served as Secretary and Treasurer of CytoDyn of New Mexico, Inc. where she was also a Director from June, 1994 to October 2003. Mrs. Pace is a licensed Certified Public Accountant. From 1999 to 2003, Mrs. Pace was employed as a Senior Manager at Deloitte & Touche, and, from 1992 to 1998 was a CPA at Hallquist Jones P.C. She has over 17 years experience in the accounting industry. Mrs. Pace received a B.S. in Business Administration from California State University Northridge with a specialty in Accounting Theory and Practice in 1992. She has been a Certified Public Accountant since January 1997. Mrs. Pace is the daughter of Allen D. Allen.

Gregory A. Gould, CPA. Mr. Gould has been a Director since March 20, 2006 and a member of our Audit Committee and Compensation Committee since May 15, 2006. Mr. Gould has worked in the life sciences industry for the past decade as a senior executive. Until its acquisition by QLT, Inc. for approximately $850 million in November of 2004, Mr. Gould served as Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc. Atrix was a Nasdaq company with over $60 million in annualized revenues and 160 employees in two countries. From February of 1996 until its acquisition by KRG Capital Partners in October of 2003, Mr. Gould was the Director of Finance, and then Chief Financial Officer and Treasurer of Colorado MEDtech, a Nasdaq company with over $77 million in annualized revenues and 500 employees located in four States. Mr. Gould received his B.S. in Business Administration from the University of Colorado at Boulder in 1989. He is a Certified Public Accountant in Colorado and a member of the Colorado Society of Certified Public Accountants. Mr. Gould is currently the CFO of Seracare Life Sciences Inc.

Ronald J. Tropp, Esq. Mr. Tropp was a Director of the Company from October, 2003 to January 31, 2006 and was reappointed in January 2007. He served as Director for CytoDyn of New Mexico, Inc. Mr. Tropp received his Bachelor of Arts degree from Swarthmore College 1965, and a Juris Doctorate from the University of Wisconsin - Madison in 1968. He is admitted to the practice of law in New York and California. He has practiced entertainment and transactional law for over 25 years and has been representing CytoDyn of New Mexico, Inc. since the Fall of 1999. Previously, he served as corporate counsel and director for Pacific Coast Medical Enterprises, which owned five acute care hospitals in Southern California.

Stacia Andrews. Mrs. Andrews has been with the Company since January of 2006. She has been the Secretary since September 2006. Mrs. Andrews received her Bachelor of Arts Degree from University of Washington.

The directors mentioned above were elected at our Annual Meeting in January 2007 to serve one year terms.

Director Compensation

Our Directors receive 25,000 stock options each year for their services as Directors. The Shares vest 25% immediately and the remaining Shares vest monthly over twelve months. The Directors receive no cash compensation. Mr. Tropp was also granted 60,000 options for payment of legal services that he provided to the company in prior years.


Audit Committee Expert

The Board of Directors has resolved to establish an audit committee composed of our chief financial officer, Wellington Ewen, CPA, MBA Gregory A. Gould, CPA and Corinne Allen Pace, CPA. All of the members of the audit committee are "financial experts" as defined in Regulation S-B Item 401(e)(1)(ii)(2). Mr. Gould is the only independent member of the Audit Committee at this time. We are in the process of obtaining a additional independent members to serve on the Board. The Company's Audit Committee Charter is attached hereto as an Exhibit.


Item 10.   Executive Compensation

The following table provides an overview of compensation that CytoDyn, Inc. paid to the Named Executive Officers for the fiscal years ended May 31, 2007 and 2006.


Summary Compensation Table

                                Annual
                             Compensation  Long Term Compensation     Awards
--------------------- ------ ------------ ----------------------- --------------
Name & Principal       Year   Salary       Securities Underlying   All Other
Position                                   Options (# Shares)      Compensation
--------------------- ------ ------------ ----------------------- --------------
Allen D. Allen,        2007   150,000(1)   50,000                  0
President, Chief       2006   98,000(1)    25,000                  0
Executive Officer
--------------------- ------ ------------ ----------------------- --------------
Wellington A. Ewen,    2007   0            50,000                  0
Chief Financial        2006   0            50,000                  0
Officer (3)
--------------------- ------ ------------ ----------------------- --------------
Corinne Allen, Vice    2007   100,000(2)   50,000                  0
President Business     2006   60,000(2)    25,000                  0
Development
--------------------- ------ ------------ ----------------------- --------------

    1. As of February 2006, Mr. Allen's salary was approved by Board of Directors for $150,000. He was paid a total of $90,333 as of the end of the fiscal year 2006, and $ 104,167 for fiscal year 2007 and the remainder of his salary was accrued.
    2. Ms. Allen was approved for salary of $100,000 February 2006, she was paid $55,833 for the fiscal year 2006 and $78,750 for fiscal year 2007 and the remainder was accrued. In prior years her salary was under $100,000.


    3. Mr. Wellington A. Ewen is eligible to receive an option for 50,000 shares that became exercisable at the end of his first year of employment, exercisable at $0.50 a share, additional options for 50,000 shares that became exercisable at the end of his second year of employment, exercisable at $1.00 a share, and options for 50,000 shares that will become exercisable at the end of his third year of employment, exercisable at $1.50 a share.


Compensation of Directors

      Our Directors receive 25,000 stock options each year for their services as Directors. The Shares vest 25% immediately and the remaining Shares vest monthly over twelve months. The Directors receive no cash compensation.

                      Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of November 30, 2006:

                                            (a)               (b)                 (c)
                                                            Weighted-     Number of securities
                                                             average      remaining available
                                         Number of          exercise       for future issuance
                                      securities to be      price of          under equity
                                    issued upon exercise   outstanding     compensation plans
                                       of outstanding       options,     (excluding securities
                                     options, warrants      warrants      reflected in column
Plan category                            and rights        and rights             (a))
                                    --------------------   -----------   ---------------------
Equity compensation plans
  approved by security holders           1,234,122         $.61 - 2.95          1,565,878
Equity compensation plans not
  approved by security holders(1)          813,100                $.61                  0

Total(2)                                 2,047,222         $.61 - 2.95          1,565,878

_______________
(1) In May 2004 Mr. Ewen was granted 150,000 options as his only compensation for being our Chief Financial Officer. The options vested 50,000 as of May 2005 with exercise price of $.50 per share, 50,000 as of May 2006 with an exercise price of $1.00 per share and 50,000 May 2007 with exercise price of $1.50 per share. To date no options have been exercised. 426,000 warrants were issued to a prior financial representative. 94,500 have been exercised 331,500 remain unexercised. The exercise price is $.30 per share and the warrants expire in 2010. 481,600 warrants were issued to certain friends and family as part of an incentive to participate in our bridge loan financing. The warrants exercise price are $2.50 and they expire in 2010. To date none have been exercised.

(2) As of May 31, 2007 we had: 11,297,264 shares of common stock issued and outstanding

                      Option/SAR Grants in Last Fiscal Year
                           Individual Employee Grants

         (a)                   (b)            (c)           (d)           (e)
                                          % of Total
                                         Options/SARS
                            Number of     Granted to      Exercise
                           Underlying    Employees in      Price
                          Options/SARS    Fiscal Year    per Shares   Expiration
        Name               Granted (#)      5/31/07       ($/Sh)         Date
------------------        ------------   ------------   -----------   ----------
Allen D. Allen, CEO           75,000           4%       1.21 - 2.95    3/20/2016
Wellington Ewen, CFO,
  Director                   250,000          12%       1.00 - 2.68    3/20/2016
Corinne Allen Vice
  President, Director         75,000           4%       1.21 - 2.95    3/20/2016
Gregory A Gould, Director     50,000           4%        .94 - 2.28    3/20/2016
Ronald J. Tropp, Director     85,000         4.1%              2.28    3/20/2016


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

         (a)              (b)         (c)              (d)              (e)
                                                 # of Securities      Value of
                                                    Underlying      Unexercised
                                                   Unexercised      In-the-money
                         Shares                   Options at FYE     Options at
                        Acquired     Value       May 31, 2007 (#)    FYE ($)(1)
                      On Exercise   Realized       Exercisable/     Exercisable/
     Name                 (#)         ($)         Unexercisable    Unexercisable
-------------------   -----------   --------     ---------------   -------------
Allen D. Allen,
  CEO                      0           0          49,219/25,781         0/0
Wellington Ewen,
  CFO, Director            0           0         230,435/19,565      12,500/0
Corinne Allen, Vice
President, Director        0           0          49,219/25,781         0/0
Gregory A Gould,
  Director                 0           0          30,469/19,531         0/0
Ronald J. Tropp,
  Director                 0           0            85,000/0            0/0
_______________
(1) Represents the difference between the fair market value of common stock underlying the option and the exercise price at FYE May 31, 2006. Fair market value of the common stock on May 31, 2007 was $.75 per Share.

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of May 31, 2007, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Directors and Executive Officers as a group.


                                             Amount And Nature     Approximate
                                               of Beneficial         Percent
Name And Address of Beneficial Owner(1)       Ownership(2)(3)         Owned
---------------------------------------      -----------------     -----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Allen D. Allen                                   1,930,634            16.41%
Corinne E. Allen                                 1,624,740            13.81%
Wellington Ewen                                    230,435             1.96%
Gregory A. Gould                                    30,469               *
Ronald J. Tropp, Esq.                               85,000               *
Stacia C. Andrews                                   23,594               *
UTEK Corp (not officers or directors)            2,040,000            17.34%
All Officers and Directors as a Group            5,964,872            49.52%

__________________________
*    Less than 1%

(1) Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn, Inc., 227 E. Palace Ave, Suite M, Santa Fe, New Mexico 87501.

(2) Each Shareholder has sole voting and investment power for the Shares they beneficially own. This table is based upon information supplied by Officers, Directors, Principal Shareholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of March 1, 2007, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the Shareholders named in the table have sole voting and investment power with respect to all Shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)  Includes options that have been granted and vested:

     Mr. Gould has options to purchase 50,000 Shares of common stock, 30,469 have vested. None have been exercised to date. 25,000 were Granted in FYE 2006 and 25,000 were Granted in FYE 2007.

     Mrs. Andrews has options to purchase 35,000 Shares of common stock, 23,594 have vested. None have been exercised to date. 10,000 were Granted in FYE 2006 and 25,000 were Granted in FYE 2007.

     Mr. Tropp has options to purchase 85,000 Shares for his prior service on the Board. All 85,000 Shares have vested. None have been exercised to date.

     Mr. Allen has options to purchase 75,000 Shares of common stock. 49,219 have vested. None have been exercised to date. 25,000 were Granted in FYE 2006 and 50,000 were Granted in FYE 2007.

     Mr. Ewen has options to purchase 150,000 Shares of common stock in connection with an employment agreement. Mr. Ewen also received another 75,000 options for his service on the Board of Directors. 230,435 Shares have vested. None have been exercised to date.

     Ms. Allen has options to purchase 75,000 Shares of common stock. 49,219 have vested. None have been exercised to date. 25,000 were Granted in FYE 2006 and 50,000 were Granted in FYE 2007.

     We know of no arrangements concerning anyone's ownership of Stock, which may, at a subsequent date, result in a change of control.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, Officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms submitted to us during the year ended May 31, 2007, we believe that all Section 16(a) filing requirements applicable to our Officers and Directors were complied with.


Item 12.  Certain Relationships and Related Transactions

         Related Party Transactions, Actual or Proposed, In Last 2 Years. We propose to be, or during the last two years were, party to certain transactions involving amounts in excess of $120,000, in which our Directors, Executive Officers, others hold more than 5% of any class of our securities, or their immediate family members, had or will have a material interest. The interested parties and transactions are described below.

         Services Provided by Ronald J. Tropp. Director, Ronald J. Tropp, Esq., has provided legal services to us and to CytoDyn of New Mexico, Inc. for a number of years. Currently, we owe him the sum of $46,985 for these services. Mr. Tropp received 60,000 options as partial payment of his services. We anticipate that Mr. Tropp will provide additional legal services to us in the future.

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

         Notes Given to Corinne Allen. In January 2004, we issued to Corinne E. Allen, our Vice President of Business Development, Treasurer and Director, two non interest bearing promissory notes, each payable on demand, in the original principal amounts of $50,000 and $38,906. The notes reflected advances made to us by Ms. Allen during the years ending on May 31, 2003 and May 31, 2004. The $50,000 note was paid in full in February, 2004. The $38,906 note remains outstanding and does not bear interest.


Code of Ethics.

We have adopted a Code of Ethics for our Chief Executive Officer, Vice President of Business Development and our Chief Financial Officer. This Code of Ethics can be found on our website at www.cytodyn.com.

Item 13.  Exhibits

---------- ---------------------------------------------------------------------
  Exhibit
  Number              Exhibit Description
---------- ---------------------------------------------------------------------
 31.1       Section 302 Certification of Allen D. Allen
 31.2       Section 302 Certification of Wellington A. Ewen
 32.1       Section 906 Certification of Allen D. Allen
 32.2       Section 906 Certification of Wellington A.Ewen
 99.1       Charter of the Audit Committee of the Board of Directors
---------- ---------------------------------------------------------------------

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


Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2006 for professional services rendered by our predecessor principal accounting firm, Cordovano and Honeck, P.C., for the audit of the financial services included in Form 10-KSB, and for the review of the interim condensed financial statements included in Form 10-QSB, were approximately $5,900. Included here are fees associated with the review by Cordovano and Honeck, P.C. of a registration statement filed with the SEC and the related issuance of independent accountant consent letters. The aggregate fees billed during the fiscal years ended May 31, 2007 for professional services rendered by our current principal accounting firm, Pender Newkirk & Co.., for the audit of the financial services included in Form 10-KSB, and for the review of the interim condensed financial statements included in Form 10-QSB, were $28,000.


Audit Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2006 for assurance and related services rendered by our predecessor principal accounting firm, Cordovano and Honeck, P.C., were approximately $10,000. Assurance and related service fees include the audit of employee benefit plan financial statements and audit-related due diligence assistance on potential acquisitions. The aggregate fees billed during the fiscal years ended May 31, 2007 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk & Co., were approximately $39,211.


Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended May 31, 2007 and 2006 for professional services rendered by our predecessor principal accounting firm, Cordovano and Honeck, P.C., and current principal accounting firm, Pender Newkirk Co. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended May 31, 2007 and 2006 for all other professional services rendered by our principal accounting firms, Cordovano and Honeck, P.C., and Pender Newkirk & Co. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.



Chart of Fees Paid to Independent Auditing Firm For Past Two Fiscal Years

----------------------------- ----------------------------------------------
                                      For fiscal years ended May 31,
----------------------------- ----------------------------------------------
 Type of Service                2007      % not         2006      % not
                                           pre-                    pre-
                                        approved(1)             approved(1)
----------------------------- -------- ------------- --------- -------------
Audit fees                    $ 28,000      0%        $  5,900      0%

----------------------------- -------- ------------- --------- -------------
Audit-related fees            $ 39,211      0%        $ 10,000      0%

----------------------------- -------- ------------- --------- -------------

Tax fees
----------------------------- -------- ------------- --------- -------------
     Tax compliance

----------------------------- -------- ------------- --------- -------------
Tax advice & planning
----------------------------- -------- ------------- --------- -------------

Total tax fees
----------------------------- -------- ------------- --------- -------------
All other fees

----------------------------- -------- ------------- --------- -------------
Total fees                    $ 67,211                $ 15,900

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

CytoDyn, Inc.



By:  /s/ Allen D. Allen
--------------------------------------------
Allen D. Allen, Chief Executive Officer
Date:      August 29, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Allen D. Allen                                        Date:  August 29, 2007
--------------------------------------------
Allen D. Allen, President, Chief Executive
Officer, Director

/s/  Wellington A. Ewen                                   Date:  August 29, 2007
--------------------------------------------
Wellington A. Ewen, Chief Financial Officer,
Director

/s/ Corinne E. Allen                                      Date:  August 29, 2007
--------------------------------------------
Corinne E. Allen, Vice President of Business
Development, Secretary, Treasurer, Director


/s/ Ronald J. Tropp, Esq.                                 Date:  August 29, 2007
--------------------------------------------
Ronald J. Tropp, Esq., Director

/s/ Gregory A. Gould                                      Date:  August 29, 2007
--------------------------------------------
Gregory A. Gould, Director

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm...................  F-2

Consolidated Balance Sheet at May 31, 2007................................  F-4

Consolidated Statements of Operations for the years ended
  May 31, 2007 and 2006 and the period from October 28, 2003
  (inception) through May 31, 2007 .......................................  F-5

Consolidated Statement of changes in Shareholders' Deficit for the period from  October 28, 2003 (inception) through May 31, 2007..........  F-6

Consolidated Statements of Cash Flows for the years ended May, 2007 and
  2006 and the period from October 28, 2003 (inception) through
  May 31, 2007............................................................  F-8

Notes to Consolidated Financial Statements................................  F-10

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
CytoDyn, Inc. (A Development Stage Company)
Santa Fe, New Mexico


We have audited the accompanying consolidated balance sheet of CytoDyn, Inc. (a development stage company) as of May 31, 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and the period from October 28, 2003 (date of inception) through May 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of May 31, 2006 and for the year then ended and for the period October 28, 2003 (date of inception) through May 31, 2006 were audited by other auditors whose report dated August 25, 2006 (except for certain notes, as to which the date is November 1, 2006), as restated, included an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the period October 28, 2003 (date of inception) through May 31, 2006 include a net loss of $3,169,071. Our opinion on the consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period October 28, 2003 (date of inception) through May 31, 2007, insofar as it relates to amounts for the periods through May 31, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2007 and the results of its operations and its cash flows for the year then ended and the period from October 28, 2003 (date of inception) through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $2,610,070 and $5,779,141 for the year ended May 31, 2007 and the period October 28, 2003 (date of inception) through May 31, 2007, respectively. As of May 31, 2007, the Company had $928,616 of negative working capital and $16,604 of cash with which to satisfy any future cash requirements, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
August 21, 2007

                                 Cytodyn, Inc.
                         (A Development Stage Company)
                                 Balance Sheet


                                     Assets                            May 31,
                                                                        2007
Current Assets:                                                     -----------
    Cash ........................................................   $    16,604
    Prepaid Insurance ...........................................        43,254
    Prepaid license fees ........................................        50,000
                                                                    -----------

                Total current assets ............................       109,858

Furniture and equipment, net ....................................         2,611

Intangible asset, net ...........................................         1,294

Deposit .........................................................           495
                                                                    -----------

                                                                    $   114,258
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable ............................................   $   239,572
    Accrued liabilities to related parties ......................       193,600
    Accrued interest payable ....................................        10,216
    Convertible notes payable, net ..............................        14,385
    Notes payable ...............................................       125,000
    Indebtedness to related parties .............................       455,701
                                                                    -----------
                Total current liabilities .......................     1,038,474

Commitments and contingencies ...................................       150,000
                                                                    -----------
                Total liabilities ...............................     1,188,474
                                                                    -----------

Shareholders' deficit :
    Preferred stock, no par value; 5,000,000 shares authorized,
     100,000- shares issued and outstanding .....................       167,500
    Common stock, no par value; 20,000,000 shares authorized,
     11,297,264 shares issued and outstanding, ..................     4,172,865
    Stock for Prepaid Services ..................................      (106,521)
    Additional paid-in capital ..................................     2,072,993
    Accumulated deficit prior to recapitalization ...............    (1,601,912)
    Deficit accumulated during development stage ................    (5,779,141)
                                                                    -----------
                Total shareholders' deficit .....................    (1,074,216)
                                                                    -----------

                                                                    $   114,258
                                                                    ===========

               The accompanying footnotes are an integral part of
                      the consolidated financial statements


                                 Cytodyn, Inc.
                         (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                   October 28,
                                                       For the year ended             2003
                                                             May 31,               (Inception)
                                                  ----------------------------       through
                                                      2007            2006        May 31, 2007
                                                  ------------    ------------    ------------
Operating expenses:
   General and administrative .................   $  1,619,462    $  1,412,266    $  3,734,678
   Amortization / Depreciation ................        168,184           2,101         172,160
   Research and Development ...................        424,739            --           787,081
   Legal Fees .................................        252,745         170,800         469,495
                                                  ------------    ------------    ------------
             Total operating expenses .........      2,465,130       1,585,167       5,163,414
                                                  ------------    ------------    ------------
             Operating loss ...................     (2,465,130)     (1,585,167)     (5,163,414)

Interest income ...............................           (949)           (101)         (1,627)
Interest expense:
   Interest on convertible debt and other notes        145,889         468,878         617,354
                                                  ------------    ------------    ------------
             Loss before income taxes .........     (2,610,070)     (2,053,944)     (5,779,141)

Income tax provision ..........................           --              --              --
                                                  ------------    ------------    ------------

             Net loss .........................   $ (2,610,070)   $ (2,053,944)   $ (5,779,141)
                                                  ============    ============    ============

Basic and diluted loss per share ..............   $      (0.24)   $      (0.24)   $      (0.65)
                                                  ============    ============    ============

Basic and diluted weighted average
   common shares outstanding ..................     10,997,063       8,639,483       8,833,306
                                                  ============    ============    ============

               The accompanying footnotes are an integral part of
                      the consolidated financial statements



                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Statements of Changes in Shareholders' Deficit

                                                                                                            Deficit
                                                                      Stock                               Accumulated
                         Preferred Stock          Common Stock         For      Additional                   During
                     ----------------------  ----------------------   Prepaid    Paid-in    Accumulated   Development
                       Shares      Amount      Shares      Amount    Services    Capital      Deficit        Stage         Total
                     ----------  ----------  ----------  ----------  ---------  ----------  -----------   -----------   -----------
Balance at October
 28, 2003, following
 recapitalization ...$     --    $     --     6,252,640  $1,425,334  $    --    $   23,502  $(1,594,042)  $      --     $  (145,206)
February through
 April 2004, sale of
 common stock less
 offering costs of
 $54,000
 ($.30/share) .......      --          --     1,800,000     486,000       --          --           --            --         486,000
February 2004, shares
 issued to former
 officer as payment
 for working capital
 advance
 ($.30/share) .......      --          --        16,667       5,000       --          --           --            --           5,000
Net loss, year ended
 May 31, 2004 .......      --          --          --          --         --          --         (7,870)     (338,044)     (345,914)
                     ----------  ----------  ----------  ----------  ---------  ----------  -----------   -----------   -----------
Balance at
 May 31, 2004 .......      --          --     8,069,307   1,916,334       --        23,502   (1,601,912)     (338,044)         (120)
July 2004, capital
 contribution by an
 officer ............      --          --          --          --         --           512         --            --             512
November 2004, common
 stock warrants
 granted ............      --          --          --          --         --        11,928         --            --          11,928
February 2005,
 capital contribution
 by an officer ......      --          --          --          --         --         5,000         --            --           5,000
Net loss, year ended
 May 31, 2005 .......      --          --          --          --         --          --           --        (777,083)     (777,083)
                     ----------  ----------  ----------  ----------  ---------  ----------  -----------   -----------   -----------
Balance at
 May 31, 2005 .......      --          --     8,069,307   1,916,334       --        40,942   (1,601,912)   (1,115,127)     (759,763)
June through
 July 2005, sale of
 common stock less
 offering costs of
 $27,867
 ($0.75/share) ......      --          --       289,890     189,550       --          --           --            --         189,550
August 2005, common
 shares issued to
 extinguish
 promissory notes
 payable and related
 interest
 ($0.75/share) ......      --          --       160,110     120,082       --          --           --            --         120,082
May 2006, common
 shares issued to
 extinguish
 convertible debt ...      --          --       350,000     437,500       --          --           --            --         437,500
November 2005, 94,500
 warrants exercised
 ($0.30/share) ......      --          --        94,500      28,350       --          --           --            --          28,350
January through April
 2006, common shares
 issued for prepaid
 services ...........      --          --       183,857     370,750   (370,750)       --           --            --            --

Amortization of
 Prepaid Stock
 Services ...........      --          --          --          --      103,690        --           --            --         103,690



               The accompanying footnotes are an integral part of
                      the consolidated financial statements


                                  CYTODYN, INC.
                          (A Development Stage Company)
                 Statements of Changes in Shareholders' Deficit

                                                                                                            Deficit
                                                                      Stock                               Accumulated
                         Preferred Stock          Common Stock         For      Additional                   During
                     ----------------------  ----------------------   Prepaid    Paid-in    Accumulated   Development
                       Shares      Amount      Shares      Amount    Services    Capital      Deficit        Stage         Total
                     ----------  ----------  ----------  ----------  ---------  ----------  -----------   -----------   -----------
January through June
 2006, warrants
 issued with
 convertible debt ...      --          --          --          --         --       274,950         --            --         274,950
January through May
 2006, beneficial
 conversion feature of
 convertible debt ...      --          --          --          --         --       234,550         --            --         234,550
March through May
 2006, stock options
 granted to
 consultants ........      --          --          --          --         --       687,726         --            --         687,726
March 2006, stock
 options issued to
 extinguish debt ....      --          --          --          --         --        86,341         --            --          86,341
Net loss year
 May 31, 2006 .......      --          --          --          --         --          --           --      (2,053,944)   (2,053,944)
                     ----------  ----------  ----------  ----------  ---------  ----------  -----------   -----------   -----------
Balance at
 May 31, 2006 .......      --    $     --     9,147,664  $3,062,566  $(267,060) $1,324,509  $(1,601,912)  $(3,169,071)  $  (650,968)
                     ==========  ==========  ==========  ==========  =========  ==========  ===========   ===========   ===========

Common stock issued
 to extinguish ......      --          --       119,600     149,500       --          --           --            --         149,500
Convertible debt
Stock issued for
 AITI acquisition ...      --          --     2,000,000     934,399       --          --           --            --         934,399

Amortization of
 Prepaid Stock
 Services ...........      --          --          --          --      267,060        --           --            --         267,060

Common stock payable
 for prepaid
 services ...........      --          --          --          --     (106,521)    120,000         --            --          13,479

Stock-Based
 Compensation .......      --          --          --          --         --       535,984         --            --         535,984

Warrants issued with
 Convertible Debt ...      --          --          --          --         --        92,500         --            --          92,500

Common stock issued
 for Services .......      --          --        30,000      26,400       --          --           --            --          26,400

Preferred Shares
 Issued AGTI ........   100,000     167,500        --          --         --          --           --            --         167,500

Net Loss
 May 31, 2007 .......      --          --          --          --         --          --           --      (2,610,070)   (2,610,070)
                     ----------  ----------  ----------  ----------  ---------  ----------  -----------   -----------   -----------
Balance at
 May 31, 2007 .......   100,000  $  167,500  11,297,264  $4,172,865  $(106,521) $2,072,993  $(1,601,912)  $(5,779,141)  $(1,074,216)
                     ==========  ==========  ==========  ==========  =========  ==========  ===========   ===========   ===========

               The accompanying footnotes are an integral part of
                      the consolidated financial statements


                                  Cytodyn, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                      October 28,
                                                               Years Ended               2003
                                                       --------------------------     (Inception)
                                                           2007           2006       May 31, 2007
                                                       -----------    -----------    ------------
Cash flows from operating activities:
     Net loss ......................................   $(2,610,070)   $(2,053,944)   $(5,779,141)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Amortization /Depreciation ................       168,184          2,101        172,160
         Amortization of original issue discount ...       140,020        461,364        601,384
         Stock issued for in-process
          Research & Development                           274,399           --          274,399
         Stock-based compensation ..................       905,264        687,370      1,647,553
         Changes in current assets and liabilities:
                 Prepaid expenses ..................        30,022         (4,759)        (6,079)
                 Deposits ..........................          --             --             (495)
                 Accounts payable and accrued
                   liabilities .....................       157,091        305,794        556,212
                                                       -----------    -----------    -----------
         Net cash used in
                 operating activities ..............      (935,090)      (602,074)    (2,534,007)
                                                       -----------    -----------    -----------

Cash flows from investing activities:
     Furniture and equipment purchases .............        (3,326)          (936)       (10,764)
                                                       -----------    -----------    -----------

         Net cash used in
         investing activities ......................        (3,326)          (936)       (10,764)
                                                       -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of warrants ............          --           28,350         28,350
     Capital contributions by president ............          --             --            5,512
     Proceeds of notes payable to related parties ..          --             --          547,849
     Proceeds from notes payable ...................       125,000           --          125,000
     Payments of related party notes ...............          --             --          (38,324)
     Proceeds from convertible notes ...............        92,500        509,500        602,000
     Proceeds from the sale of common stock ........          --          217,417        757,417
     Payments for offering costs ...................          --          (27,867)       (81,867)
     Proceeds from acquisition of AITI .............       512,200           --          512,200
     Proceeds from acquisition of AIGI .............       100,000           --          100,000
                                                       -----------    -----------    -----------
         Net cash provided by
         financing activities ......................       829,700        727,400      2,558,137
                                                       -----------    -----------    -----------

         Net change in cash ........................      (108,716)       124,390         13,366

Cash, beginning of period ..........................       125,320            930          3,238
                                                       -----------    -----------    -----------

Cash, end of period ................................   $    16,604    $   125,320    $    16,604
                                                       ===========    ===========    ===========


               The accompanying footnotes are an integral part of
                      the consolidated financial statements



                                  Cytodyn, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows


Supplemental disclosure of cash flow information:
Cash paid during the period for:
         Income taxes ..............................   $      --      $      --      $      --
                                                       ===========    ===========    ===========
         Interest ..................................   $      --              138          1,126
                                                       ===========    ===========    ===========
     Non-cash investing and financing transactions:
         Net assets acquired in exchange for common
                 stock in CytoDyn/Rexray business
                 combination .......................   $      --      $      --      $     7,542
                                                       ===========    ===========    ===========
         Common stock issued to former officer to
                 repay working capital advance .....   $      --      $      --      $     5,000
                                                       ===========    ===========    ===========
         Common stock issued for convertible debt ..   $   149,500    $   437,500    $   587,000
                                                       ===========    ===========    ===========
         Note payable issued to related party for
                 research and development services .        62,341           --           62,341
                                                       ===========    ===========    ===========
         Common stock issued for debt ..............   $      --      $   120,082    $   120,082
                                                       ===========    ===========    ===========
         Options to purchase common stock issued
                 to extinguish debt ................   $    62,341    $      --      $    62,341
                                                       ===========    ===========    ===========
         Original issue discount and intrinsic value
            of beneficial conversion feature related
            to debt issued with warrants ...........   $    92,500    $   509,500     $   602,000
                                                       ===========    ===========    ===========

         On July 18, 2006 the company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock (See Note
         4). The company acquired a prepaid sponsored research project for $162,800, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement.


         On January 30, 2007, the company issued 100,000 preferred shares of unregistered stock for 1,000 shares of AGTI common stock. The company acquired a prepaid license fee for seven years of $52,500 and $15,000 in expense associated with the license agreement.


               The accompanying footnotes are an integral part of
                      the consolidated financial statements

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


1 - Organization:

The Company was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). On October 27, 2003, Rexray changed its name to CytoDyn, Inc. On October 28, 2003, Rexray, the former Securities and Exchange Commission ("SEC") Registrant, entered into an Acquisition Agreement (the "Agreement") with CytoDyn of New Mexico, Inc. ("CytoDyn NM"), a company incorporated under the laws of New Mexico on June 4, 1994. Under the terms of the Agreement, Rexray agreed to acquire some of the assets of CytoDyn NM in exchange for 5,362,640 shares of its common stock. Following the acquisition, the former shareholders of CytoDyn NM held approximately 85.8 percent of the Company's outstanding common stock, resulting in a change in control. For accounting purposes, the acquisition has been treated as a recapitalization of CytoDyn NM, with Rexray the legal surviving entity. Since Rexray had minimal assets and no operations, the recapitalization has been accounted for as the sale of 890,000 shares of CytoDyn NM common stock for the net assets of Rexray. Therefore, the historical financial information prior to the date of the reverse business acquisition is the financial information of CytoDyn NM.

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

The company plans to develop their primary product DNA vaccines for influenza. The Company plans to outsource the manufacturing within a few months and will seek approval from the FDA for a Phase 1 clinical trial of the DNA vaccines shortly thereafter. This technology was licensed from the University of Massachusetts Medical School through a strategic alliance with a technology transfer company.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


2 - Summary of Significant Accounting Policies:

Principles of Consolidation. - The consolidated financials statements include the accounts of CytoDyn Inc and its wholly owned subsidiaries; Advanced Influenza Technologies, Inc. and Advanced Genetic Technologies, Inc. All intercompany transactions and balances are eliminated in consolidation.

Advanced Influenza Technologies, Inc. was incorporated under the laws of Florida on June 9, 2006.

Advanced Genetic Technologies, Inc was incorporated under the laws of Florida on December 18, 2006.

Reclassification - Certain reclassifications have been made to the 2007 and 2006 balances to conform to the 2007 financial statement presentation.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $2,610,070 and $5,779,141 for the periods ended May 31, 2007, and for the period October 28, 2003 (inception date) through May 31, 2007. As of May 31, 2007, the Company had negative working capital of $928,616, and cash of $16,604 with which to satisfy future cash requirements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. Additionally, the Company estimates that it will need to raise approximately $3,250,000 to fund the Phase 1 clinical trials of our pre-flu vaccine. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

Earnings (Loss) per Common Share -. Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the all periods presented, the basic and diluted weighted average shares outstanding are the same, since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock options and warrants to purchase 2,047,222 and

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


1,532,222 shares of common stock were not included in the computation of diluted weighted average common shares outstanding for the year ended May 31, 2007 and 2006, respectively because the effect of such options would be anti-dilutive. Additionally convertible preferred stock, which could potentially convert into 4,333,333 shares of common stock were not included because the effect of these shares would be antidilutive as of May 31, 2007.

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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents as of May 31, 2007 or May 31, 2006. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets - The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the years ended May 31, 2007 and 2006, and for the period October 28, 2003 (inception date) through May 31, 2007.

Research and Development - Research and development costs are expensed as incurred.

Financial Instruments - At May 31, 2007, and May 31, 2006, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Employee Share-based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS No. 123R"). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 and accordingly the Company adopted this standard on June 1, 2006.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


SFAS No. 123R provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded based on fair value for any employee options granted, modified, purchased, or cancelled after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning June 1, 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS No. 123. The Company adopted the modified prospective application of SFAS No.123(R) effective June 1, 2006, and as a result, has not restated its financial results for prior periods.

For all awards granted prior to June 1, 2006, the Company accounted for the grants using the intrinsic value method prescribed in APB No. 25 "Accounting for Stock Issued to Employees". No compensation expense was recognized for grants prior to June 1, 2006, as all option grants had a market value equal to the exercise price at the date of grant. For equity awards granted after the date of adoption, the Company amortizes the share based compensation on a straight line basis over the requisite service period. The Company estimates forfeitures, both at the date of grant as well as throughout the vesting period, based upon the Company's historical experience and future expectations.

Prior to June 1, 2006, had compensation cost for the Company's employee stock options been determined on the fair value at the grant dates for the share-based payments consistent with the method required by SFAS 123R, the Company's net loss and net loss per common share would have been pro forma amounts indicated below for the year ended May 31, 2006 and October 28, 2003 (inception date) through May 31, 2007:

                                                       May 31,        Since
                                                        2006        Inception
                                                    -----------    -----------
Net loss, as reported                               $(2,053,944)   $(5,779,141)

Add: stock-based employee compensation expense
Included in reported income                                  -       -

Deduct: total stock-based employee compensation
Expense determined under fair value method for
All awards                                             (107,775)      (107,775)
                                                    -----------    -----------
Pro forma net loss                                  $(2,161,719)   $(5,886,916)
                                                    ===========    ===========


Basic and diluted loss per share
As reported                                         $      (.24)   $      (.65)
Basic and diluted loss per share proforma           $      (.25)   $      (.67)


3 - Recent Accounting Pronouncements:

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

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


Statement will change current practice. We anticipate that SFAS 157 will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 was effective for our 2006 annual financial statements. The adoption of SAB No. 108 did not materially impact the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest, penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption is not expected to impact the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No 115. SFAS No. 159 permits an entity to chose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not anticipate that any adoption of SFAS No. 159 will have significant impact, if any, on its results of operations or financial position.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

4. Acquisitions

On July 18, 2006 CytoDyn, Inc. entered into an acquisition agreement with a technology transfer company, to purchase all 1,000 issued and outstanding shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc stock.

The transaction was not an acquisition of a business, as AITI had no employees, operations, or customers, and was essentially a shell corporation that was incorporated to consummate this purchase. Pursuant to the agreement, the Company acquired $512,200 in cash, and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology associated with certain acquired licenses. The $162,800 is being amortized into research and development expense as the services are provided. The company valued the assets acquired based on their fair market value rather that the fair market value of the shares issued, as the company believed this was more indicative of the value of the assets acquired. In addition to the cash, and the prepaid sponsored research project, the Company acquired the worldwide nonexclusive and exclusive

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007 license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense, as the patent rights or license agreements are being used in a particular research project, and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 of in-process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended May 31, 2007. The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4% royalties on net sales of the license products.

AITI has funded $162,800 of a two-year $325,600 unrestricted project under the Sponsored Research Agreement with the primary objective during the first year to conduct lab work to provide well documented research studies. Included in the consolidated statement of operations is $162,800 of amortization expense for the period ended May 31, 2007 as all services related to the first year of the project were completed. Subsequent to May 31, 2007, the Company made a "good faith" payment of $14,000 towards the second year of the prepaid sponsored research agreement. Based on the terms of the agreement, at May 31, 2007, the Company was not obligated to fund the second year of the project.

On January 30, 2007 CytoDyn, Inc. entered into an Acquisition agreement with a technology transfer company , to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc. (AGTI), a Florida Corporation in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted shares of CytoDyn, Inc stock. The option to convert is any time after twelve (12) months and before thirty six (36) months from the date of closing of the agreement. The conversion option has a floor price of $.30 per share, which limits the maximum number of shares that the company may issue upon conversion to 4,333,333 shares of common stock. There was no derivative liability or beneficial conversion feature associated with the conversion option.

AGTI holds the worldwide exclusive and nonexclusive license agreements from the CBR Institute for Biomedical Research affiliated with Harvard Medical School for certain biological materials.

The term of the licensing agreement is until the later of 20 years or the date the last patent expires that is owned or controlled by the Licensee.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 2% royalties of net sales of the licensed products up to $200 million and 3% royalties of net sales in excess of $200 million. In the case of a sublicense the University would get 25% of non-royalty sublicense income.

The transaction was not an acquisition of a business, as AGTI had no employees, operations, or customers, and was essentially a shell corporation that was incorporated to consummate this purchase. Pursuant to the agreement, the Company acquired $100,000 in cash, and seven years of prepaid license fees to the Center for Biological Research at Harvard Medical School. $52,500 was recorded as prepaid license fees and $15,000 was expensed as Research and Development. The company valued the assets acquired based on their fair market value rather than

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007 the fair market value of the shares issued, as the company believed this was more indicative of the value of the assets acquired. In addition to the cash, and the prepaid license fees, the Company acquired the worldwide nonexclusive and exclusive license agreements from the Center for Biological Research at Harvard Medical School for certain biological materials. The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain biological materials.

5. Stock Option and Warrant Activity. The Company has one stock based equity compensation plan at May 31, 2007. The 2005 Stock Incentive Plan, as Amended ("the Plan"), was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of May 31, 2007, the Company had 1,565,878 shares available for future stock option and warrant grants under the plan. Since inception date, the Company has granted 813,100 options and warrants outside of the Company's stock option plan.

The estimated fair value of options and warrants granted is determined using the Black-Scholes option valuation model with the following weighted-average assumptions.

                                   2007                      2006

Risk Free rate                  4.56 - 5.2%               4.61 - 5.15%
Dividend yield                       -                         -
Volatility                       153 - 161%                146 - 150%
Expected life                     5 years                 5 - 10 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company's common stock. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the "simplified method", as the Company's stock options are "plain vanilla" options, and the Company has a limited history of exercise data. For common stock options and warrants with graded vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight line basis over the requisite service period.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% for the period ended May 31, 2007 and incorporated this rate in the estimated fair value of employee option grants during 2007.

As a result of adopting SFAS No. 123R, the Company's operating loss, loss before income taxes, and net loss was approximately $535,000 lower for the period ended May 31, 2007, and for the period October 28, 2003 (inception date) through May 31, 2007 than if the Company had continued to account for stock based compensation under APB Opinion No. 25. The impact to basic and diluted weighted averages was approximately $(.05), and $(.06 ) per share, for the above periods, respectively. There was no impact on cash flow from investing and financing activities for 2006 and 2007.

Net cash proceeds from the exercise of stock options and warrants were $0, $28,350 and $28,350 for the periods ended May 31, 2007 and 2006 and for the period October 28, 2003 (inception date) through May 31, 2007. At May 31, 2007, there was approximately $708,000 of unrecognized compensation cost related to

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007 share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.45 years.

The following table represents stock option and warrant activity as of and for the periods ended May 31, 2007 and 2006:
                                                          Weighted
                                             Weighted     Average
                                              Average    Remaining     Aggregate
                                   Number    Exercise   Contractual    Intrinsic
                                 of shares     Price        Life         Value
                                 ---------   --------   -----------   ----------
Options and warrants
 outstanding - May 31, 2005        576,000     $.48                     -
Granted                          1,050,722     2.28                     -
Exercised                          (94,500)     .30                     -
Forfeited/expired/cancelled
Options and warrants
 Outstanding - May 31, 2006      1,532,222    $1.71                   $1,212,260
                                 ---------   --------   -----------   ----------
Granted                            515,000     1.25                     -
Exercised
Forfeited/expired/cancelled
Options and warrants
 Outstanding - May 31, 2007      2,047,222    $1.61      6.69 years   $  204,200
                                 =========   ========   ===========   ==========

Outstanding Exercisable -
 May 31, 2007                    1,701,821    $1.55      6.21 years   $  204,200
                                 =========   ========   ===========   ==========

The following table summarizes information about outstanding and exercisable stock options and warrants at May 31, 2007:

                       Outstanding                            Exercisable
                  Options and warrants                   Options and Warrants
                  --------------------                   --------------------

Range of                     Weighted     Remaining                   Weighted
Exercise          Number      Average    contractual       Number      Average
 Prices         of options     Price    life in years    of Options     Price
---------       ----------     -----    -------------    ----------     -----
$.50-$1.00        755,622      $ .61        6.27            686,214     $ .58
$1.10 - $2.28     725,000       1.90        8.83            483,564      1.90
$2.50 - $2.95     566,600       2.55        4.53            532,043      2.53
                ----------     -----        ----         ----------     -----

                2,047,222      $1.61        6.69          1,701,821     $1.55
                =========      =====        ====         ==========     =====

The total grant date fair value of options and warrants vested during the year ended May 31, 2007 was approximately $638,000. The grant date fair value of options and warrants granted for the period ended May 31, 2007 and 2006 was $1.21 and $2.64 respectively.

6. Common Stock Issued for Services

During the year ended May 31, 2006, the Company issued 1,000 restricted common shares to an individual for services performed in September 2005. The Company valued the stock at the price it sold its shares at its public offering and recognized $750 as stock-based compensation.

During the year ended May 31, 2006, the Company issued 142,857 restricted shares to a public relations company in accordance with an agreement to perform services over the following year. The company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $250,000.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


During the year ended May 31, 2006, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $120,000.

During the year ended May 31, 2007, the Company committed to issue 150,000 shares of common stock to a consulting company to perform services over a 12 month period. The Company valued the shares at $120,000 based on the market price of the company's common stock at the date of the agreement. As of May 31, 2007, the transaction was recorded as common stock payable for the prepaid services as the shares were not issued as of May 31, 2007.

For the periods May 31, 2007 and 2006 and for the period October 28, 2003 (inception date) through May 31, 2007, the Company recognized approximately $280,000, $104,000, and $384,000, respectively, in compensation expense, related to the above prepaid services. The unamortized services are recorded as a contra-equity, and as of May 31, 2007 was approximately $107,000.

7. Stock Options and Common Stock - Consultants

On March 20, 2006, the Company issued non-qualifying options to purchase 50,000 shares of its common stock at $2.28 per share to consultants. The options vested immediately and expire in ten years. The Company valued the options at $2.64 per share using the Black-Scholes option pricing model and recognized $131,953 as stock-based compensation. The Company also issued non-qualifying options to purchase 60,000 shares of common stock at $2.28 per share to extinguish $24,000 in debt to a related party, and recognized an additional $134,344 as stock based compensation.

On March 20, 2006, the Company issued non-qualifying options to purchase 340,000 shares of its common stock at $2.28 per share to its Directors and consultants. Twenty five percent of the options vest immediately and the balance vest 1/48 per month over four years. The Company valued the options at $2.64 per share using the Black-Scholes option pricing model and recognized $252,363 as stock-based compensation.

On March 20, 2006, the Company issued non-qualifying options to purchase 83,122 shares of the Company's stock at $.75 per share to a related party. The options vested immediately. The Company valued the options at $212,721 and recognized $150,380 as stock-based compensation and $62,341 as debt reduction.

On May 15, 2006, the Company issued non-qualifying stock options to purchase 25,000 shares of its common stock at $1.96 per share. Twenty-five percent of the options vest immediately and the balance vest 1/48 over four years. The Company valued its options at $2.27 per share using the Black-Scholes options pricing model and recognized $18,686 as stock-based compensation.

On January 16, 2007, the Company issued 30,000 shares of common stock to a consultant, and recognized $26,400 in compensation expense for the period ended May 31, 2007, based on the market value of the stock.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


8 - Convertible Notes Payable- During the year ended May 31, 2006, the Company issued convertible promissory notes with 407,600 detachable warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. As of May 31, 2006, $437,500 of the convertible notes were converted into common stock. The original issue discount and beneficial conversion feature associated with the warrants and conversion option were recorded as a discount to the convertible notes, and an increase to additional paid in capital, respectively. For the period ended May 31, 2006, the Company amortized approximately $461,000 of the discounts, which was included as a component of interest expense for the period ended May 31, 2006.

During the year ended May 31, 2007, the Company issued convertible notes with $74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. The notes bear interest at 5 percent per annum. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. The Company can repay principal and accrued interest with common stock at the conversion price of $1.25. Accrued interest related to the notes was $10,216 as of May 31, 2007. As of May 31, 2007, $77,500 of the $92,500 in convertible notes were converted into common stock. Additionally, $72,000 of the remaining $509,500 in convertible notes were converted to common stock as of May 31, 2007. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. During the period ended May 31, 2007, the Company amortized approximately $140,000 of this discount, which is included as a component of interest expense. From October 28, 2003 (inception date) to May 31, 2007, the Company amortized approximately $601,000 of discounts related to convertible notes payable. As of May 31, 2007, the face amount and unamortized discount related to convertible notes was $15,000 and $615 respectively.

9 - Promissory Notes - During the year ended May 31, 2007, the company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes are due in six months and pay interest at 14% per annum. As of May 31, 2007, approximately $1,200 of interest has been accrued. In July 2007, the company issued an additional $170,000 in promissory notes to third parties. The new notes are due in six months and pay interest of 14% per annum.

10. Income Taxes - Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2007 and 2006, and for the period ended October 28, 2003 ( inception date ) through May 31, 2007.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows for all periods presented:

         Income tax provision at statutory rate     34%
         State income taxes, net                     3.5
         Valuation allowance                       (37.5)
                                                   -----
                                                     0%
                                                   =====

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


Net deferred tax assets and liabilities are comprised of the following:

         Deferred tax asset (liability) current:
         Accrued salary                                       $    72,000
         Valuation allowance                                      (72,000)
                                                              -----------
                                                              $         0
                                                              ===========

         Deferred tax asset (liability) non-current
         Net operating loss                                   $ 1,423,000
         Expense on non-qualified stock options
         And OID amortization                                 $   130,000
                                                              -----------

         Valuation allowance                                  $(1,553,000)
                                                              -----------
                                                              $         0
                                                              ===========



The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related tax deferred assets will be recognized when management considers realization of such amounts to be more likely than not.

At May 31, 2007, the Company had available net operating loss carryforwards of approximately $3,800,000, which expire beginning in 2023.


11 - Commitments and Contingencies

Amerimmune Inc. vs. CytoDyn of New Mexico, Inc. - Cross Complaint
-----------------------------------------------------------------

In April 2004, CytoDyn filed an action in Los Angeles Superior Court against the directors of Amerimmune Pharmaceuticals for failing to supervise management. This action was mandated by federal case law in that CytoDyn owns the trademark "Cytolin." When the CEO of Amerimmune attempted to throw Amerimmune into bankruptcy, thereby ceasing its operations, Amerimmune was no longer operating and the issue became moot. In the meantime, Amerimmune had moved to Ventura County and CytoDyn recovered its property in the Ventura County court.

In connection with that action, some directors of Amerimmune were awarded attorneys' fees in the amount of approximately $150,000. We have appealed the Court's order. This judgment has been accrued on the financial statements. The tentative ruling of the appellate court was to reverse the award of attorneys' fees. The attorney for the insurance company has asked for, and was granted, the right to be heard one more time.

Maya,  LLC v. CytoDyn, et al
----------------------------
Superior Court of Los Angeles, Van Nuys Case # EC041590

Maya, LLC filed an action in Van Nuys, California alleging a number of complaints against CytoDyn and two of its officers, many of which have been dismissed on demurrer without leave to amend. The matter is under appeal and a trial date has not been set. The Company's counsel cannot estimate the probability or remoteness of a result adverse to the Company with respect to the outcome of this case.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals Inc. v Biovest International Inc.
-------------------------------------------------

The Company and Allen filed a complaint against Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. (together, "Amerimmune") to domesticate an October 4, 2004 judgement that the Company and Allen obtained against Amerimmune in the Superior Court of California for Ventura County, case No. SC-039250. Future, the Company and Allen named Biovest International Inc ("Biovest") as a trustee-defendant because Biovest possesses a Cell-Bank, the rights to which the Company and Allen own.

Maya LLC., ("Maya"), Amerimmune's purported successor-in-interest, successfully moved to intervene. In its Complaint-in-Intervention, Maya asserted that it, and not the Company and Allen, owns the Cell-Bank. The Company and Allen have denied that Maya has a superior right to the Cell-Bank.

The Company, Allen and Maya are engaged in discovery as to who has a superior right the Cell Bank. Recently, the Company and Allen deposed Maya and its principal, Rex Lewis ("Lewis"). The depositions are not yet completed. Counsel believes the Company's claim to the Cell-Bank is strong.

Other Patent/Legal Issues:
--------------------------
Symbion International Vs. Maya LLC et al.
-----------------------------------------

CytoDyn has recently discovered that former employees of ex-licensee, Amerimmune Inc., are attempting to convert technology previously adjudicated by the Superior Court of California, County of Ventura to belong to Symbion Research International, LLC. The technology involves LFA-1 Alpha subunit antibodies and the use of the antibodies to treat HIV-infected patients. Symbion Research International is acting to remedy the situation having brought action in the U.S. District Court in Nevada. A motion for summary judgement is pending on patent ownership based on the perjured declarations Lewis, et al., and other factors. A jury trial on inventorship is being prosecuted but has not been set.

Background - CytoDyn granted a license in its patented technology to Amerimmune Inc., which represented that it would assist in obtaining FDA approval of Cytolin(R). Amerimmune in turn contracted with Symbion Research International, LLC to assist with the clinical trials of Cytolin(R). Symbion sued Amerimmune in 2003 in Superior Court of California, County of Ventura asserting breach for non-payment of services performed. Symbion prevailed in that suit and the Ventura Court awarded title to all data and additional intellectual property developed by Symbion during its relationship with Amerimmune to Symbion. This additional intellectual property is the subject matter of the patent applications filed by the former employees of ex-licensee Amerimmune. Mr. Allen and CytoDyn of New Mexico, Inc were awarded the license back from Amerimmune in October 2004 by the Superior Court of California, County of Ventura.


12 - Related Party Transactions - As of May 31, 2007, the Company owed two officers promissory notes totaling of $71,375. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $71,375 is included in the accompanying financial statements as "Indebtedness to related parties".

A director provided legal services to the Company over the past several years. As of May 31, 2007, the Company owed the director $46,985 and it is included in the accompanying financial statements as "Indebtedness to related parties" as of May 31, 2007. As of May 31, 2007, no arrangements had been made for the Company to repay the balance of this obligation.

                                  CYTODYN, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               As of May 31, 2007
                 and for the period ended May 31, 2007 and 2006
    and for the period October 28, 2003 (inception date) through May 31, 2007


A former director of the Company is the President and Chief Executive Officer of Symbion Research International, Inc. ("Symbion"). On January 5, 2005, the Company entered into a buy-sell agreement to purchase certain intellectual property owned by Symbion. The agreement describes the intellectual property in detail which summarized, is the Phase I clinical data and the protocol for the Phase II study. This intellectual property is necessary to obtain approval for, and to conduct, further FDA clinical tests of Cytolin. Cytolin is a potential new drug being developed by the company for the treatment of Human Immunodeficiency Virus ("HIV").

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

The Company paid Symbion $25,000 out of loan proceeds received in March 2005. Although the payment was late, Symbion accepted it and the contract is in force. The Company issued the above-referenced 83,122 non-qualified stock options on March 20, 2006. Additionally, during 2006 the Company agreed to pay Symbion an additional $62,341, which is included in the "Indebtedness to Related Parties" and is included as a component of research and development expense for the period ended May 31, 2007.

The results of the Phase II/III studies for Cytolin shall be the sole property of the Company upon Symbion's receipt of the final payment called for by this agreement. If all remaining payments are not made, the property shall revert to Symbion. The balance due of $337,341 is included in the accompanying financial statements as "Indebtedness to related parties".

Accrued liabilities consist primarily of approximately $193,000 in accrued salaries and payroll taxes due to two executives of the Company as of May 31, 2007.

The amounts and terms of the above transactions are not necessarily indicative of the amounts and terms that may have been incurred had comparable transactions been entered into with an independent third party.