Form 10-Q
period 2007-11-30
CYTODYN INC
filed 2009-09-25
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-Q

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1933

For Quarter Ended: November 30, 2007            Commission File Number 000-49908
                   -----------------                                   ---------

                                  CYTODYN, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


             75-3056237                                       COLORADO
             ----------                                       --------
(I.R.S. Employer Identification No.)                State or other jurisdiction
                                                   of incorporation organization


                1511 Third Street, Santa Fe,                 87505
           ----------------------------------------          -----
           (Address of principal executive offices)       (Zip code)


      (Registrant's telephone number, including area code) (505) 988-5520

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

Indicate by check mark whether the registrant is a large accelerated filer, and an accelerated filer, a non-accelerated filer, or a smaller reporting company. See Definition of "accelerated filer, large accelerated filer, and smaller reporting company" in 12(b)2 of the Exchange Act (check one)

Large Accelerated Filer                  Accelerated Filer
                       ---                                ---

Non-accelerated Filer                    Smaller Reporting Company  X
                     ---                                            ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On September 25, 2009, there were 18,802,857 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                               1
           --------------------

Item 2     Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations                                         19
           -------------------------

Item 3     Quantitative and Qualitative Disclosures About Market Risk        23
           ----------------------------------------------------------

Item 4T    Controls and Procedures                                           23
           -----------------------

PART II    OTHER INFORMATION
           -----------------

Item 1     Legal Proceedings                                                 23
           -----------------

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       25
           -----------------------------------------------------------

Item 3     Defaults Upon Senior Securities                                   25
           -------------------------------

Item 4     Submission of Matters to a Vote of Security Holders               25
           ---------------------------------------------------

Item 5     Other Information                                                 25
           -----------------

Item 6     Exhibits                                                          25
           --------


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet


                                                         November 30,       May 31,
                                                             2007            2007
                                                         (unaudited)       (audited)
                                                         ------------    ------------
                          Assets
Current Assets:
   Cash                                                  $     19,718    $     16,604
   Prepaid insurance                                           21,988          43,254
   Prepaide license fees                                       46,875          50,000
                                                         ------------    ------------
      Total current assets                                     88,581         109,858

Furniture and equipment, net                                    2,013           2,611

Intangible assets, net                                            890           1,294

Deposit                                                          --               495
                                                         ------------    ------------

                                                         $     91,484    $    114,258
                                                         ============    ============

          Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                      $    303,657    $    239,572
   Accrued liabilities                                        246,773         193,600
   Accrued interest payable                                    21,438          10,216
   Convertible notes payable, net                              20,338          14,385
   Notes payable                                              295,000         125,000
   Indebtedness to related parties                            453,901         455,701
                                                         ------------    ------------
      Total current liabilities                             1,341,107       1,038,474
   Accrued legal costs                                         75,000            --
   Commitments and contingencies                                 --           150,000
                                                         ------------    ------------
      Total liabitiies                                      1,416,107       1,188,474
                                                         ------------    ------------

Shareholders' deficit:
   Preferred stock, no par value;
     5,000,000 shares authorized,
     100,000 shares issued and outstanding                    167,500         167,500
   Common stock, no par value;
     25,000,000 shares authorized,
     11,154,407 and 11,297,264 shares
     issued and outstanding at November 30, 2007
     and May 31, 2007 respectively                          4,072,865       4,172,865
   Stock for services                                         (46,521)       (106,521)
   Additional paid-in capital                               2,347,313       2,072,993
   Accumulated deficit on unrelated dormant operations     (1,601,912)     (1,601,912)
   Deficit accumulated during development stage            (6,263,868)     (5,779,141)
                                                         ------------    ------------
      Total shareholders' deficit                          (1,324,623)     (1,074,216)
                                                         ------------    ------------

                                                         $     91,484    $    114,258
                                                         ============    ============


     The accompanying notes are an integral part of the financial statements


                                                 CytoDyn, Inc.
                                         (A Development Stage Company)
                                       Condensed Statement of Operations
                                                   Unaudited


                                                                                                      October 28,
                                          Three Months Ended               Six Months Ended              2003
                                             November 30,                    November 30,              through
                                     ----------------------------    ----------------------------    November 30,
                                         2007            2006            2007            2006            2007
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    237,004    $    538,681    $    430,768    $    886,123    $  4,165,446
   Amortization / depreciation                417         122,845           1,002         123,465         173,162
   Research and development                   281            --            10,259         321,741         797,340
   Legal fees                               9,786          20,552         179,857          52,541         499,352
   Commitments and contingencies:            --              --          (150,000)           --              --
                                     ------------    ------------    ------------    ------------    ------------
      Total operating expenses            247,488         682,078         471,886       1,383,870       5,635,300
                                     ------------    ------------    ------------    ------------    ------------
      Operating loss                     (247,488)       (682,078)       (471,886)     (1,383,870)     (5,635,300)

Interest income                              --               481            --               920           1,627

Interest expense:
   Interest on convertible debt           (10,420)        (46,057)        (11,035)       (132,636)       (628,389)
   Other                                     (134)           --            (1,806)           --            (1,806)
                                     ------------    ------------    ------------    ------------    ------------
      Loss before income taxes           (258,042)       (727,654)       (484,727)     (1,515,586)     (6,263,868)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

      Net loss                       $   (258,042)   $   (727,654)   $   (484,727)   $ (1,515,586)   $ (6,263,868)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $      (0.03)   $      (0.06)   $      (0.04)   $      (0.14)   $      (0.67)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
 common shares outstanding             11,154,407      11,262,187      11,261,355      10,706,208       9,122,016
                                     ============    ============    ============    ============    ============





                  The accompanying notes are an integral part of the financial statements

                                                    2

                                                        CytoDyn, Inc.
                                                (A Development Stage Company)
                                 Consolidated Statements of Change in Shareholders' Deficit
                                         October 28, 2003 through November 30, 2007

                                                                                              Deficit
                                                                                            Accumulated
                        Preferred Stock         Common Stock        Stock for   Additional    During
                       -----------------  -----------------------    Prepaid      Paid-in   Accumulated   Development
                        Shares   Amount     Shares       Amount      Services     Capital     Deficit        Stage         Total
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------
Balance at October
 28, 2003, following
 recapitalization         --    $   --     6,252,640   $1,425,334   $    --     $   23,502  $(1,594,042)  $      --     $  (145,206)

February through
 April 2004, sale of
 common stock less
 offering costs of
 $54,000 ($.30/share)     --        --     1,800,000      486,000        --           --           --            --         486,000

February 2004, shares
 issued to former
 officer as payment
 for working capital
 advance ($.30/share)     --        --        16,667        5,000        --           --           --            --           5,000

Net loss at year
 ended May 31, 2004       --        --          --           --          --           --         (7,870)     (338,044)     (345,914)
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------
Balance at
 May 31, 2004             --        --     8,069,307    1,916,334        --         23,502   (1,601,912)     (338,044)         (120)

July 2004, capital
 contribution by
 an officer               --        --          --           --          --            512         --            --             512

November 2004,
 common stock
 warrants granted         --        --          --           --          --         11,928         --            --          11,928

February 2005,
 capital contribution
 by an officer            --        --          --           --          --          5,000         --            --           5,000

Net loss at year
 ended May 31, 2005       --        --          --           --          --           --           --        (777,083)     (777,083)
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------
Balance at
 May 31, 2005             --        --     8,069,307    1,916,334        --         40,942   (1,601,912)   (1,115,127)     (759,763)

June through July
 2005, sale of common
 stock less offering
 costs of $27,867
 ($.75/share)             --        --       289,890      189,550        --           --           --            --         189,550



                  The accompanying notes are an integral part of the financial statements



                                                        CytoDyn, Inc.
                                                (A Development Stage Company)
                                 Consolidated Statements of Change in Shareholders' Deficit
                                   October 28, 2003 through November 30, 2007 - Continued

                                                                                              Deficit
                                                                                            Accumulated
                        Preferred Stock         Common Stock        Stock for   Additional    During
                       -----------------  -----------------------    Prepaid      Paid-in   Accumulated   Development
                        Shares   Amount     Shares       Amount      Services     Capital     Deficit        Stage         Total
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------
August 2005, common
 shares issued to
 extinguish promissory
 notes payable and
 related interest
 ($.75/share)             --        --       160,110      120,082        --           --           --            --         120,082

May 2006, common
 shares issued to
 extinguish
 convertible debt         --        --       350,000      437,500        --           --           --            --         437,500

November 2005, 94,500
 warrants exercised
 ($.30/share)             --        --        94,500       28,350        --           --           --            --          28,350

January through April
 2006, common shares
 issued for prepaid
 services                 --        --       183,857      370,750    (370,750)        --           --            --            --

Amortization of
 prepaid stock
 services                 --        --          --           --       103,690         --           --            --         103,690

January through June
 2006, warrants issued
 with convertible debt    --        --          --           --          --        274,950         --            --         274,950

January through May
 2006, beneficial
 conversion feature
 of convertible debt      --        --          --           --          --        234,550         --            --         234,550

March through May
 2006, stock options
 granted to
 consultants              --        --          --           --          --        687,726         --            --         687,726

March 2006, stock
 options issued to
 extinguish debt          --        --          --           --          --         86,341         --            --          86,341

Net loss at year
 ended May 31, 2006       --        --          --           --          --           --           --      (2,053,944)   (2,053,944)
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------
Balance at
 May 31, 2006             --        --     9,147,664    3,062,566    (267,060)   1,324,509   (1,601,912)   (3,169,071)     (650,968)

Common stock issued
 to extinguish
 convertible debt         --        --       119,600      149,500        --           --           --            --         149,500


                  The accompanying notes are an integral part of the financial statements


                                                        CytoDyn, Inc.
                                                (A Development Stage Company)
                                 Consolidated Statements of Change in Shareholders' Deficit
                                   October 28, 2003 through November 30, 2007 - Continued

                                                                                              Deficit
                                                                                            Accumulated
                        Preferred Stock         Common Stock        Stock for   Additional    During
                       -----------------  -----------------------    Prepaid      Paid-in   Accumulated   Development
                        Shares   Amount     Shares       Amount      Services     Capital     Deficit        Stage         Total
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------
Convertible debt
 stock issued for
 AITI acquisition         --        --     2,000,000      934,399        --           --           --            --         934,399

Amortization of
 prepaid stock
 services                 --        --          --           --       267,060         --           --            --         267,060

Common stock payable
 for prepaid services     --        --          --           --      (106,521)     120,000         --            --          13,479

Stock-based
 compensation             --        --          --           --          --        535,984         --            --         535,984

Warrants issued with
 convertible debt         --        --          --           --          --         92,500         --            --          92,500

Common stock issued
 for services             --        --        30,000       26,400        --           --           --            --          26,400

Preferred shares
 issued AGTI           100,000   167,500        --           --          --           --           --            --         167,500

Net loss,
 May 31, 2007             --        --          --           --          --           --           --      (2,610,070)   (2,610,070)
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------

Balance at
 May 31, 2007          100,000   167,500  11,297,264    4,172,865    (106,521)   2,072,993   (1,601,912)   (5,779,141)   (1,074,216)

Amortization of
 prepaid stock for
 services (unaudited)     --        --          --           --        60,000         --           --            --          60,000

Stock based
 compensation
 (unaudited)              --        --          --           --          --        250,658         --            --         250,658

Rescission of common
 stock issued
 for services             --        --      (142,857)    (100,000)       --           --           --            --        (100,000)


Original issue
 discount convertible
 debt with warrants
 (unaudited)              --        --          --           --          --          3,662         --            --           3,662

Original issue
 discount convertible
 debt with beneficial
 conversion feature
 (unaudited)              --        --          --           --          --         20,000         --            --          20,000

Net loss (unaudited)      --        --          --           --          --           --           --        (484,727)     (484,727)
                       -------  --------  ----------   ----------   ---------   ----------  -----------   -----------   -----------

Balance at November
 30, 2007 (unaudited)  100,000  $167,500  11,154,407   $4,072,865   $ (46,521)  $2,347,313  $(1,601,912)  $(6,263,868)  $(1,324,623)
                       =======  ========  ==========   ==========   =========   ==========  ===========   ===========   ===========

                  The accompanying notes are an integral part of the financial statements

                                                     5

                                           CytoDyn, Inc.
                                   (A Development Stage Company)
                                 Condensed Statement of Cash Flows
                                             Unaudited

                                                                                           October 28,
                                                                Six Months Ended              2003
                                                                  November 30,              through
                                                          ----------------------------    November 30,
                                                              2007            2006            2007
                                                          ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                               $   (484,727)   $ (1,515,586)   $ (6,263,868)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Amortization / depreciation                                1,002         123,465         173,162
      Amortization of original issue discount                      615         128,802         601,999
      Reversal of contingent liability                        (150,000)           --              --
      Purchased in process research and development               --           259,399         274,399
      Stock-based compensation                                 210,658         478,575       1,858,211
      Changes in current assets and liabilities:
         Decrease in prepaid expenses                           24,391          18,143         (18,864)
         Decrease in deposits                                      495            --              --
         Increase in accounts payable, accrued interest
          and accrued liabilities                              203,480         (32,859)        646,868
                                                          ------------    ------------    ------------
   Net cash used in operating activities                      (194,086)       (540,061)     (2,728,093)
                                                          ------------    ------------    ------------

Cash flows from investing activities:
   Furniture and equipment purchases                              --            (3,326)        (10,764)
                                                          ------------    ------------    ------------
   Net cash used in investing activities                          --            (3,326)        (10,764)
                                                          ------------    ------------    ------------

Cash flows from financing activities:
   Capital contributions by president                             --              --             5,512
   Proceeds from notes payable to related parties                2,000          62,341         549,849
   Payments on notes payable to related parties                 (3,800)           --           (42,124)
   Proceeds from notes payable issued to individuals           170,000            --           295,000
   Proceeds from notes payable from convertible notes           29,000          92,500         631,000
   Proceeds from the sale of common stock                         --              --           757,417
   Payments for offering costs                                    --              --           (81,867)
   Proceeds from issuance of stock of AITI acquisition            --           512,200         512,200
   Proceeds from issuance of stock of AGTI acquisition            --              --           100,000
   Proceeds from exercise of warrants                             --              --            28,350
                                                          ------------    ------------    ------------
   Net cash provided by financing activities                   197,200         667,041       2,755,337
                                                          ------------    ------------    ------------

Net change in cash                                               3,114         123,654          16,480

Cash, beginning of period                                       16,604         125,320           3,238
                                                          ------------    ------------    ------------

Cash, end of period                                       $     19,718    $    248,974    $     19,718
                                                          ============    ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                        $       --      $       --      $       --
                                                          ============    ============    ============
      Interest                                            $       --      $       --      $      1,126
                                                          ============    ============    ============


                The accompanying notes are an integral part of the financial statements.


                                           CytoDyn, Inc.
                                   (A Development Stage Company)
                           Condensed Statement of Cash Flows - Continued
                                             Unaudited

Non-cash investing and financing transactions:
   Net assets acquired in exchange for common stock
    in CytoDyn/Rexray business combination                $       --      $       --      $      7,542
                                                          ============    ============    ============
   Common stock issued to former officer to repay
    working capital advance                               $       --      $       --      $      5,000
                                                          ============    ============    ============
   Common stock issued for convertible debt               $       --      $    149,500    $    587,000
                                                          ============    ============    ============
   Common stock issued for debt                           $       --      $       --      $    120,082
                                                          ============    ============    ============
   Options to purchase common stock issued for debt       $       --      $       --      $     62,341
                                                          ============    ============    ============
   Original issue discount and intrinsic value of
    beneficial conversion feature related to debt
    issued with warrants                                  $     23,662    $     92,500    $    625,662
                                                          ============    ============    ============

    On July 18, 2006 the company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock. The acquistion was accounted for as an asset purchase (See Note 4). The company acquired a prepaid sponsored research project for $162,800, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement and cash of $512,200. The license agreement and associated expenses have been recorded as in process research and development expenses on the accompanying financial statements.

    On July 16, 2007, the Company cancelled the issuance of 142,857 shares of restricted common stock previously issued to a consultation firm. In conjunction with the cancellation, the Company reduced stock compensation expense by $100,000, which was the value of the shares on the date of cancellation.

    On January 30, 2007, the company issued 100,000 preferred shares of unregsitered stock for 1,000 shares of AGTI common stock. The company acquired a prepaid license fee for seven years for $52,500 and $15,000 in expense associated with the license agreement



    The accompanying notes are an integral part of the financial statements.

                                  CYTODYN, INC.
                          (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

                     As of November 30, 2007 (unaudited) and
          May 31, 2007 (audited) and for the three and six months ended
                     November 30, 2007 and 2006 (unaudited)
                       and for the period October 28, 2003
                      through November 30, 2007 (unaudited)


1 - Organization:

CytoDyn, Inc, (the "Company") was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). The Company entered the development stage effective October 28, 2003 upon a reverse merger and a recapitalization of the company and follows Statements of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" (SFAS No. 7). On October 27, 2003, Rexray changed its name to CytoDyn, Inc.

Advanced Influenza Technologies, Inc. ("AITI") was incorporated under the laws of Florida on June 9, 2006. Advanced Genetic Technologies, Inc. ("AGTI") was incorporated under the laws of Florida on December 18, 2006.

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV and AIDS.

2 - Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2007 and 2006 and notes thereto in the Company's annual report on Form 10-KSB for the year ended May 31, 2007, filed with the Securities and Exchange Commission on August 30, 2007. Operating results for the three and six months ended November 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2007 and 2006 and the period October 28, 2003 through November 30, 2007, (b) the financial position at November 30, 2007, and (c) cash flows for the six month periods ended November 30, 2007 and 2006 and the period October 28, 2003 through November 30, 2007, have been made.

Principles of Consolidation - The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; Advanced Influenza Technologies, Inc. and Advanced Genetic Technologies, Inc. All intercompany transactions and balances are eliminated in consolidation.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of September 25, 2009, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2007 or May 31, 2007. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Furniture, Equipment and Depreciation - Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Maintenance and repairs are charged to expense as incurred and major improvements or betterments are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition.

Impairment of Long-Lived Assets - The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2007 and 2006, and for the period October 28, 2003 through November 30, 2007.

Research and Development - Research and development costs are expensed as incurred.

Financial Instruments - At November 30, 2007 and May 31, 2007, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and, accordingly, the Company adopted this standard on June 1, 2006.
SFAS No. 123R provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning June 1, 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the pro forma disclosures previously required under SFAS No.
123. The Company adopted the modified prospective application of SFAS No. 123R effective June 1, 2006 and, as a result, was not required to restate its financial results for prior periods. Prior to June 1, 2006, the Company had adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS No. 123, the Company had elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Accordingly, compensation expense had been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan. The Company accounted for common stock, stock options, and warrants granted to non-employees based on the fair market value of the instrument using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate, and expected dividend yield at the grant date. For all awards granted prior to June 1, 2006, the unearned deferred fair value of stock-based compensation was recognized as an expense on a straight-line basis over the remaining requisite service period, ranging from three months to four years. Effective June 1, 2006, the estimated fair value of options and warrants granted is determined in accordance with SFAS No. 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions. Risk free interest rate of 3.0%; dividend yield 0%; volatility 70%; and expected life of 5.5 years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company's common stock. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the "simplified method" as the Company's stock options are "plain vanilla" options and the Company has a limited history of exercise data. For common stock options and warrants with graded vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight-line basis over the requisite service period.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of November 30, 2007 and 2006. Net cash proceeds from the exercise of stock options and warrants were $0 for the three and six months ended November 30, 2007 and 2006. Compensation expense related to stock options was approximately $128,000, $251,000, $237,000, $287,000, and $781,000 for the three and six month periods ended November 30, 2007 and 2006 and for the period October 28, 2003 through November 30, 2007, respectively.

The following table represents stock option and warrants activity as of and for the six months ended November 30, 2007.

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                    Number    Exercise   Contractual   Intrinsic
                                  of shares     Price        Life        Value
                                  ---------   --------   -----------   ---------
Options and warrants
 outstanding - May 31, 2007       2,047,222                 $1.61
Granted                             859,000     $.68
Exercised                                         --           --
Forfeited/expired/cancelled                       --           --
Options and warrants
 outstanding - November 30, 2007  2,906,222     1.34         7.21      $     --
                                  ---------   --------   -----------   ---------
Outstanding Exercisable
   - November 30, 2007            1,971,584     1.49         6.15            --
                                  =========   =======    ===========   =========

The total average grant date fair value of options and warrants during the six months ended November 30, 2007 and 2006 was $.42 and $1.03, respectively. The fair value of options vested during the period ended November 30, 2007 and 2006 was approximately $225,000 and $282,000, respectively.

Stock Issued for Services
-------------------------
During the year ended May 31, 2006, the Company issued common stock for certain services to a public relations company and a technology company. The Company recorded into additional paid-in capital the fair value of the common stock issued based on the quoted market price of the Company's common stock at the date of the respective agreements with the above parties. A contra-equity was recorded for the above services, which is being amortized into compensation expense and additional paid-in capital over the requisite service period of the agreements. During the three and six months ended November 30, 2007 and 2006 and for the period October 28, 2003 through November 30, 2007, approximately $30,000, $60,000, $99,000, $190,000, and $444,000 was recognized as compensation expense related to these agreements, respectively. As of November 30, 2007, the unamortized portion of the stock for services was approximately $47,000.

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

Earnings (Loss) per Common Share
--------------------------------
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended November 30, 2007 and 2006, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 2,906,222 and 2,047,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2007 and 2006, respectively. Additionally, convertible preferred stock that could convert into 4,333,333 shares of common stock were not included in the computation of basic and diluted weighted average common shares for the above periods as the effect would be antidilutive.

Reclassification - Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - "Effective Date of FASB Statement No. 157"), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2007 and interim periods within those financial years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure on an item by item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way the assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assuming arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141R is effective for business combinations on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the controlling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by required enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adoption of SFAS No. 161 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. SFAS Mo. 165 is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 is effective for the Company during its interim period ending August 31, 2009. The Company does not believe the adoption of SFAS No. 165 will have a material effect on its financial condition, results of operations, and disclosures.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4 - Acquisitions - On July 18, 2006, CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation to purchase all 1,000 issued and outstanding shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation, in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc. stock.

The transaction was accounted for as an asset purchase and not an acquisition of a business as AITI had no employees, operations, or customers, and was essentially a shell corporation that was incorporated to consummate the purchase. Pursuant to the agreement, the Company acquired $512,200 in cash and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology associated with certain acquired licenses. The $162,800 is being amortized into research and development expense as the services are provided. The Company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued as the Company believes this was more indicative of the value of the assets acquired. In addition to the cash and the prepaid sponsored research project, the Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense as the patent rights or license agreements are being used in a particular research project and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 of in-process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended May 31, 2007. The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4.0% royalties on net sales of the licensed products.

AITI agreed to fund a two-year ($325,600) unrestricted project ($162,800 per year) under the Sponsored Research Agreement, with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved, the agreement can be cancelled and the second year's payment is not required. Included in the consolidated statements of operations is $162,800 of amortization expense for the period ended May 31, 2007 as all services related to the initial project were completed. The Company did not make the second payment and, consequently, as of November 30, 2007, the Company has no right to the above license agreement. Additionally, the milestone fee payable and royalties discussed above are no longer in force as of November 30, 2007.

On January 30, 2007, CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc. (AGTI), a Florida Corporation, in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted shares of CytoDyn, Inc. stock. The option to convert is any time after twelve (12) months and before thirty six (36) months from the date of closing of the agreement. The conversion option has a floor price of $.30 per share, which limits the maximum number of shares that the Company may issue upon conversion to 4,333,333 shares of common stock. There was no derivative liability or beneficial conversion feature associated with the conversion option.

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

The University shall also receive 2.0% royalties of net sales of the licensed products up to $200 million and 3.0% royalties of net sales in excess of $200 million. In the case of a sublicense, the University would get 25% of non-royalty sublicense income.

The transaction was accounted for as an asset purchase and not an acquisition of a business as AGTI had no employees, operations, or customers, and was essentially a shell corporation that was incorporated to consummate the purchase. Pursuant to the agreement, the Company acquired $100,000 in cash and seven years of prepaid license fees to the Center for Biological Research at Harvard Medical School. $52,500 was recorded as prepaid license fees and $15,000 was expensed as research and development. The Company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued as the Company believes this was more indicative of the value of the assets acquired. In addition to the cash and the prepaid license fees, the Company acquired the worldwide nonexclusive and exclusive license agreements from the Center for Biological Research at Harvard Medical School for certain biological materials. The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain biological materials.

5 - Convertible Notes - During the year ended May 31, 2006, the Company issued convertible promissory notes with 407,600 detachable warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. As of November 30, 2007, all of the convertible notes were converted into common stock. The original issue discount and beneficial conversion option were recorded as a discount to the convertible notes, and an increase in additional paid-in capital, respectively. For the three and six month periods November 30, 2007 and 2006, the Company amortized approximately $0, $0, $0, and $48,000 of the discounts, which was included as a component of interest expense for the periods ended November 30, 2007 and 2006, respectively.

During the year ended May 31, 2007, the Company issued convertible notes with $74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. The notes bear interest at 5.0% per annum. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. The Company can repay principal and accrued interest with common stock at the conversion price of $1.25. As of November 30, 2007, $77,500 of the $92,500 in convertible notes were converted into common stock. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. During the three and six month periods ended November 30, 2007 and 2006, the Company amortized approximately $0, $44,000, $600, and $81,000 of this discount, respectively, which is included as a component of interest expense. From October 28, 2003 to November 30, 2007, the Company amortized approximately $602,000 of discounts related to convertible notes payable. As of November 30, 2007, the face amount related to convertible notes was $15,000.

During the six months ended November 30, 2007, the Company issued two convertible notes each in the amount of $37,500. As of November 30, 2007, only $20,000 of the proceeds were received. The remaining proceeds were subsequently received. The notes are due in 12 months and bear interest at 14.0%. At the commitment date, the Company recorded a beneficial conversion feature of $20,000, which represented the intrinsic value of the conversion option, and was limited to the proceeds received. The conversion price is fixed at $.10. The beneficial conversion feature that will be recorded as a discount to the convertible notes and an increase in additional paid in capital. There was no discount amortization on these notes as of November 30, 2007.

On November 30, 2007, the Company also issued a convertible promissory note with 9,000 detachable warrants to purchase common stock at an exercise price of $.30 in exchange for proceeds totaling $9,000. The note bears interest at 14.0%. The warrants to purchase common stock vest immediately and expire in 2011. The Company valued the warrants utilizing the Black-Scholes option valuation model, and the resulting fair value was recorded as a debt discount of $3,662, which will be amortized of the term of the debt.

6 - Promissory Notes - During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes are due in six months and pay interest at 14.0% per annum. During the six months ended November 30, 2007, the Company issued an additional $170,000 in promissory notes to third parties. The notes are all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date another six months while continuing to accrue interest. As of November 30, 2007, approximately $18,000 of interest has been accrued.

7 - Commitments and Contingencies - In 2001, the Company sued its previous licensee, Amerimmune Pharmaceuticals, Inc. ("API"), and its directors. The Company was ordered by the court to pay $150,000 in attorney fees to the insurance company of API. and recorded a contingent liability for the amount. Prior to issuance of the financial statements, the Company appealed the Court's decision and, in December 2007, the Court's decision was reversed based on the appeal. Based on these facts and circumstances, the Company has reversed the recording of the contingent liability as of August 31, 2007.

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before December 31, 2009 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 is unsecured and accrues interest at 10.0% per annum. The Company accrued $75,000 related to this settlement agreement as of November 30, 2007 for the past litigation. The associated expense for the six month period ended November 30, 2007 is included in legal fees in the condensed statement of operations.

8 - Related Party Transactions - As of November 30, 2007, the Company owed two officers promissory notes totaling of $72,574. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $72,574 remained unpaid at November 30, 2007 and is included in the accompanying consolidated financial statements as "indebtedness to related parties."

A director provided legal services to the Company over the past several years. As of November 30, 2007, the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of November 30, 2007. As of November 30, 2007, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future.

A former director of the Company is owed $337,342 related to certain clinical research data that was obtained by the former director and later purchased by the Company. As of November 30, 2007, the liability has no payment terms and no stated interest rate, and is included in the accompanying consolidated financial statements as "indebtedness to related parties."

9 - Subsequent Events - In April 2008, the Company's Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about May 1, 2008 and ended June 15, 2009, the Company has sold 3,876,508 restricted common shares and 1,938,254 warrants for proceeds totaling $1,938,254. These securities were sold pursuant to an exemption from registration under Regulation D under The Act and will not be registered with the Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share, immediate vesting rights, and expire in April 2013.

Subsequent to November 30, 2007, the Company granted common stock options to employees, directors, and consultants at exercise prices ranging from $.34 to $.72. The options vest between one and three years and expire in 2015.

Subsequent to November 30, 2007, the Company paid approximately $600,000 in cash for the manufacturing of our product, Cytolin(R), to be used in human clinical trials.

Subsequent to November 30, 2007 the Company received a request from a shareholder to convert 100,000 preferred shares into 2,356,142 restricted common shares pursuant to an Agreement dated January 2007. The common shares were to be converted at the average price per share over the last 10 days of trading prior to the conversion date which calculated to $.62 per share. The Agreement contained a floor price of $.30 per share, which effectively limited the maximum number of the common shares issued to an amount that was less than the Company's authorized shares. These shares have not been registered with the SEC and are subject to the restrictions under Rule 144 of the Securities Act.

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

We have negotiated with contract manufacturer Vista Biologicals Inc to manufacture product for our clinical trials for $565,000. If the next clinical trial is not conducted by the public sector, we will need to engage a Contract Research Organization to oversee the study, and anticipate costs of approximately $300,000. Other costs such as labeling, vialing, Independent Review Board, Principal Investigator costs and lab costs are expected to be approximately $439,000.

Timing and anticipated completion dates for research and development.

There are many factors that can delay clinical trial benchmarks (see Table below). However, the Company hopes to receive the results and analysis of the upcoming clinical trial during 2010.

================================================================================
                 Benchmark              Some Factors That Can Cause Delays+
================================================================================
                                      Manufacturing Delays
                                      Documentation Delays
 Patient Outreach                     IRB Delays
                                      Delays in Regulatory Review or Approval
                                      Force Majeure
================================================================================
                                      Fill and Finish Delays
 Dose First Patient                   Slower Than Expected Patient Enrollment
                                      Force Majeure
================================================================================
                                      Slower Than Expected Patient Enrollment
 Lock Database - Begin                Clinical Hold
 Statistical Analysis                 Laboratory Error
                                      Protocol Deviation
                                      Force Majeure
================================================================================
                                      Additional Stratification Required
 Release Final Report                 Computer Hardware or Software Malfunction
                                      Force Majeure
================================================================================
+There are other factors, known and unknown, such as unexpected financial hardships, that can cause delays.
================================================================================


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


Patents
We have a License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patent No. 94 912826.8, for the United Kingdom, Germany, France, Switzerland, Italy, the Netherlands, Portugal, Spain, and Sweden. Other Patents are pending in those same countries as well as Hong Kong. We estimate the costs associated with these pending patents to be approximately $65,000 per year. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time. The license acquired gives us the right to develop Mr. Allen's patents worldwide.


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

Results of Operations
---------------------

Results of Operations for the three months ended November 30, 2007 and 2006 are as follows:

For the three months ended November 30, 2007 and 2006 the Company had no activities that produced revenues from operations.

For the three months ended November 30, 2007, the Company had a net loss of ($258,040) compared to a net loss of $(727,654) for the corresponding period in 2006. For the three months ended November 30, 2007, the Company incurred operating expenses of $247,488 consisting primarily of stock-based compensation, legal fees, salaries, and accounting fees.

For the three months ended November 30, 2006, the Company had a net loss of $(727,654). In the same period, the Company incurred operating expenses of $682,078 consisting primarily of research and development expense, stock-based compensation, legal fees and salaries.

The decrease in operating expenses of $434,590 from the three month period November 30, 2007 compared to the corresponding period related primarily to a decrease in stock based compensation, depreciation and amortization expenses.

Results of Operations for the six months ended November 30, 2007 and 2006 are as follows:

For the six months ended November 30, 2007 and 2006, the Company had no activities that produced revenues from its operations.

For the six months ended November 30, 2007, the Company had a net loss of $(484,727) compared to a net loss of $(1,515,586) for the corresponding period in 2006. For the six months ended November 30, 2007, the Company incurred operating expenses of $471,886 consisting primarily of stock based compensation, legal fees, salaries, and accounting fees. For the six months ended November 30, 2006, the Company incurred operating expenses of $1,383,870 consisting primarily of research and development expenses, stock based compensation, legal fees and salaries. The decrease in operating expenses of $911,984 from the six months ended November 30, 2007 compared to the corresponding period related primarily to a decrease in research and development expenses, amortization expense, stock based compensation, and the cancellation of stock previously issued for services.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the six months ended November 30, 2007 and 2006, and since October 28, 2003 through November 30, 2007 the Company has had net losses of $484,727 and $1,515,586 and $6,263,868, respectively. As of November 30, 2007, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through November 30, 2007, we raised cash of approximately $675,550 through private placements of common stock financings and $1,475,849 through the issuance notes payable.

Since October 28, 2003 through November 30, 2007, we have incurred $797,340 of research and development costs and $5,885,300 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2007, we had an accumulated deficit of $7,865,780 and a working capital deficit of $1,327,526.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future.


Part I Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the three and six month period ending November 30, 2007 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after November 30, 2007.

Changes in Control Over Financial Reporting
-------------------------------------------
No change in the Company's internal control over financial reporting occurred during the quarter ended November 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

In 2001, the Company sued its previous licensee, Amerimmune Pharmaceuticals, Inc. ("API"), and its directors. The Company was ordered by the court to pay $150,000 in attorney fees to the insurance company of API. and recorded a contingent liability for the amount. Prior to issuance of the August 31, 2007 financial statements, the Company appealed the Court's decision and, in December 2007, the Court's decision was reversed based on the appeal. Based on these facts and circumstances, the Company has reversed the recording of the contingent liability as of August 31, 2007.


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


Maya LLC v. CytoDyn, et al Superior Court of Los Angeles Glendale Case #EC041590
--------------------------------------------------------------------------------

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.

The company and some of its officers and directors have entered into a Settlement Agreement with the all parties involved in the above legal matters including CytoDyn, Inc. Allen D. Allen, Corinne Allen, Maya LLC, AIDS Research LLC and Rex Lewis. All of the cases have been settled pursuant to this agreement. The liability incurred by the company is $50,000 payment to Rex Lewis by January 14, 2009 and an additional $25,000 by January 14, 2010. We have dismissed all claims to the old FDA IND and the old cell bank as defined in the agreement and Rex Lewis and his parties agree to dismiss all claims against the company, any of its predecessors and any of its officers and directors. Related to the above settlement the Company accrued $75,000 as of November 30, 2007.

Part II Item 2 Unregistered Sales of Equity and Use of Proceeds

No unregistered sales of equity securities of the company occurred during the period covered by this quarterly report on Form 10Q.


Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

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
                                     Registrant)


DATE: September 25, 2009             BY: /s/ Allen D. Allen
      -----------------------            -----------------------------
                                         Allen D. Allen
                                         President and CEO