Form 10-Q
period 2008-02-29
CYTODYN INC
filed 2009-12-01
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                --- OF THE SECURITIES EXCHANGE ACT OF 1934

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1933

For Quarter Ended: February 29, 2008            Commission File Number 000-49908
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

Indicate by check mark whether the registrant is a large accelerated filer, and an accelerated filer, a non-accelerated filer, or a smaller reporting company. See Definition of "accelerated filer, large accelerated filer, and smaller reporting company" in 12(b)2 of the Exchange Act (check one)

Large Accelerated Filer ___           Accelerated Filer ___

Non-accelerated Filer ___             Smaller Reporting Company _X_


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  Yes    No X
                                     ---   ---

On October 21, 2009, there were 19,154,216 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                        --------

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of
           February 29, 2008 (unaudited) and May 31, 2007 (audited)         3

          Condensed Consolidated Statement of Operations for the Three
           and Nine Months Ended February 29, 2008, for the Three and
           Nine Months Ended February 28, 2007 and for the Period from
           October 28, 2003 to February 29, 2008 (unaudited)                4

          Condensed Consolidated Statement of Changes in
           Stockholders' Deficit for the Period from October 28, 2003
           to February 29, 2008 (unaudited)                               5 - 8

          Condensed Consolidated Statement of Cash Flows for
           the Nine Months Ended February 29, 2008 and
           February 28, 2007 and for the Period from
           October 28, 2003 to February 29, 2008 (unaudited)              9 - 10

          Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                   11 - 24

Item 2    Management's discussion and analysis of financial condition
          -----------------------------------------------------------
          and results of operations.                                       25
          --------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk       29
          ----------------------------------------------------------

Item 4T   Controls and Procedures                                          29
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                29
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      30
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                  30
          -------------------------------

Item 4    Submission of Matters to a Vote of Security Holders              30
          ---------------------------------------------------

Item 5    Other Information                                                30
          -----------------

Item 6    Exhibits                                                         30
          --------



                                 CytoDyn, Inc.
                         (A Development Stage Company)
                            Condensed Balance Sheet

                                                                February 29,       May 31,
                                                                    2008            2007
                                                                 (unaudited)      (audited)
                                                                ------------    ------------
                                     Assets
Current Assets:
   Cash                                                         $       --      $     16,604
   Prepaid insurance                                                  11,176          43,254
   Prepaid license fees                                                7,500          50,000
                                                                ------------    ------------
      Total current assets                                            18,676         109,858

Furniture and equipment, net                                           1,718           2,611

Intangible assets, net                                                   768           1,294

Other Assets                                                          39,375             495
                                                                ------------    ------------

                                                                $     60,537    $    114,258
                                                                ============    ============

                      Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                             $    281,228    $    239,572
   Accrued liabilities                                               247,051         193,600
   Short Term Portion of Commitment and Contingencies                 50,000            --
   Convertible notes payable, net                                       --            14,385
   Accrued interest payable                                           33,420          10,216
   Indebtedness to related parties                                      --           455,701
   Short-term portion of notes payable                                  --           125,000
                                                                ------------    ------------
      Total current liabilities                                      611,699       1,038,474
   Notes payable                                                     295,000            --
   Convertible notes payable, net                                     20,695            --
   Indebtedness to related parties                                   437,401            --
   Accrued legal costs                                                25,000            --
   Commitments and contingencies                                        --           150,000
                                                                ------------    ------------
      Total liabilities                                            1,389,795       1,188,474
                                                                ------------    ------------

Shareholders' deficit:
   Preferred stock, no par value; 5,000,000 shares
     authorized, 100,000 shares issued and outstanding               167,500         167,500
   Common stock, no par value; 25,000,000 shares authorized,
     11,904,407 and 11,297,264 shares issued and outstanding       4,147,865       4,172,865
     at February 29, 2008 and May 31, 2007 respectively
   Stock for services                                                (16,521)       (106,521)
   Additional paid-in capital                                      2,482,785       2,072,993
   Less: subscription receivable                                     (25,000)           --
   Accumulated deficit on unrelated dormant operations            (1,601,912)     (1,601,912)
   Deficit accumulated during development stage                   (6,483,975)     (5,779,141)
                                                                ------------    ------------
      Total shareholders' deficit                                 (1,329,258)     (1,074,216)
                                                                ------------    ------------

                                                                $     60,537    $    114,258
                                                                ============    ============

See accompanying notes to condensed consolidated unaudited financial statements


                                                  CytoDyn, Inc.
                                          (A Development Stage Company)
                                         Condensed Statement of Operations
                                                    Unaudited


                                                                                                      October 28,
                                          Three Months Ended              Nine Months Ended              2003
                                     February 29,    February 28,    February 29,    February 28,       through
                                     ----------------------------    ----------------------------    February 29,
                                         2008            2007            2008            2007            2008
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    142,037    $    418,469    $    583,064    $  1,304,592    $  4,307,483
   Amortization / depreciation                416             816           1,418         124,281         173,578
   Research and development                  --            52,909            --           374,650         797,340
   Legal fees                              11,708          79,540         191,565         132,081         511,060
   Commitments and contingencies             --              --          (150,000)           --              --
                                     ------------    ------------    ------------    ------------    ------------
      Total operating expenses            154,161         551,734         626,047       1,935,604       5,789,461
                                     ------------    ------------    ------------    ------------    ------------
      Operating loss                     (154,161)       (551,734)       (626,047)     (1,935,604)     (5,789,461)

Interest income                              --                26            --               946           1,627

Interest expense:
   Interest on convertible debt           (41,774)         (7,622)        (52,809)       (140,258)       (670,163)
   Other                                  (24,172)           --           (25,978)           --           (25,978)
                                     ------------    ------------    ------------    ------------    ------------
      Loss before income taxes           (220,107)       (559,330)       (704,834)     (2,074,916)     (6,483,975)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

      Net loss                       $   (220,107)   $   (559,330)   $   (704,834)   $ (2,074,916)   $ (6,483,975)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $      (0.02)   $      (0.05)   $      (0.06)   $      (0.19)   $      (0.70)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
   common shares outstanding           11,011,550      11,281,597      11,178,390      10,895,897       9,238,703
                                     ============    ============    ============    ============    ============


               See accompanying notes to condensed consolidated unaudited financial statements

                                                          CytoDyn, Inc.
                                                  (A Development Stage Company)
                                     Condensed Statement of Changes in Shareholders' Deficit
                                           October 28, 2003 through February 29, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                  Preferred Stock       Common Stock      Stock for  Additional    Stock                      During
                 ---------------- ----------------------   Prepaid     Paid-in  Subscription  Accumulated  Development
                  Shares  Amount    Shares     Amount      Services    Capital   Receivable     Deficit       Stage        Total
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Balance at
 October 28,
 2003, following
 recapitalization   --   $   --    6,252,640  $1,425,334  $    --    $   23,502 $       --    $(1,594,042) $      --    $  (145,206)

February through
 April 2004, sale
 of common stock
 less offering
 costs of $54,000
 ($.30/share)       --       --    1,800,000     486,000       --          --           --           --           --        486,000

February 2004,
 shares issued to
 former officer
 as payment for
 working capital
 advance
 ($.30/share)       --       --       16,667       5,000       --          --           --           --           --          5,000

Net loss at
 year ended
 May 31, 2004       --       --         --          --         --          --           --         (7,870)    (338,044)    (345,914)
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Balance at
 May 31, 2004       --       --    8,069,307   1,916,334       --        23,502         --     (1,601,912)    (338,044)        (120)

July 2004,
 capital
 contribution
 by an officer      --       --         --          --         --           512         --           --           --            512

November 2004,
 common stock
 warrants
 granted            --       --         --          --         --        11,928         --           --           --         11,928

February 2005,
 capital
 contribution
 by an officer      --       --         --          --         --         5,000         --           --           --          5,000

Net loss at
 year ended
 May 31, 2005       --       --         --          --         --          --           --           --       (777,083)    (777,083)
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Balance at
 May 31, 2005       --       --    8,069,307   1,916,334       --        40,942         --     (1,601,912)  (1,115,127)    (759,763)


                       See accompanying notes to condensed consolidated unaudited financial statements


                                                          CytoDyn, Inc.
                                                  (A Development Stage Company)
                                     Condensed Statement of Changes in Shareholders' Deficit
                                           October 28, 2003 through February 29, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                  Preferred Stock       Common Stock      Stock for  Additional    Stock                      During
                 ---------------- ----------------------   Prepaid     Paid-in  Subscription  Accumulated  Development
                  Shares  Amount    Shares     Amount      Services    Capital   Receivable     Deficit       Stage        Total
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
June through
 July 2005, sale
 of common stock
 less offering
 costs of $27,867
 ($.75/share)       --       --      289,890     189,550       --          --           --           --           --        189,550

August 2005,
 common shares
 issued to
 extinguish
 promissory notes
 payable and
 related interest
 ($.75/share)       --       --      160,110     120,082       --          --           --           --           --        120,082

May 2006, common
 shares issued
 to extinguish
 convertible debt   --       --      350,000     437,500       --          --           --           --           --        437,500

November 2005,
 94,500 warrants
 exercised
 ($.30/share)       --       --       94,500      28,350       --          --           --           --           --         28,350

January through
 April 2006,
 common shares
 issued for
 prepaid services   --       --      183,857     370,750   (370,750)       --           --           --           --           --

Amortization of
 prepaid stock
 services           --       --         --          --      103,690        --           --           --           --        103,690

January through
 June 2006,
 warrants issued
 with convertible
 debt               --       --         --          --         --       274,950         --           --           --        274,950

January through
 May 2006,
 beneficial
 conversion
 feature of
 convertible debt   --       --         --          --         --       234,550         --           --           --        234,550



                       See accompanying notes to condensed consolidated unaudited financial statements


                                                          CytoDyn, Inc.
                                                  (A Development Stage Company)
                                     Condensed Statement of Changes in Shareholders' Deficit
                                           October 28, 2003 through February 29, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                  Preferred Stock       Common Stock      Stock for  Additional    Stock                      During
                 ---------------- ----------------------   Prepaid     Paid-in  Subscription  Accumulated  Development
                  Shares  Amount    Shares     Amount      Services    Capital   Receivable     Deficit       Stage        Total
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
March through May
 2006, stock
 options granted
 to consultants     --       --         --          --         --       687,726         --           --           --        687,726

March 2006,
 stock options
 issued to
 extinguish debt    --       --         --          --         --        86,341         --           --           --         86,341

Net loss at
 year ended
 May 31, 2006       --       --         --          --         --          --           --           --     (2,053,944)  (2,053,944)
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Balance at
 May 31, 2006       --       --    9,147,664   3,062,566   (267,060)  1,324,509         --     (1,601,912)  (3,169,071)    (650,968)

Common stock
 issued to
 extinguish
 convertible debt   --       --      119,600     149,500       --          --           --           --           --        149,500

Convertible debt
 stock issued for
 AITI acquisition   --       --    2,000,000     934,399       --          --           --           --           --        934,399

Amortization of
 prepaid stock
 services           --       --         --          --      267,060        --           --           --           --        267,060

Common stock
 payable for
 prepaid services   --       --         --          --     (106,521)    120,000         --           --           --         13,479

Stock-based
 compensation       --       --         --          --         --       535,984         --           --           --        535,984

Warrants issued
 with convertible
 debt               --       --         --          --         --        92,500         --           --           --         92,500

Common stock
 issued for
 services           --       --       30,000      26,400       --          --           --           --           --         26,400

Preferred shares
 issued AGTI     100,000  167,500       --          --         --          --           --           --           --        167,500



                       See accompanying notes to condensed consolidated unaudited financial statements


                                                          CytoDyn, Inc.
                                                  (A Development Stage Company)
                                     Condensed Statement of Changes in Shareholders' Deficit
                                           October 28, 2003 through February 29, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                  Preferred Stock       Common Stock      Stock for  Additional    Stock                      During
                 ---------------- ----------------------   Prepaid     Paid-in  Subscription  Accumulated  Development
                  Shares  Amount    Shares     Amount      Services    Capital   Receivable     Deficit       Stage        Total
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Net loss,
 May 31, 2007       --       --         --          --         --          --           --           --     (2,610,070)  (2,610,070)
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Balance at
 May 31, 2007    100,000  167,500 11,297,264   4,172,865   (106,521)  2,072,993         --     (1,601,912)  (5,779,141)  (1,074,216)

Amortization of
 prepaid stock
 for services
 (unaudited)        --       --         --          --       90,000        --           --           --           --         90,000

Stock based
 compensation
(unaudited)         --       --         --          --         --       356,130         --           --           --        356,130

Common stock
 issued to
 extinguish
 convertible
 debt (unaudited)   --       --      750,000      75,000       --          --        (25,000)        --           --         50,000

Rescission of
 common stock
 issued for
 services           --       --     (142,857)   (100,000)      --          --           --           --           --       (100,000)

Original issue
 discount
 convertible debt
 with warrants
 (unaudited)        --       --         --          --         --         3,662         --           --           --          3,662

Original issue
 discount
 convertible debt
 with beneficial
 conversion
 feature
 (unaudited)        --       --         --          --         --        50,000         --           --           --         50,000

Net loss
 (unaudited)        --       --         --          --         --          --           --           --       (704,834)    (704,834)
                 ------- -------- ----------  ----------  ---------  ---------- ------------  -----------  -----------  -----------
Balance at
 February 29,
 2008
 (unaudited)     100,000 $167,500 11,904,407  $4,147,865  $ (16,521) $2,482,785 $    (25,000) $(1,601,912) $(6,483,975) $(1,329,258)
                 ======= ======== ==========  ==========  =========  ========== ============  ===========  ===========  ===========


                       See accompanying notes to condensed consolidated unaudited financial statements

                                                              8

                                         CytoDyn, Inc.
                                 (A Development Stage Company)
                               Condensed Statement of Cash Flows
                                           Unaudited

                                                                                         October 28,
                                                               Nine Months Ended            2003
                                                          Feruary 29,    Feruary 28,       through
                                                          --------------------------    February 29,
                                                              2008           2007           2008
                                                          -----------    -----------    -----------
Cash flows from operating activities:
   Net loss                                               $  (704,834)   $(2,074,916)   $(6,483,975)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Amortization / depreciation                               1,419        124,281        173,578
      Amortization of original issue discount                  50,972        136,241        652,356
      Reversal of contingent liability                       (150,000)          --             --
      Purchased in process research and development              --          274,399        274,399
      Stock-based compensation                                346,130        694,089      1,993,683
      Changes in current assets and liabilities:
         Decrease in prepaid expenses                          74,578         30,019         (8,051)
         Decrease in deposits                                 (38,880)          --             --
         Increase in accounts payable, accrued
          interest and accrued liabilities                    193,311         27,368        636,699
                                                          -----------    -----------    -----------
   Net cash used in operating activities                     (227,304)      (788,519)    (2,761,311)
                                                          -----------    -----------    -----------

Cashflows from investing activities:
   Furniture and equipment purchases                             --           (3,345)       (10,764)
                                                          -----------    -----------    -----------
   Net cash used in investing activities                         --           (3,345)       (10,764)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
   Capital contributions by president                            --             --            5,512
   Proceeds from notes payable to related parties               2,000         62,341        549,849
   Payments on notes payable to related parties               (20,300)          --          (58,624)
   Proceeds from notes payable issued to individuals          170,000           --          295,000
   Proceeds from notes payable from convertible notes          59,000         92,500        661,000
   Proceeds from the sale of common stock                        --             --          757,417
   Payments for offering costs                                   --             --          (81,867)
   Proceeds from issuance of stock for AITI acquisition          --          512,200        512,200
   Proceeds from issuance of stock for AGTI acquisition          --          100,000        100,000
   Proceeds from exercise of warrants                            --             --           28,350
                                                          -----------    -----------    -----------
   Net cash provided by financing activities                  210,700        767,041      2,768,837
                                                          -----------    -----------    -----------

Net change in cash                                            (16,604)       (24,823)        (3,238)

Cash, beginning of period                                      16,604        125,320          3,238
                                                          -----------    -----------    -----------

Cash, end of period                                       $      --      $   100,497    $      --
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                        $      --      $      --      $      --
                                                          ===========    ===========    ===========
      Interest                                            $      --      $      --      $     1,126
                                                          ===========    ===========    ===========



         See accompanying notes to condensed consolidated unaudited financial statements



                                         CytoDyn, Inc.
                                 (A Development Stage Company)
                               Condensed Statement of Cash Flows
                                           Unaudited

                                                                                         October 28,
                                                               Nine Months Ended            2003
                                                          Feruary 29,    Feruary 28,       through
                                                          --------------------------    February 29,
                                                              2008           2007           2008
                                                          -----------    -----------    -----------
Non-cash investing and financing transactions:
   Net assets acquired in exchange for common stock
    in CytoDyn/Rexray business combination                $      --      $      --      $     7,542
                                                          ===========    ===========    ===========
   Common stock issued to former officer to repay
    working capital advance                               $      --      $      --      $     5,000
                                                          ===========    ===========    ===========
   Common stock issued for convertible debt               $    75,000    $   149,500    $   662,000
                                                          ===========    ===========    ===========
   Common stock issued for debt                           $      --      $      --      $   120,082
                                                          ===========    ===========    ===========
   Options to purchase common stock issued for debt       $      --      $      --      $    62,341
                                                          ===========    ===========    ===========
   Original issue discount and intrinsic value of
    beneficial conversion feature related to debt
    issued with warrants                                  $    53,662    $    92,500    $   655,662
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

    On July 16, 2007, the Company cancelled the issuance of 142,857 shares of restricted common stock previously issued to a consultation firm. In conjunction with the cancellation, the Company reduced stock compensation expense and common stock by $100,000, which was the value of the shares on the date of cancellation.

    On January 30, 2007, the company issued 100,000 preferred shares of unregsitered stock for 1,000 shares of AGTI common stock. The company acquired a prepaid license fee for seven years for $52,500 and $15,000 in expense associated with the license agreement


         See accompanying notes to condensed consolidated unaudited financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

2 - Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2007 and 2006 and notes thereto in the Company's annual report on Form 10-KSB for the year ended May 31, 2007, filed with the Securities and Exchange Commission on August 30, 2007. Operating results for the three and nine months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 29, 2008 and the period October 28, 2003 through February 29, 2008, (b) the financial position at February 29, 2008, and (c) cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and the period October 28, 2003 through February 29, 2008, have been made.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


Principles of Consolidation

The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of October 21, 2009, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of February 29, 2008 or May 31, 2007. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

Impairment of Long-Lived Assets - The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 29, 2008 and February 28, 2007, and for the period October 28, 2003 through February 29, 2008.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At February 29, 2008 and May 31, 2007, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of February 29, 2008 and February 28, 2007. Net cash proceeds from the exercise of stock options and warrants were $0 for the three and nine months ended February 29, 2008 and February 28, 2007. Compensation expense related to stock options was approximately $105,000, $356,000, $124,000, $411,000 and $891,000 for the three and nine month periods ended February 29, 2008, and 2007 and for the period October 28, 2003 through February 29, 2008, respectively. As of February 29, 2008, there was approximately $688,340 of unrecognized compensation costs related to share -based payments for unvested options, which is expected to be recognized over a weighted average period of 2.01 years.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


The following table represents stock option and warrants activity as of and for the nine months ended February 29, 2008:

                                                        Weighted
                                            Weighted     Average
                                            Average     Remaining    Aggregate
                                Number of   Exercise   Contractual   Intrinsic
                                 shares      Price        Life         Value
                                ---------   --------   -----------   ---------
Options and warrants
 outstanding - May 31, 2007     2,047,022    $ 1.61      $ 6.69      $ 204,200

Granted                           859,000    $ 0.69

Exercised                            --        --            --           --

Forfeited/expired/cancelled          --        --            --           --
Options and warrants
 outstanding                    2,906,222    $ 1.34      $ 6.95           --
                                =========    ======      ======      =========
Outstanding exercisable -
 February 29, 2008              1,997,170    $ 1.50      $ 5.92           --
                                =========    ======      ======      =========


The total average grant date fair value of options and warrants during the nine months ended February 29, 2008 and February 28, 2007 was $0.69 and $1.03, respectively. The fair value of options vested during the nine months period ended February 29, 2008 and February 28, 2007 was approximately $225,000 and $403,000, respectively.

Stock Issued for Services
-------------------------
During the year ended May 31, 2006, the Company issued common stock for certain services to a public relations company and a technology company. The Company recorded into additional paid-in capital the fair value of the common stock issued based on the quoted market price of the Company's common stock at the date of the respective agreements with the above parties. A contra-equity was recorded for the above services, which is being amortized into compensation expense and additional paid-in capital over the requisite service period of the agreements. During the three months ended February 29, 2008 and February 28, 2007 and nine months ended February 29, 2008 and February 28, 2007 and for the period October 28, 2003 through February 29, 2008, approximately $30,000, $67,000, $90,000, $257,000, and $374,000 was recognized as compensation expense related to these agreements, respectively. As of February 29, 2008, the unamortized portion of the stock for services was $16,521.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
--------------------------------
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended February 29, 2008 and February 28, 2007, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 2,906,222 and 2,047,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended February 29, 2008 respectively. Additionally, convertible preferred stock that could convert into 4,333,333 shares of common stock were not included in the computation of basic and diluted weighted average common shares for the above periods as the effect would be antidilutive.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company's financial statements.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4.0% royalties on net sales of the licensed products.

AITI agreed to fund a two-year ($325,600) unrestricted project ($162,800 per year) under the Sponsored Research Agreement, with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved, the agreement can be cancelled and the second year's payment is not required. Included in the consolidated statements of operations is $162,800 of amortization expense for the period ended May 31, 2007 as all services related to the initial project were completed. The Company did not make the second payment and, consequently, as of February 29, 2008, the Company has no right to the above license agreement. Additionally, the milestone fee payable and royalties discussed above are no longer in force as of February 29, 2008. Corporate charter revoked in Florida.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


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

5 - Convertible Notes - During the year ended May 31, 2006, the Company issued convertible promissory notes with 407,600 detachable warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. As of February 29, 2008, all of the convertible notes were converted into common stock. The original issue discount and beneficial conversion option were recorded as a discount to the convertible notes, and an increase in additional paid-in capital, respectively. For the three and nine month periods February 29, 2008 and February 28, 2007, the Company amortized approximately $0, $0, $0, and $48,000 of the discounts, which was included as a component of interest expense for the periods ended February 29, 2008 and February 28, 2007, respectively. From October 28, 2003 to February 29, 2008, the Company amortized approximately $509,000 of the discount.

During the year ended May 31, 2007, the Company issued convertible notes with 74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. The notes bear interest at 5.0% per annum. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. The Company can repay principal and accrued interest with common stock at the conversion price of $1.25. As of February 29, 2008, $77,500 of the $92,500 in convertible notes were converted into common stock. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. During the three and nine month periods ended February 29, 2008 and February 28, 2007, the Company amortized approximately $0, $0, $4,000, and $88,000 of this discount, respectively, which is included as a component of interest expense. From October 28, 2003 to February 29, 2008, the Company amortized approximately $92,000 of discounts related to convertible notes payable.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


During the nine months ended February 29, 2008, the Company issued two convertible notes each in the amount of $37,500. As of February 29, 2008, $50,000 of the proceeds were received and $25,000 was recorded as a subscription receivable. As of February 29, 2008, $75,000 of the convertible notes were converted into common stock. The notes are due in 12 months and bear interest at 14.0%. At the commitment date, the Company recorded a beneficial conversion feature of $50,000, which represented the intrinsic value of the conversion option, and was limited to the proceeds received. The conversion price is fixed at $.10. The beneficial conversion feature that will be recorded as a discount to the convertible notes and an increase in additional paid in capital. For the three and nine months ended February 29, 2008 the Company amortized into interest expense approximately $50,000 of the discount.

During the nine months ended February 29, 2008, the Company also issued a convertible promissory note with 9,000 detachable warrants to purchase common stock at an exercise price of $.30 in exchange for proceeds totaling $9,000. The note bears interest at 14.0%. The warrants to purchase common stock vest immediately and expire in 2011. The Company valued the warrants utilizing the Black-Scholes option valuation model, and the resulting fair value was recorded as a debt discount of $3,662, which will be amortized of the term of the debt.

As of February 29, 2008, the face amount related to convertible notes was $24,000.

6 - Promissory Notes - During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes are due in six months and pay interest at 14.0% per annum. During the nine months ended February 29, 2008 the Company issued an additional $170,000 in promissory notes to third parties. The notes are all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date another six months while continuing to accrue interest. As of February 29, 2008, approximately $29,000 of interest has been accrued (See Note 9 for subsequent events).

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

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before December 31, 2009 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 is unsecured and accrues interest at 10.0% per annum. The Company accrued $75,000 related to this settlement agreement as of February 29, 2008 for the past litigation. The associated expense for the nine month period ended February 29, 2008 is included in legal fees in the condensed statement of operations.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


8 - Related Party Transactions - As of February 29, 2008, the Company owed two officers promissory notes totaling of $72,574. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $56,075 remained unpaid at February 29, 2008 and is included in the accompanying consolidated financial statements as "indebtedness to related parties."

A director provided legal services to the Company over the past several years. As of February 29, 2008, the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of November 30, 2007. As of February 29, 2008, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future.

A former director of the Company is owed $337,341 related to certain clinical research data that was obtained by the former director and later purchased by the Company. As of February 29, 2008, the liability has no payment terms and no stated interest rate, and is included in the accompanying consolidated financial statements as "indebtedness to related parties."

Patents
The Company has a License Agreement with Allen D. Allen, the Company's president that gives the exclusive right to develop his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The Company estimates the costs associated with these issued patents to be approximately $65,000 per year. The Company may file additional patents during the current fiscal year if the research and development efforts warrant them, but the Company does not have any such potential patents identified at this time. The license acquired gives the Company the right to develop Mr. Allen's patents worldwide.

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

Subsequent to February 29, 2008, the Company granted common stock options to employees, directors, and consultants at exercise prices ranging from $.34 to $.72. The options vest between one and three years and expire in 2015.

Subsequent to February 29, 2008, the Company paid approximately $600,000 in cash for the manufacturing of our product, Cytolin(R), to be used in human clinical trials.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF FEBRUARY 29, 2008
                                   (UNAUDITED)


Subsequent to February 29, 2008, the Company amended the promissory note agreements relating to $295,000 in unsecured promissory notes. The original terms had no conversion feature, a stated interest rat e of 14% per annum, and had an original maturity of six months. Related to this amendment, the holders of the promissory notes were given the right to convert the face amount of the notes and accrued interest into shares of common stock at a fixed conversion price of $0.45 per share. At the commitment date, the date the notes were amended, the Company incurred a beneficial conversion feature of $50,000. The amendment to the unsecured promissory notes, limited the amount of promissory notes and accrued interest that could be converted to $225,000, effectively capping the number of common shares that could be converted to 500,000. As of the date of this filing, $146,456 of promissory notes converted into 325,459 shares of common stock.

Subsequent to February 29, 2008, the Company entered into an agreement with University of Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin. This study is intended as a prelude to an in-vivo stuffy. Costs are estimated at approximately $316,000 of which 50%, or $158,000, was paid to Massachusetts General Hospital by CytoDyn.

Subsequent to February 29, 2008 the Company received a request from a shareholder to convert 100,000 preferred shares into 2,356,142 restricted common shares pursuant to an Agreement dated January 2007. The common shares were to be converted at the average price per share over the last 10 days of trading prior to the conversion date which calculated to $.62 per share. The Agreement contained a floor price of $.30 per share, which effectively limited the maximum number of the common shares issued to an amount that was less than the Company's authorized shares. These shares have not been registered with the SEC and are subject to the restrictions under Rule 144 of the Securities Act.

On October 26, 2009 the Company offered subscription agreements to sell 1,000,000 shares of unregistered common stock pursuant to Rule 144 of the U.S. Securities and Exchange Commission Act of 1933 at $.50 per share. Related to the subscription agreements, the Company sold 500,000 common shares to a consulting company at $.50 per share for $250,000 in cash. On November 3, 2009 the company entered into a twelve month agreement with the above consulting company for the purpose of widening their common stock distribution. This agreement calls for a cash payment of $30,000 as well as the issuance of common stock with a value of $90,000. This stock is to be restricted under Rule 144 of the US Securities and Exchange Commission's 1933 Act.

Subsequent to February 28,2009, the company amended its Articles of Incorporation for the purpose of authorizing the issuance of 400,000 shares of Preferred Stock designated as Series B Convertible Preferred Stock (Series B). Dividends accrue at the rate of $.25 per share per annum from the date of issuance and can be paid with cash or issuance of restricted common stock, at the corporation's discretion. One share of Series B can be converted into ten shares of restricted common stock, adjusted for reverse mergers or stock splits. The Series B has a fixed conversion price of $.50 per share. Any beneficial conversion feature at the commitment date would be treated as a constructive dividend to the Series B investors. In the event of liquidation, holders of preferred shares are to receive an amount per share equal to $5.00 plus any accrued and unpaid dividends. As of November 10, 2009 the company has issued 103,000 shares of Series B stock.

In November 2009, the Company purchased 1,200,000 common shares at $.28 per share from an unrelated third-party. The Company paid $336,000 in cash for the shares.

Part I - Item 2. Management's discussion and analysis of financial condition
----------------------------------------------------------------------------
and results of operations.
--------------------------

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

Plan of Operations

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the area of HIV/AIDS. CytoDyn, Inc. has sponsored a research grant to Massachusetts General Hospital in Boston, Massachusetts, to design and sponsor clinical trials in addition to conducting those trials on our lead product Cytolin(R), an immune therapy intended to treat early HIV infection. Although CytoDyn, Inc. will retain all of its intellectual property rights and will have access to the study data, the data will be owned by Massachusetts General Hospital (MGH). A chief benefit for CytoDyn, Inc. is that the Company will not have to deal directly with the FDA.. Moreover, the high costs and long delays associated with the FDA's oversight of clinical trials may be significantly reduced in the case of clinical trials designed and sponsored by a leading teaching hospital.

The FDA licenses medicinal products for sale in interstate commerce under a particular label. Only if they receive data supporting that label and only if some company asks them to do so. CytoDyn may or may not be the company that requests a license to market Cytolin(R) under a label. Under our current thinking we hope to enter into a strategic alliance after the next two studies under which a larger pharmaceutical marketing company will seek a license from the FDA to market Cytolin(R) and under a license from us to use our intellectual property in that manner. However there is no guarantee that we will wind up pursuing this strategy.

Projected costs to complete our research and development as a pre-requisite for co-development and/or out-licensing.

We negotiated with a contract manufacturer Vista Biologicals Corporation to manufacture GMP product for the next clinical trial of Cytolin(R) at a cost of $565,000, all of which was paid by September 2008. The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $340,000 of which $158,000 was paid in September 2009.

Timing and anticipated completion dates for research and development.

We estimate that the initial clinical trial to be conducted by Massachusetts General Hospital will take one year to complete. The study enrollment will begin once the Institutional Review Board approvals Dr. Rosenberg's protocol. We cannot estimate when enrollment will begin as of November 2009. Subsequently, the CytoDyn, Inc. may fund a follow- up clinical trial at Massachusetts General Hospital using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost on the order of another half million dollars. The company is conducting a private placement of preferred shares to secure the capital needed for the follow-up study. We cannot estimate what the hospital's research grant will be at this time until the hospital has provided those estimates.

There are many factors that can delay clinical trial benchmarks. However, the Company hopes to receive the results and analysis of the upcoming clinical trial during 2010.

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

Clinical Trials Process - Described below is the traditional drug development track. Under the Company's current business plan, much of this initial work will be sponsored and conducted by the MGH, eliminating the need for CytoDyn to deal directly with the FDA. Traditionally, the Company would enter into a strategic alliance with a larger pharmaceutical company after development has progressed to a certain point. While there can be no guarantee that this will occur in our case, if it does, then our larger partner would usually be responsible for dealing with the FDA.

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


Phase II
Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase II studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people. Depending upon need, a new drug may be licensed for interstate marketing after Phase II if it is a "pivotal" study.


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


Patents
We have a License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. We estimate the costs associated with these issued patents to be approximately $65,000 per year. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time. The license acquired gives us the right to develop Mr. Allen's patents worldwide.


Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of October 21, 2009 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended February 29, 2008 and February 28, 2007 are as follows:

For the three months ended February 29, 2008 and 2007 the Company had no activities that produced revenues from operations.

For the three months ended February 29, 2008, the Company had a net loss of ($220,107) compared to a net loss of $(559,330) for the corresponding period in 2007. For the three months ended February 29, 2008, the Company incurred operating expenses of $154,161 consisting primarily of stock-based compensation, legal fees, salaries, and accounting fees.

For the three months ended February 28, 2007, the Company had a net loss of $(559,330). In the same period, the Company incurred operating expenses of $551,734 consisting primarily of research and development expense, stock-based compensation, legal fees and salaries.

The decrease in operating expenses of $397,573 from the three month period February 29, 2008 compared to the corresponding period related primarily to a decrease in stock based compensation, legal fees and depreciation and amortization expenses.

Results of Operations for the nine months ended February 29, 2008 and February 28, 2007 are as follows:

For the nine months ended February 29, 2008 and February 28, 2007, the Company had no activities that produced revenues from its operations.

For the nine months ended February 29, 2008, the Company had a net loss of $(704,834) compared to a net loss of $(2,074,916) for the corresponding period in 2007. For the nine months ended February 29, 2008 the Company incurred operating expenses of $626,047 consisting primarily of stock based compensation, legal fees, salaries, and accounting fees. For the nine months ended February 28, 2007, the Company incurred operating expenses of $1,935,604 consisting primarily of research and development expenses, stock based compensation, legal fees and salaries. The decrease in operating expenses of $1,309,557 from the nine months ended February 29, 2008, compared to the corresponding period related primarily to a decrease in research and development expenses, amortization expense, stock based compensation, and the cancellation of stock previously issued for services.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the nine months ended February 29, 2008 and February 28, 2007, and since October 28, 2003 through February 29, 2008 the Company has had net losses of $704,834 and $2,074,916 and $6,483,975, respectively. As of February 29, 2008, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through February 29, 2008 we raised cash of approximately $675,550 (net of offering costs) through private placements of common stock financings and $1,505,849 through the issuance notes payable.

Since October 28, 2003 through February 29, 2008, we have incurred $797,340 of research and development costs and $5,789,461 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of February 29, 2008, we had an accumulated deficit of $8,085,887 and a working capital deficit of $1,051,119.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future.


Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------------

Not applicable

Item 4T. Controls and Procedures
--------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the three and nine month period ending February 29, 2008 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after February 29, 2008.


Changes in Control Over Financial Reporting
-------------------------------------------

No change in the Company's internal control over financial reporting occurred during the quarter ended February 29, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Item 1. Legal Proceedings
-----------------------------------

Maya LLC v. CytoDyn, et al Superior Court of Los Angeles Glendale Case #EC041590
--------------------------------------------------------------------------------

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of
---------------------------------------------------------------------
Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.
----------------------------------------------------------------------------

The company and some of its officers and directors have entered into a Settlement Agreement with the all parties involved in the above legal matters including CytoDyn, Inc. Allen D. Allen, Corinne Allen, Maya LLC, AIDS Research LLC and Rex Lewis. All of the cases have been settled pursuant to this agreement. The liability incurred by the company is $50,000 payment to Maya LLC by January 14, 2009 and an additional $25,000 by January 14, 2010. We have dismissed all claims to the old FDA IND and the old cell bank as defined in the agreement and Rex Lewis and his parties agree to dismiss all claims against the company, any of its predecessors and any of its officers and directors. Related to the above settlement the Company accrued $75,000 as of February 29, 2008.

Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds
------------------------------------------------------------------

In April 2008 our Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, through a Placement Agent, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about April 4, 2008 and ended June 2009. The company sold 3,876,509 restricted common shares and 1,938,254 warrants. These securities were sold pursuant to an exemption from registration under Regulation D under "The Act" and will not be registered with the Securities and Exchange Commission.

The Company used the proceeds to manufacture our primary product Cytolin(R) for use in clinical trials. The remaining amount of the proceeds will be used for company operating expenses, patent fees and legal fees.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

Item 5. Other Information
-------------------------

None


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits:

1.  31.1:   Certification by the CEO
2.  31.2:   Certification by the CFO
3.  32.1:   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO
4.  32.2:   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO



SIGNATURES                           CYTODYN, INC.
                                     Registrant)


DATE:  December 1, 2009              BY: /s/ Allen D. Allen
       ----------------                 -----------------------------
                                         Allen D. Allen
                                         President and CEO