Form 10-K
period 2008-05-31
CYTODYN INC
filed 2010-03-12
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended May 31, 2008
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________to _________


                        Commission File Number 000-49908


                                  CYTODYN, INC.
             (Exact name of registrant as specified in its charter)



            Colorado                                         75-3056237
(State or other jurisdiction of                         (I.R.S. Employer or
 incorporation or organization)                          Identification No.)

                    1511 Third Street Santa Fe, NM         87505
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's Telephone Number, including area code: 505-988-5520

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

                                 Title of class

                           Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes   [X] No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ ] Yes   [X] No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files). [ ] Yes   [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]            Accelerated filer  [ ]

     Non-accelerated filer   [ ]            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Act). [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 3,686,926

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 12, 2010 the registrant had 18,950,796 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------

                                  CYTODYN, INC

                    FORM 10-K FOR THE YEAR ENDED MAY 31, 2008

                                TABLE OF CONTENTS




PART I
Item 1.   Business.........................................................    2
Item 2.   Properties.......................................................   13
Item 3.   Legal Proceedings................................................   13
Item 4.   Submission of Matters to a Vote of Security Holders..............   13

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities..............   13
Item 6.   Selected Financial Data..........................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   16
Item 8.   Financial Statements and Supplementary Data......................   23
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...........................................   47
Item 9A.  Controls and Procedures..........................................   47
Item 9B.  Other Information................................................   48

PART III
Item 10.  Directors, Executive Officers and Corporate Governance...........   48
Item 11.  Executive Compensation...........................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters................................   53
Item 13.  Certain Relationships and Related Transactions and
            Director Independence..........................................   53
Item 14.  Principal Accounting Fees and Services...........................   55
Item 15.  Exhibits, Financial Statement Schedules..........................   56

Item 1.    Business

The Company

CytoDyn, Inc. is a Colorado corporation, with its principal business office at 1511 Third Street, Santa Fe, New Mexico, 87505; telephone: (505) 988-5520, facsimile: (800) 417-7252, and website address: www.cytodyn.com. Originally incorporated as Rexray Corporation on May 2, 2002, the Company was renamed CytoDyn, Inc. when Rexray acquired, in October 2003, all of the intellectual property of CytoDyn of New Mexico, Inc. in exchange for 5,362,640 shares of no par value common stock. We discovered and are developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the area of HIV/AIDS.

In October 2003 we entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc., pursuant to which we effected a one for two reverse split of our common stock, and amended our articles of incorporation to change our name from Rexray Corporation to CytoDyn, Inc. The acquisition was accounted for as a reverse merger and recapitalization of the Company. Pursuant to the acquisition agreement, we were assigned the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. We also acquired the trademarks, CytoDyn and Cytolin, and a related trademark symbol. The license acquired gives us the worldwide, exclusive right to develop, market and sell the HIV therapies from the patents, technology and know-how invented by Mr. Allen. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

CytoDyn, Inc. is a traditional biotechnology company (concept company) that develops pharmaceutical products to be marketed by one or more pharmaceutical marketing companies. Typically, the biotechnology company does not realize income from the sale of product sold directly by the biotechnology company. Rather, the biotechnology company develops a pharmaceutical product using funds provided by investors until the development of the product has progressed to the point where the biotechnology company can enter into a strategic alliance with a pharmaceutical marketing company. While there is no guarantee as to if or when CytoDyn will enter into such a strategic alliance, or what its terms might be, the pharmaceutical marketing company typically acquires a significant stake in the biotechnology company, thereafter providing the funds for completion of drug development, obtaining a right of first-refusal to market the drug if approved, along with an option to buy out the biotechnology company in stages, the last stage usually being after the drug has been marketed for a number of years. A maximum Return on Investment for those investing in the biotechnology company is usually achieved when the strategic alliance is in place or has been for a number of years, and before the product actually enters the marketplace.

Subsidiaries

Advanced Genetic Technologies, Inc.

On January 30, 2007, the Company acquired the exclusive right to develop an improved version of Cytolin(R) using two antibodies invented at Harvard University Medical School's CBR Institute for Biomedical Research pursuant to an acquisition agreement.

The Company issued 100,000 preferred shares of unregistered stock to Utek Corp in exchange for 1,000 shares or 100% of Advanced Genetic Technologies, Inc. common stock. On July 2009, the preferred shares were converted into 2,356,000 common shares of the Company's stock.

Advanced Influenza Technologies, Inc. ("AITI") was incorporated under the laws of Florida on June 9, 2006. This subsidiary was abandoned as the Company terminated the license agreement acquired by AITI for a DNA plasmid vaccine from the University of Massachusetts.

Business

Treatment for HIV/AIDS Cytolin(R)

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV & AIDS. Cytolin(R) treats HIV/AIDS by preventing killer T cells from destroying the CD4 T cells in humans infected with HIV which results in an impaired immune system and the illness known as Acquired Immune Deficiency Syndrome or AIDS.

How it Was Discovered

Just over a decade ago, three scientists who were working independently of each other discovered why HIV does not cause disease in the other mammals it can infect. There are, of course, other viruses that are similar to HIV and that can cause AIDS-like diseases in animals, such as simian immunodeficiency virus (SIV) and feline immunodeficiency virus (FIV). However, the human immunodeficiency virus (HIV) only causes disease in humans and not in the other mammals it can infect, such as chimpanzees. In discovering why this is the case, researchers also demonstrated why humans infected with HIV lose all of their CD4 T cells even though only a minority of those cells become infected with HIV. This was demonstrated by Joyce Zarling[1] at the Yerkes Primate Research Center, Leonard Adelman[2] at the University of Southern California, and Allen D. Allen[3-4] then at Olive View-UCLA Medical Center. The seminal paper, published in the Journal of Immunology in 1990, was by Zarling. She and her colleagues conducted a cross-species study. It proved to a scientific certainty that the reason only humans develop AIDS in response to HIV infection is that only humans respond to the infection with a proliferation of cytotoxic T lymphocytes (CTL) that indiscriminately kill human CD4 T cells, including healthy, uninfected CD4 T cells.

The question that Zarling and Adelman did not answer is why this should be the case. In terms of understanding the mechanisms involved in HIV disease, one should ask what particular mechanism the anti-self, anti-CD4 CTL use to indiscriminately destroy human CD4 T cells. Because of the huge volume of HIV-literature that was focused on many diverse issues, the key was to know where to look. As a consequence, Allen was able to ascertain the cytotoxic mechanism because he had a model to start with.

Hepatitis, when associated with hepatitis B and C virus, has been known for years to be a disease that is triggered by an infection and that results in the destruction of the liver by CTL.[5-6] The destruction of the liver occurs because its surface becomes coated with intercellular adhesion molecules (ICAM). The co-receptor to ICAM is LFA-1. What makes a CD8 T cell a cytotoxic cell rather than a suppressor cell is the overproduction of LFA-1.[7] When the CTL circulate through the liver, the LFA-1 binds to the ICAM killing the hepatocytes or liver cells. Interferon-alpha is the gold standard for treating serum hepatitis because it down regulates the ICAM molecules on the liver so that the CTL do not harm that organ.[8] Not surprisingly, then, Bofill, et al[9] have shown that increased numbers of CTL predict the decline of CD4 T cells in HIV patients. By knowing the mechanism of action, Allen[10] was able to identify a class of monoclonal antibodies that could prevent the indiscriminate destruction of CD4 T cells by CTL. Cytolin(R) is one such antibody and is our lead product.

Why Cytolin(R) is a Unique Treatment for Early HIV Infection

During the past decade, significant improvements in the antiviral "cocktails" used to treat HIV/AIDS have transformed this once fatal disease into a chronic, manageable condition. These drugs are the ingredients of Highly Active Antiretroviral Therapy (HAART), which has saved countless lives and is well tolerated by most patients, although all drugs have side effects.

The current standard of treatment recommends withholding antiviral drugs until the disease has progressed to the point where the drugs are required to maintain a patient's health, typically a period of about five years from initial infection. A chief reason for withholding treatment during the early years of HIV infection is that antiviral drugs attack the virus directly. As a result, natural selection promotes the evolution of HIV into species that are resistant to those drugs. If antiviral drugs were prescribed too early, then the virus might become resistant to those drugs, rendering them ineffective, by the time they were necessary to maintain a patient's health.

Cytolin(R) is a monoclonal antibody administered by intravenous infusion and might expand the standard of treatment. In preliminary clinical trials, and in compassionate use involving hundreds of patients treated for about two years, Cytolin(R) produced encouraging results in delaying or reversing disease progression while acquiring a good safety record.

Significantly, Cytolin(R) is not an antiviral drug although it has a significant, albeit indirect, antiviral effect (log reduction in viral burden). A first-in-class drug, Cytolin(R) is designed to prevent the wholesale destruction of helpful CD4 T cells by a person's own killer T cells. The killer T cells are made by the human body in response to HIV infection as part of the natural defense against the virus. As first shown by Zarling, et al in 1990 (Journal of Immunology, vol. 144, page 2992), the ability of these killer T cells to indiscriminately destroy CD4 T cells is a trait unique to humans, explaining why HIV infection does not cause disease in the other species the virus can infect. It has been known since the beginning of the AIDS pandemic that a wholesale loss of CD4 T cells is the reason why individuals infected with HIV become susceptible to the opportunistic infections and cancers that characterize AIDS. Up until the 1990s when three independent studies identified the killer T cells as the cause of the problem, the reason for the wholesale loss of CD4 cells remained a mystery because the virus infects relatively few CD4 T cells.

The fact that Cytolin(R) has no direct effect on the life-cycle of the virus precludes the emergence of Cytolin(R)-resistant virus due to the long-term use of Cytolin(R). This is in contrast to the antiviral drugs whose use promotes the evolution of drug-resistant virus. Consequently, a potential indication for Cytolin(R) would be to administer it early in the infection in order to delay the natural progression of the disease and, therefore, the time when antiviral drugs become necessary. If so, healthcare providers could treat individuals infected with HIV more quickly, rather than spending years just watching and waiting.


Monoclonal Antibodies
Genetically engineered monoclonal antibodies are man-made antibodies that target specific antigens on a cell or compound. Advances in antibody production technologies, such as high productivity cell culture has enabled manufacturers to produce antibody products more cost-effectively. Many monoclonal antibodies have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials. Other companies have monoclonal antibodies in clinical research to treat HIV/AIDS however their approach is completely different than ours. Our monoclonal antibody treats HIV disease by preventing killer T cells from destroying the CD4 T cells in humans infected with HIV. It is the wholesale loss of CD4 T cells in humans infected with HIV that results in a suppression of the immune system, leading to the illness known as Acquired Immune Deficiency Syndrome or AIDS.

Cytolin(R) Research Experience

Our President and CEO, Allen D. Allen, has been researching treatments for HIV and AIDS since 1987. He received three U.S. patents and additional foreign counterpart patents, now licensed to us, covering the use of these antibodies for treating patients with HIV. Our leading drug candidate, Cytolin(R), is based on a monoclonal antibody that protects CD4 cells from CD8 cells, thus preventing the weakening of the immune system.

In 1993, a small group of scientists and doctors treated six HIV-infected patients with Cytolin(R). Blood and skin tests of these patients demonstrated that the antibody was producing improvements in the immune function of each patient. In 1995, subacute and acute toxicology studies found Cytolin(R) safe to administer to humans.

A relatively small number of physicians in the United States administered Cytolin(R) to their HIV-infected patients over two years. As results from this initial use became available, other physicians obtained and administered Cytolin(R) to their patients as well. Four of the doctors using Cytolin(R) allowed CytoDyn's predecessor to send in an independent Institutional Review Board to inspect the medical records of 188 patients treated with Cytolin(R) once or twice a month over 18 months. Data were recorded and summarized and formed part of the material presented to the FDA as an early indication of the safety and potential efficacy of Cytolin(R).

In 1996, the FDA approved a drug master file, designated BB-DMF#6836, for the manufacture of Cytolin(R) at Vista Biologicals Corporation. CytoDyn of New Mexico and Vista Biologicals Corporation worked cooperatively to develop the drug master file. In accordance with the practice of the FDA, the drug master file was issued to and became the property of the entity with the capacity to manufacture the drug, in this case Vista Biologicals Corporation. By contract with Vista Biologicals Corporation, CytoDyn of New Mexico had the exclusive right to reference the drug master file, that is, to authorize Vista Biologicals Corporation to manufacture Cytolin(R) in accordance with the terms of the drug master file.

In 1996, the FDA also designated our investigational new drug application for Cytolin(R) as BB-IND #6845, and subsequently approved a clinical trial.

In 2002, Symbion Research International, a contract research organization, completed a Phase I a/b clinical trial of Cytolin(R). The trial was sponsored by Amerimmune, Inc., the previous licensee of CytoDyn of New Mexico but Symbion was never paid for its work. As a result, its work product became Symbion's. We entered into a buy-sell agreement with Symbion to purchase the Phase Ia study data in 2004. The Phase Ia study, conducted in 13 subjects suffering from HIV/AIDS, found Cytolin(R) to be safe and well tolerated. The initial safety study affirmed the safety and tolerability of the drug in these dose groups, as well as preliminary efficacy in lowering the concentration of HIV by up to one log (measurement of efficacy) and increasing T-cell counts in the study's patient population with no severe adverse events reported. Some of the data were presented as an abstract and poster session, entitled "Phase I Study of Anti-LFA-1 Monoclonal Antibody (Cytolin(R) in Adults with HIV Infection" at the 9th Conference on Retroviruses and Opportunistic Infections held in Seattle, Washington on February 24-28 2002 as well as the 16th International AIDS Conference held August 2006 in Toronto, Canada.

The Company went through a period of years where legal issues delayed the progress of this treatment. Also, at the time Cytolin(R) was discovered, the medical community was just beginning to develop antivirals as the protocol for treating HIV patients. Cytolin(R) is an immune based therapy that does not directly attack the virus and thus is not an antiviral. Cytolin(R) is part of a class of drugs called monoclonal antibodies or "targeted therapies". These targeted therapies did not exist when the Company was first formed. Today there are many that treat other serious diseases such as Cancer and Autoimmune diseases. Our Company's approach to HIV disease was unique but not off base. No other company is or has developed a targeted therapy that works like Cytolin(R) for HIV disease.

Current Clinical Trials

CytoDyn has agreed to provide a research grant and GMP product to Massachusetts General Hospital for the purpose of conducting an ex-vivo study of Cytolin(R). The study will enroll 10 adults with early HIV infection and 10 healthy controls, each of whom will be required to participate for six months. This study is intended as a prelude to an in-vivo study and will take advantage of the facilities available at Massachusetts General Hospital to confirm, and perhaps sharpen, the role of killer T cells in causing the wholesale loss of CD4 T cells, as well as the mechanisms of action responsible for the clinical benefits observed in patients treated with Cytolin(R), including the roles played by various cytokines and cluster determinants (the "CD" used to categorize lymphocytes, such as "CD4 T cells").

The Principal Investigator is Eric S. Rosenberg, MD, an Associate Professor of Medicine in the Infectious Diseases Division of Massachusetts General Hospital and a prominent researcher specializing in HIV/AIDS. More than the Principal Investigator, Dr. Rosenberg designed the protocol for the study after an extensive review of the relevant literature and human experience related to Cytolin(R).

Risks of Academic Research

Massachusetts General Hospital is a nonprofit, tax-exempt facility with the mission of improving the public health by engaging in research for the purpose of discovering and making available to the public new and improved medical treatments and information. As a consequence, Massachusetts General Hospital does not conduct studies unless its researchers are free to publish the study results as, how, and when they see fit, provided only that the trade secrets of CytoDyn may not be disclosed.

When researchers have such unrestricted freedom to publish, it can pose a risk to the company developing a drug. This is because the outcome of clinical research is uncertain and the results may differ significantly from the expectations of the company and the researchers. However, CytoDyn's management believes this risk is minimal inasmuch as Cytolin(R) has already been used to treat hundreds of patients over extended periods of time. Consequently, the study is unlikely to produce unexpected or surprising results that would call the safety and efficacy of Cytolin(R) into question. Nonetheless, the study may fail to meet its objectives for any number of reasons. These include but are not limited to the failure of in-vivo events to manifest in vitro, enrollment of patients whose HIV infection is still too early, and the failure of a sufficient number of human subjects to complete the study.

The Company's Approach to New Drug Development is Combining Elements From The Public and Private Sectors

New Drug Development in The Public Sector

The federal government obtains tax dollars from individuals and corporations and redistributes those dollars to public teaching hospitals for the purpose of funding basic medical research. Faculty members at most public teaching hospitals are expected to publish original research papers in the peer-review journals. Since these published papers constitute a contribution to medical knowledge, this knowledge provides society with an intangible benefit in return for the tax dollars expended. A significant portion of the basic science that underlies Cytolin(R), i.e., the "prior art," was funded by the National Institute of Allergies and Infectious Diseases.

New Drug Development in The Private Sector

Individual and institutional investors voluntarily place their money at risk to provide operating capital for use by the drug companies. These companies conduct their own clinical trials. The new drugs that were successful generated such large earnings that the drug companies have historically offered investors a substantial return on investment.

The Company's Model of New Drug Development

The study CytoDyn is funding at Massachusetts General Hospital is science-intensive, and is intended as a prelude to a follow-on clinical trial at the same Institution. Over and above conducting the study, Massachusetts General Hospital, not CytoDyn, designed the study and serves as its sponsor, all as part of its mission of "improving the public health by engaging in research for the purpose of discovering and making available to the public new and improved medical drugs and information," to quote the recitals of the agreement between Massachusetts General Hospital and CytoDyn, Inc.

In other words, CytoDyn is funding research of a type that is usually funded by the government, except that the funds represent money voluntarily placed at risk by investors rather than tax dollars. In particular, while CytoDyn will retain its intellectual property rights and will have access to the study data, it will not own the data, which will be owned by Massachusetts General Hospital. The research provides Massachusetts General Hospital the opportunity to pursue its mission of conducting basic and potentially seminal research using funds from a non-governmental source that belongs to a deep-pocket segment of the economy and is generally more flexible than the government. The advantage for the Company is in avoiding the high costs arising from the FDA's regulation of clinical trials, especially when the trials are sponsored by a drug company. The Company will also benefit from a prestigious teaching hospital confirming the Company's research.

The FDA licenses medicinal products for sale in interstate commerce under a particular label only if they receive data supporting that label and only if some company asks them to do so. CytoDyn may or may not be the company that requests a license to market Cytolin(R) under a label. Under our current thinking we hope to enter into a strategic alliance after the next two studies under which a larger pharmaceutical marketing company will seek a license from the FDA to market Cytolin(R) and under a license from us to use our intellectual property in that manner. However there is no guarantee that we will wind up pursuing this strategy.

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

We estimate that the initial clinical trial to be conducted by Massachusetts General Hospital will take one year to complete. The study enrollment began January 13, 2010. We cannot estimate when enrollment will be completed. Subsequently, CytoDyn, Inc. may fund a follow-up clinical trial at Massachusetts General Hospital using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost on the order of another half million dollars. We cannot estimate what the hospital's research grant will be until the hospital has provided those estimates.

Traditional Clinical Trials Process

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

Phase II
Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase II studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people. In some cases, depending upon the need for a new drug, it may be licensed for sale in interstate commerce after a "pivotal" Phase II trial.

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

CytoDyn may enter into a strategic alliance with a pharmaceutical marketing company after completion of the current clinical trial or after completion of the second clinical trial. There is no guarantee that a strategic alliance would be achieved after either of those trials.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. CytoDyn will compete with other more established biotechnology companies with greater financial resources.

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


Manufacturing and Source for Raw Materials

In May 2008, we negotiated with a contract manufacturer Vista Biologicals Corporation to manufacture GMP product for the next clinical trial of Cytolin(R) at a cost of $600,000, all of which was paid by September 2008. The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $363,000 of which $172,000 was paid by December 2009. The product has been tested by WUXI for use in human subjects. The product's expected expiration date is two years from the date WUXI completed its product testing which is July 2011. Subsequent manufacturing may or may not be done by CytoDyn depending on whether the Company enters into a strategic alliance with a pharmaceutical marketing company before or after the second clinical trial anticipated to be conducted by Dr. Rosenberg. The product may or may not be humanized. Raw materials and manufacturing will be provided by a CMO (Contract Manufacturing Organization) if manufactured by CytoDyn.


Patents and Trademarks

We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time.

CytoDyn(R) and Cytolin(R) are our registered trademarks. Our service trademark mark symbol is:

[GRAPHIC OMITTED]

Government Regulation
Our research and development activities and the manufacture and marketing of our products are subject to rigorous regulations relating to product safety and efficacy by numerous governmental authorities in the United States and other countries. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products in the U.S. The lengthy process of seeking drug approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

We are subject to various laws and regulations relating to safe working conditions, clinical, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. The extent of government regulation applying to our business that might result from any legislative or administrative action cannot be accurately predicted.


Research and Development Costs

Company sponsored research and development expenses were $164,147 and $424,739 in 2008 and 2007, respectively. We expect that research and development expenses will continue to increase as we seek to expand development of our current and future product pipeline.

Employees

We have three full time employees, one part time employee and several consultants engaged in management and product development. CytoDyn is severely understaffed and will expand its employee force if we complete further financings estimated to be $5 million to $15 million. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.


Item 1A.   Risk Factors

This item is not required for smaller reporting companies

Item 2.    Properties

Our principal offices are located at 1511 Third Street, Santa Fe, New Mexico 87505. We have leased approximately 1,200 square feet of office space for two years beginning September 1, 2008 until August 31, 2010 at $1,750 per month.


Item 3.    Legal Proceedings

Maya LLC v. CytoDyn, et al Superior Court of Los Angeles Glendale Case #EC041590
--------------------------------------------------------------------------------

CytoDyn, Inc. and Allen D. Allen v. Amerimmune, Inc. and Amerimmune
-------------------------------------------------------------------
Pharmaceuticals, Inc. v. Biovest International, Inc., Commonwealth of
---------------------------------------------------------------------
Massachusetts, Superior Court, Worcester County, Civil Action No. 05-0452-C.
----------------------------------------------------------------------------

The Company and some of its officers and directors have entered into a Settlement Agreement with the all parties involved in the above legal matters including CytoDyn, Inc., Allen D. Allen, Corinne Allen, Maya LLC, AIDS Research LLC and Rex Lewis. All of the cases have been settled pursuant to this agreement. The liability incurred by the Company was a payment to Maya LLC of $50,000 paid on January 14, 2009 and an additional $25,000 was paid by January 14, 2010. We have dismissed all claims to the 1995 FDA drug application and the original cell bank as defined in the agreement and Rex Lewis and his parties agree to dismiss all claims against the Company, any of its predecessors and any of its officers and directors. Related to the above settlement the Company accrued $75,000 as of May 31, 2008. The property rights given in exchange for the dismissed claims are not part of the Company's current product research and development plan.


Item 4.    Submission of Matters to a Vote of Security Holders

None for Fiscal Year Ended May 31, 2008.


                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

CytoDyn, Inc. trades on the Pink Sheets under the ticker symbol CYDY. As of the date of this filing we had approximately 204 holders of our common stock, plus what is held in street name which we cannot determine as of the date of this filing.

Dividends.
----------

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in CytoDyn's operations and for expansion of the business.

The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the Pink Sheets quotations system:


Price Range of Outstanding Common Stock
---------------------------------------------------------------------
Year Ended May 31, 2008
---------------------------------------------------------------------
                                                      High     Low
--------------------------------------------------- -------- --------
First Quarter Ended August 31, 2007                   .80      .55
--------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2007                .65      .11
--------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2008                 .35      .11
--------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2008                     .96      .13
---------------------------------------------------------------------

---------------------------------------------------------------------
Year Ended May 31, 2007
---------------------------------------------------------------------
                                                      High     Low
--------------------------------------------------- -------- --------
First Quarter Ended August 31, 2006                  2.78      1.75
--------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2006               1.65       .80
--------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2007                1.00       .51
--------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2007                     .85       .51
---------------------------------------------------------------------


Securities Authorized for Issuance under Equity Compensation Plans.


                      Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of May 31, 2008:

                               (a)                  (b)                     (c)

                      Number of securities   Weighted-Average       Number of securities
                      to be issued           future exercise        remaining available for
                      upon exercise of       price of outstanding   issuance under equity
                      outstanding options,   options, warrants,     compensation plans
Plan category         warrants and rights    and rights             (excluding securities)
-------------------   --------------------   --------------------   -----------------------
Equity compensation
  plans approved by
  security holders          1,951,122                                       653,878
Equity compensation
 plans not approved
 by security
 holders(1)                 1,276,100

Total(2)
                            3,227,222          $        1.30                653,878

___________
(1) In May 2004 Mr. Wellington Ewen, the Company's previous Chief Financial Officer was granted 150,000 options as his only compensation for being our Chief Financial Officer. The options vested 50,000 as of May 2005 with exercise price of $.50 per share, 50,000 as of May 2006 with an exercise price of $1.00 per share and 50,000 May 2007 with exercise price of $1.50 per share. To date no options have been exercised. 426,000 warrants were issued to a prior financial representative. 94,500 have been exercised 331,500 remain unexercised. The exercise price is $.30 per share and the warrants expire in 2011. 469,600 warrants were issued to certain friends and family as part of an incentive to participate in our bridge loan financing. The warrants exercise price are $2.50 and they expire in 2011. To date none have been exercised. In October 2007 the Company granted 9,000 warrants to the Gould Educational Fund, the exercise price is $.30 per share they expire in 2011. From April 2008 until May 31, 2008 the Company issued 321,000 in warrants to investors purchasing common shares in the Company's Private Placement to raise $2,000,000. The exercise price is $1.00 per warrant and the warrants expire in 2013.

(2) As of May 31, 2008 we had: 12,546,407 shares of common stock issued and outstanding; 653,878 shares currently reserved and available for future option grants.

Recent Sales of Unregistered Securities

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

Item 6.    Selected Financial Data

This item is not required for Smaller Reporting Companies

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.


Background of our Company

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the area of HIV/AIDS. CytoDyn, Inc. has sponsored a research grant to Massachusetts General Hospital in Boston, Massachusetts, to design and sponsor clinical trials in addition to conducting those trials on our lead product Cytolin(R), an immune therapy intended to treat early HIV infection. Although CytoDyn, Inc. will retain all of its intellectual property rights and will have access to the study data, the data will be owned by Massachusetts General Hospital (MGH). A chief benefit for CytoDyn, Inc. is that the Company will not have to deal directly with the FDA. Moreover, the high costs and long delays associated with the FDA's oversight of clinical trials may be significantly reduced in the case of clinical trials designed and sponsored by a leading teaching hospital.

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

In May 2008 we negotiated with a contract manufacturer Vista Biologicals Corporation to manufacture GMP product for the next clinical trial of Cytolin(R) at a cost of $600,000, all of which was paid by September 2008. The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $363,000 of which $172,000 was paid by December 2009.

Human subjects are now being recruited for the initial study conducted by Massachusetts General Hospital from the clinic of the Principal Investigator, Dr. Eric Rosenberg. The study protocol calls for 10 adults with early HIV infection and 10 healthy control subjects. According to the study protocol, it could take up to one year to fill these 20 slots. Although the Company expects enrollment to be completed in a shorter period of time, there can be no guarantee that enrollment will be completed in less time than is permitted by the study protocol.

We registered a clinical trial of Cytolin(R) with the government's website at www.clinicaltrials.gov, ID NCT01048372. The public has online access to this federal database, which describes the key elements of clinical trials and their status. To peruse the continually updated public record for the study of Cytolin(R) on the government's website, enter "HIV AND Boston AND Cytolin" as search terms (case sensitive).

Subsequently, CytoDyn, Inc. may fund a follow-up clinical trial at Massachusetts General Hospital using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost on the order of another half million dollars. The Company is conducting a private placement of preferred shares to secure the capital needed for the follow-up study. We cannot estimate what the hospital's research grant will be at this time until the hospital has provided those estimates.

There are many factors that can delay clinical trial benchmarks. However, the Company hopes to receive the results and analysis of the upcoming clinical trial during 2010.

=============================================================================
                 Benchmark              Some Factors That Can Cause Delays+
=============================================================================
                                      Manufacturing Delays
                                      Documentation Delays
 Patient Outreach                     IRB Delays
                                      Delays in Regulatory Review or Approval
                                      Force Majeure
=============================================================================
                                      Fill and Finish Delays
 Dose First Patient                   Slower Than Expected Patient Enrollment
                                      Force Majeure
=============================================================================
                                      Slower Than Expected Patient Enrollment
 Lock Database - Begin                Clinical Hold
 Statistical Analysis                 Laboratory Error
                                      Protocol Deviation
                                      Force Majeure
=============================================================================
                                      Additional Stratification Required
 Release Final Report                 Computer Hardware or Software
                                      Malfunction
                                      Force Majeure
=============================================================================

+There are other factors, known and unknown, such as unexpected financial hardships, that can cause delays.


Clinical Trials Process - Described below is the traditional drug development track. Under the Company's current business plan, much of this initial work will be sponsored and conducted by MGH, eliminating the need for CytoDyn to deal directly with the FDA. Traditionally, the Company would enter into a strategic alliance with a larger pharmaceutical company after development has progressed to a certain point. While there can be no guarantee that this will occur in our case, if it does, then our larger partner would usually be responsible for dealing with the FDA.

Phase I
-------
Phase I includes the initial introduction of an investigational new drug or biologic into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in a small number of healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase I, sufficient information about the investigational product's pharmacokinetics and pharmacological effects are obtained to permit the design of well-controlled, scientifically valid, Phase II studies.

Phase II
--------
Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase II studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people. Depending upon need, a new drug may be licensed for interstate marketing after Phase II if it is a "pivotal" study.

Phase III
---------
Phase III studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase II, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase III studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase III studies usually include several hundred to several thousand people.

Patents
-------
We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market and profit from, his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of March 12, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Results of operations for the year ended May 31, 2008 compared to May 31, 2007 are as follows:

     For the years ended May 31, 2008 and 2007 the Company had no activities that produced revenues from operations.

     For the year ended May 31, 2008, the Company had a net loss of approximately $(1,194,000) compared to a net loss of approximately $(2,610,000) for the corresponding period in 2007. For the year ended May 31, 2008 and 2007, the Company incurred operating expenses consisting primarily of stock-based compensation, legal fees, salaries, research and development, and amortization.

The operating expenses for the years ended May 31, 2008 and 2007 are as follows:

                                          2008             2007
                                     --------------   --------------
        Stock-based compensation     $      468,000   $      905,000
        Legal                               272,000          253,000
        Salaries                             71,000          309,000
        Research and development            164,000          425,000
        Amortization                          1,000          167,000
        Other                               103,000          406,000
                                     --------------   --------------
        Total                        $    1,079,000   $    2,465,000
                                     ==============   ==============

Stock-based compensation decreased approximately $437,000 primarily due to a decrease in the amortization related to prepaid stock services, as well decreases in amortization related to common stock options and warrants. Salary expense decreased in 2008 relative to 2007, as the Company's operations were significantly limited during the second and third quarters of 2008 due to limited financing during that time. The research and development expense, as well as all other operating expenses decreased during this time due to the limited funds available to pay these operating expenses. The decrease in amortization is directly related to the completion and full amortization of a research contract with a consulting firm during 2007. There was no such amortization during 2008 related to this project.

The decrease in interest expense from 2007 to 2008 is related to decreases in amortization of the Company's original issue discount from warrants issued with debt. During 2006 and 2007, the Company issued more warrants with debt relative to 2008.


Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the year ended May 31, 2008 and 2007, and since October 28, 2003 through May 31, 2008 the Company has had net losses of approximately $(1,194,000) and $(2,610,000) and $(6,973,000),
respectively. As of May 31, 2008, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From October 28, 2003 through May 31, 2008 we raised cash of approximately $997,000 (net of offering costs) through private placements of common stock financings and $1,534,000 through the issuance related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions described in Note 7 of the financial statements.

In April 2008, the Company's Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about May 1, 2008 and ended June 15, 2009, the Company has sold 3,876,509 restricted common shares and 1,938,254 warrants for proceeds totaling $1,938,254. These securities were sold pursuant to an exemption from registration under Regulation D under The Act and will not be registered with the Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share, immediate vesting rights, and expire in 2013 and 2014.

Since October 28, 2003 through May 31, 2008, we have incurred approximately $951,000 of research and development costs and approximately $6,242,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of May 31, 2008, we had an accumulated deficit of approximately $8,575,000 and a working capital deficit of $371,000.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future. As described above, our only material commitments are related clinical trials of our product.

Subsequent to May 31, 2008, the Company raised $1,696,500 through a Private Placement Offering of preferred shares. The Company amended its articles and designated 400,000 preferred shares Series B to be sold at $5.00 share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued.

Subsequent to May 31, 2008, the Company raised $561,500 through a Private Placement offering to sell common shares $.50 per share.

Subsequent to May 31, 2008, the Company paid approximately $600,000 in cash for the manufacturing of our product, Cytolin(R), to be used in human clinical trials.

In September 2009 the Company entered into an agreement with Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $363,000 of which 50%, or $172,000, was paid to Massachusetts General Hospital by CytoDyn by September 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant utilizing certain assumptions that require judgments and estimates. These assumptions include estimates for volatility, expected term, and risk-free interest rates in determining the fair value of the stock-based awards.

We issue common stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable. This determination requires judgment in terms of the consideration being measured.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies


Item 8.    Financial Statements and Supplementary Data


                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS

                                                                        PAGE
                                                                        ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  24

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2008 AND MAY 31, 2007          25

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
MAY 31, 2008 AND 2007, AND FOR THE PERIOD FROM
OCTOBER 28, 2003 TO MAY 31, 2008                                         26

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR
THE PERIOD FROM OCTOBER 28, 2003 TO MAY 31, 2008                      27 - 28

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
MAY 31, 2008 AND 2007 AND FOR THE PERIOD FROM
OCTOBER 28, 2003 TO MAY 31, 2008                                      29 - 30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            31 - 46

            Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
CytoDyn, Inc. (A Development Stage Company)
Santa Fe, New Mexico


We have audited the accompanying consolidated balance sheet of CytoDyn, Inc. (a development stage company) as of May 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the period from October 28,2003 through May 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from October 28, 2003 through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,193,684 for the year ended May 31, 2008 and has an accumulated deficit of $6,972,825 for the period October 28, 2003 through May 31, 2008, respectively. As of May 31, 2008, the Company had $371,157 of negative working capital and $85,435 of cash with which to satisfy any future cash requirements, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pender Newkirk & Company LLP
--------------------------------
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 12, 2010

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                              May 31,
                                                    --------------------------
                                                        2008           2007
                                                    -----------    -----------
                       Assets
Current assets:
  Cash                                              $    85,435    $    16,604
  Prepaid insurance                                      43,978         43,254
  Prepaid license fees                                    7,500         50,000
                                                    -----------    -----------
Total current assets                                    136,913        109,858

Furniture and equipment, net                              1,422          2,611

Intangible assets, net                                      647          1,294

Other assets                                             37,240            495
                                                    -----------    -----------

                                                    $   176,222    $   114,258
                                                    ===========    ===========

       Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                                  $   388,459    $   239,572
  Accrued liabilities                                    25,274        193,600
  Short-term portion of legal accrual                    50,000           --
  Accrued interest payable                               44,337         10,216
  Short-term portion of notes payable                      --          125,000
                                                    -----------    -----------
Total current liabilities                               508,070        568,388
                                                    -----------    -----------

Other liabilities:
  Accrued salaries - related party                      229,500           --
  Notes payable                                         145,000           --
  Convertible notes payable, net                         20,927         14,385
  Indebtedness to related parties                       572,840        455,701
  Legal accrual                                          25,000        150,000
                                                    -----------    -----------
Total liabilities                                     1,501,337      1,188,474
                                                    -----------    -----------

Shareholders' deficit:
  Preferred stock; no par value;
   5,000,000 shares authorized;
   100,000 shares issued and outstanding                167,500        167,500
  Common stock; no par value;
   25,000,000 shares authorized;
   12,546,407 and 11,297,264 shares
   issued and outstanding
   at May 31, 2008 and 2007, respectively             4,468,865      4,172,865
  Stock for services                                       --         (106,521)
  Additional paid-in capital                          2,613,257      2,072,993
  Accumulated deficit on unrelated
   dormant operations                                (1,601,912)    (1,601,912)
  Deficit accumulated during development stage       (6,972,825)    (5,779,141)
                                                    -----------    -----------
Total shareholders' deficit                          (1,325,115)    (1,074,216)
                                                    -----------    -----------

                                                    $   176,222    $   114,258
                                                    ===========    ===========


See accompanying notes to consolidated financial statements.

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                                    October 28,
                                          Year Ended May 31,           2003
                                    ----------------------------      through
                                        2008            2007       May 31, 2008
                                    ------------    ------------   ------------
Operating expenses:
  General and administrative        $    790,871    $  1,619,462   $  4,525,549
  Amortization / depreciation              1,836         168,184        173,996
  Research and development               164,147         424,739        951,228
  Legal fees                             271,894         252,745        591,389
  Commitments and contingencies         (150,000)           --             --
                                    ------------    ------------   ------------
Total operating expenses               1,078,748       2,465,130      6,242,162
                                    ------------    ------------   ------------

Operating loss                        (1,078,748)     (2,465,130)    (6,242,162)

Interest income                             --               949          1,627

Interest expense:
  Interest on convertible debt           (78,905)       (145,889)      (696,259)
  Interest on notes payable              (36,031)           --          (36,031)
                                    ------------    ------------   ------------

Loss before income taxes              (1,193,684)     (2,610,070)    (6,972,825)

Income tax provision                        --              --             --
                                    ------------    ------------   ------------

Net loss                            $ (1,193,684)   $ (2,610,070)  $ (6,972,825)
                                    ============    ============   ============

Basic and diluted loss per share    $      (0.10)   $      (0.24)  $      (0.74)
                                    ============    ============   ============

Basic and diluted weighted average
 common shares outstanding            11,391,844      10,997,063      9,391,643
                                    ============    ============   ============







See accompanying notes to consolidated financial statements.


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2008


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

See accompanying notes to consolidated financial statements.


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
March 2006, stock
 options issued to
 extinguish debt               --        --          --          --         --        86,341         --           --         86,341

Net loss at year ended
 May 31, 2006                  --        --          --          --         --          --           --     (2,053,944)  (2,053,944)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2006        --        --     9,147,664   3,062,566   (267,060)  1,324,509   (1,601,912)  (3,169,071)    (650,968)

Common stock issued
 to extinguish
 convertible debt              --        --       119,600     149,500       --          --           --           --        149,500

Convertible debt stock
 issued for
 AITI acquisition              --        --     2,000,000     934,399       --          --           --           --        934,399

Amortization of
 prepaid stock services        --        --          --          --      267,060        --           --           --        267,060

Common stock payable for
 prepaid services              --        --          --          --     (106,521)    120,000         --           --         13,479

Stock-based compensation       --        --          --          --         --       535,984         --           --        535,984

Warrants issued with
 convertible debt              --        --          --          --         --        92,500         --           --         92,500

Common stock issued for
 services                      --        --        30,000      26,400       --          --           --           --         26,400

Preferred shares
 issued AGTI                100,000   167,500        --          --         --          --           --           --        167,500

Net loss, May 31, 2007         --        --          --          --         --          --           --     (2,610,070)  (2,610,070)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2007     100,000   167,500  11,297,264   4,172,865   (106,521)  2,072,993   (1,601,912)  (5,779,141)  (1,074,216)

Amortization of prepaid
 stock for services            --        --          --          --      106,521        --           --           --        106,521

Stock based compensation       --        --          --          --         --       461,602         --           --        461,602

Common stock issued to
 extinguish convertible
 debt                          --        --       750,000      75,000       --          --           --           --         75,000

Rescission of common
 stock issued for services     --        --      (142,857)   (100,000)      --          --           --           --       (100,000)

Original issue discount
 convertible debt with
 warrants                      --        --          --          --         --         3,662         --           --          3,662

Original issue discount
 convertible debt with
 beneficial conversion
 feature                       --        --          --          --         --        75,000         --           --         75,000

Stock issued for cash
 ($.50/share)                  --        --       642,000     321,000       --          --           --           --        321,000

Net loss                       --        --          --          --         --          --           --     (1,193,684)  (1,193,684)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2008     100,000  $167,500  12,546,407  $4,468,865  $    --    $2,613,257  $(1,601,912) $(6,972,825) $(1,325,115)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========


See accompanying notes to consolidated financial statements.


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                        October 28,
                                                              Year Ended May 31,           2003
                                                         --------------------------       through
                                                             2008           2007       May 31, 2008
                                                         -----------    -----------    ------------
Cash flows from operating activities
  Net loss                                               $(1,193,684)   $(2,610,070)   $(6,972,825)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization / depreciation                                1,836        168,184        173,996
    Amortization of original issue discount                   76,204        140,020        677,588
    Reversal of contingent liability                        (150,000)          --             --
    Purchased in process research and
     development                                                --          274,399        274,399
    Stock-based compensation                                 468,123        905,264      2,115,676
    Changes in current assets and liabilities:
      Accrued legal settlement                                75,000           --           75,000
      Decrease in prepaid expenses                            41,776         30,022         35,697
      Increase in other assets                               (36,745)          --          (37,240)
      Increase in accounts payable, accrued
       interest and accrued liabilities                      244,182        157,091        650,394
                                                         -----------    -----------    -----------
  Net cash used in operating activities                     (473,308)      (935,090)    (3,007,315)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Furniture and equipment purchases                             --           (3,326)       (10,764)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  Capital contributions by president                            --             --            5,512
  Proceeds from notes payable to related parties             154,800           --          702,649
  Payments on notes payable to related parties               (37,661)          --          (75,985)
  Proceeds from notes payable issued to individuals           20,000        125,000        145,000
  Proceeds from convertible notes payable                     84,000         92,500        686,000
  Proceeds from the sale of common stock                     321,000           --        1,078,417
  Payments for offering costs                                   --             --          (81,867)
  Proceeds from issuance of stock for AITI acquisition          --          512,200        512,200
  Proceeds from issuance of stock for AGTI acquisition          --          100,000        100,000
  Proceeds from exercise of warrants                            --             --           28,350
                                                         -----------    -----------    -----------
  Net cash provided by financing activities                  542,139        829,700      3,100,276
                                                         -----------    -----------    -----------

Net change in cash                                            68,831       (108,716)        82,197

Cash, beginning of period                                     16,604        125,320          3,238
                                                         -----------    -----------    -----------

Cash, end of period                                      $    85,435    $    16,604    $    85,435
                                                         ===========    ===========    ===========




See accompanying notes to consolidated financial statements



                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                                        October 28,
                                                              Year Ended May 31,           2003
                                                         --------------------------       through
                                                             2008           2007       May 31, 2008
                                                         -----------    -----------    ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                         $      --      $      --      $      --
                                                         ===========    ===========    ===========
    Interest                                             $     1,910    $      --      $     3,036
                                                         ===========    ===========    ===========

Non-cash investing and financing transactions:
  Net assets acquired in exchange for common stock
   in CytoDyn/Rexray business combination                $      --      $      --      $     7,542
                                                         ===========    ===========    ===========
  Common stock issued to former officer to repay
   working capital advance                               $      --      $      --      $     5,000
                                                         ===========    ===========    ===========
  Common stock issued for convertible debt               $    75,000    $   149,500    $   662,000
                                                         ===========    ===========    ===========
  Common stock issued for debt                           $      --      $      --      $   120,082
                                                         ===========    ===========    ===========
  Options to purchase common stock issued for debt       $      --      $    62,341    $    62,341
                                                         ===========    ===========    ===========
  Original issue discount and intrinsic value of
   beneficial conversion feature related to debt
   issued with warrants                                  $    78,662    $    92,500    $   680,662
                                                         ===========    ===========    ===========


   On July 18, 2006 the Company issued 2,000,000 shares of unregistered restricted common stock for 1,000 shares of AITI common stock. The acquisition was accounted for as an asset purchase (See Note 7). The Company acquired a prepaid sponsored research project for $162,800, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement and cash of $512,200. The license agreement and associated expenses have been recorded as in process research and development expenses on the accompanying consolidated financial statements.

   On January 30, 2007, the Company issued 100,000 preferred shares of unregistered stock for 1,000 shares of AGTI common stock. The Company acquired a prepaid license fee for seven years for $52,500 and $15,000 in expense associated with the license agreement.

   On July 16, 2007, the Company cancelled the issuance of 142,857 shares of restricted common stock previously issued to a consultation firm. In conjunction with the cancellation, the Company reduced stock compensation expense and common stock by $100,000, which was the value of the shares on the date of cancellation.







See accompanying notes to consolidated financial statements.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - Organization

CytoDyn, Inc. (the "Company") was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). In October 2003 we entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc., pursuant to which we effected a one for two reverse split of our common stock, and amended our articles of incorporation to change our name from Rexray Corporation to CytoDyn, Inc. The acquisition was a accounted for as a reverse merger and recapitalization of the Company. Pursuant to the acquisition agreement, we were assigned the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. We also acquired the trademarks, CytoDyn and Cytolin, and a related trademark symbol. The license acquired gives us the worldwide, exclusive right to develop, market and sell the HIV therapies from the patents, technology and know-how invented by Mr. Allen. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

The Company entered the development stage effective October 28, 2003 upon the reverse merger and recapitalization of the Company and follows Statements of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" (SFAS No. 7).

Advanced Influenza Technologies, Inc. ("AITI") was incorporated under the laws of Florida on June 9, 2006.

Advanced Genetic Technologies, Inc. ("AGTI") was incorporated under the laws of Florida on December 18, 2006.

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV and AIDS.

2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of March 12, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S.
GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of May 31, 2008 or May 31, 2007. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Furniture and Equipment

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for years ended May 31, 2008 and 2007, and for the period October 28, 2003 to May 31, 2008.

Research and Development

Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising Expense

Advertising expenses are expensed as incurred. There were no advertising expenses for any periods presented.

Financial Instruments

At May 31, 2008 and May 31, 2007, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value. The Company's related party notes have no stated interest rates. The inputted market rates of interest on these notes result in carrying value that approximates fair value.

Stock-Based Compensation

U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period). U.S. GAAP provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning upon adoption, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the pro forma disclosures previously required under U.S. GAAP. The Company adopted the modified prospective method, and as a result, was not required to restate its financial results for prior periods. Prior to June 1, 2006, the Company recognized compensation expense to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan.

The Company accounts for common stock options, and common stock warrants granted based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the options and warrants, risk-free interest rates, and expected dividend yield at the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company's common stock at consistent intervals. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the "simplified method" as the Company's stock options are "plain vanilla" options and the Company has a limited history of exercise data. For common stock options and warrants with graded vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight-line basis over the requisite service period.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of May 31, 2008 and May 31, 2007.

Stock for Services

The Company issues common stock and common stock options to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty's performance is complete.

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 3,227,222, 2,047,222 and 3,227,222 shares of common stock were not included in the computation of diluted weighted average common shares outstanding for the periods ended May 31, 2008, 2007, and for the period October 28, 2003 to May 31, 2008 respectively, as inclusion would be anti-dilutive for these periods. Additionally, in July 2009, 100,000 shares of convertible preferred stock converted into 2,356,142 shares of common stock (see Notes 7 and 13).

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Reclassification

Certain prior period amounts have been reclassified to comply with current period presentation.

Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through the date on which the financial statements were issued on March 12, 2010 (see Note 13).

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3 - Stock Options and Warrants

The Company has one stock-based equity plan at May 31, 2008. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of May 31, 2008 the Company had 653,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2008 and 2007:

                                           2008         2007
                                        ----------   -----------
      Risk free rate                     3.0%        4.56 - 5.2%
      Dividend yield                      -               -
      Volatility                        70.0%         153 - 161%
      Expected term                      5.5 years    5.0 years

Net cash proceeds from the exercise of stock options and warrants were $0 for the years ended May 31, 2008 and May 31, 2007, respectively and approximately $28,000 for the period October 28, 2003 to May 31, 2008. Compensation expense related to stock options and warrants was approximately $462,000, $536,000 and $1,784,000 and for the years ended May 31, 2008 and 2007 and for the period October 28, 2003 through May 31, 2008, respectively. During 2008, the Company granted 859,000 options to employees and directors, which were valued and recorded as compensation expense. Additionally, the Company granted 321,000 of warrants in conjunction with the issuance of common stock (see note 12). The grant date fair value of options vested during the years ended May 31, 2008 and 2007 was approximately $432,000 and $638,000, respectively. The weighed average grant date fair value of options and warrants granted during the years ended May 31, 2008 and 2007 was $.42 and $1.21 respectively. As of May 31, 2008, there was approximately $602,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.85 years.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table represents stock option and warrants activity for the periods ended May 31, 2008 and 2007:

                                                          Weighted
                                                           Average
                                            Weighted      Remaining   Aggregate
                              Number of     Average      Contractual  Intrinsic
                                Shares   Exercise Price     Life        Value
                              ---------  --------------  -----------  ---------
Options and warrants
 outstanding - May 31, 2007   1,532,222            1.71         6.69  1,212,260
Granted                         515,000            1.25            -          -
Exercised                             -               -            -          -
Forfeited/expired/cancelled           -               -            -          -
                              ---------  --------------  -----------  ---------
Options and warrants
 outstanding - May 31, 2007   2,047,222            1.61         6.69    204,200
Granted                       1,180,000             .77            -          -
Exercised                             -               -            -          -
Forfeited/expired/cancelled           -               -            -          -
                              ---------  --------------  -----------  ---------
Options and warrants
 outstanding May 31, 2008     3,227,222            1.30         6.52    143,000
                              =========  ==============  ===========  =========
Exercisable - May 31, 2008    2,586,035            1.36         5.93    141,130
                              =========  ==============  ===========  =========


4 - Stock issued for services

During the year ended May 31, 2006, the Company issued 142,857 restricted shares to a public relations company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $250,000. On July 16, 2007, the Company cancelled the 142,857 shares of restricted common stock for non-performance. The expense associated with the original issuance had previously been amortized as compensation expense over the requisite life of the agreement. In conjunction with the cancellation, the Company reduced compensation expense by $100,000 at the date of cancellation for non-performance under the contract, which represented the fair market value of the common stock on the date of cancellation.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended May 31, 2006, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $120,000. For the years ended May 31, 2008 and 2007, the Company recognized approximately $107,000 and $7,000 of compensation expense related to this agreement.

For the years May 31, 2008 and 2007 and for the period October 28, 2003 (inception date) through May 31, 2008, the Company recognized approximately $6,000, $280,000, and $391,000, respectively, in compensation expense, related to various consulting agreements.

5 - Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company's financial position, results of operations or cash flows.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

6 - Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2008 and 2007, and for the period ended October 28, 2003 through May 31, 2008.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows for all periods presented:

               Income tax provision at statutory rate       34.0%
               State income taxes, net                       3.5
               Valuation allowance                         (37.5)
                                                           ------
                                                             0.0%
                                                           ======

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net deferred tax assets and liabilities are comprised of the following as of May 31, 2008 and 2007:

    Deferred tax asset (liability) current:
      Accrued salary                             $   111,000    $    72,000
      Warrant amortization                            28,000           --
      Valuation allowance                           (139,000)       (72,000)
                                                 -----------    -----------
                                                 $         0    $         0
                                                 ===========    ===========
    Deferred tax asset (liability) non-current
     Net operating loss                          $ 1,629,000    $ 1,423,000
     Expense on non-qualified stock
      options and OID amortization                   243,000        130,000
     Valuation allowance                         $(1,872,000)   $(1,553,000)
                                                 -----------    -----------
                                                 $         0    $         0
                                                 ===========    ===========

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

At May 31, 2007, the Company had available net operating loss carryforwards of approximately $4,366,000, which expire beginning in 2022.

7 - Acquisitions

On July 18, 2006, CytoDyn, Inc. entered into an acquisition agreement with a consulting company to purchase all 1,000 issued and outstanding shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation, in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc. stock.

The transaction was accounted for as an asset purchase and not an acquisition of a business as AITI had no employees, operations, or customers, and was essentially a shell corporation that was incorporated to consummate the purchase. Pursuant to the agreement, the Company acquired $512,200 in cash and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


associated with certain acquired licenses. The $162,800 is being amortized into research and development expense as the services are provided. The Company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued as the Company believes this was more indicative of the value of the assets acquired. In addition to the cash and the prepaid sponsored research project, the Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense as the patent rights or license agreements are being used in a particular research project and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 of in-process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended May 31, 2007. The license agreement granted the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University would have also received 4.0% royalties on net sales of the licensed products.

AITI agreed to fund a two-year ($325,600) unrestricted project ($162,800 per year) under the Sponsored Research Agreement, with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved, the agreement can be cancelled and the second year's payment is not required. Included in the consolidated statements of operations is $162,800 of amortization expense for the period ended May 31, 2007 as all services related to the initial project were completed. The Company did not make the second payment and, consequently, as of May 31, 2008, the Company has no right to the above license agreement. Additionally, the milestone fee payable and royalties discussed above are no longer in force as of May 31, 2008.

On January 30, 2007, CytoDyn, Inc. entered into an acquisition agreement with a consulting company, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc. (AGTI), a Florida Corporation, in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted shares of CytoDyn, Inc. stock. The option to convert is any time after twelve (12) months and before thirty six (36) months from the date of closing of the agreement. The conversion option has a floor price of $.30 per share, which limited the maximum number of shares that the Company may issue upon conversion to 4,333,333 shares of common stock. There was no derivative liability or beneficial conversion feature associated with the conversion option at the commitment date. In July 2009, the consulting company converted all their preferred stock into 2,356,142 shares of common stock (see
Note 13).

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

8 - Convertible Notes

During the year ended May 31, 2006, the Company issued convertible promissory notes with a fixed conversion price of $1.25 and a stated interest rate of 5.0% with 407,600 detachable warrants to purchase common stock to individuals in exchange for proceeds totaling $509,500. The exercise price of the warrants was $2.50 and expire in 2011. As of May 31, 2008, all notes have been converted into common stock. The original issue discount associated with the warrants and beneficial conversion option were recorded as a discount to the convertible notes, and an increase to additional paid-in capital, respectively. For the periods ended May 31, 2008, 2007, and for the period October 28, 2003 to May 31, 2008 the Company amortized $0, $48,000, and $509,500, respectively of the discounts, which was included as a component of interest expense in the statement of operations. The Company accelerated the above discount into interest expense for any conversions that occurred in the respective periods presented.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended May 31, 2007, the Company issued convertible notes with a fixed conversion price of $1.25 and a stated interest rate of 5.0% with 74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. As of May 31, 2008, the balance in the convertible notes is $15,000. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in 2011. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. For the periods ended May 31, 2008, 2007, and for the period October 28, 2003 to May 31, 2008 the Company amortized $616, $91,884, and $92,500, respectively of the discounts, which was included as a component of interest expense in the statement of operations. The Company accelerated the above discount into interest expense for any conversions that occurred in the respective periods presented.

During the year ended May 31, 2008, the Company issued two convertible notes each in the amount of $37,500. As of May 31, 2008, $75,000 of the convertible notes were converted into 750,000 shares of common stock at the fixed conversion price of $.10 per share. The notes were due in 12 months and bear interest at 14.0%. At the commitment date, the Company recorded a beneficial conversion feature of $75,000, which represented the intrinsic value of the conversion option, and was limited to the proceeds received. The conversion price was fixed at $.10. The beneficial conversion feature was recorded as a discount to the convertible notes and an increase in additional paid in capital. For the period May 31, 2008 the Company amortized into interest expense $75,000 of the discount.

During the year ended May 31, 2008, the Company issued a $9,000 promissory note with 9,000 detachable warrants to purchase common stock at an exercise price of $.30 in exchange for proceeds totaling $9,000. The note bears interest at 14.0%. The warrants to purchase common stock vest immediately and expire in 2011. The Company valued the warrants utilizing the Black-Scholes option valuation model, and the resulting fair value was recorded as a debt discount of $3,662. For the period ended May 31, 2008, the Company recognized $589 of interest expense related to the discount amortization.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9 - Promissory Notes

During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes were originally due in six months and pay interest at 14.0% per annum. During the year ended May 31, 2008 the Company issued an additional $20,000 in promissory notes to third parties. The notes were all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date in six month increments while continuing to accrue interest. As of May 31, 2008, approximately $44,337 of interest has been accrued. Additionally, subsequent to May 31, 2008, the notes were amended to become convertible into common stock (see Note 13). As a result of the extension of terms, and the conversion of some of the promissory notes to common stock, the Company has classified all the notes as long-term as of May 31, 2008.

10 - Commitments and Contingencies

In 2001, the Company sued its previous licensee, Amerimmune Pharmaceuticals, Inc. ("API"), and its directors. The Company was ordered by the court to pay $150,000 in attorney fees to the insurance company of API. and recorded a contingent liability for the amount. Prior to issuance of the financial statements, the Company appealed the Court's decision and, in December 2007, the Court's decision was reversed based on the appeal. Based on these facts and circumstances, the Company reversed the recording of the contingent liability as of August 31, 2007.

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0% per annum. The Company paid $27,500 in January 2010. The Company accrued $75,000 related to this settlement agreement as of May 31, 2008 for the past litigation. The associated expense for the year ended May 31, 2008 is included in legal fees in the statement of operations.

11 - Related Party Transactions

As of May 31, 2008, the Company owes two officers promissory notes totaling of $44,513. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $44,513 remained unpaid at May 31, 2008 and is included in the accompanying consolidated financial statements as "indebtedness to related parties."

A director provided legal services to the Company over the past several years. As of May 31, 2008, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of May 31, 2008. As of May 31, 2008, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A former director of the Company is owed $337,342 related to certain clinical research data that was obtained by the former director and later purchased by the Company. As of May 31, 2008, the liability has no payment terms and no stated interest rate, and is included in the accompanying consolidated financial statements as "indebtedness to related parties."

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third party, who subsequently became a director of the Company during 2008. Accordingly, the notes are classified as related party notes as of May 31, 2008, and have been designated as long-term as the notes have been extended multiple times and have no stated maturity date.

Patents

The Company has a License Agreement with Allen D. Allen the Company's President and CEO that gives the exclusive right to develop market and sell his technology worldwide. This includes issued U.S. patents 5,424,066; 5.651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian, and Canadian patents have been obtained as well. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. The Company estimates the costs associated with these issued patents to be approximately $100,000 per year. The Company may file additional patents during the current fiscal year if the research and development efforts warrant them, but the Company does not have any such potential patents identified at this time.

Included in accrued salaries related party and accrued liabilities as of May 31, 2008 and 2007, are approximately $230,000 and $193,000, respectively in accrued salaries for two executives of the Company. Subsequent to May 31, 2008 the executives forgave all accrued salary. Accordingly, as of May 31, 2008, the accrued salaries are classified as a long-term liability.

12 - Equity

Related to the acquisition in January 2007 (see Note 7), the Company issued 100,000 shares of Series A Convertible preferred stock (Series A), with 5,000,000 shares authorized for issuance. The conversion price is based on the previous ten-day average closing stock price on the day of conversion. However, the conversion price has a fixed floor of $.30 per share, which effectively limits the number of shares that could be converted to less than the authorized shares. In July 2009, all 100,000 outstanding shares of preferred stock converted into 2,356,142 shares of common stock. The Series A has no mandatory conversion feature or voting rights. The Series A holders rank senior to the common share holders in liquidation preference.

During 2008, the Company issued 642,000 shares of common stock at $.50 per share and received $321,000 in cash proceeds. The common stock was issued to third-party investors as part of a private placement. Additionally, the investors received one warrant for each dollar of cash proceeds of common stock invested. Accordingly, the Company issued 321,000 warrants to the investors.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13 - Subsequent Events

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

Subsequent to May 2008, the Company paid approximately $600,000 in cash for the manufacturing of our product, Cytolin(R), to be used in human clinical trials.

In June 2009, the Company amended the promissory note agreements relating to $295,000 in unsecured promissory notes ($150,000 of the notes are to a related party). The original terms had no conversion feature, a stated interest rate of 14% per annum, and had an original maturity of six months. Related to this amendment, the holders of the promissory notes were given the right to convert the face amount of the notes and accrued interest into shares of common stock at a fixed conversion price of $0.45 per share. At the commitment date, the date the notes were amended, the Company incurred a beneficial conversion feature of $50,000. The amendment to the unsecured promissory notes, limited the amount of promissory notes and accrued interest that could be converted to $225,000, effectively capping the number of common shares that could be converted to 500,000. As of the date of this filing, $146,456 of promissory notes converted into 325,459 shares of common stock.

In September 2009, the Company entered into an agreement with Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $363,000 of which 50%, or $172,000, was paid to Massachusetts General Hospital by CytoDyn by December 2009.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In July 2009, the Company received a request from a shareholder to convert 100,000 preferred shares into 2,356,142 restricted common shares pursuant to an Agreement dated January 2007. The common shares were to be converted at the average price per share over the last 10 days of trading prior to the conversion date which calculated to $.62 per share. The Agreement contained a floor price of $.30 per share, which effectively limited the maximum number of the common shares issued to an amount that was less than the Company's authorized shares. These shares have not been registered with the SEC and are subject to the restrictions under Rule 144 of the Securities Act.

In January 2010, the Company granted 2,155,000 stock options to employees and consultants. The options have an exercise price of $1.95 per share, expire ten years from grant, and vest between zero and three years. The approximate fair value of the options was $3,225,000 at the January 11, 2010 grant date. The fair value of these options will be recognized over the three year requisite service period.

Subsequent to May 31, 2008, the Company raised $1,696,500 through a Private Placement Offering of preferred shares. The Company amended its articles and designated up to 400,000 preferred shares Series B to be sold at $5.00 share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued.

Subsequent to May 31, 2008, the Company raised $561,500 through a Private Placement offering to sell common shares $.50 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 9A(T). Other Information

(a) Disclosure Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

As of May 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2008 as a result of the material weakness in internal control over financial reporting discussed below.


(b) Changes in Internal Control over Financial Reporting


Changes in Control Over Financial Reporting
-------------------------------------------

No change in the Company's internal control over financial reporting occurred during the year ended May 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company's assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2008 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed as plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B.   Other Information

Not applicable

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

Allen D. Allen                 73       Chairman of the Board,
                                        President, Chief Executive
                                        Officer

Corinne Allen, CPA             42       Chief Financial Officer, Vice President,

Nader Pourhassan, PhD.         46       Chief Operating Officer

Ronald J. Tropp, Esq.          67       Director

Gregory Gould, CPA             43       Director

George F. Dembow               77       Director


Allen D. Allen. Mr. Allen has been Chairman of our Board and our President and Chief Executive Officer since October, 2003. Before joining CytoDyn, he was the Chairman of the Board of Directors and Chief Executive Officer of CytoDyn of New Mexico, Inc., since its inception in 1994. From 1990 to 1994 he was a research associate with Olive View-UCLA Medical Center, where he collaborated and published with various medical professors original research on HIV, dermatology and general immunology and was the co-investigator on an autologous vaccine study. From 1986 to 1990 Mr. Allen was director of scientific affairs, Center for Viral Diseases, Northridge, California, where he conducted and published original research on a large cohort of patients with complex constellations of neuroimmunologic complaints. From 1971 to 1986 he was president of Algorithms, Incorporated where he conducted and published original research in the areas of artificial intelligence, perception, man and machine systems and societal engineering. Over the past thirty years, he has published numerous papers in the peer review science and medical journals. He has also served as an investigator on clinical research sponsored by major pharmaceutical companies, such as Ortho Biotech, Johnson & Johnson, and Sanofi-Winthrop. Mr. Allen invented and patented the family of HIV/AIDS therapies licensed to CytoDyn. He is a member of the American Physical Society and the American Federation of Scientists, a life member of the Institute of Electrical and Electronics Engineers, and a founding member of the Editorial Board of Physics

Essays. Mr. Allen received an Associates of Arts degree from the University of California at Berkeley in 1957 and attended the University of California at Los Angeles from 1957 to 1959. In 1953 he received a national ARS Student Award in aeronautics from the American Rocket Society (now the Institute of Aeronautics and Astronautics). Mr. Allen is the father of Corinne E. Allen, our Chief Financial Officer.

Corinne Allen, CPA. Ms. Allen has been an officer and/or director of the Company since October 2003.Ms. Allen has been our Chief Financial Officer from October 28, 2003 through May 2004. From 2004 until July 2009 Ms. Allen served as Vice President of Business Development at which time she was appointed Chief Financial Officer. Ms. Allen served as Secretary and Treasurer of CytoDyn of New Mexico, Inc. where she was also a Director from June, 1994 to October 2003. Ms. Allen is a licensed Certified Public Accountant. From 1999 to 2003, Ms. Allen was employed as a Senior Manager at Deloitte & Touche in San Francisco, and, from 1992 to 1998 was a CPA at Hallquist Jones P.C. She has over 24 years experience in the accounting industry. Ms. Allen received a B.S. in Business Administration from California State University Northridge with a specialty in Accounting Theory and Practice in 1992. She has been a Certified Public Accountant since January 1997. Ms. Allen is the daughter of Allen D. Allen, our Chairman and CEO. Ms. Allen is a member of the American Institute of Certified Public Accountants (AICPA).

Nader Pourhassan, PhD. Dr. Pourhassan became the Company's Chief Operating Officer in May 2008. Born in Tehran, Iran in 1963, Dr. Pourhassan immigrated to the United States in 1977 and became a U.S. citizen in 1991. He received his Bachelor of Science from Utah State University in 1985, his Masters of Science from Brigham Young University in 1990 and his PhD from the University of Utah in 1998. Before joining the company Dr. Pourhassan was an instructor in engineering and a successful self made business man.

Gregory A. Gould, CPA. Mr. Gould has been a Director since March 20, 2006 and a member of our Audit Committee and Compensation Committee since May 15, 2006. Mr. Gould has been the Chief Financial Officer and Treasurer of SeraCare Life Sciences, Inc., since August 2006 and the Secretary of the Company since November 2006. From August 2005 to August 2006, Mr. Gould provided financial and accounting consulting services through his consulting company, Gould LLC. From April 2005 to August 2005, Mr. Gould served as the Chief Financial Officer and Senior Vice President of Integrated BioPharma, Inc., a life sciences company serving the pharmaceutical, biotechnology and nutraceutical markets. Prior to that, from February 2004 through January 2005, Mr. Gould served as the Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. From 1996 through October 2003, Mr. Gould served as Director of Finance and then as the Chief Financial Officer and Treasurer of Colorado MEDtech, a high tech software development, product design and manufacturing company. Mr. Gould holds a B.S. in Business Administration from the University of Colorado, Boulder and is a Certified Public Accountant in the State of Colorado.

Ronald J. Tropp, Esq. Mr. Tropp was a Director of the Company from October, 2003 to January 31, 2006 and was reappointed in January 2007. He served as Director for CytoDyn of New Mexico, Inc. Mr. Tropp received his Bachelor of Arts degree from Swarthmore College 1965, and a Juris Doctorate from the University of Wisconsin - Madison in 1968. He is admitted to the practice of law in New York and California. He has practiced entertainment and transactional law for over 25 years and has been representing CytoDyn and CytoDyn of New Mexico, Inc. since the Fall of 1999. Previously, he served as corporate counsel and director for Pacific Coast Medical Enterprises, which owned five acute care hospitals in Southern California.

George F. Dembow. Mr. Dembow has been a Director since February 2008. From 1972 to today, he started and built Arizona Natural Resources, Inc., a manufacturer and contractor of cosmetics, toiletries and candles Mr. Dembow attended Cornell University in Ithaca, NY 1950 to 1954 and graduated with a BS with an additional year credit toward an MBA. Mr. Dembow was a Fighter pilot in the USAF 1954 - 1957. He was Employed by Fischbach and Moore, Inc., a world-wide electrical contractor traded on the New York Stock Exchange from 1958 to 1966, becoming a Vice-President in Washington, DC in 1963. Mr. Dembow was President and Co-Owner of Apache Airlines, Inc., a commuter airline operating from Phoenix, Arizona with scheduled service in Arizona, Nevada, Montana and North Dakota from 1966 to 1971.

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

Code of Ethics.

We have adopted a Code of Ethics for our Senior Executive Officers as well as a Code of Business Conduct and an Insider Trading Policy for the Company. These can all be found on our website at www.cytodyn.com under the Management tab.


Audit Committee

The Board of Directors has resolved to establish an audit committee composed of our Chief Financial Officer Corinne Allen, CPA and Board members, Gregory A. Gould, CPA, Ronald J. Tropp, Esq and George F. Dembow. Two of the members of the audit committee are "financial experts" as defined in Regulation S-B Item 401(e)(1)(ii)(2). Mr. Gould, Mr. Tropp and Mr. Dembow are the independent members of the Audit Committee at this time. An Audit Committee Charter was adopted by the Board of Directors and became effective on June 1, 2007.


Item 11.   Executive Compensation

The following table provides an overview of compensation that CytoDyn, Inc. paid to the Named Executive Officers for the fiscal years ended May 31, 2008 and 2007.


                           Summary Compensation Table

                Annual Compensation Long Term Compensation Awards

                           Summary Compensation Table
             (a)                 (b)                 (d)    (e)     (f)         (g)        (h)


                                                           Stock   Option    All other
                                          Salary    Bonus  Awards  Awards  Compensation   Total
Name and principal position     Year        ($)      ($)    ($)     ($)         ($)        ($)
---------------------------  ---------  ----------  -----  ------  ------  ------------  -------
Allen D. Allen,
 President & CEO (1)         5/31/2008    150,000     -      -     60,556        -       210,556
                             5/31/2007    150,000     -      -     37,281        -       187,281

Corinne Allen, CFO (1)       5/31/2008    100,000     -      -     60,556        -       160,556
                             5/31/2007    100,000     -      -     37,281        -       137,281

Nader Pourhassan, COO (2)    5/31/2008       -        -      -       -           -          -
                             5/31/2007       -        -      -       -           -          -

     1. As of February 2006, Mr. Allen's salary was approved by Board of Directors for $150,000. Ms. Allen was approved for salary of $100,000 in February 2006 by the Board of Directors.
     2. Dr. Pourhassan entered into a personal services agreement with the Company in May 2008. His annual base salary per his personal services agreement is $200,000 beginning June 1, 2008.

Compensation of Directors

     Our Directors receive 25,000 stock options each year for their services as Directors. The Directors receive no cash compensation.

                  Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable for each of our named executive officers as of May 31, 2008.


         (a)              (b)           (c)            (d)           (e)
                           # of Securities
                       Underlying Unexercised
                           Options at FYE
                           May 31, 2008 (#)          Options
                                                     Exercise
                         Unexercised Options      Options Price   Expiration
Name                  Exercisable/Unexercisable        ($)           Date
-------------------   -------------------------   -------------   ---------
Allen D. Allen, CEO     154,142      220,858      2.68/1.10/.65   2016/2017
Corinne Allen, CFO      154,142      220,858      2.68/1.10/.65   2016/2017

(1) Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn, Inc., 1511 Third Street, Santa Fe, NM 87505.

(2) (3)Includes options that have been granted and vested:

Mr. Allen has options to purchase 375,000 Shares of common stock. 154,142 have vested. None have been exercised to date. 50,000 were Granted in FYE 2006 and 25,000 were Granted in FYE 2007, 300,000 were Granted in FYE 2008.

Ms. Allen has options to purchase 375,000 Shares of common stock. 154,142 have vested. None have been exercised to date. 50,000 were Granted in FYE 2006, 25,000 were Granted in FYE 2007, 300,000 were Granted in FYE 2008.

We know of no arrangements concerning anyone's ownership of stock, which may, at a subsequent date, result in a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of May 31, 2008, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Directors and Executive Officers as a Group

                                             Amount And
                                             Nature of
                                             Beneficial          Approximate
Name And Address of Beneficial Owner (1)     Ownership (2)(3)   Percent Owned
----------------------------------------     ----------------   -------------

Utek Corp (not officers or directors)          3,083,170             23%

Allen D. Allen, CEO                            1,786,415             13%

Corinne Allen, CFO                             1,510,921             11%

Nader Pourhassan, COO                            220,000              2%

Gregory A. Gould, Director                        80,000              1%

Ronald J. Tropp, Director                        110,000              1%

George F. Dembow, Director                       367,000              3%

TOTAL OFFICERS AND DIRECTORS AS A GROUP        4,074,336             30%

     (1) Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn, Inc., 1511 Third Street, Santa Fe, New Mexico 87505.

     (2) Each Shareholder has sole voting and investment power for the Shares they beneficially own. This table is based upon information supplied by Officers, Directors, Principal Shareholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of May 31, 2008, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the Shareholders named in the table have sole voting and investment power with respect to all Shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

     (3) Includes options that have been granted and vested:

Item 13.   Certain Relationships and Related Transactions and Director
           Independence

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

Services Provided by Ronald J. Tropp. Director, Ronald J. Tropp, Esq., has provided legal services to us and to CytoDyn of New Mexico, Inc. for a number of years. Currently, we owe him the sum of $40,985 for these services. Mr. Tropp received 60,000 options as partial payment of his services. We anticipate that Mr. Tropp will provide additional legal services to us in the future.

Note Given and Debt Owed to Allen D. Allen. In January 2004 we issued to Allen
D. Allen, our President, Chief Executive Officer and the Chairman of our Board of Directors, a non interest bearing promissory note, payable on demand, in the original principal amount of $22,788. The note reflects advances made to us by Mr. Allen during the years ending on May 31, 2003 and May 31, 2004. The sum owed does not bear interest and is payable on demand. As of May 31, 2008 the debt owed to Allen D. Allen was $16,492.

Notes Given to Corinne Allen. In January 2004, we issued to Corinne E. Allen, our Vice President of Business Development, Treasurer and Director, two non interest bearing promissory notes, each payable on demand, in the original principal amounts of $50,000 and $38,906. The $50,000 note was paid in full in February, 2004. As of May 31, 2008, the debt owed to Corinne Allen was $28,021.

Patents

The Company has a License Agreement with Allen D. Allen the Company's President and CEO that gives the exclusive right to develop, market and sell his technology worldwide. This includes issued U.S. patents 5,424,066; 5.651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian, and Canadian patents have been obtained as well. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. The Company estimates the costs associated with these issued patents to be approximately $100,000 per year. The Company may file additional patents during the current fiscal year if the research and development efforts warrant them, but the Company does not have any such potential patents identified at this time.

Our independent Directors include Ronald J. Tropp, Esq, Gregory Gould, CPA, and George F. Dembow.

Item 14.  Principal Accounting Fees and Services

Approval of Services
The Board of Directors has resolved to establish an audit committee composed of our Chief Financial Officer, Corinne Allen and Board members Gregory A. Gould, CPA, Ronald J. Tropp and George F. Dembow. The audit committee does not yet have a charter. Pending proper establishment of the audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Pender Newkirk and Company

Audit Fees
The aggregate fees billed during the fiscal years ended May 31, 2008 and 2007 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for the audit of the financial services included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $89,000 and $67,211, respectively.

Audit Related Fees
The aggregate fees billed during the fiscal years ended May 31, 2008 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk & Co., were approximately $0.

Tax Compliance/Preparation Fees
The aggregate fees billed during the fiscal years ended May 31, 2008 and 2007 for professional services rendered by our principal accounting firm, Pender Newkirk & Co. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees
The aggregate fees billed during the fiscal years ended May 31, 2008 and 2007 for all other professional services rendered by our principal accounting firm Pender Newkirk & Co. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

Board of Directors Pre-Approval Process, Policies and Procedures
----------------------------------------------------------------

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.


                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

     1.   Consolidated Financial Statements

          See the Consolidated Financial Statements starting on page 23.

     2.   Exhibits

          The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, and filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYTODYN, INC.
                                         Registrant)


Date:   March 12, 2010                   By:     /s/ Allen D. Allen
                                                 -----------------------------
                                         Name:   Allen D. Allen
                                         Title:  President and CEO


Date:   March 12, 2010                   By:     /s/ Corinne Allen
                                                 -----------------------------
                                         Name:   Corinne Allen
                                         Title:  Chief Financial Officer,
                                                 Principal Financial and
                                                 Accounting Officer


         Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

        Name                          Title                        Date
        ----                          -----                        ----

/s/ Gregory Gould                   Director                  March 12, 2010
------------------------
Gregory Gould


/s/ Ronald Tropp                    Director                  March 12, 2010
------------------------
Ronald Tropp


/s/ George Dembow                   Director                  March 12, 2010
------------------------
George Dembow


/s/ Jordan Naydenov                 Director                  March 12, 2010
------------------------
Jordan Naydenov

                                 EXHIBITS INDEX

Exhibit
Number                            Description
------                            -----------

                      Articles of Incorporation and Bylaws
                      ------------------------------------

3.1 Rexray Articles of Incorporation shell company (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002)

3.2 Bylaws of Corporation (incorporated by reference herein to Exhibit 3.2 filed with Form 10SB12G, Registration of Securities for Small Business Issuer filed July 11, 2002)

3.3 Amendment to the Articles of Incorporation changing company name from Rexray to CytoDyn, Inc and effective a one for two reverse split of its common shares (incorporated herein by reference to filed Exhibit 3.3 on Current Form 8K filed November 12, 2003).

3.4 Amendment to Articles of Incorporation dated September 2009 designating CytoDyn's preferred Series B non-voting shares sold in a private placement.

                               Material Contracts
                               ------------------

10.1 Acquisition Agreement for reverse merger acquisition of shell company by CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit
        10.1 with Current Form 8KA filed January 12, 2004)

10.2 Patent License Agreement that was assigned under the Acquisition Agreement (incorporated herein by reference to Exhibit 10.2 with Form 10KSB, Annual Report for Small Business Issuers filed June September 14,
        2004)

10.3 Buy Sell Agreement with Symbion Research International (incorporated herein by reference to Exhibit 10.5.2 with Form 10QSB, Quarterly Report for Small Business Issuers filed January 12, 2005)

10.4 Amendment to Patent License Agreement (incorporated herein by reference to Exhibit 10.6.1 filed with Form SB-2 Registration of Securities for Small Business Issuer filed March 21, 2005)

10.5 Agreement and Plan of Acquisition for subsidiary Advanced Genetic Technologies Inc (incorporated herein by reference to Exhibit 10.2 with Current Form 8K filed February 5, 2007)

10.6 Legal Settlement between CytoDyn of New Mexico Inc, Officers Allen D. Allen and Corinne Allen and CytoDyn, Inc on the one hand and Maya LLC, Rex Lewis, and AIDS Research LLC on the other hand entered into December 2008.

10.7 Statement of Work for Vista Biologicals Inc to manufacture Cytolin(R), CytoDyn Inc.'s lead product to be used in human clinical trials entered into May 2008.

10.8 Sponsored Research Agreement between Massachusetts General Hospital and CytoDyn, Inc e entered into September 28, 2009 for conducting clinical trials on Cytolin (incorporated herein by reference to Exhibit 10.1 of CytoDyn Inc. Current report on Form 8-K dated September 29, 2009)

                         Consents of Experts and Counsel
                         -------------------------------

23.1 Consent of Pender Newkirk and Company LLP (incorporated herein by reference to Exhibit 23.1 with Current Form 8K filed October 23, 2006)

                                 Certifications
                                 --------------
31.1    Certification by CEO

31.2    Certification by CFO

31.2 Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                               Additional Exhibits
                               -------------------

99.1 Audit Committee Charter by the Board of Directors (incorporated herein by reference to Exhibit 99.1 with Form 10KSB Annual Report for Small Business Issuers filed August 30, 2007)