Form 10-Q
period 2008-08-31
CYTODYN INC
filed 2010-05-20
CIK 1175680

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

For Quarter Ended:  August 31, 2008            Commission File Number 000-49908
                  -----------------                                   ---------

                                  CYTODYN, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


            75-3056237                                      COLORADO
            ----------                                      --------
(I.R.S. Employer Identification No.)              State or other jurisdiction
                                                 of incorporation organization


                      1511 Third Street, Santa Fe,        87505
               ---------------------------------------- ----------
               (Address of principal executive offices) (Zip code)


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

________________________________________________________________________________

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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No  X
                                    ---     ---

On May 20, 2010, there were 20,090,796 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                        --------

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of August 31, 2008
           (unaudited) and May 31, 2008                                     1

          Condensed Consolidated Statement of Operations for the Three
           Months Ended August 31, 2008, for the Three Months Ended
           August 31, 2007 and for the Period from October 28, 2003 to
           August 31, 2008 (unaudited)                                      2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to August 31,
           2008 (unaudited)                                               3 - 6

          Condensed Consolidated Statement of Cash Flows for the Three
           Months Ended August 31, 2008 and August 31, 2007 and for the
           Period from October 28, 2003 to August 31, 2008 (unaudited)    7 - 8

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                     9 - 23

Item 2    Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.                              24
          ------------------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk        28
          ----------------------------------------------------------

Item 4T   Controls and Procedures                                           28
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                 28
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       29
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                   29
          -------------------------------

Item 4    Submission of Matters to a Vote of Security Holders               29
          ---------------------------------------------------

Item 5    Other Information                                                 29
          -----------------

Item 6    Exhibits                                                          29
          --------


                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                                    August 31,       May 31,
                                                                       2008           2008
                                                                   (unaudited)
                                                                   -----------    -----------
               Assets
Current Assets:
   Cash                                                            $    15,179    $    85,435
   Prepaid insurance                                                    31,462         43,978
   Prepaide license fees                                                 7,500          7,500
                                                                   -----------    -----------
Total current assets                                                    54,141        136,913

Furniture and equipment, net                                             1,155          1,422

Intangible assets, net                                                     525            647

Other Assets                                                            35,225         37,240
                                                                   -----------    -----------

                                                                   $    91,046    $   176,222
                                                                   ===========    ===========

Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                                $   327,509    $   388,459
   Accrued liabilities                                                  74,424         25,274
   Short-term portion of legal accrual                                  50,000         50,000
   Accrued interest payable                                             48,046         44,337
                                                                   -----------    -----------
Total current liabilities                                              499,979        508,070

Long Term Liabilities
   Accrued salaries - related party                                    229,500        229,500
   Notes payable                                                       138,000        145,000
   Convertible notes payable, net                                       20,927         20,927
   Indebtedness to related parties                                     546,847        572,840
   Legal accrual                                                        25,000         25,000
                                                                   -----------    -----------

Total Liabities                                                      1,460,253      1,501,337
                                                                   -----------    -----------

Shareholders' deficit:
   Preferred stock, no par value; 5,000,000 shares authorized,
         100,000 shares issued and outstanding                         167,500        167,500
   Common stock, no par value; 25,000,000 shares authorized,
         13,335,407 and 12,546,407 shares issued and outstanding
         at August 30, 2008 and May 31, 2008, respectively           4,863,365      4,468,865
   Additional paid-in capital                                        2,733,415      2,613,257
   Accumulated deficit on unrelated dormant operations              (1,601,912)    (1,601,912)
   Deficit accumulated during development stage                     (7,531,575)    (6,972,825)
                                                                   -----------    -----------
         Total shareholders' deficit                                (1,369,207)    (1,325,115)
                                                                   -----------    -----------

                                                                   $    91,046    $   176,222
                                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                    October 28,
                                                                       2003
                                          Three months ended,         through
                                       8/31/2008      8/31/2007      8/31/2008
                                     ------------   ------------   ------------
Operating expenses:
   General and administrative        $    257,697        193,764      4,783,246
   Amortization / depreciation                389            585        174,385
   Research and development               265,000          9,978      1,216,228
   Legal fees                              29,354        170,071        620,743
   Commitments and contingencies             --         (150,000)          --
                                     ------------   ------------   ------------

        Total operating expenses          552,440        224,398      6,794,602
                                     ------------   ------------   ------------

        Operating loss                   (552,440)      (224,398)    (6,794,602)

Interest income                              --             --            1,627

Interest expense:
   Interest on convertible debt              --             (617)      (696,259)
   Interest on notes payable               (6,310)        (1,672)       (42,341)
                                     ------------   ------------   ------------
        Loss before income taxes         (558,750)      (226,687)    (7,531,575)

Income tax provision                         --             --             --
                                     ------------   ------------   ------------

Net loss                             $   (558,750)      (226,687)    (7,531,575)
                                     ============   ============   ============

Basic and diluted loss per share     $      (0.04)         (0.02)         (0.79)
                                     ============   ============   ============

Basic and diluted weighted average
    common shares outstanding          12,514,407     11,225,836      9,554,048
                                     ============   ============   ============





See accompanying notes to condensed consolidated financial statements


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



See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
June through July 2005,
 sale of common stock
 less offering costs of
 $27,867 ($.75/share)          --        --       289,890     189,550       --          --           --           --        189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable
 and related interest
 ($.75/share)                  --        --       160,110     120,082       --          --           --           --        120,082

May 2006, common shares
 issued to extinguish
 convertible debt              --        --       350,000     437,500       --          --           --           --        437,500

November 2005, 94,500
 warrants exercised
 ($.30/share)                  --        --        94,500      28,350       --          --           --           --         28,350

January through April
 2006, common shares
 issued for
 prepaid services              --        --       183,857     370,750   (370,750)       --           --           --           --

Amortization of prepaid
 stock services                --        --          --          --      103,690        --           --           --        103,690

January through June
 2006, warrants issued
 with convertible debt         --        --          --          --         --       274,950         --           --        274,950

January through May 2006,
 beneficial conversion
 feature of convertible
 debt                          --        --          --          --         --       234,550         --           --        234,550

March through May 2006,
 stock options granted
 to consultants                --        --          --          --         --       687,726         --           --        687,726



See accompanying notes to condensed consolidated financial statements


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



See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Amortization of prepaid
 stock for services            --        --          --          --      106,521        --           --           --        106,521

Stock based compensation       --        --          --          --         --       461,602         --           --        461,602

Common stock issued to
 extinguish convertible
 debt                          --        --       750,000      75,000       --          --           --           --         75,000

Rescission of common
 stock issued for services     --        --      (142,857)   (100,000)      --          --           --           --       (100,000)

Original issue discount
 convertible debt with
 warrants                      --        --          --          --         --         3,662         --           --          3,662

Original issue discount
 convertible debt with
 beneficial conversion
 feature                       --        --          --          --         --        75,000         --           --         75,000

Stock issued for cash
 ($.50/share)                  --        --       642,000     321,000       --          --           --           --        321,000

Net loss                       --        --          --          --         --          --           --     (1,193,684)  (1,193,684)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2008     100,000  $167,500  12,546,407  $4,468,865  $    --    $2,613,257  $(1,601,912) $(6,972,825) $(1,325,115)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========


Stock issued for cash
 (unaudited)                   --        --       691,000     345,500       --          --           --           --        345,500

Stock-based compensation
 (unaudited)                   --        --          --          --         --       120,158         --           --        120,158

Stock issued in payment
 of accounts payable
 (unaudited)                   --        --        98,000      49,000       --          --           --           --         49,000

Net loss, ended
 August 31, 2008
 (unaudited)                   --        --          --          --         --          --           --       (558,750)    (558,750)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
                            100,000   167,500  13,335,407   4,863,365       --     2,733,415   (1,601,912)  (7,531,575)  (1,369,207)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                       October 28,
                                                                 3 months ended           2003
                                                            ------------------------     through
                                                             8/31/2008     8/31/2007    8/31/2008
                                                            ----------    ----------   ----------
Cash flows from operating activities
   Net loss                                                 $ (558,750)   $ (226,687)  (7,531,575)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                               389           585      174,385
         Amortization of original issue discount                  --             617      677,588
      Reversal of contingent liability                            --        (150,000)        --
      Purchased in process research and development               --            --        274,399
      Stock-based compensation                                 120,158        52,561    2,235,834
      Changes in current assets and liabilities:
         Accrued legal settlement                                 --            --         75,000
         Decrease in prepaid expenses                           12,520        12,780       48,217
         Increase in other assets                                2,015          --        (35,225)
         Increase in accounts payable, accrued
          interest and accrued liabilities                      40,905       134,918      691,299
                                                            ----------    ----------   ----------
   Net cash used in operating activities                      (382,763)     (175,226)  (3,390,078)
                                                            ----------    ----------   ----------

Cash flows from investing activities:
   Furniture and equipment purchases                              --            --        (10,764)
                                                            ----------    ----------   ----------
   Net cash used in investing activities                          --            --        (10,764)
                                                            ----------    ----------   ----------

Cash flows from financing activities:
   Capital contributions by president                             --            --          5,512
   Proceeds from notes payable to related parties                 --           2,000      702,649
   Payments on notes payable to related parties                (25,993)       (3,000)    (101,978)
   Proceeds from notes payable issued to individuals              --         170,000      145,000
   Payments on notes payable issued to individuals              (7,000)         --         (7,000)
   Proceeds from convertible notes payable                        --            --        686,000
   Proceeds from the sale of common stock                      345,500          --      1,423,917
   Payments for offering costs                                    --            --        (81,867)
   Proceeds from issuance of stock of AITI acquisition            --            --        512,200
   Proceeds from issuance of stock of AGTI acquisition            --            --        100,000
   Proceeds from exercise of warrants                             --            --         28,350
                                                            ----------    ----------   ----------
   Net cash provided by financing activities                   312,507       169,000    3,412,783
                                                            ----------    ----------   ----------

Net change in cash                                             (70,256)       (6,226)      11,941

Cash, beginning of period                                       85,435        16,604        3,238
                                                            ----------    ----------   ----------

Cash, end of period                                         $   15,179    $   10,378       15,179
                                                            ==========    ==========   ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                          $     --      $     --           --
                                                            ==========    ==========   ==========
      Interest                                              $     --      $     --          3,036
                                                            ==========    ==========   ==========




                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                       October 28,
                                                                 3 months ended           2003
                                                            ------------------------     through
                                                             8/31/2008     8/31/2007    8/31/2008
                                                            ----------    ----------   ----------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                              --            --          7,542
                                                            ==========    ==========   ==========
Common stock issued to former officer to repay
 working capital advance                                          --            --          5,000
                                                            ==========    ==========   ==========
Common stock issued for convertible debt                          --            --        662,000
                                                            ==========    ==========   ==========
Common stock issued for debt                                      --            --        120,082
                                                            ==========    ==========   ==========
Common stock issued on payment of accounts payable              49,000          --         49,000
                                                            ==========    ==========   ==========
Options to purchase common stock issued for debt                  --            --         62,341
                                                            ==========    ==========   ==========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt issued with warrants           --            --        680,662
                                                            ==========    ==========   ==========





See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


1 - Organization:

CytoDyn, Inc. (the "Company") was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). In October 2003 we entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc., pursuant to which we effected a one for two reverse split of our common stock, and amended our articles of incorporation to change our name from Rexray Corporation to CytoDyn, Inc. The acquisition was a accounted for as a reverse merger and recapitalization of the Company. Pursuant to the acquisition agreement, we were assigned the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. We also acquired the trademarks, CytoDyn and Cytolin, and a related trademark symbol. The license acquired gives us the worldwide, exclusive right to develop, market, sell and profit from the HIV therapies from the patents, technology and know-how invented by Mr. Allen. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

The Company entered the development stage effective October 28, 2003 upon the reverse merger and recapitalization of the Company and follows Financial Standard Accounting Codification No. 915, Development Stage Entities.

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV and AIDS.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2008 and 2007 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2008, filed with the Securities and Exchange Commission on March 12, 2010. Operating results for the three months ended August 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2008 and 2007 and the period October 28, 2003 through August 31, 2008, (b) the financial position at August 31, 2008, and (c) cash flows for the three month periods ended August 31, 2008 and 2007 and the period October 28, 2003 through August 31, 2008, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of May 20, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital,

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of August 31, 2008 or May 31, 2008. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three months ended August 31, 2008 and August 31, 2007, and for the period October 28, 2003 through August 31, 2008.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


Financial Instruments
At August 31, 2008 and May 31, 2008, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value. The Company's related party notes have no stated interest rates. The imputed market rates of interest on these notes result in carrying value that approximates fair value.

Stock-Based Compensation
U.S GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period). U.S. GAAP provides for two transition methods. The "modified prospective" method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The "modified retrospective" method requires that, beginning upon adoption, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the pro forma disclosures previously required under U.S. GAAP. The Company adopted the modified prospective method, and as a result, was not required to restate its financial results for prior periods. The Company accounts for common stock options, and common stock warrants granted based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the options and warrants, risk-free interest rates, and expected dividend yield at the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company's common stock at consistent intervals. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the "simplified method" as the Company's stock options are "plain vanilla" options and the Company has a limited history of exercise data. For common stock options and warrants with graded vesting, the Company recognizes the related compensation costs associated with these options and warrants on the straight-line basis over the requisite service period.

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of August 31, 2008 and 2007.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


Stock for Services
The Company issues common stock and common stock options to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month periods ended August 31, 2008 and 2007, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 3,432,222 and 2,897,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2008 and 2007, respectively. Additionally, in July 2009, 100,000 shares of convertible preferred shares converted into 2,356,142 shares of common stock (see note 10).

Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements:

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and is, therefore, required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprises' involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company's financial position, results of operations, or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860, "Transfers and Servicing." FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for the interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4 - Acquisitions:

On July 18, 2006, CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation to purchase all 1,000 issued and outstanding shares of Advanced Influenza Technologies, Inc. (AITI), a Florida Corporation, in exchange for 2,000,000 unregistered restricted common shares of CytoDyn, Inc. stock.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


The transaction was accounted for as an asset purchase and not an acquisition of a business as AITI had no employees, operations, or customers, and was essentially a shell corporation that was incorporated to consummate the purchase. Pursuant to the agreement, the Company acquired $512,200 in cash and a prepaid sponsored research project of $162,800 from the University of Massachusetts to further the technology associated with certain acquired licenses. The $162,800 is being amortized into research and development expense as the services are provided. The Company valued the assets acquired based on the consideration received rather than the fair market value of the shares issued as the Company believes this was more indicative of the value of the assets acquired. In addition to the cash and the prepaid sponsored research project, the Company acquired the worldwide nonexclusive and exclusive license agreements from the University of Massachusetts for certain technologies. The license agreements were recorded as research and development expense as the patent rights or license agreements are being used in a particular research project and have no alternative future use outside of this project. Including the license agreements, a total of $259,399 of in-process research and development was acquired related to the acquisition, which is included as a component of research and development expense for the period ended May 31, 2008. The license agreement grants the Company the exclusive right to develop and commercialize the licensed products associated with certain existing patents.

Milestone fees are payable to the University per licensed product and due within 30 days of the event of certain occurrences required.

The University shall also receive 4.0% royalties on net sales of the licensed products.

AITI agreed to fund a two-year ($325,600) unrestricted project ($162,800 per year) under the Sponsored Research Agreement, with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved, the agreement can be cancelled and the second year's payment is not required. Included in the consolidated statements of operations is $162,800 of amortization expense for the period ended May 31, 2008 as all services related to the initial project were completed. The Company did not make the second payment and, consequently, as of August 31, 2008, the Company has no right to the above license agreement. Additionally, the milestone fee payable and royalties discussed above are no longer in force as of August 31, 2008.

On January 30, 2007, CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc. (AGTI), a Florida Corporation, in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


5 - Convertible Notes:

During the year ended May 31, 2007, the Company issued convertible notes with 74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. The notes bear interest at 5.0% per annum. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. The Company can repay principal and accrued interest with common stock at the conversion price of $1.25. As of August 31, 2008, $77,500 of the $92,500 in convertible notes were converted into common stock. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. During the three month periods ended August 31, 2008 and August 31, 2007, the Company amortized approximately $0 and $617 of this discount, respectively, which is included as a component of interest expense. From October 28, 2003 to August 31, 2008, the Company amortized $92,500 of discounts related to convertible notes payable.

During the year ended May 31, 2008, the Company issued two convertible notes each in the amount of $37,500. As of August 31, 2008, $75,000 of the convertible notes were converted into common stock. The notes are due in 12 months and bear interest at 14.0%. At the commitment date, the Company recorded a beneficial conversion feature of $75,000, which represented the intrinsic value of the conversion option, and was limited to the proceeds received. The conversion price is fixed at $.10. The beneficial conversion feature was recorded as a discount to the convertible notes and an increase in additional paid in capital. The discount was fully amortized during the year ended May 31, 2008.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


During the year ended May 31, 2008, the Company issued a convertible promissory note with 9,000 detachable warrants to purchase common stock at an exercise price of $.30 in exchange for proceeds totaling $9,000. The note bears interest at 14.0%. The warrants to purchase common stock vest immediately and expire in 2011. The Company valued the warrants utilizing the Black-Scholes option valuation model, and the resulting fair value was recorded as a debt discount of $3,662.

6 - Promissory Notes:

During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes were originally due in six months and pay interest at 14.0% per annum. During the year ended May 31, 2008, the Company issued an additional $20,000 in promissory notes to third parties. The balance of the promissory notes was $138,000 as of August 31, 2008. The notes were all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date in six months increments while continuing to accrue interest. As of August 31, 2008, approximately $24,000 of interest has been accrued. Additionally, subsequent to May 31, 2008, the notes were amended to become convertible into common stock (see Note 9). As a result of the extension of terms, and the conversion of some of the promissory notes to common stock, the Company has classified all of the notes as long-term as of August 31, 2008.

7 - Equity:

The Company has one stock-based equity plan at August 31, 2008. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of August 31, 2008 the company had 448,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumption for the period ended August 31, 2008 and 2007:

                                           2008                  2007
                                   -------------------    -------------------
     Risk free rate                   2.56% - 2.84%             4.25%
     Dividend Yield                        0.00                  0.00
     Volatility                     124.00% - 156.00%           71.00%
     Expected term                      3.00 years            5.50 years

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


Net cash proceeds from the exercise of stock options and warrants were $0 for the three months ending August 31, 2008 and 2007, respectively and approximately $28,000 for the period October 28, 2003 to August 31, 2008. Compensation expense related to stock options and warrants was approximately $120,000, $123,000, and $1,904,000 for the three-month periods ending August 31, 2008 and 2007 and for the period October 28, 2003 through August 31, 2008, respectively. During the three months ended August 31, 2008 the company granted 205,000 options to employees and directors, which were valued and recorded as compensation expense. The grant date fair value of options vested during the period ended August 31, 2008 and 2007 was approximately $121,000 and $62,000, respectively. The weighted average grant date fair value of options and warrants granted during the period ended August 31, 2008 and 2007 was $.30 and $.42, respectively. As of August 31, 2008 there was approximately $553,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.63 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2008:

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                  Number of   Exercise   Contractual   Intrinsic
                                    Shares      Price       Life         Value
                                  ---------   --------   -----------   ---------
Options and warrants
  outstanding - May 31, 2008      3,227,222     $1.30       6.52       $ 143,000
Granted                             205,000     $0.34
Exercised                                 0
Forfeited/expired/cancelled               0
Options and warrants
  outstanding - August 31, 2008   3,432,222     $1.24       6.56       $  55,800

Outstanding exercisable
     - August 31, 2008            3,219,403     $1.18       5.83       $  89,680


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


During the year ended May 31, 2006, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $120,000. For the three-month periods ended August 31, 2008 and 2007, the Company recognized approximately $0 and $30,000 of compensation expense related to this agreement.

For the three-month periods August 31, 2008 and 2007, and for the period October 28, 2003 (inception date) through August 31, 2008, the Company recognized approximately $-0-, $30,000 and $377,000, respectively, in compensation expense related to various consulting agreements.

During the quarter, the Company sold 691,000 shares of unregistered common shares at $.50 per share to various third parties, and realized $345,500 of cash proceeds. Additionally, the Company issued 98,000 shares of common stock to extinguish $49,000 of third-party payables.

8 - Commitments and Contingencies:

In 2001, the Company sued its previous licensee, Amerimmune Pharmaceuticals, Inc. ("API") and its directors. The Company was ordered by the court to pay $150,000 in attorney fees to the insurance company of API and recorded a contingent liability for the amount. The Company appealed the Court's decision and, in December 2007, the Court's decision was reversed based on the appeal. Based on these facts and circumstances, the Company reversed the recording of the contingent liability as of August 31, 2008.

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was December 2009. The Company accrued $75,000 related to this settlement agreement as of August 31, 2008 for the past litigation.

9 - Related Party Transactions:

As of August 31, 2008, the Company owed two officers promissory notes totaling of $18,521. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due of $18,521 remained unpaid at August 31, 2008 and is included in the accompanying consolidated financial statements as "indebtedness to related parties" and is treated as long-term as the amounts were not paid as of May 20, 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


A director provided legal services to the Company over the past several years. As of August 31, 2008, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of August 31, 2008. As of August 31, 2008, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future. Since this has not been paid as of May 20, 2010, it is treated as long-term in the accompanying financial statements.

A former director of the Company is owed $337,341 related to certain clinical research data that was obtained by the former director and later purchased by the Company. As of August 31, 2008, the liability has no payment terms and no stated interest rate, and is included in the accompanying consolidated financial statements as "indebtedness to related parties." Since this has not been paid as of May 20, 2010, it is treated as long-term in the accompanying financial statements.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third, who subsequently became director of the company during 2008. Accordingly, the notes are classified as related party notes as of August 31, 2008, and have been designated as long-term as the notes have been extended multiple times and have no stated maturity date and has not been repaid as of May 20, 2010.

10 - Subsequent Events:

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

Subsequent to August 31, 2008, the Company paid approximately $600,000 in cash for the manufacturing of our product, Cytolin(R), to be used in human clinical trials.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


Subsequent to August 31, 2008, the Company amended the promissory note agreements relating to $295,000 in unsecured promissory notes. The original terms had no conversion feature, a stated interest rate of 14% per annum, and had an original maturity of six months. Related to this amendment, the holders of the promissory notes were given the right to convert the face amount of the notes and accrued interest into shares of common stock at a fixed conversion price of $0.45 per share. At the commitment date, the date the notes were amended, the Company incurred a beneficial conversion feature of $50,000. The amendment to the unsecured promissory notes, limited the amount of promissory notes and accrued interest that could be converted to $225,000, effectively capping the number of common shares that could be converted to 500,000. As of the date of this filing, $146,456 of promissory notes converted into 325,459 shares of common stock.

Subsequent to August 31, 2008, the Company entered into an agreement with University of Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin. This study is intended as a prelude to an in-vivo stuffy. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by March 2010. Subsequent to August 31, 2008, the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). This is amount in included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

Subsequent to August 31, 2008 the Company received a request from a shareholder to convert 100,000 preferred shares into 2,356,142 restricted common shares pursuant to an Agreement dated January 2007. The common shares were to be converted at the average price per share over the last 10 days of trading prior to the conversion date which calculated to $.62 per share. The Agreement contained a floor price of $.30 per share, which effectively limited the maximum number of the common shares issued to an amount that was less than the Company's authorized shares. These shares have not been registered with the SEC and are subject to the restrictions under Rule 144 of the Securities Act.

Subsequent to August 31, 2008, the Company negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of the company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


Subsequent to August 31, 2008, the Company's Board of Directors approved a Private Placement to sell up to 400,000 shares of the Company's Series B Convertible Preferred Stock, no par value. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about September 23, 2009 and was completed on March 29, 2010. All 400,000 shares were sold and the gross proceeds from the sale were $2,000,000. Each share of Series B Convertible Preferred Stock will receive a 5% annual dividend and is convertible into ten (10) shares of Common Stock.

In January 2010, the Company granted 2,155,000 stock options to employees and consultants. The options have an exercise price of $1.95 per share, expire ten years from grant, and vest between zero and three years. The approximate fair value of the options was $3,225,000 at January 11, 2010 grant date. The fair value of these options will be recognized over the three year requisite service period.

Subsequent to August 31, 2008, the Company's our Board of Directors approved a Private Placement to Sell up to 2,000,000 shares of our common stock, no par value, at a price of $.50 per share This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). Commissions up to ten percent (10%) were paid to FINRA member licensed broker/dealers in connection with the sale of the Shares. The offering commenced on or about October 20 , 2009 and was completed on March 29, 2010. All 2,000,000 shares were sold.

Subsequent to August 31, 2008, the Board issued 200,000 warrants to purchase the Company's common stock to Eware and Evolution Holdings, LLC with an exercise price of $2.00 per share. The warrants expire September 12, 2010.

Subsequent to August 31, 2008 the Board authorized the conversion of promissory notes totaling $9,000 into common stock at $.45 per share.

On April 24, 2010 the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 25,000,000 to 100,000,000 shares effective as of May 20, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors including those set forth in "Risk Factors" of the Company's May 31, 2008 Form 10-K.

Plan of Operations

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the area of HIV/AIDS. CytoDyn, Inc. has sponsored a research grant to Massachusetts General Hospital in Boston, Massachusetts, to design and sponsor clinical trials in addition to conducting those trials on our lead product Cytolin(R), an immune therapy intended to treat early HIV infection. Although CytoDyn, Inc. will retain all of its intellectual property rights and will have access to the study data, the data will be owned by Massachusetts General Hospital (MGH). A chief benefit for CytoDyn, Inc. is that the Company will benefit from MGH experience in dealing with the FDA. Moreover, the high costs and long delays associated with the FDA's oversight of clinical trials may be significantly reduced in the case of clinical trials designed and sponsored by a leading teaching hospital.

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


Projected costs to complete our research and development as a pre-requisite for
-------------------------------------------------------------------------------
co-development and/or out-licensing.
------------------------------------

We negotiated a contract with manufacturer Vista Biologicals Corporation to manufacture a humanized version of the company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. Although a murine (mouse) version of Cytolin(R) was used for previous human experience that included some 200 patients successfully treated for up to two years, as well as an encouraging Phase I(b)/II(a) study, the Company believes that a fully-humanized version is necessary for the clinical trial that is expected to follow the current one.

The Company expects to have its proprietary, fully-humanized version of Cytolin(R) ready for bulk manufacturing in Autumn 2010 in time for a possible follow-up clinical trial.

The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $$275,000 was paid by March 18, 2010. In March 2010, the Company agreed to provide an additional $204,000 for the current clinical trial of Cytolin(R) which is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

Subsequently, CytoDyn, Inc. may fund a follow-up clinical trial at Massachusetts General Hospital. We cannot estimate what the hospital's research grant will be until the hospital has provided those estimates.


Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------
We estimate that the initial clinical trial to be conducted by Massachusetts General Hospital will take one year to complete. The study enrollment began January 13, 2010. We cannot estimate when enrollment will be completed. In March 2010, the Company agreed to provide an additional $204,000 for the current clinical trial of Cytolin(R). This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

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


Patents
We have a License Agreement with Allen D. Allen, our president that gives us the exclusive right to develop, sell and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. For U.S. method patents applicable to drugs approved in the U.S., the Company is entitled to a term extension of the expiration date equal to the number of years the patent was studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. The Company expects to have its proprietary, fully-humanized version of Cytolin(R) ready for bulk manufacturing Autumn 2010 in time for the follow-up clinical trial. Based on the advice of its patent attorneys, the Company believes its fully-humanized product and a related chimeric product will be eligible for a new patent to complement and extend its existing portfolio of intellectual property, which includes patents on the use of certain antibodies to treat HIV/AIDS. We cannot estimate the costs of pursuing a new patent as of the date of this filing.


Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of May 20, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended August 31, 2008 and August 31, 2007 are as follows:

For the three months ended August 31, 2008 and 2007 the Company had no activities that produced revenues from operations.

For the three months ended August 31, 2008, the Company had a net loss of $(558,750) compared to a net loss of $(226,687) for the corresponding period in 2007. For the three months ended August 31, 2008, the Company incurred operating expenses of $(552,440) consisting primarily of Research and Development expenses, stock-based compensation, legal fees, salaries, and accounting fees.

For the three months ended August 31, 2007, the Company had a net loss of $(226,687). In the same period, the Company incurred operating expenses of $(224,398) consisting primarily of research and development expense, stock-based compensation, legal fees and salaries.

The increase in operating expenses of $328,042 from the three month period August 31, 2008 compared to the three months ended August 31, 2007 related primarily to an increase in Research and Development expenses offset by a decrease in legal fees.


Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the three months ended August 31, 2008 and 2007, and since October 28, 2003 through August 31, 2008 the Company has had net losses of $(558,750) and $(226,687) and $(7,531,571), respectively. As of August 31, 2008, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through August 31, 2008 we raised cash of approximately $1,342,000 (net of offering costs) common stock financings and approximately $1,534,000 through the issuance notes payable.

Since October 28, 2003 through August 31, 2008, we have incurred $1,216,228 of research and development costs and $6,794,598 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2008, we had an accumulated deficit of $(9,133,487) and a working capital deficit of $(1,369,207).

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable


Item 4T.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the three month period ending August 31, 2008 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2008.


Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended August 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    Part II

Item 1.  Legal Proceedings

None

Item 2.   Unregistered Sales of Equity and Use of Proceeds

In April 2008 our Board of Directors approved a Private Placement Memorandum to sell 6 million shares of common stock, no par value, through a Placement Agent, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). During the three month period ended August 31, 2008, the Company sold 691,000 restricted common shares at $.50 per share. In addition, the Company issued 98,000 shares of restricted common stock to extinguish debt with third-parties. The securities were issued pursuant to an exemption from Registration under Regulation D under "The Act" and will not be registered with the Securities and Exchange Commission.

The Company used the proceeds to manufacture our primary product Cytolin(R) for use in clinical trials. The remaining amount of the proceeds will be used for Company operating expenses, patent fees and legal fees.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None


Item 6.   Exhibits and Reports on Form 8-K.

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


DATE:      May 20, 2010                        BY: /s/ Allen D. Allen
       -----------------------                     -----------------------------
                                                   Allen D. Allen
                                                   President and CEO