Form 10-Q
period 2008-11-30
CYTODYN INC
filed 2010-06-03
CIK 1175680

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

For Quarter Ended: November 30, 2008            Commission File Number 000-49908
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes     No
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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On June 3, 2010, there were 20,090,796 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                         -------

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of November 30, 2008
           (unaudited) and May 31, 2008                                     1

          Condensed Consolidated Statement of Operations for the
           Three And Six Ended November 30, 2008 and 2007, and for the
           Period from October 28, 2003 to November 30, 2008 (unaudited)    2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to November 30,
           2008 (unaudited)                                               3 - 6

          Condensed Consolidated Statement of Cash Flows for the Six
           Months Ended November 30, 2008 and 2007 and for the
           Period from October 28, 2003 to November 30, 2008 (unaudited)  7 - 8

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
          --------


                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                                    November 30,     May 31,
                                                                       2008           2008
                                                                   (unaudited)
                                                                   -----------    -----------
               Assets
Current Assets:
   Cash                                                            $    40,343    $    85,435
   Prepaid insurance                                                    19,473         43,978
   Prepaid license fees                                                  7,500          7,500
                                                                   -----------    -----------
Total current assets                                                    67,316        136,913

Furniture and equipment, net                                             2,726          1,422

Intangible assets, net                                                     404            647

Other Assets                                                            33,351         37,240
                                                                   -----------    -----------

                                                                   $   103,797    $   176,222
                                                                   ===========    ===========

Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                                $   357,501    $   388,459
   Accrued liabilities                                                  24,424         25,274
   Short-term portion of legal accrual                                  50,000         50,000
   Accrued interest payable                                             59,597         44,337
                                                                   -----------    -----------
Total current liabilities                                              491,522        508,070

Long Term Liabilities
   Accrued salaries - related party                                    229,500        229,500
   Notes payable                                                       138,000        145,000
   Convertible notes payable, net                                       20,927         20,927
   Indebtedness to related parties                                     538,297        572,840
   Legal accrual                                                        25,000         25,000
                                                                   -----------    -----------

Total Liabilities                                                    1,443,246      1,501,337
                                                                   -----------    -----------

Shareholders' deficit:
   Preferred stock, no par value; 5,000,000 shares authorized,
         100,000 shares issued and outstanding                         167,500        167,500
   Common stock, no par value; 25,000,000 shares authorized,
         14,540,407 and 12,546,407 shares issued and outstanding
         at November 30, 2008 and May 31, 2008, respectively         5,465,865      4,468,865
   Additional paid-in capital                                        2,818,661      2,613,257
   Accumulated deficit on unrelated dormant operations              (1,601,912)    (1,601,912)
   Deficit accumulated during development stage                     (8,189,563)    (6,972,825)
                                                                   -----------    -----------
         Total shareholders' deficit                                (1,339,449)    (1,325,115)
                                                                   -----------    -----------

                                                                   $   103,797    $   176,222
                                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.


                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                      October 28,
                                                                                                         2003
                                          Three months ended,              Six months ended,            through
                                      11/30/2008      11/30/2007      11/30/2008      11/30/2007      11/30/2008
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    402,786    $    237,004    $    660,483    $    430,768    $  5,186,032
   Amortization / depreciation              4,252             417           4,641           1,002         178,637
   Research and development               195,000             281         460,000          10,259       1,411,228
   Legal fees                              43,840           9,786          73,194         179,857         664,583
   Committments and contingencies            --              --              --          (150,000)           --
                                     ------------    ------------    ------------    ------------    ------------

        Total operating expenses          645,878         247,488       1,198,318         471,886       7,440,480
                                     ------------    ------------    ------------    ------------    ------------

        Operating loss                   (645,878)       (247,488)     (1,198,318)       (471,886)     (7,440,480)

Interest income                              --              --              --              --             1,627

Interest expense:
   Interest on convertible debt              --           (10,420)           --           (11,035)       (696,259)
   Interest on notes payable              (12,100)           (134)        (18,420)         (1,806)        (54,451)
                                     ------------    ------------    ------------    ------------    ------------
        Loss before income taxes         (657,998)       (258,042)     (1,216,738)       (484,727)     (8,189,563)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $   (657,988)   $   (258,042)   $ (1,216,738)   $   (484,727)   $ (8,189,563)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $      (0.05)   $      (0.02)   $      (0.09)   $      (0.04)   $      (0.84)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          13,958,792      11,154,407      13,386,691      11,261,355       9,784,704
                                     ============    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2008


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




See accompanying notes to condensed consolidated financial statements



                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2008

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



See accompanying notes to condensed consolidated financial statements



                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2008

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



See accompanying notes to condensed consolidated financial statements



                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2008

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Amortization of prepaid
 stock for services            --        --          --          --      106,521        --           --           --        106,521

Stock based compensation       --        --          --          --         --       461,602         --           --        461,602

Common stock issued to
 extinguish convertible
 debt                          --        --       750,000      75,000       --          --           --           --         75,000

Rescission of common
 stock issued for services     --        --      (142,857)   (100,000)      --          --           --           --       (100,000)

Original issue discount
 convertible debt with
 warrants                      --        --          --          --         --         3,662         --           --          3,662

Original issue discount
 convertible debt with
 beneficial conversion
 feature                       --        --          --          --         --        75,000         --           --         75,000

Stock issued for cash
 ($.50/share)                  --        --       642,000     321,000       --          --           --           --        321,000

Net loss                       --        --          --          --         --          --           --     (1,193,684)  (1,193,684)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2008     100,000  $167,500  12,546,407  $4,468,865  $    --    $2,613,257  $(1,601,912) $(6,972,825) $(1,325,115)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========


Stock issued for cash,
$.50/share (unaudited)         --        --     1,562,000     781,000       --          --           --           --        781,000

Stock issued for services
$.50/share (unaudited)         --        --       334,000     167,000       --          --           --           --        167,000

Stock-based compensation
(unaudited)                    --        --          --          --         --       205,404         --           --        205,404

Stock issued in payment
of accounts payable,
$.50/share (unaudited)         --        --        98,000      49,000       --          --           --           --         49,000

Net loss, ended
 November 30, 2008
 (unaudited)                   --        --          --          --         --          --           --     (1,216,738)  (1,216,738)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
                            100,000  $167,500  14,540,407  $5,465,865       --    $2,818,661  $(1,601,912) $(8,189,563) $(1,339,449)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          October 28,
                                                                   6 months ended             2003
                                                            --------------------------      through
                                                             11/30/2008     11/30/2007     11/30/2008
                                                            -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                 $(1,216,738)   $  (484,727)    (8,189,563)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                                890          1,002        174,886
         Amortization of original issue discount                   --              615        677,588
      Reversal of contingent liability                             --         (150,000)          --
      Purchased in process research and development                --             --          274,399
      Stock-based compensation                                  372,404        210,658      2,488,080
      Changes in current assets and liabilities:
         Accrued legal settlement                                  --             --           75,000
         Prepaid expenses                                        24,505         24,391         60,203
         Other assets                                             3,889           --          (33,351)
         Accounts payable, accrued
         interest and accrued liabilities                        32,452        203,480        682,846
         Deposits                                                  --              495
                                                            -----------    -----------    -----------
   Net cash used in operating activities                       (782,598)      (194,086)    (3,789,912)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Furniture and equipment purchases                             (1,951)          --          (12,716)
                                                            -----------    -----------    -----------
   Net cash used in investing activities                         (1,951)          --          (12,716)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Capital contributions by president                              --             --            5,512
   Proceeds from notes payable to related parties                  --            2,000        702,649
   Payments on notes payable to related parties                 (34,543)        (3,800)      (110,528)
   Proceeds from notes payable issued to individuals               --          170,000        145,000
   Payments on notes payable issued to individuals               (7,000)          --           (7,000)
   Proceeds from convertible notes payable                         --           29,000        686,000
   Proceeds from the sale of common stock                       781,000           --        1,859,417
   Payments for offering costs                                     --             --          (81,867)
   Proceeds from issuance of stock of AITI acquisition             --             --          512,200
   Proceeds from issuance of stock of AGTI acquisition             --             --          100,000
   Proceeds from exercise of warrants                              --             --           28,350
                                                            -----------    -----------    -----------
   Net cash provided by financing activities                    739,457        197,200      3,839,733
                                                            -----------    -----------    -----------

Net change in cash                                              (45,092)         3,114         37,105

Cash, beginning of period                                        85,435         16,604          3,238
                                                            -----------    -----------    -----------

Cash, end of period                                         $    40,343    $    19,718         40,343
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                          $      --      $      --             --
                                                            ===========    ===========    ===========
      Interest                                              $      --      $      --            3,036
                                                            ===========    ===========    ===========




                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                          October 28,
                                                                   6 months ended             2003
                                                            --------------------------      through
                                                             11/30/2008     11/30/2007     11/30/2008
                                                            -----------    -----------    -----------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                               --             --            7,542
                                                            ===========    ===========    ===========
Common stock issued to former officer to repay
 working capital advance                                           --             --            5,000
                                                            ===========    ===========    ===========
Common stock issued for convertible debt                           --             --          662,000
                                                            ===========    ===========    ===========
Common stock issued for debt                                       --             --          120,082
                                                            ===========    ===========    ===========
Common stock issued on payment of accounts payable               49,000           --           49,000
                                                            ===========    ===========    ===========
Options to purchase common stock issued for debt                   --             --           62,341
                                                            ===========    ===========    ===========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt issued with warrants            --           23,662        680,662
                                                            ===========    ===========    ===========





See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2008 and 2007 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2008, filed with the Securities and Exchange Commission on March 12, 2010. Operating results for the three and six months ended November 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2008 and 2007 and the period October 28, 2003 through November 30, 2008, (b) the financial position at November 30, 2008, and (c) cash flows for the six month periods ended November 30, 2008 and 2007 and the period October 28, 2003 through November 30, 2008, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of June 3, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital,

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2008 or May 31, 2008. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2008 and 2007, and for the period October 28, 2003 through November 30, 2008.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


Financial Instruments
At November 30, 2008 and May 31, 2008, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of November 30, 2008 and 2007.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended November 30, 2008 and 2007, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 3,326,222 and 2,906,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2008 and 2007, respectively. Additionally, in July 2009, 100,000 shares of convertible preferred shares converted into 2,356,142 shares of common stock (see note 10).

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


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

AITI agreed to fund a two-year ($325,600) unrestricted project ($162,800 per year) under the Sponsored Research Agreement, with the primary objective during the first year to conduct lab work to provide well documented research studies. If after one year the desired outcome is not achieved, the agreement can be cancelled and the second year's payment is not required. The Company did not make the second payment and, consequently, the Company has no right to the above license agreement. Additionally, the milestone fee payable and royalties discussed above are no longer in force.

On January 30, 2007, CytoDyn, Inc. entered into an acquisition agreement with UTEK Corporation, to acquire 100% of the outstanding stock of Advanced Genetic Technologies, Inc. (AGTI), a Florida Corporation, in exchange for 100,000 preferred no par value stock convertible into $1,300,000 worth of common unregistered restricted

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


shares of CytoDyn, Inc. stock. The option to convert is any time after twelve
(12) months and before thirty six (36) months from the date of closing of the agreement. The conversion option has a floor price of $.30 per share, which limits the maximum number of shares that the Company may issue upon conversion to 4,333,333 shares of common stock (see Note 10). There was no derivative liability or beneficial conversion feature associated with the conversion option.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


5 - Convertible Notes:

During the year ended May 31, 2007, the Company issued convertible notes with 74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. The notes bear interest at 5.0% per annum. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. The Company can repay principal and accrued interest with common stock at the conversion price of $1.25. As of November 30, 2008, $77,500 of the $92,500 in convertible notes were converted into common stock. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. During the three and six month periods ended November 30, 2008 and 2007, the Company amortized approximately $0 and $615 of this discount, respectively, which is included as a component of interest expense. From October 28, 2003 to November 30, 2008, the Company amortized $92,500 of discounts related to convertible notes payable.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


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

6 - Promissory Notes:

During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes were originally due in six months and pay interest at 14.0% per annum. During the year ended May 31, 2008, the Company issued an additional $20,000 in promissory notes to third parties. The balance of the promissory notes was $138,000 as of November 30, 2008. The notes were all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date in six months increments while continuing to accrue interest. Additionally, subsequent to November 30, 2008, the notes were amended to become convertible into common stock (see Note 10). As a result of the extension of terms, and the conversion of some of the promissory notes to common stock, the Company has classified all of the notes as long-term as of November 30, 2008.

7 - Equity:

The Company has one stock-based equity plan at November 30, 2008. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of November 30, 2008 the company had 448,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumption for the periods ended November 30, 2008 and 2007:

                                           2008                  2007
                                   -------------------    -------------------
     Risk free rate                   2.56% - 2.84%             3.00%
     Dividend Yield                        0.00                  0.00
     Volatility                     124.00% - 156.00%           71.00%
     Expected term                      3.00 years            5.50 years

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


Net cash proceeds from the exercise of stock options and warrants were $0 for the six months ending November 30, 2008 and 2007, respectively. Compensation expense related to stock options and warrants was approximately $85,000, and $128,000 for the three months ended November 30, 2008 and 2007, respectively, and $205,000 and $251,000 for the six months ended November 30, 2008 and 2007, respectively. During the six months ended November 30, 2008 the company granted 205,000 options to employees and directors, which were valued and recorded as compensation expense.

The grant date fair value of options vested during the six month period ended November 30, 2008 and 2007 was approximately $201,000 and $225,000, respectively. The weighted average grant date fair value of options and warrants granted during the six month period ended November 30, 2008 and 2007 was $.30 and $.42, respectively. As of November 30, 2008 there was approximately $468,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of
1.65 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2008:

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                  Number of   Exercise   Contractual   Intrinsic
                                    Shares      Price       Life         Value
                                  ---------   --------   -----------   ---------
Options and warrants
  outstanding - May 31, 2008      3,227,222     $1.30       6.52       $ 143,000
Granted                             205,000     $0.34
Exercised                                 0
Forfeited/expired/cancelled        (106,000)    $.30
Options and warrants
  outstanding - November 30, 2008 3,326,222     $1.27       6.28       $  93,260

Outstanding exercisable
     - November 30, 2008          2,867,817     $1.32       6.09       $  77,211


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


During the year ended May 31, 2007, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $120,000. For the three and six-month periods ended November 30, 2007, the Company recognized approximately $30,000 and $60,000 of compensation expense related to this agreement. There was no compensation expense recognized in the corresponding 2008 periods.

During the six month period ended November 30, 2008, the Company issued 334,000 restricted shares of common stock for past consulting services. The Company recorded $167,000 in consulting expense during the six month period ended November 30, 2008 related to this transaction. The Company valued the shares issued based on third-party sales of common stock issued during the same period, as the Company believes this is the more readily determinable value for the transaction.

8 - Commitments and Contingencies:

In 2001, the Company sued its previous licensee, Amerimmune Pharmaceuticals, Inc. ("API") and its directors. The Company was ordered by the court to pay $150,000 in attorney fees to the insurance company of API and recorded a contingent liability for the amount. The Company appealed the Court's decision and, in December 2007, the Court's decision was reversed based on the appeal. Based on these facts and circumstances, the Company reversed the contingent Liability during 2007.

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of November 30, 2008, the Company has accrued $75,000 related to this settlement Agreement.

9 - Related Party Transactions:

As of November 30, 2008, the Company owed an officer promissory notes totaling of $9,971. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due is included in the accompanying consolidated financial statements as "indebtedness to related parties" and is treated as long-term as the amounts were not paid by November 30, 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


A director provided legal services to the Company over the past several years. As of November 30, 2008, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of November 30, 2008. As of November 30, 2008, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future. Since this has not been paid as of June 3, 2010, it is treated as long-term in the accompanying financial statements.

A former director of the Company is owed $337,341 related to certain clinical research data that was obtained by the former director and later purchased by the Company. As of November 30, 2008, the liability has no payment terms and no stated interest rate, and is included in the accompanying consolidated financial statements as "indebtedness to related parties." Since this has not been paid as of June 3, 2010, it is treated as long-term in the accompanying financial statements.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third, who subsequently became director of the company during 2008. Accordingly, the notes are classified as related party notes as of November 30, 2008, and have been designated as long-term as the notes have been extended multiple times and have no stated maturity date and has not been repaid as of June 3, 2010.

10 - Subsequent Events:

In April 2008, the Company's Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about May 1, 2008 and ended June 15, 2009, the Company has sold 3,876,508 restricted common shares and 1,938,254 warrants for proceeds totaling approximately $2,000,000. These securities were sold pursuant to an exemption from registration under Regulation D under The Act and will not be registered with the Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share, immediate vesting rights, and expire in April 2013.

                                   CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2008
                                   (UNAUDITED)


In July 2009, the Company amended certain promissory note agreements relating to unsecured related party promissory notes. The original terms had no conversion feature, a stated interest rate of 14% per annum, and had an original maturity of six months. Related to this amendment, the holders of the promissory notes were given the right to convert the face amount of the notes and accrued interest into shares of common stock at a fixed conversion price of $0.45 per share. At the commitment date, the date the notes were amended, the Company incurred a beneficial conversion feature of $50,000. The amendment to the unsecured promissory notes, limited the amount of promissory notes and accrued interest that could be converted to $225,000, effectively capping the number of common shares that could be converted to 500,000. As of the date of this filing, $146,456 of promissory notes converted into 325,459 shares of common stock.

In September 2009, the Company entered into an agreement with University of Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin. This study is intended as a prelude to an in-vivo stuffy. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by March 2010. Subsequent to November 30, 2008, the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). This is amount in included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

In June 2009, the Company received a request from a shareholder to convert 100,000 preferred shares into 2,356,142 restricted common shares pursuant to an Agreement dated January 2007. The common shares were to be converted at the average price per share over the last 10 days of trading prior to the conversion date which calculated to $.62 per share. The Agreement contained a floor price of $.30 per share, which effectively limited the maximum number of the common shares issued to an amount that was less than the Company's remaining authorized shares. These shares have not been registered with the SEC and are subject to the restrictions under Rule 144 of the Securities Act.

In February 2010, the Company negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of the company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2008
                                   (UNAUDITED)


In September 2009, the Company's Board of Directors approved a Private Placement to sell up to 400,000 shares of the Company's Series B Convertible Preferred Stock, no par value. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about September 23, 2009 and was completed on March 29, 2010. All 400,000 shares were sold and the gross proceeds from the sale were $2,000,000. Each share of Series B Convertible Preferred Stock will receive a 5% annual dividend and is convertible into ten (10) shares of Common Stock.

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

In October 2009, the Company's Board of Directors approved a
Private Placement to Sell up to 2,000,000 shares of the Company's common stock, no par value, at a price of $.50 per share. The offering commenced on or about November 2009 and was completed on March 29, 2010. All 2,000,000 shares were sold for proceeds totaling $1,000,000.

In April 2010, the Board issued 200,000 warrants to purchase the Company's common stock to Eware and Evolution Holdings, LLC with an exercise price of $2.00 per share. The warrants expire September 12, 2010.

In April 2010, the Board authorized the conversion of promissory notes totaling $9,000 into common stock at $.45 per share.

On April 24, 2010 the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 25,000,000 to 100,000,000 shares effective as of April 29, 2010.

In December 2009, and May 2010, the Company repurchased 500,000 and 200,000 shares of common stock at $.32 and $.50 per share, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors including those set forth in "Risk Factors" of the Company's May 31,2008 Form 10-K.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of June 3, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended November 30, 2008 and 2007 are as follows:

For the three months ended November 30, 2008 and 2007 the Company had no activities that produced revenues from operations.

For the three months ended November 30, 2008, the Company had a net loss of $(657,988) compared to a net loss of $(258,042) for the corresponding period in 2007. For the three months ended November 30, 2008, the Company incurred operating expenses of $(645,878) consisting primarily of Research and Development expenses, consulting, stock-based compensation, legal fees, and salaries.

For the three months ended November 30, 2007, the Company had a net loss of $(258,042). In the same period, the Company incurred operating expenses of $(247,488) consisting primarily of stock-based compensation, legal fees and salaries.

The increase in operating expenses of $398,390 from the three month period November 30, 2008 compared to the three months ended November 30, 2007 related primarily to an increase in Research and Development expenses offset by a decrease in legal fees. Research and Development expense increased due to the costs associated with the development of our lead product Cytolin (R). Additionally, General and Administrative costs increased due primarily to salaries and consulting expenses, offset by a decrease in stock-based compensation.

Results of Operations for the six months ended November 30, 2008 and 2007 are as follows:

For the six months ended November 30, 2008 and 2007 the Company had no activities that produced revenues from operations.

For the six months ended November 30, 2008, the Company had a net loss of $(1,216,738) compared to a net loss of $(484,727) for the corresponding period in 2007. For the three months ended November 30, 2008, the Company incurred operating expenses of $(1,198,318) consisting primarily of Research and Development expenses, consulting, stock-based compensation, legal fees, and salaries.

For the six months ended November 30, 2007, the Company had a net loss of $(484,727). In the same period, the Company incurred operating expenses of $(471,886) consisting primarily of stock-based compensation, legal fees and salaries.

The increase in operating expenses of $726,432 from the six month period November 30, 2008 compared to the six months ended November 30, 2007 related primarily to an increase in Research and Development expenses offset by a decrease in legal fees. Research and Development expense increased due to the costs associated with the development of our lead product Cytolin (R). Additionally, General and Administrative costs increased due primarily to salaries and consulting expenses.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the six months ended November 30, 2008 and 2007, and since October 28, 2003 through November 30, 2008 the Company has had net losses of $(1,216,738) and $(484,727) and $(8,189,563), respectively. As of November 30, 2008, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through November 30, 2008 we raised cash of approximately $1,778,000 (net of offering costs) common stock financings and approximately $1,534,000 through the issuance notes payable.

Since October 28, 2003 through November 30, 2008, we have incurred $1,411,000 of research and development costs and approximately $7,440,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2008, we had an accumulated deficit of approximately $(9,791,000) and a working capital deficit of approximately $(424,000).

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future.

In September 2009, the Company raised $2,000,000 through a Private Placement Offering of preferred shares. The Company amended its articles and designated 400,000 preferred shares Series B to be sold at $5.00 share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued.

In April 2008, the Company's Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about May 1, 2008 and ended June 15, 2009, the Company has sold 3,876,508 restricted common shares and 1,938,254 warrants for proceeds totaling approximately $2,000,000. These securities were sold pursuant to an exemption from registration under Regulation D under The Act and will not be registered with the Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share, immediate vesting rights, and expire in April 2013.

In October 2009, the Company's Board of Directors approved a
Private Placement to Sell up to 2,000,000 shares of the Company's common stock, no par value, at a price of $.50 per share. The offering commenced on or about November 2009 and was completed on March 29, 2010. All 2,000,000 shares were sold for proceeds totaling $1,000,000.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the three month period ending November 30, 2008 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after November 30, 2008.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended November 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three month period ended November 30, 2008, the Company sold 871,000 restricted common shares at $.50 per share. In addition, the Company issued 334,000 shares of restricted common stock to for certain consulting shares at $.50 per share. The securities were issued pursuant to an exemption from Registration under Regulation D under "The Act" and will not be registered with the Securities and Exchange Commission.

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


DATE:      June 3, 2010                        BY: /s/ Allen D. Allen
       -----------------------                     -----------------------------
                                                   Allen D. Allen
                                                   President and CEO