Form 10-Q
period 2009-02-28
CYTODYN INC
filed 2010-06-23
CIK 1175680

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

For Quarter Ended: February 28, 2009            Commission File Number 000-49908
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

--------------------------------------------------------------------------------

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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On June 23, 2010, there were 19,890,796 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         -------

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of February 28, 2009
           (unaudited) and May 31, 2008                                     1

          Condensed Consolidated Statement of Operations for the
           Three and Nine months Ended February 28, 2009 and
           February 29, 2008, and for the Period from October 28, 2003
           to February 28, 2009 (unaudited)                                 2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to February 28,
           2009 (unaudited)                                               3 - 6

          Condensed Consolidated Statement of Cash Flows for the
           Nine Months Ended February 28, 2009 and February 29, 2008
           and for the Period from October 28, 2003 to
           February 28, 2009 (unaudited)                                  7 - 8

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                     9 - 23

Item 2    Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.                              24
          ------------------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk        28
          ----------------------------------------------------------

Item 4T   Controls and Procedures                                           28
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                 29
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       29
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                   29
          -------------------------------

Item 4    Submission of Matters to a Vote of Security Holders               29
          ---------------------------------------------------

Item 5    Other Information                                                 29
          -----------------

Item 6    Exhibits                                                          29
          --------


                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                                   February 28,      May 31,
                                                                       2009           2008
                                                                   (unaudited)
                                                                   -----------    -----------
               Assets
Current Assets:
   Cash                                                            $    21,154    $    85,435
   Prepaid insurance                                                       136         43,978
   Prepaid license fees                                                  7,500          7,500
                                                                   -----------    -----------
Total current assets                                                    28,790        136,913

Furniture and equipment, net                                             2,344          1,422

Intangible assets, net                                                     282            647

Other Assets                                                            31,475         37,240
                                                                   -----------    -----------

                                                                   $    62,891    $   176,222
                                                                   ===========    ===========

Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                                $   347,622    $   388,459
   Accrued liabilities                                                  24,424         25,274
   Short-term portion of legal accrual                                  25,000         50,000
   Accrued interest payable                                             69,850         44,337
                                                                   -----------    -----------
Total current liabilities                                              466,896        508,070

Long Term Liabilities
   Accrued salaries - related party                                    229,500        229,500
   Notes payable                                                       138,000        145,000
   Convertible notes payable, net                                       20,927         20,927
   Indebtedness to related parties                                     530,998        572,840
   Legal accrual                                                          --           25,000
                                                                   -----------    -----------

Total Liabilities                                                    1,386,321      1,501,337
                                                                   -----------    -----------

Shareholders' deficit:
   Preferred stock, no par value; 5,000,000 shares authorized,
         100,000 shares issued and outstanding                         167,500        167,500
   Common stock, no par value; 25,000,000 shares authorized,
         14,999,807 and 12,546,407 shares issued and outstanding
         at February 28, 2009 and May 31, 2008, respectively         5,674,833      4,468,865
   Additional paid-in capital                                        2,908,857      2,613,257
   Accumulated deficit on unrelated dormant operations              (1,601,912)    (1,601,912)
   Deficit accumulated during development stage                     (8,472,708)    (6,972,825)
                                                                   -----------    -----------
         Total shareholders' deficit                                (1,323,430)    (1,325,115)
                                                                   -----------    -----------

                                                                   $    62,891    $   176,222
                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.


                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                      October 28,
                                                                                                         2003
                                           Three months ended,             Nine months ended,           through
                                       2/28/2009       2/29/2008       2/28/2009       2/29/2008       2/28/2009
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    245,671    $    142,037    $    906,154    $    583,064    $  5,431,703
   Amortization / depreciation              2,376             416           7,017           1,418         181,013
   Research and development                  --              --           460,000            --         1,411,228
   Legal fees                              24,112          11,708          97,306         191,565         688,695
   Committments and contingencies            --              --              --          (150,000)           --
                                     ------------    ------------    ------------    ------------    ------------

        Total operating expenses          272,159         154,161       1,470,477         626,047       7,712,639
                                     ------------    ------------    ------------    ------------    ------------

        Operating loss                   (272,159)       (154,161)     (1,470,477)       (626,047)     (7,712,639)

Interest income                              --              --              --              --             1,627

Interest expense:
   Interest on convertible debt              --           (41,774)           --           (52,809)       (696,259)
   Interest on notes payable              (10,986)        (24,172)        (29,406)        (25,978)        (65,437)
                                     ------------    ------------    ------------    ------------    ------------
        Loss before income taxes         (283,145)       (220,107)     (1,499,883)       (704,834)     (8,472,708)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $   (283,145)   $   (220,107)   $ (1,499,883)   $   (704,834)   $ (8,472,708)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $       (.02)   $      (0.02)   $       (.11)          (0.06)   $       (.85)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          14,663,231      11,011,550      13,807,529      11,178,390      10,009,867
                                     ============    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through February 28, 2009


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



See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through February 28, 2009

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



See accompanying notes to condensed consolidated financial statements



                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through February 28, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Common stock issued
 to extinguish
 convertible debt              --        --       119,600     149,500       --          --           --           --        149,500

Convertible debt stock
 issued for
 AITI acquisition              --        --     2,000,000     934,399       --          --           --           --        934,399

Amortization of
 prepaid stock services        --        --          --          --      267,060        --           --           --        267,060

Common stock payable for
 prepaid services              --        --          --          --     (106,521)    120,000         --           --         13,479

Stock-based compensation       --        --          --          --         --       535,984         --           --        535,984

Warrants issued with
 convertible debt              --        --          --          --         --        92,500         --           --         92,500

Common stock issued for
 services                      --        --        30,000      26,400       --          --           --           --         26,400

Preferred shares
 issued AGTI                100,000   167,500        --          --         --          --           --           --        167,500

Net loss, May 31, 2007         --        --          --          --         --          --           --     (2,610,070)  (2,610,070)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2007     100,000   167,500  11,297,264   4,172,865   (106,521)  2,072,993   (1,601,912)  (5,779,141)  (1,074,216)

Amortization of prepaid
 stock for services            --        --          --          --      106,521        --           --           --        106,521

Stock based compensation       --        --          --          --         --       461,602         --           --        461,602

Common stock issued to
 extinguish convertible
 debt                          --        --       750,000      75,000       --          --           --           --         75,000

Rescission of common
 stock issued for services     --        --      (142,857)   (100,000)      --          --           --           --       (100,000)



See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through February 28, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Original issue discount
 convertible debt with
 warrants                      --        --          --          --         --         3,662         --           --          3,662

Original issue discount
 convertible debt with
 beneficial conversion
 feature                       --        --          --          --         --        75,000         --           --         75,000

Stock issued for cash
 ($.50/share)                  --        --       642,000     321,000       --          --           --           --        321,000

Net loss                       --        --          --          --         --          --           --     (1,193,684)  (1,193,684)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2008     100,000  $167,500  12,546,407  $4,468,865  $    --    $2,613,257  $(1,601,912) $(6,972,825) $(1,325,115)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========
Stock issued for cash,
$.50/share (unaudited)         --        --     1,801,800     900,900       --          --           --           --        900,900

Stock issued for services
$.50/share (unaudited)         --        --       388,200     194,100       --          --           --           --        194,100

Stock issued for services
$.37/share (unaudited)         --        --       150,000      55,500       --          --           --           --         55,500

Stock-based compensation
(unaudited)                    --        --          --          --         --       288,700         --           --        288,700

Stock issued in payment
of accounts payable,           --        --        98,000      49,000       --          --           --           --         49,000
$.50/share (unaudited)

Stock issued for services
$.42/share (unaudited)         --        --        15,400       6,468       --          --           --           --          6,468

Capital contribution
(unaudited)                    --        --          --          --         --         6,900         --           --          6,900

Net loss, ended
 February 28, 2009
 (unaudited)                   --        --          --          --         --          --           --     (1,499,883)  (1,499,883)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
                            100,000  $167,500  14,999,807  $5,674,833       --    $2,908,857  $(1,601,912) $(8,472,708) $(1,323,430)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          October 28,
                                                                 Nine months ended            2003
                                                            --------------------------      through
                                                             2/28/2009      2/29/2008      2/28/2009
                                                            -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                 $(1,499,883)   $  (704,834)    (8,472,708)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
    Amortization / depreciation                                   1,394          1,419        175,390
    Amortization of original issue discount                        --           50,972        677,588
      Reversal of contingent liability                             --         (150,000)          --
      Purchased in process research and development                --             --          274,399
      Stock-based compensation                                  544,768        346,130      2,710,443
      Changes in current assets and liabilities:
         Accrued legal settlement                               (50,000)          --           25,000
         Prepaid expenses                                        43,842         74,578         (7,636)
         Other assets                                             5,765           --          (31,475)
         Accounts payable, accrued
         interest and accrued liabilities                        32,826        193,311        720,396
         Deposits                                                  --          (38,880)
                                                            -----------    -----------    -----------
    Net cash used in operating activities                      (921,288)      (227,304)    (3,928,603)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Furniture and equipment purchases                            (1,951)          --          (12,715)
                                                            -----------    -----------    -----------
    Net cash used in investing activities                        (1,951)          --          (12,715)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
    Capital contributions by president                            6,900           --           12,412
    Proceeds from notes payable to related parties                 --            2,000        702,649
    Payments on notes payable to related parties                (41,842)       (20,300)      (117,827)
    Proceeds from notes payable issued to individuals              --          170,000        145,000
    Payments on notes payable issued to individuals              (7,000)          --           (7,000)
    Proceeds from convertible notes payable                        --           59,000        686,000
    Proceeds from the sale of common stock                      900,900           --        1,979,317
    Payments for offering costs                                    --             --          (81,867)
    Proceeds from issuance of stock of AITI acquisition            --             --          512,200
    Proceeds from issuance of stock of AGTI acquisition            --             --          100,000
    Proceeds from exercise of warrants                             --             --           28,350
                                                            -----------    -----------    -----------
    Net cash provided by financing activities                   858,958        210,700      3,959,234
                                                            -----------    -----------    -----------

Net change in cash                                              (64,281)       (16,604)        17,916

Cash, beginning of period                                        85,435         16,604          3,238
                                                            -----------    -----------    -----------

Cash, end of period                                         $    21,154    $      --           21,154
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                          $      --      $      --             --
                                                            ===========    ===========    ===========
      Interest                                              $      --      $      --            3,036
                                                            ===========    ===========    ===========



                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          October 28,
                                                                 Nine months ended            2003
                                                            --------------------------      through
                                                             2/28/2009      2/29/2008      2/28/2009
                                                            -----------    -----------    -----------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                               --             --            7,542
                                                            ===========    ===========    ===========
Common stock issued to former officer to repay
 working capital advance                                           --             --            5,000
                                                            ===========    ===========    ===========
Common stock issued for convertible debt                           --           75,000        662,000
                                                            ===========    ===========    ===========
Common stock issued for debt                                       --             --          120,082
                                                            ===========    ===========    ===========
Common stock issued on payment of accounts payable               49,000           --           49,000
                                                            ===========    ===========    ===========
Options to purchase common stock issued for debt                   --             --           62,341
                                                            ===========    ===========    ===========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt issued with warrants            --           53,662        680,662
                                                            ===========    ===========    ===========







See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2008 and 2007 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2008, filed with the Securities and Exchange Commission on March 12, 2010. Operating results for the three and nine months ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2009 and February 29, 2008 and the period October 28, 2003 through February 28, 2009, (b) the financial position at February 28, 2009, and (c) cash flows for the nine month periods ended February 28, 2009 and February 29, 2008 and the period October 28, 2003 through February 28, 2009, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of June 23, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital,

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of February 28, 2009 or May 31, 2008. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 28, 2009 and February 29, 2008, and for the period October 28, 2003 through February 28, 2009.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


Financial Instruments
At February 28, 2009 and May 31, 2008, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of February 28, 2009 and February 29, 2008.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended February 28, 2009 and February 29, 2008, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 3,326,222 and 2,906,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended February 28, 2009 and February 29, 2008, respectively. Additionally, subsequent to February 28, 2009, the Company has issued common stock, and potentially dilutive warrants and options (See Note 10).

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


5 - Convertible Notes:

During the year ended May 31, 2007, the Company issued convertible notes with 74,000 detachable common stock warrants to purchase common stock in exchange for proceeds of $92,500. The notes bear interest at 5.0% per annum. Principal and accrued interest are payable in any combination of cash and common stock at the option of the Company. The Company can repay principal and accrued interest with common stock at the conversion price of $1.25. As of November 30, 2008, $77,500 of the $92,500 in convertible notes were converted into common stock. The warrants to purchase common stock which accompanied the convertible promissory notes are exercisable at $2.50 per share, vest immediately, and expire in October 2010. Additionally, the Company recorded an original issue discount based on the fair value of the warrants. To recognize the original issue discount, the Company discounted the notes and increased additional paid-in capital by $92,500. The Company did not record the intrinsic value for conversion into the Company's common stock, as the discount was limited to the debt proceeds of $92,500, which was fully discounted by the fair value of the warrants. The discount was amortized over the life of the debt. During the three and nine month periods ended February 28, 2009 and 2008, the Company amortized approximately $0 and $615 of this discount, respectively, which is included as a component of interest expense. From October 28, 2003 to February 28, 2009, the Company amortized $92,500 of discounts related to convertible notes payable.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

6 - Promissory Notes:

During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes were originally due in six months and pay interest at 14.0% per annum. During the year ended May 31, 2008, the Company issued an additional $20,000 in promissory notes to third parties. The balance of the promissory notes was $138,000 as of February 28, 2009. The notes were all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date in six months increments while continuing to accrue interest. Additionally, subsequent to July 2009, the notes were amended to become convertible into common stock (see Note
10). As a result of the extension of terms, and the conversion of some of the promissory notes to common stock, the Company has classified all of the notes as long-term as of February 28, 2009.

7 - Equity:

The Company has one stock-based equity plan at November 30, 2008. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of February 28, 2009 the company had 448,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumption for the nine month periods ended February 28, 2009 and February 29, 2008:

                                           2009                   2008
                                   -------------------    -------------------
     Risk free rate                   2.56% - 2.84%               3.00%
     Dividend Yield                        0.00                   0.00
     Volatility                     124.00% - 156.00%            71.00%
     Expected term                      3.00 years             5.50 years

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


Net cash proceeds from the exercise of stock options and warrants were $0 for the nine months ending February 28, 2009 and February 29, 2008, respectively. Compensation expense related to stock options and warrants was approximately $83,000, and $105,000 for the three months ended February 28, 2009 and February 29, 2008, respectively, and $289,000 and $356,000 for the nine months ended February 28, 2009 and February 29, 2008, respectively. During the nine months ended February 28, 2009 the company granted 205,000 options to employees and directors, which were valued and recorded as compensation expense.

The grant date fair value of options vested during the nine month periods ended February 28, 2009 and February 29, 2008 was approximately $279,000 and $225,000, respectively. The weighted average grant date fair value of options and warrants granted during the nine month period ended February 28, 2009 and February 29, 2008 was $.30 and $.42, respectively. As of February 28, 2009 there was approximately $384,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.17 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2009:

                                                            Weighted
                                                Weighted    Average
                                                 Average   Remaining   Aggregate
                                    Number of   Exercise  Contractual  Intrinsic
                                      Shares      Price      Life        Value
                                    ---------   --------  -----------  ---------
Options and warrants
  outstanding - May 31, 2008        3,227,222     $1.30      6.52      $ 143,000
Granted                               205,000     $0.34
Exercised                                   0
Forfeited/expired/cancelled          (106,000)    $0.30
Options and warrants
  outstanding - February 28, 2009   3,326,222     $1.27      6.02      $  29,180

Outstanding exercisable
  - February 28, 2009               2,895,074     $1.33      5.80      $  27,108


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


During the year ended May 31, 2007, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $120,000. For the three and nine-month periods ended February 29, 2008, the Company recognized approximately $30,000 and $90,000 of compensation expense related to this agreement. There was no compensation expense recognized in the corresponding comparable periods.

During the nine month period ended February 28, 2009, the Company issued 503,600 restricted shares of common stock for past consulting services. The Company recorded approximately $256,000 in consulting expense during the nine month period ended February 28, 2009 related to this transaction. The Company valued the shares issued based on third-party sales of common stock issued during the same period, which approximated the fair value of the common stock at the respective commitment dates.

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

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of February 28, 2009, the Company has an accrual of $25,000 related to this settlement Agreement.

9 - Related Party Transactions:

As of February 28, 2009, the Company owed an officer promissory notes totaling of $2,672. The notes are due on demand and carry no interest rate. Management plans to repay the notes through cash payments, issuance of the Company's common stock, or a combination thereof. The balance due is included in the accompanying consolidated financial statements as "indebtedness to related parties" and is treated as long-term as the amounts were not paid by February 28, 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


A director provided legal services to the Company over the past several years. As of February 28, 2009, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of February 28, 2009. As of February 28, 2009 no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future. Since this has not been paid as of June 23, 2010, it is treated as long-term in the accompanying financial statements.

A former director of the Company is owed $337,341 related to certain clinical research data that was obtained by the former director and later purchased by the Company. As of February 28, 2009 the liability has no payment terms and no stated interest rate, and is included in the accompanying consolidated financial statements as "indebtedness to related parties." Since this has not been paid as of June 23, 2010, it is treated as long-term in the accompanying financial statements.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third, who subsequently became director of the company during 2008. Accordingly, the notes are classified as related party notes as of February 28, 2009 and have been designated as long-term as the notes have been extended multiple times and have no stated maturity date and has not been repaid as of June 23, 2010.

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

                                   CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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

In September 2009, the Company entered into an agreement with University of Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin. This study is intended as a prelude to an in-vivo stuffy. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by March 2010. Subsequent to February 28, 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). This is amount in included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2009
                                   (UNAUDITED)


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


Projected costs to complete our research and development as a pre-requisite for
-------------------------------------------------------------------------------
co-development and/or out-licensing.
------------------------------------

We negotiated a contract with manufacturer Vista Biologicals Corporation to manufacture a humanized version of the company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $47,500 was paid by May 2010. Although a murine (mouse) version of Cytolin(R) was used for previous human experience that included some 200 patients successfully treated for up to two years, as well as an encouraging Phase I(b)/II(a) study, the Company believes that a fully-humanized version is necessary for the clinical trial that is expected to follow the current one.

The Company expects to have its proprietary, fully-humanized version of Cytolin(R) ready for bulk manufacturing in Autumn 2010 in time for a possible follow-up clinical trial.

The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $$275,000 was paid by May 18, 2010. In May 2010, the Company agreed to provide an additional $204,000 for the current clinical trial of Cytolin(R) which is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of June 23, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended February 28, 2009 and February 29, 2008 are as follows:

For the three months ended February 28, 2009 and February 29, 2008 the Company had no activities that produced revenues from operations.

For the three months ended February 28, 2009, the Company had a net loss of $(283,145) compared to a net loss of $(220,107) for the corresponding period in 2008. For the three months ended February 28, 2009, the Company incurred operating expenses of $(272,159) consisting primarily of, consulting expense, stock-based compensation, legal fees, and salaries. There was no research and development expenses for the three months ended February 28, 2009.

For the three months ended February 28, 2008, the Company had a net loss of $(220,107). In the same period, the Company incurred operating expenses of $(154,161) consisting primarily of stock-based compensation, legal fees and salaries.

The increase in operating expenses of $117,998 from the three month period February 28, 2009 compared to the three months ended February 29, 2008 related primarily to an increase in consulting expenses offset by a decrease in stock compensation.

Results of Operations for the nine months ended February 28, 2009 and February 29, 2008 are as follows:

For the nine months ended February 28, 2009 and February 29, 2008 the Company had no activities that produced revenues from operations.

For the nine months ended February 28, 2009, the Company had a net loss of $(1,499,883) compared to a net loss of $(704,834) for the corresponding period in 2008. For the nine months ended February 28, 2009, the Company incurred operating expenses of $(1,470,477) consisting primarily of Research and Development expenses, consulting, stock-based compensation, legal fees, and salaries.

For the nine months ended February 29, 2008 the Company had a net loss of $(704,834). In the same period, the Company incurred operating expenses of $(626,047) consisting primarily of stock-based compensation, legal fees and Salaries, offset by a $150,000 reduction in expenses related to the reversal of a litigation settlement. The increase in operating expenses of $844,430 from the nine month period February 28, 2009 compared to the nine months ended February 29, 2008 related primarily to an increase in Research and Development expenses, salary expense, and consulting expense offset by a decrease in legal fees and stock compensation. Research and Development expense increased due to the costs associated with the development of our lead product Cytolin (R).


Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the nine months ended February 28, 2009 and February 29, 2008, and since October 28, 2003 through February 28, 2009 the Company has had net losses of $(1,499,883) and $(704,834) and $(8,472,708), respectively. As of February 28, 2009, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through February 28, 2009 we raised cash of approximately $1,897,000 (net of offering costs) common stock financings and approximately $1,534,000 through the issuance notes payable.

Since October 28, 2003 through February 28, 2009, we have incurred $1,411,000 of research and development costs and approximately $7,713,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of February 28, 2009, we had an accumulated deficit of approximately $(10,075,000) and a working capital deficit of approximately $(438,000).

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future.

In September 2009, the Company raised $2,000,000 through a Private Placement Offering of preferred shares. The Company amended its articles and designated 400,000 preferred shares Series B to be sold at $5.00 share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued. No shares have been converted as of June 23, 2010.

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

In September 2009 the Company entered into an agreement with Massachusetts General Hospital to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by CytoDyn by September 2009.

In March 2010, the Company agreed to provide an additional $204,000 for the current clinical trial of Cytolin(R).This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010. $102,000 was paid in March 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the nine month period ending February 28, 2009 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after February 28, 2009.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended February 28, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three month period ended February 28, 2009, the Company sold 239,800 restricted common shares at $.50 per share for cash. In addition, the Company issued 219,600 shares of restricted common stock for certain consulting services at prices ranging from $.37 to $.50 per share. The securities were issued pursuant to an exemption from Registration under Regulation D under "The Act" and will not be registered with the Securities and Exchange Commission.

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


DATE:       June 23, 2010                      BY: /s/ Allen D. Allen
       -----------------------                    -----------------------------
                                                  Allen D. Allen
                                                  President and CEO