Form 10-K
period 2009-05-31
CYTODYN INC
filed 2010-08-10
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

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

     Large accelerated filer [ ]            Accelerated filer  [ ]

     Non-accelerated filer   [ ]            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Act). [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 17,439,721

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 2, 2010 the registrant had 19,890,796 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------

                                  CYTODYN, INC

                    FORM 10-K FOR THE YEAR ENDED MAY 31, 2009

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

CytoDyn, Inc. is a biotechnology company (concept company) that develops pharmaceutical products to be marketed by one or more pharmaceutical marketing companies. Typically, the biotechnology company does not realize income from the sale of product sold directly by the biotechnology company. Rather, the biotechnology company develops a pharmaceutical product using funds provided by investors until the development of the product has progressed to the point where the biotechnology company can enter into a strategic alliance with a pharmaceutical marketing company. While there is no guarantee as to if or when CytoDyn will enter into such a strategic alliance, or what its terms might be, the pharmaceutical marketing company typically acquires a significant stake in the biotechnology company, thereafter providing the funds for completion of drug development, obtaining a right of first-refusal to market the drug if approved, along with an option to buy out the biotechnology company in stages, the last stage usually being after the drug has been marketed for a number of years. A maximum Return on Investment for those investing in the biotechnology company is usually achieved when the strategic alliance is in place or has been for a number of years, and before the product actually enters the marketplace.

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


Monoclonal Antibodies
Genetically engineered monoclonal antibodies are man-made antibodies that target specific antigens on a cell or compound. Advances in antibody production technologies, such as high productivity cell culture has enabled manufacturers to produce antibody products more cost-effectively. Many monoclonal antibodies have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials. Other companies have monoclonal antibodies in clinical research to treat HIV/AIDS however their approach is completely different from ours. Our monoclonal antibody treats HIV disease by preventing killer T cells from destroying the CD4 T cells in humans infected with HIV. It is the wholesale loss of CD4 T cells in humans infected with HIV that results in a suppression of the immune system, leading to the illness known as Acquired Immune Deficiency Syndrome or AIDS.

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

The Company went through a period of years where legal issues delayed the progress of this treatment. Also, at the time Cytolin(R) was discovered, the medical community was just beginning to develop antivirals as the protocol for treating HIV patients. Cytolin(R) is an immune based therapy that does not directly attack the virus and thus is not an antiviral. Cytolin(R) is part of a class of drugs called monoclonal antibodies or "targeted therapies". These targeted therapies did not exist when the Company was first formed. Today there are many that treat other serious diseases such as Cancer and Autoimmune diseases. Our Company's approach to HIV disease was unique but not incorrect. No other company is or has developed a targeted therapy that works like Cytolin(R) for HIV disease.

Current Clinical Trials

CytoDyn has agreed to provide a research grant and GMP product to Massachusetts General Hospital for the purpose of conducting an ex-vivo study of Cytolin(R). The study has enrolled 10 adults with early HIV infection and 10 healthy controls, each of whom will be required to participate for six months. This study is intended as a prelude to an in-vivo study and will take advantage of the facilities available at Massachusetts General Hospital to confirm, and perhaps sharpen, the role of killer T cells in causing the wholesale loss of CD4 T cells, as well as the mechanisms of action responsible for the clinical benefits observed in patients treated with Cytolin(R), including the roles played by various cytokines and cluster determinants (the "CD" used to categorize lymphocytes, such as "CD4 T cells").

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

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

We estimate that the initial clinical trial to be conducted by Massachusetts General Hospital will take one year to complete. The study enrollment began January 13, 2010, hence the trial began on that date. Enrollment for the study was completed on July 21, 2010, hence the completion of the clinical trial is expected in January 2011.Subsequently, CytoDyn, Inc. may fund a follow-up clinical trial at Massachusetts General Hospital using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost on the order of another half million dollars. We cannot estimate what the hospital's research grant will be until the hospital has provided those estimates.

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

The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $275,000 was paid by May 18, 2010. In May 2010, the Company agreed to provide an additional $204,000 for the current clinical trial of Cytolin(R) which is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010. Pursuant to our agreement with MGH $137,000 will be due on September 21, 2010. The Company has the funds earmarked for this payment when it becomes due.


Patents and Trademarks

We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. The Company intends to file new patent applications covering its humanized version(s) of Cytolin(R) by the end of the Calendar year 2010. However, we cannot guarantee that the new patent applications will be filed by then.

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


Research and Development Costs

Company sponsored research and development expenses were $468,700 and $164,147 in 2009 and 2008 respectively. We expect that research and development expenses will continue to increase as we seek to expand development of our current and future product pipeline.

Employees

We have four full time employees and a varying number of consultants engaged in management and product development. CytoDyn is severely understaffed and will expand its employee force if we complete further financings estimated to be $5 million to $15 million. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.


Item 1A.   Risk Factors

This item is not required for smaller reporting companies

Item 2.    Properties

Our principal offices are located at 1511 Third Street, Santa Fe, New Mexico 87505. We have leased approximately 1,200 square feet of office space for two years beginning September 1, 2008 until August 31, 2010 at $1,750 per month. The Company is currently negotiating a renewal for the office lease for one year beginning September 1, 2010.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

None for Fiscal Year Ended May 31, 2009.


                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

CytoDyn, Inc. trades on the OTC Markets under the ticker symbol CYDY. As of the date of this filing we had approximately 750 holders of our common stock.

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

The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the Pink Sheets quotations system:


Price Range of Outstanding Common Stock
---------------------------------------------------------------------
Year Ended May 31, 2009
---------------------------------------------------------------------
                                                      High     Low
--------------------------------------------------- -------- --------
First Quarter Ended August 31, 2008                  $1.00     $.30
--------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2008                 .66     $.38
--------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2009                  .49      .29
--------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2009                      .80      .37
---------------------------------------------------------------------

---------------------------------------------------------------------
Year Ended May 31, 2008
---------------------------------------------------------------------
                                                      High     Low
--------------------------------------------------- -------- --------
First Quarter Ended August 31, 2007                   $.80     $.55
--------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2007                $.65     $.11
--------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2008                 $.35     $.11
--------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2008                     $.96     $.13
---------------------------------------------------------------------


Securities Authorized for Issuance under Equity Compensation Plans.


                      Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of May 31, 2009:

                               (a)                  (b)                     (c)

                      Number of securities   Weighted-Average       Number of securities
                      to be issued           future exercise        remaining available for
                      upon exercise of       price of outstanding   issuance under equity
                      outstanding options,   options, warrants,     compensation plans
Plan category         warrants and rights    and rights             (excluding securities)
-------------------   --------------------   --------------------   -----------------------
Equity compensation
  plans approved by
  security holders          2,156,122                                       448,878
Equity compensation
 plans not approved
 by security
 holders(1)                 2,819,854

Total(2)
                            4,975,976          $        1.18                448,878

-----------
(1) As of May 31, 2009 we had: 16,221,315 shares of common stock issued and outstanding; 448,878 shares currently reserved and available for future option grants.


Recent Sales of Unregistered Securities

In April 2008 our Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, through a Placement Agent, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about April 4, 2008 and ended June 2009. The Company sold 3,876,509 restricted common shares and 1,970,754 warrants. These securities were sold pursuant to an exemption from registration under Regulation D under "The Act" and will not be registered with the Securities and Exchange Commission.

Related to the private placement above, during the year ended May 31, 2009, the Company sold 3,023,308 restricted shares of common stock at $.50 per share for cash.

The Company used the proceeds to manufacture our primary product Cytolin(R) for use in clinical trials. The remaining amount of the proceeds will be used for company operating expenses, patent fees and legal and auditing fees.

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

We negotiated with a contract manufacturer Vista Biologicals Corporation to manufacture GMP product for the next clinical trial of Cytolin(R) at a cost of $565,000, all of which was paid by September 2008. The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $275,000 was paid by March 18, 2010. Per our agreement the Company owes another $137,500 to MGH by September 21, 2010. The Company has the funds available to satisfy this payment due.

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

The Company expects to have its proprietary, fully-humanized version of Cytolin(R) ready for bulk manufacturing in 2010 in time for a possible follow-up clinical trial.

Human subjects have been recruited for the initial study conducted by Massachusetts General Hospital from the clinic of the Principal Investigator, Dr. Eric Rosenberg. The study protocol calls for 10 adults with early HIV infection and 10 healthy control subjects. The enrollment was closed as of July 23, 2010 therefore we expect the study to be completed by January 2011.

We registered a clinical trial of Cytolin(R) with the government's website at www.clinicaltrials.gov, ID NCT01048372. The public has online access to this federal database, which describes the key elements of clinical trials and their status. To peruse the continually updated public record for the study of Cytolin(R) on the government's website, enter "Cytolin" as search terms (case sensitive).

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

Patents
-------
We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market, sell and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. We may file additional patents during the current fiscal year if our research and development efforts warrant them, but we do not have any such potential patents identified at this time.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of August 9, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Results of operations for the year ended May 31, 2009 compared to May 31, 2008 are as follows:

     For the years ended May 31, 2009 and 2008 the Company had no activities that produced revenues from operations.

     For the year ended May 31, 2009, the Company had a net loss of approximately ($1,573,000) compared to a net loss of approximately $(1,194,000) for the corresponding period in 2008. For the year ended May 31, 2009 and 2008, the Company incurred operating expenses consisting primarily of stock-based compensation, legal fees, salaries, research and development, and amortization.

The operating expenses for the years ended May 31, 2009 and 2008 are as follows:

                                          2009             2008
                                     --------------   --------------
        Stock-based compensation     $      372,000   $      468,000
        Legal                                99,000          272,000
        Salaries and consulting             693,000           89,000
        Research and development            469,000          164,000
        Amortization                          9,000            1,000
        Other                               227,000           85,000
                                     --------------   --------------
        Total                        $    1,869,000   $    1,079,000
                                     ==============   ==============

Stock-based compensation decreased approximately $96,000 primarily due to a decrease in the amortization related to prepaid stock services, as well decreases in amortization related to common stock options and warrants. Salary expense increased in 2009 relative to 2008, as our operations increased with the additional financing. The research and development and consulting expense, as well as all other operating expenses increased during this time due to the increased funds available to pay these operating expenses. We incurred significant consulting expenses related to public relations. Additionally, proceeds from the cash stock sales was utilized to fund clinical trials related to Cytolin.

The decrease in legal expenses related to the costs involved during 2008 to settle certain litigation at that time. The high legal expenses in 2008 resulted in the reversal of a litigation settlement of $150,000, the reversal of this settlement was offset against operating expenses in 2008.

The decrease in interest expense from 2009 to 2008 is related to decreases in amortization of our original issue discount related to the beneficial conversion feature associated with the conversion option of certain debt. During 2008 the debt holders converted to common stock, and the associated discount was fully amortized to interest expense in 2008. During 2009 there were no beneficial conversion features associated with debt.

During 2009, we recognized approximately $337,000 in other income related to the extinguishment of certain debt. Given our current operating environment, we determined that the extinguishment was not extraordinary, but is not included in the operating income of the Company. The extinguishment was due to the statute of limitations expiring on a contract that created the debt.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the year ended May 31, 2009 and 2008, and since October 28, 2003 through May 31, 2009 we incurred net losses of approximately $(1,573,000) and $(1,194,000) and $(8,546,000),
respectively. As of May 31, 2009, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public equity securities and proceeds from notes payable. We intend on financing our future development activities and our working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From October 28, 2003 through May 31, 2009 we raised cash of approximately $2,590,000 (net of offering costs) through private placements of common stock financings and $1,534,000 through the issuance related party notes payable and convertible notes. Additionally, the company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years.

In April 2008, the Company's Board of Directors approved a Private Placement Memorandum to sell up to 6 million shares of common stock, no par value, a company offering. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about April 4, 2008 and ended June 15, 2009, the Company has sold 3,876,508 restricted common shares and 1,970,754 warrants for proceeds totaling approximately $2,000,000. These securities were sold pursuant to an exemption from registration under Regulation D under The Act and will not be registered with the Securities and Exchange Commission. The warrants have an exercise price of $1.00 per share, immediate vesting rights, and expire in April 2013.

In October 2009, the Company's Board of Directors approved a Private Placement to Sell up to 2,000,000 shares of the Company's common stock, no par value, at a price of $.50 per share. The offering commenced on or about November 2009 and was completed on March 29, 2010. All 2,000,000 shares were sold for proceeds totaling $1,000,000.

In September 2009, the Company raised $2,000,000 through a Private Placement Offering of preferred shares. The Company amended its articles and designated 400,000 preferred shares Series B to be sold at $5.00 per share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued.

Since October 28, 2003 through May 31, 2009, we have incurred approximately $1,420,000 of research and development costs and approximately $5,825,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of May 31, 2009, we had an accumulated deficit of approximately $10,148,000 and a working capital deficit of approximately $(219,000).

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future. We currently do not have any significant material commitments related to capital expenditures. As described above, we do have material commitments related to clinical trials of our product.

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


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies

Item 8.    Financial Statements and Supplementary Data


                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS

                                                                        PAGE
                                                                        ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  24

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2009 AND MAY 31, 2008          25

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
MAY 31, 2009 AND 2008, AND FOR THE PERIOD FROM
OCTOBER 28, 2003 TO MAY 31, 2009                                         26

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR
THE PERIOD FROM OCTOBER 28, 2003 TO MAY 31, 2009                      27 - 30

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
MAY 31, 2009 AND 2008 AND FOR THE PERIOD FROM
OCTOBER 28, 2003 TO MAY 31, 2009                                      31 - 32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            33 - 46

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
CytoDyn, Inc. (A Development Stage Company)
Santa Fe, New Mexico


We have audited the accompanying consolidated balance sheet of CytoDyn, Inc. (a development stage company) as of May 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the period from October 28, 2003 through May 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from October 28, 2003 through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,572,804 for the year ended May 31, 2009 and has an accumulated deficit of $8,545,629 for the period October 28, 2003 through May 31, 2009, respectively. As of May 31, 2009, the Company had $219,103 of negative working capital and $265,520 of cash with which to satisfy any future cash requirements, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Pender Newkirk & Company LLP
-----------------------------------
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
August 9, 2010

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                           May 31,
                                                 --------------------------
                                                     2009           2008
                                                 -----------    -----------
                       Assets
Current assets:
  Cash                                           $   265,520    $    85,435
  Prepaid insurance                                     --           43,978
  Prepaid license fees                                 7,500          7,500
                                                 -----------    -----------
Total current assets                                 273,020        136,913

Furniture and equipment, net                           1,963          1,422

Intangible assets, net                                   161            647

Other assets                                          29,600         37,240
                                                 -----------    -----------

                                                 $   304,744    $   176,222
                                                 ===========    ===========

       Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable                               $   269,870    $   388,459
  Accrued liabilities                                 49,424         25,274
  Short-term portion of commitment
   and contingencies                                  25,000         50,000
  Accrued interest payable                            80,329         44,337
  Short-term portion of notes payable                 67,500           --
                                                 -----------    -----------
Total current liabilities                            492,123        508,070
                                                 -----------    -----------

Other liabilities:
  Accrued salaries - related party                   229,500        229,500
  Notes payable, less current portion                 70,500        145,000
  Convertible notes payable, net                      21,937         20,927
  Indebtedness to related parties                    190,985        572,840
  Commitments and contingencies                         --           25,000
                                                 -----------    -----------
Total liabilities                                  1,005,045      1,501,337
                                                 -----------    -----------

Shareholders' deficit:
  Preferred stock; no par value;
   5,000,000 shares authorized;
   100,000 shares issued and outstanding             167,500        167,500
  Common stock; no par value;
   25,000,000 shares authorized;
   16,221,315 and 12,546,407 shares
   issued and outstanding
   at May 31, 2009 and 2008, respectively          6,285,587      4,468,865
  Additional paid-in capital                       2,994,153      2,613,257
  Accumulated deficit on unrelated
   dormant operations                             (1,601,912)    (1,601,912)
  Deficit accumulated during development stage    (8,545,629)    (6,972,825)
                                                 -----------    -----------
Total shareholders' deficit                         (700,301)    (1,325,115)
                                                 -----------    -----------

                                                 $   304,744    $   176,222
                                                 ===========    ===========


See accompanying notes to consolidated financial statements.

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                    October 28,
                                          Year Ended May 31,           2003
                                    ----------------------------      through
                                        2009            2008       May 31, 2009
                                    ------------    ------------   ------------
Operating expenses:
  General and administrative        $  1,291,773    $    790,871   $  5,824,818
  Amortization / depreciation              9,392           1,836        175,892
  Research and development               468,700         164,147      1,419,928
  Legal fees                              99,385         271,894        690,774
  Commitments and contingencies             --          (150,000)          --
                                    ------------    ------------   ------------
Total operating expenses               1,869,250       1,078,748      8,111,412
                                    ------------    ------------   ------------

Operating loss                        (1,869,250)     (1,078,748)    (8,111,412)

Interest income                             --              --            1,627
Extinguishment of debt                   337,342            --          337,342

Interest expense:
  Interest on convertible debt              --           (78,905)      (696,259)
  Interest on notes payable              (40,896)        (36,031)       (76,927)
                                    ------------    ------------   ------------

Loss before income taxes              (1,572,804)     (1,193,684)    (8,545,629)

Income tax provision                        --              --             --
                                    ------------    ------------   ------------

Net loss                            $ (1,572,804)   $ (1,193,684)  $ (8,545,629)
                                    ============    ============   ============

Basic and diluted loss per share    $       (.11)   $      (0.10)  $       (.83)
                                    ============    ============   ============

Basic and diluted weighted average
 common shares outstanding            14,210,631      10,997,063     10,253,019
                                    ============    ============   ============






See accompanying notes to consolidated financial statements.


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2009

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


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
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


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2009

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


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through May 31, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                             Preferred Stock        Common Stock       Stock for  Additional                  During
                            -----------------  ----------------------   Prepaid     Paid-in   Accumulated  Development
                             Shares   Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Rescission of common
 stock issued for services     --        --      (142,857)   (100,000)      --          --           --           --       (100,000)

Original issue discount
 convertible debt with
 warrants                      --        --          --          --         --         3,662         --           --          3,662

Original issue discount
 convertible debt with
 beneficial conversion
 feature                       --        --          --          --         --        75,000         --           --         75,000

Stock issued for cash
 ($.50/share)                  --        --       642,000     321,000       --          --           --           --        321,000

Net loss                       --        --          --          --         --          --           --     (1,193,684)  (1,193,684)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2008     100,000  $167,500  12,546,407  $4,468,865  $    --    $2,613,257  $(1,601,912) $(6,972,825) $(1,325,115)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Stock issued for cash,         --        --     3,023,308   1,511,654       --          --           --           --      1,511,654
$.50/share

Stock issued for services      --        --       388,200     194,100       --          --           --           --        194,100
$.50/share

Stock issued for services
$.37/share                     --        --       150,000      55,500       --          --           --           --         55,500

Stock-based compensation       --        --          --          --         --       371,996         --           --        371,996


Stock issued in payment
of accounts payable,           --        --        98,000      49,000       --          --           --           --         49,000
$.50/share

Stock issued for services
$.42/share                     --        --        15,400       6,468       --          --           --           --          6,468

Capital contribution           --        --          --          --         --         8,900         --           --          8,900

Net loss, ended
 May 31, 2009                  --        --          --          --         --          --           --     (1,572,804)  (1,572,804)
                            -------  --------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
                            100,000  $167,500  16,221,315  $6,285,587  $    --    $2,994,153  $(1,601,912) $(8,545,629) $  (700,301)
                            =======  ========  ==========  ==========  =========  ==========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                        October 28,
                                                              Year Ended May 31,           2003
                                                         --------------------------       through
                                                             2009           2008       May 31, 2009
                                                         -----------    -----------    ------------
Cash flows from operating activities
  Net loss                                               $(1,572,804)   $(1,193,684)   $(8,545,629)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
  Amortization / depreciation                                  1,896          1,836        175,892
  Amortization of original issue discount                      1,010         76,204        678,598
Extinguishment of debt                                      (337,342)          --         (337,442)
Reversal of contingent liability                                --         (150,000)          --
Purchased in-process research and
     development                                                --             --          274,399
    Accrued legal settlement                                    --           75,000         25,000
    Stock-based compensation                                 628,064        468,123      2,793,839
    Changes in current assets and liabilities:
      Decrease in prepaid expenses                            43,978         41,776         (7,500)
      Increase in other assets                                 7,640        (36,745)       (29,600)
      Increase in accounts payable, accrued
       interest and accrued liabilities                      (59,447)       244,182        678,123
                                                         -----------    -----------    -----------
  Net cash used in operating activities                   (1,287,005)      (473,308)    (4,294,320)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Furniture and equipment purchases                           (1,951)          --          (12,715)
                                                         -----------    -----------    -----------
                                                              (1,951)          --          (12,715)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  Capital contributions by executive                           8,900           --           14,412
  Proceeds from notes payable to related parties                --          154,800        702,649
  Payments on notes payable to related parties               (44,513)       (37,661)      (120,498)
  Proceeds from notes payable issued to individuals             --           20,000        145,000
  Payments on notes payable issued to individuals             (7,000)          --           (7,000)
  Proceeds from convertible notes payable                       --           84,000        686,000
  Proceeds from the sale of common stock                   1,511,654        321,000      2,590,071
  Payments for offering costs                                   --             --          (81,867)
  Proceeds from issuance of stock for AITI acquisition          --             --          512,200
  Proceeds from issuance of stock for AGTI acquisition          --             --          100,000
  Proceeds from exercise of warrants                            --             --           28,350
                                                         -----------    -----------    -----------
  Net cash provided by financing activities                1,469,041        542,139      4,569,317
                                                         -----------    -----------    -----------

Net change in cash                                           180,085         68,831        262,282

Cash, beginning of period                                     85,435         16,604          3,238
                                                         -----------    -----------    -----------

Cash, end of period                                      $   265,520    $    85,435    $   265,520
                                                         ===========    ===========    ===========



See accompanying notes to consolidated financial statements




                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                                        October 28,
                                                              Year Ended May 31,           2003
                                                         --------------------------       through
                                                             2009           2008       May 31, 2009
                                                         -----------    -----------    ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                         $      --      $      --      $       --
                                                         ===========    ===========    ============
    Interest                                             $              $     1,910    $      3,036
                                                         ===========    ===========    ============

Non-cash investing and financing transactions:
  Net assets acquired in exchange for common stock
   in CytoDyn/Rexray business combination                $      --      $      --      $      7,542
                                                         ===========    ===========    ============
  Common stock issued to former officer to repay
   working capital advance                               $      --      $      --      $      5,000
                                                         ===========    ===========    ============
  Common stock issued for convertible debt               $              $    75,000    $    662,000
                                                         ===========    ===========    ============
  Common stock issued for debt                           $      --      $      --      $    120,082
                                                         ===========    ===========    ============
  Options to purchase common stock issued for debt       $      --      $      --      $     62,341
                                                         ===========    ===========    ============
  Original issue discount and intrinsic value of
   beneficial conversion feature related to debt
   issued with warrants                                  $              $    78,662    $    680,662
                                                         ===========    ===========    ============

  Common stock issued on payment of accounts payable     $    49,000    $      --      $     49,000
                                                         ===========    ===========    ============









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

Advanced Influenza Technologies, Inc. ("AITI") was incorporated under the laws of Florida on June 9, 2006 pursuant to an acquisition during 2006.

Advanced Genetic Technologies, Inc. ("AGTI") was incorporated under the laws of Florida on December 18, 2006 pursuant to an acquisition during 2006.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of August 9, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of May 31, 2009 or May 31, 2008. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for years ended May 31, 2009 and 2008, and for the period October 28, 2003 to May 31, 2009.

Research and Development

Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Instruments

At May 31, 2009 and May 31, 2008, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of May 31, 2009 and May 31, 2008.

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

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 4,975,976, 3,227,222 and 4,975,976 shares of common stock were not included in the computation of diluted weighted average common shares outstanding for the periods ended May 31, 2009, 2008, and for the period October 28, 2003 to May 31, 2009 respectively, as inclusion would be anti-dilutive for these periods. Additionally, subsequent to May 31, 2009, the Company issued common stock and potentially dilutive common stock warrants and options (see Note 11).

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at May 31, 2009 or 2008 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2006.

Reclassification

Certain prior period amounts have been reclassified to comply with current period presentation.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3 - Stock Options and Warrants

The Company has one stock-based equity plan at May 31, 2009. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of May 31, 2009 the Company had 448,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2009 and 2008:

                                           2009         2008
                                        ----------   -----------
      Risk free rate                       2.84          3.0%
      Dividend yield                        -             -
      Volatility                           124%         70.0%
      Expected term                      3 years      5.5 years

Net cash proceeds from the exercise of stock options and warrants were $0 for the periods ended May 31, 2009 and May 31, 2008, respectively and approximately $28,000 for the period October 28, 2003 to May 31, 2009. Compensation expense related to stock options and warrants was approximately $372,000, and $462,000 for the periods ended May 31, 2009 and 2008, respectively. During 2009 and 2008, the Company granted 205,000 and 859,000 options to employees and directors, which were valued and recorded as compensation expense above. Additionally, the Company granted 1,649,754 and 321,000 of warrants in conjunction with the issuance of common stock (see note 4). The warrants have an exercise price of $1.00 per share, immediate vesting, and expire five years from the date of grant.

The grant date fair value of options and warrants vested during the periods ended May 31, 2009 and 2008 was approximately $356,000 and 432,000, respectively. The weighed average grant date fair value of options and warrants granted during the periods ended May 31, 2009 and 2008 was $.30 and $.42 respectively. As of May 31, 2009, there was approximately $301,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of
1.20 years.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table represents stock option and warrants activity for the periods ended May 31, 2009 and 2008:

                                                          Weighted
                                                           Average
                                            Weighted      Remaining   Aggregate
                              Number of     Average      Contractual  Intrinsic
                                Shares   Exercise Price     Life        Value
                              ---------  --------------  -----------  ---------
Options and warrants
 outstanding - May 31, 2007   2,047,222            1.61         6.69    204,200
Granted                       1,180,000             .77            -          -
Exercised                             -               -            -          -
Forfeited/expired/cancelled           -               -            -          -
                              ---------  --------------  -----------  ---------
Options and warrants
 outstanding - May 31, 2008   3,227,222            1.30         6.52    143,000
Granted                       1,854,754             .93            -          -
Exercised                             -               -            -          -
Forfeited/expired/cancelled    (106,000)            .30            -          -
                              ---------  --------------  -----------  ---------
Options and warrants
 outstanding May 31, 2009     4,975,976            1.18         5.37    164,500
                              =========  ==============  ===========  =========
Exercisable - May 31, 2009    4,649,987            1.20         5.21    156,615
                              =========  ==============  ===========  =========


4 - Stock issued for services and cash

During 2009, the Company issued 3,023,308 shares of common stock at $.50 per share to certain investors and realized cash proceeds of $1,511,654. The stock was sold in a private placement, and in conjunction with the above common stock, the Company issued 1,649,754 warrants to the investors.

During 2009, the Company issued 553,600 shares of common stock at prices ranging from $.37 to $.50 per share for certain public relation services. The Company valued the shares issued for these services based on third party cash sales of common stock issued during the same period, which approximated the trading price of the common stock at the respective commitment dates. All services were earned during 2009, and accordingly, the Company recognized approximately $256,000 in consulting expense related to these service during 2009.

During the year ended May 31, 2006, the Company issued 142,857 restricted shares to a public relations company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $250,000. On July 16, 2007, the Company cancelled the 142,857 shares of restricted common stock for non-performance. The expense associated with the original issuance had previously been amortized as compensation expense over the requisite life of the agreement. In conjunction with the cancellation, the Company reduced compensation expense by $100,000 during 2008 at the date of cancellation for non-performance under the contract, which represented the fair market value of the common stock on the date of cancellation.

During 2007, the Company issued 100,000 shares of Series A Convertible preferred stock (Series A), with 5,000,000 shares authorized for issuance. The conversion price is based on the previous ten-day average closing stock price on the day of conversion. However, the conversion price has a fixed floor of $.30 per share, which effectively limits the number of shares that could be converted to less than the authorized shares. Subsequent to May 31, 2009, all 100,000 outstanding shares of preferred stock converted into 2,356,142 shares of common stock. The Series A has no voting rights. The Series A holders rank senior to the common share holders in liquidation preference.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended May 31, 2006, the Company issued 40,000 restricted common shares to a consulting company in accordance with an agreement to perform services over the following year. The Company valued the shares at the market price of the Company's common stock on the date the agreement was executed in the amount of $120,000. For the periods ended May 31, 2009 and 2008, the Company recognized approximately $-0- and $107,000 of compensation expense related to this agreement.


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

6 - Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2009 and 2008, and for the period ended October 28, 2003 through May 31, 2009.

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
                                                           ------
                                                             0.0%
                                                           ======

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net deferred tax assets and liabilities are comprised of the following as of May 31, 2009 and 2008:

    Deferred tax asset (liability) current:
      Accrued salary and expenses                $   134,000    $   111,000
      Warrant amortization                            29,000         28,000
      Valuation allowance                           (163,000)      (139,000)
                                                 -----------    -----------
                                                 $         0    $         0
                                                 ===========    ===========
    Deferred tax asset (liability) non-current
     Net operating loss                          $ 2,258,000    $ 1,629,000
     Expense on non-qualified stock
      options and OID amortization                   336,000        243,000
      Other                                            3,000           --
     Valuation allowance                         $(2,597,000)   $(1,872,000)
                                                 -----------    -----------
                                                 $         0    $         0
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

At May 31, 2009, the Company had available net operating loss carryforwards of approximately $6,052,000, which expire beginning in 2023.

7 - Convertible Notes



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

During the year ended May 31, 2008, the Company issued a $9,000 convertible promissory note with 9,000 detachable warrants to purchase common stock at an exercise price of $.30 in exchange for proceeds totaling $9,000. The note bears interest at 14.0%. The warrants to purchase common stock vest immediately and expire in 2011. The Company valued the warrants utilizing the Black-Scholes option valuation model, and the resulting fair value was recorded as a debt discount of $3,662. For the periods ended May 31, 2009 and 2008, the Company recognized $1,010 and $589 of interest expense related to the discount amortization.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8 - Promissory Notes

During the year ended May 31, 2007, the Company issued $125,000 in unsecured promissory notes to third parties. The principal and interest on the notes were originally due in six months and pay interest at 14.0% per annum. During the year ended May 31, 2008 the Company issued an additional $20,000 in promissory notes to third parties. The notes were all due in six months and pay interest of 14.0% per annum. The parties have agreed to extend the due date in six month increments while continuing to accrue interest. Additionally, subsequent to May 31, 2009, the notes were amended to become convertible into common stock (see
Note 11). As a result of the extension of terms, and the subsequent conversion of some of the promissory notes to common stock, the Company has classified $70,500 of the notes as long-term as of May 31, 2009. The remaining portion or $67,500 was paid subsequent to May 31, 2009, and is classified as short-term based on the timing of the payments.

9 - Commitments and Contingencies

In 2001, the Company sued its previous licensee, Amerimmune Pharmaceuticals, Inc. ("API"), and its directors. The Company was ordered by the court to pay $150,000 in attorney fees to the insurance company of API. and recorded a contingent liability for the amount. Prior to issuance of the financial statements, the Company appealed the Court's decision and, in December 2007, the Court's decision was reversed based on the appeal. Based on these facts and circumstances, the Company reversed the recording of the contingent liability during fiscal year 2008, which is included as a reduction of operating expenses in 2008.

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before December 31, 2009 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 is unsecured and accrues interest at 10.0% per annum. As of May 31,2009, the Company's remaining accrual for this litigation is $25,000. For the period ended May 31, 2008, the Company recorded $75,000 in legal expense related to this litigation.

10 - Related Party Transactions

As of May 31, 2008, the Company owed two officers promissory notes totaling of $44,513. During 2009, the notes were paid in full, and the balances are $-0- at May 31,2009.

A director provided legal services to the Company over the past several years. As of May 31, 2009, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of May 31, 2009. As of May 31, 2009, no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A former director of the Company was owed $337,342 related to certain clinical research data that was obtained by the former director and later purchased by the Company. During 2009, the contract that created the debt, expired pursuant to the statute of limitations. As a result, during the period ended May 31, 2009, the Company recognized $337,342 in income due to the extinguishment of this debt.


In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third party, who subsequently became a director of the Company during 2008. Accordingly, the notes are classified as related party notes as of May 31, 2009, and have been designated as long-term as the notes have been extended multiple times and have no stated maturity date.

Patents

The Company has a License Agreement with Allen D. Allen the Company's President and CEO that gives the exclusive right to develop, market, sell and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian, and Canadian patents have been obtained as well. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. The Company estimates the costs associated with these issued patents to be approximately $100,000 per year. The Company may file additional patents during the current fiscal year if the research and development efforts warrant them, but the Company does not have any such potential patents identified at this time.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11 - Subsequent Events


In July 2009, the Company amended the promissory note agreements relating to $295,000 in unsecured promissory notes ($150,000 of the notes are to a related party). The original terms had no conversion feature, a stated interest rate of 14% per annum, and had an original maturity of six months. Related to this amendment, the holders of the promissory notes were given the right to convert the face amount of the notes and accrued interest into shares of common stock at a fixed conversion price of $0.45 per share. At the commitment date, the date the notes were amended, the Company incurred a beneficial conversion feature of $50,000. The amendment to the unsecured promissory notes, limited the amount of promissory notes and accrued interest that could be converted to $225,000, effectively capping the number of common shares that could be converted to 500,000. As of the date of this filing, $146,456 of promissory notes converted into 325,459 shares of common stock.

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by March 2010. During 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000 by September 21, 2010. This is amount in included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2009 the Company received a request from a shareholder to convert 100,000 preferred shares into 2,356,142 restricted common shares pursuant to an Agreement dated January 2007. The common shares were to be converted at the average price per share over the last 10 days of trading prior to the conversion date which calculated to $.62 per share. The Agreement contained a floor price of $.30 per share, which effectively limited the maximum number of the common shares issued to an amount that was less than the Company's authorized shares. These shares have not been registered with the SEC and are subject to the restrictions under Rule 144 of the Securities Act.

In January 2010, the Company granted 2,177,238 stock options to employees and consultants. The options have an exercise price of $1.95, expire ten years from grant, and vest over three years.

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

In December 2009, and May 2010, the Company repurchased 1,200,000 and 200,000 shares of common stock at $.28 and $.50 per share, respectively.

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

On April 24, 2010 the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 25,000,000 to 100,000,000 shares effective as of April 29, 2010. The shareholders also approved to increase the number of shares available in the Company's Stock Option and Incentive plan from 2,000,000 to 5,000,000.

In January 2010, two of the Company's executives forgave approximately $230,000 in accrued salaries that are included as "Accrued salaries - related party" at May 31, 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 9A(T). Other Information

(a) Disclosure Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

As of May 31, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2009 as a result of the material weakness in internal control over financial reporting discussed below.

(b) Changes in Internal Control over Financial Reporting

Changes in Control Over Financial Reporting
-------------------------------------------

No change in the Company's internal control over financial reporting occurred during the year ended May 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2009 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

As a result of recently passed legislation, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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


Item 11.   Executive Compensation

The following table provides an overview of compensation that CytoDyn, Inc. paid to the Named Executive Officers for the fiscal years ended May 31, 2009 and 2007.


                           Summary Compensation Table
                Annual Compensation Long Term Compensation Awards
             (a)                 (b)                 (d)    (e)     (f)        (g)           (h)            (i)        (j)
                                                                            Non-equity   Nonqualified
                                                                            incentive      deferred
                                                           Stock   Option      plan      compensation    All other
                                          Salary    Bonus  Awards  Awards  compensation    earnings    Compensation   Total
Name and principal position     Year        ($)      ($)    ($)     ($)        ($)           ($)            ($)        ($)
---------------------------  ---------  ----------  -----  ------  ------  ------------  ------------  ------------  -------
Allen D. Allen,
 President & CEO (1)         5/31/2008    150,000     -      -     114,507      -             -              -       264,507
                             5/31/2009    150,000     -      -         -        -             -              -       150,000

Corinne Allen, CFO (2)       5/31/2008    100,000     -      -     114,507      -             -              -       214,507
                             5/31/2009    100,000     -      -         -        -             -              -       100,000

Nader Pourhassan, COO (3)    5/31/2008       -        -      -         -        -             -              -          -
                             5/31/2009    200,000     -    80,500      -        -             -              -       380,500

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

                  Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable for each of our named executive officers as of May 31, 2009.


         (a)              (b)           (c)            (d)           (e)
                           # of Securities
                       Underlying Unexercised
                           Options at FYE
                           May 31, 2009 (#)          Options
                                                     Exercise
                         Unexercised Options      Options Price   Expiration
Name                  Exercisable/Unexercisable        ($)           Date
-------------------   -------------------------   -------------   ---------
Allen D. Allen, CEO     260,479     114,521       $.72 - $2.95    2016/2017
Corinne Allen, CFO      260,479     114,521       $.72 - $2.95    2016/2017

(1) Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn, Inc., 1511 Third Street, Santa Fe, NM 87505.

(2) (3)Includes options that have been granted and vested:

Mr. Allen has options to purchase 375,000 Shares of common stock. 260,479 have vested. None have been exercised to date. 50,000 were Granted in FYE 2006 and 25,000 were Granted in FYE 2007, 300,000 were Granted in FYE 2008.

Ms. Allen has options to purchase 375,000 Shares of common stock. 260,479 have vested. None have been exercised to date. 50,000 were Granted in FYE 2006, 25,000 were Granted in FYE 2007, 300,000 were Granted in FYE 2008.

We know of no arrangements concerning anyone's ownership of stock, which may, at a subsequent date, result in a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of May 31, 2009, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our
                                             Beneficial          Approximate
Name And Address of Beneficial Owner (1)     Ownership (2)(3)   Percent Owned
----------------------------------------     ----------------   -------------

Utek Corp (not officers or directors)          3,083,170             17.9%

Allen D. Allen, CEO                            1,786,415             10.4%

Corinne Allen, CFO                             1,510,921             8.8%

Nader Pourhassan, COO                            220,000              1.3%

Gregory A. Gould, Director                        80,000              .5%

Ronald J. Tropp, Director                        110,000              .6%

George F. Dembow, Director                       367,000              2.1%

TOTAL OFFICERS AND DIRECTORS AS A GROUP        4,074,336             24%

     (1) Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn, Inc., 1511 Third Street, Santa Fe, New Mexico 87505.

     (2) Each Shareholder has sole voting and investment power for the Shares they beneficially own. This table is based upon information supplied by Officers, Directors, Principal Shareholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of May 31, 2009, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the Shareholders named in the table have sole voting and investment power with respect to all Shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

     (3) Includes options that have been granted and vested:


Item 13.   Certain Relationships and Related Transactions and Director
           Independence

Related Party Transactions, Actual or Proposed, during the two years ended May 31, 2009. We propose to be, or during the last two years were, party to certain transactions involving amounts in excess of $120,000, in which our Directors, Executive Officers, others hold more than 5% of any class of our securities, or their immediate family members, had or will have a material interest. The interested parties and transactions are described below.

Services Provided by Ronald J. Tropp. Director, Ronald J. Tropp, Esq., has provided legal services to us and to CytoDyn of New Mexico, Inc. for a number of years. Currently, we owe him the sum of $40,985 for these services. Mr. Tropp received 60,000 options as partial payment of his services. We anticipate that Mr. Tropp will provide additional legal services to us in the future.

In January 2004 we issued to Allen D. Allen, our President, Chief Executive Officer and the Chairman of our Board of Directors, a non interest bearing promissory note, payable on demand, in the original principal amount of $22,788. The note reflects advances made to us by Mr. Allen during the years ending on May 31, 2003 and May 31, 2004. The sum owed does not bear interest and is payable on demand. As of May 31, 2008 the debt owed to Allen D. Allen was $16,492. During 2009, the $16,492 was paid in full, and as of May 31, 2009 the balance is $-0-.

Notes Given to Corinne Allen. In January 2004, we issued to Corinne E. Allen, our Vice President of Business Development, Treasurer and Director, two non interest bearing promissory notes, each payable on demand, in the original principal amounts of $50,000 and $38,906. The $50,000 note was paid in full in February, 2004. As of May 31, 2008, the debt owed to Corinne Allen was $28,021. During 2009, the $28,021 was paid in full, and as of May 31, 2009 the balance is $-0-.

Notes given to George Dembow. In May and July 2007, we issued to George Dembow, A director of the Company $150,000 in interest-bearing promissory notes. The notes Bear interest at 14% per annum, are unsecured, and have no stated maturity date. As of May 31, 2009, the balance of the notes is $150,000, and is included as "Indebtedness to Related parties" in the financial statements.

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

The Company also intends to file one or more new patent applications covering its humanized version(s) of Cytolin by the end of calendar 2010. However, the Company cannot guarantee that the new patent applications will be filed by then.

Our independent Directors include Ronald J. Tropp, Esq, Gregory Gould, CPA, and George F. Dembow.

Item 14.  Principal Accounting Fees and Services

Approval of Services
The Board of Directors has resolved to establish an audit committee composed of our chief financial officer, Corinne Allen and Board members Gregory A. Gould, CPA, Ronald J. Tropp and George F. Dembow. Pending proper establishment of the audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Pender Newkirk and Company.

Audit Fees
The aggregate fees billed during the fiscal years ended May 31, 2009 and 2008 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $51,000 and $129,000.

Audit Related Fees
The aggregate fees billed during the fiscal years ended May 31, 2009 and 2008 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk & Co., were approximately $0.

Tax Compliance/Preparation Fees
The aggregate fees billed during the fiscal years ended May 31, 2009 and 2008 for professional services rendered by our principal accounting firm, Pender Newkirk Co. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees
The aggregate fees billed during the fiscal years ended May 31, 2009 and 2008 for all other professional services rendered by our principal accounting firm Pender Newkirk & Co. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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


                                         CYTODYN, INC.
                                         Registrant)


Date:   August 9, 2010                   By:     /s/ Allen D. Allen
                                                 -----------------------------
                                         Name:   Allen D. Allen
                                         Title:  President and CEO


Date:   August 9, 2010                   By:     /s/ Corinne Allen
                                                 -----------------------------
                                         Name:   Corinne Allen
                                         Title:  Chief Financial Officer,
                                                 Principal Financial and
                                                 Accounting Officer


         Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

        Name                          Title                        Date
        ----                          -----                        ----

/s/ Gregory Gould                   Director                  August 9, 2010
------------------------
Gregory Gould


/s/ Ronald Tropp                    Director                  August 9, 2010
------------------------
Ronald Tropp


/s/ George Dembow                   Director                  August 9, 2010
------------------------
George Dembow


/s/ Jordan Naydenov                 Director                  August 9, 2010
------------------------
Jordan Naydenov

/s/ Kenneth VanNess                 Director                  August 9, 2010
------------------------
Kenneth VanNess

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

3.4 Amendment to Articles of Incorporation dated September 2009 designating CytoDyn's preferred Series B non-voting shares sold in a private placement. (Incorporated by reference to Exhibit 3.4 to Form 10K filed March 12, 2010).

3.5 Amendment to Articles of Incorporation dated April 29, 2010 increasing the number Of authorized shares to 100,000,000 (incorporated herein by reference to Exhibit 3.5 On Current Form 8-K filed April 29, 2010).

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

10.3 Buy Sell Agreement with Symbion Research International (incorporated herein by reference to Exhibit 10.5.2 with Form 10QSB, Quarterly Report for Small Business Issuers filed January 12, 2005)

10.4 Amendment to Patent License Agreement (incorporated herein by reference to Exhibit 10.6.1 filed with Form SB-2 Registration of Securities for Small Business Issuer filed March 21, 2005)

10.5 Agreement and Plan of Acquisition for subsidiary Advanced Genetic Technologies Inc (incorporated herein by reference to Exhibit 10.2 with Current Form 8K filed February 5, 2007)

10.6 Legal Settlement between CytoDyn of New Mexico Inc, Officers Allen D. Allen and Corinne Allen and CytoDyn, Inc on the one hand and Maya LLC, Rex Lewis, and AIDS Research LLC on the other hand entered into December 2008. (Incorporated by reference to Exhibit 10.6 to Form 10K filed March 12, 2010).

10.7 Statement of Work for Vista Biologicals Inc to manufacture Cytolin(R), CytoDyn Inc.'s lead product to be used in human clinical trials entered into May 2008. (Incorporated by reference to Exhibit 10.7 to Form 10-K filed March 12, 2010).

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