Form 10-Q
period 2009-08-31
CYTODYN INC
filed 2010-08-31
CIK 1175680

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

For Quarter Ended:  August 31, 2009             Commission File Number 000-49908
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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On August 31, 2010, there were 19,890,796 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of August 31, 2009
           (unaudited) and May 31, 2009                                       1

          Condensed Consolidated Statement of Operations for the
           Three months Ended August 31, 2009 and 2008, and for the
            period from October 28, 2003 to August 31, 2009 (unaudited)       2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to August 31,
           2009 (unaudited)                                                   3

          Condensed Consolidated Statement of Cash Flows for the
           Three Months Ended August 31, 2009 and 2008 and for the
           Period from October 28, 2003 to August 31, 2009 (unaudited)        8

          Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       10

Item 2    Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.                               18
          ------------------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk         22
          ----------------------------------------------------------

Item 4T   Controls and Procedures                                            22
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                  23
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        23
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                    23
          -------------------------------

Item 4    Reserved and removed                                               23
          --------------------

Item 5    Other Information                                                  23
          -----------------

Item 6    Exhibits                                                           23
          --------

                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                                    August  31,     May 31,
                                                                       2009           2009
                                                                   (unaudited)
                                                                   -----------    -----------
               Assets
Current Assets:
   Cash                                                            $    94,901    $   265,520
   Prepaid insurance                                                     7,933           --
   Prepaid license fees                                                  7,500          7,500
                                                                   -----------    -----------
Total current assets                                                   110,334        273,020

Furniture and equipment, net                                             3,501          1,963

Intangible assets, net                                                      40            161

Other Assets                                                            27,725         29,600
                                                                   -----------    -----------

                                                                   $   141,600    $   304,744
                                                                   ===========    ===========

Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                                $   266,931    $   269,870
   Accrued liabilities                                                   8,953         49,424
   Short-term portion of legal accrual                                  25,000         25,000
   Indebtedness to related parties - short-term portion                 40,000           --
   Short-term portion of notes payable                                  27,500         67,500
   Accrued interest payable                                             27,893         80,329
                                                                   -----------    -----------
Total current liabilities                                              396,277        492,123

Long Term Liabilities
   Accrued salaries - related party                                    229,500        229,500
   Notes payable                                                          --           70,500
   Convertible notes payable, net                                        6,937         21,937
   Indebtedness to related parties                                     150,985        190,985
                                                                   -----------    -----------

Total Liabilities                                                      783,699      1,005,045
                                                                   -----------    -----------

Shareholders' deficit:
   Preferred stock, no par value; 5,000,000 shares authorized,
         -0- shares issued and outstanding                                --          167,500
   Common stock, no par value; 25,000,000 shares authorized,
         19,139,315 and 16,221,315 shares issued and outstanding
         at August 31, 2009 and May 31, 2009, respectively           6,717,743      6,285,587
   Additional paid-in capital                                        3,110,928      2,994,153
   Accumulated deficit on unrelated dormant operations              (1,601,912)    (1,601,912)
   Deficit accumulated during development stage                     (8,868,858)    (8,545,629)
                                                                   -----------    -----------
         Total shareholders' deficit                                  (642,099)      (700,301)
                                                                   -----------    -----------

                                                                   $   141,600    $   304,744
                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      October 28,
                                                                         2003
                                          Three months ended,           through
                                       8/31/2009       8/31/2008       8/31/2009
                                     ------------    ------------    ------------
Operating expenses:
   General and administrative        $    248,905    $    257,697    $  6,073,723
   Amortization / depreciation                585             389         176,477
   Research and development                 6,490         265,000       1,426,418
   Legal fees                              19,559          29,354         710,333
                                     ------------    ------------    ------------

        Total operating expenses          275,539         552,440       8,386,951
                                     ------------    ------------    ------------

        Operating loss                   (275,539)       (552,440)     (8,386,951)

Interest income                              --              --             1,627
Extinguishment of debt                       --              --           337,342

Interest expense:
   Interest on convertible debt           (38,604)           --          (734,863)
   Interest on notes payable               (9,086)         (6,310)        (86,013)
                                     ------------    ------------    ------------
        Loss before income taxes         (323,229)       (558,750)     (8,868,858)

Income tax provision                         --              --              --
                                     ------------    ------------    ------------

Net loss                             $   (323,229)   $   (558,750)   $ (8,868,858)
                                     ============    ============    ============

Basic and diluted loss per share     $       (.02)   $      (0.04)   $       (.84)
                                     ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          18,174,179      12,514,407      10,594,513
                                     ============    ============    ============


See accompanying notes to condensed consolidated financial statements

                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through August 31, 2009


                                                                                                             Deficit
                                                                                                           Accumulated
                            Preferred Stock        Common Stock        Stock for  Additional                  During
                           -----------------  ----------------------    Prepaid     Paid-in   Accumulated  Development
                           Shares     Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Balance at October 28,
 2003, following
 recapitalization             --    $    --     6,252,640  $1,425,334  $    --    $   23,502  $(1,594,042) $      --    $  (145,206)

February through
 April 2004, sale of
 common stock less
 offering costs of
 $54,000 ($.30/share)         --         --     1,800,000     486,000       --          --           --           --        486,000

February 2004, shares
 issued to former
 officer as payment
 for working capital
 advance ($.30/share)         --         --        16,667       5,000       --          --           --           --          5,000

Net loss at year ended
 May 31, 2004                 --         --          --          --         --          --         (7,870)    (338,044)    (345,914)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2004       --         --     8,069,307   1,916,334       --        23,502   (1,601,912)    (338,044)        (120)

July 2004, capital
 contribution by
 an officer                   --         --          --          --         --           512         --           --            512

November 2004, common
 stock warrants granted       --         --          --          --         --        11,928         --           --         11,928

February 2005, capital
 contribution by
 an officer                   --         --          --          --         --         5,000         --           --          5,000

Net loss at year ended
 May 31, 2005                 --         --          --          --         --          --           --       (777,083)    (777,083)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2005       --         --     8,069,307   1,916,334       --        40,942   (1,601,912)  (1,115,127)    (759,763)


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through August 31, 2009


                                                                                                             Deficit
                                                                                                           Accumulated
                            Preferred Stock        Common Stock        Stock for  Additional                  During
                           -----------------  ----------------------    Prepaid     Paid-in   Accumulated  Development
                           Shares     Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
June through July 2005,
 sale of common stock
 less offering costs of
 $27,867 ($.75/share)         --         --       289,890     189,550       --          --           --           --        189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable
 and related interest
 ($.75/share)                 --         --       160,110     120,082       --          --           --           --        120,082

May 2006, common shares
 issued to extinguish
 convertible debt             --         --       350,000     437,500       --          --           --           --        437,500

November 2005, 94,500
 warrants exercised
 ($.30/share)                 --         --        94,500      28,350       --          --           --           --         28,350

January through April
 2006, common shares
 issued for
 prepaid services             --         --       183,857     370,750   (370,750)       --           --           --           --

Amortization of prepaid
 stock services               --         --          --          --      103,690        --           --           --        103,690

January through June
 2006, warrants issued
 with convertible debt        --         --          --          --         --       274,950         --           --        274,950

January through May 2006,
 beneficial conversion
 feature of convertible
 debt                         --         --          --          --         --       234,550         --           --        234,550

March through May 2006,
 stock options granted
 to consultants               --         --          --          --         --       687,726         --           --        687,726


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through August 31, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                            Preferred Stock        Common Stock        Stock for  Additional                  During
                           -----------------  ----------------------    Prepaid     Paid-in   Accumulated  Development
                           Shares     Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
March 2006, stock
 options issued to
 extinguish debt              --         --          --          --         --        86,341         --           --         86,341

Net loss at year ended
 May 31, 2006                 --         --          --          --         --          --           --     (2,053,944)  (2,053,944)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2006       --         --     9,147,664   3,062,566   (267,060)  1,324,509   (1,601,912)  (3,169,071)    (650,968)

Common stock issued
 to extinguish
 convertible debt             --         --       119,600     149,500       --          --           --           --        149,500

Convertible debt stock
 issued for
 AITI acquisition             --         --     2,000,000     934,399       --          --           --           --        934,399

Amortization of
 prepaid stock services       --         --          --          --      267,060        --           --           --        267,060

Common stock payable for
 prepaid services             --         --          --          --     (106,521)    120,000         --           --         13,479

Stock-based compensation      --         --          --          --         --       535,984         --           --        535,984

Warrants issued with
 convertible debt             --         --          --          --         --        92,500         --           --         92,500

Common stock issued for
 services                     --         --        30,000      26,400       --          --           --           --         26,400

Preferred shares
 issued AGTI               100,000    167,500        --          --         --          --           --           --        167,500

Net loss, May 31, 2007        --         --          --          --         --          --           --     (2,610,070)  (2,610,070)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2007    100,000    167,500  11,297,264   4,172,865   (106,521)  2,072,993   (1,601,912)  (5,779,141)  (1,074,216)


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through August 31, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                            Preferred Stock        Common Stock        Stock for  Additional                  During
                           -----------------  ----------------------    Prepaid     Paid-in   Accumulated  Development
                           Shares     Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Amortization of prepaid
 stock for services           --         --          --          --      106,521        --           --           --        106,521

Stock based compensation      --         --          --          --         --       461,602         --           --        461,602

Common stock issued to
 extinguish convertible
 debt                         --         --       750,000      75,000       --          --           --           --         75,000

Rescission of common
 stock issued for services    --         --      (142,857)   (100,000)      --          --           --           --       (100,000)

Original issue discount
 convertible debt with
 warrants                     --         --          --          --         --         3,662         --           --          3,662

Original issue discount
 convertible debt with
 beneficial conversion
 feature                      --         --          --          --         --        75,000         --           --         75,000

Stock issued for cash
 ($.50/share)                 --         --       642,000     321,000       --          --           --           --        321,000

Net loss                      --         --          --          --         --          --           --     (1,193,684)  (1,193,684)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------

Balance at May 31, 2008    100,000  $ 167,500  12,546,407  $4,468,865  $    --    $2,613,257  $(1,601,912) $(6,972,825) $(1,325,115)


Stock issued for cash,        --         --     3,023,308   1,511,654       --          --           --           --      1,511,654
$.50/share

Stock issued for services     --         --       388,200     194,100       --          --           --           --        194,100
$.50/share

Stock issued for services
$.37/share                    --         --       150,000      55,500       --          --           --           --         55,500

Stock-based compensation      --         --          --          --         --       371,996         --           --        371,996


Stock issued in payment
of accounts payable,          --         --        98,000      49,000       --          --           --           --         49,000
$.50/share

Stock issued for services
$.42/share                    --         --        15,400       6,468       --          --           --           --          6,468


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through August 31, 2009

                                                                                                             Deficit
                                                                                                           Accumulated
                            Preferred Stock        Common Stock        Stock for  Additional                  During
                           -----------------  ----------------------    Prepaid     Paid-in   Accumulated  Development
                           Shares     Amount     Shares      Amount     Services    Capital     Deficit       Stage        Total
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Capital contribution          --         --          --          --         --         8,900         --           --          8,900

Net loss, ended
 May 31, 2009                 --         --          --          --         --          --           --     (1,572,804)  (1,572,804)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Balance at May 31,2009     100,000  $ 167,500  16,221,315  $6,285,587  $    --    $2,994,153  $(1,601,912) $(8,545,629) $  (700,301)

Stock issued for cash,
At $.50/share                 --         --       236,400     118,200       --          --           --           --        118,200


Conversion of debt to
Common stock at
$.45/share                    --         --       325,458     146,456       --          --           --           --        146,456

Conversion of preferred
Stock to common stock     (100,000)  (167,500)  2,356,142     167,500       --          --           --           --           --


Stock-based compensation      --         --          --          --         --        78,171         --           --         78,171

Original issue discount
Convertible debt with
Beneficial conversion
Feature                       --         --          --          --         --        38,604         --           --         38,604


Net loss, ended
 August 31, 2009              --         --          --          --         --          --           --       (323,229)    (323,229)
                          --------  ---------  ----------  ----------  ---------  ----------  -----------  -----------  -----------
Balance at
 August 31, 2009              --         --    19,139,315  $6,717,743       --    $3,110,928  $(1,601,912) $(8,868,858) $  (642,099)
                          ========  =========  ==========  ==========  =========  ==========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        October 28,
                                                               Three Months Ended          2003
                                                            ------------------------      through
                                                             8/31/2009     8/31/2008     8/31/2009
                                                            ----------    ----------    -----------
Cash flows from operating activities
   Net loss                                                 $ (323,229)   $ (558,750)    (8,868,858)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                               585           389        176,477
         Amortization of original issue discount                38,604          --          717,202
       Extinguishment of debt                                     --            --         (337,342)
       Purchased in process research and development              --            --          274,399
      Stock-based compensation                                  78,171       120,158      2,922,910
      Changes in current assets and liabilities:
         Accrued legal settlement                                 --            --           25,000
         Prepaid expenses                                       (7,933)       12,520        (15,433)
         Other assets                                            1,875         2,015        (27,725)
         Accounts payable, accrued
         interest and accrued liabilities                      (74,890)       40,905        554,233
         Deposits                                                 --            --             --
                                                            ----------    ----------    -----------
   Net cash used in operating activities                      (286,817)     (382,763)    (4,579,137)
                                                            ----------    ----------    -----------

Cash flows from investing activities:
   Furniture and equipment purchases                            (2,002)         --          (14,717)
                                                            ----------    ----------    -----------
   Net cash used in investing activities                        (2,002)         --          (14,717)
                                                            ----------    ----------    -----------

Cash flows from financing activities:
   Capital contributions by president                             --            --           12,412
   Proceeds from notes payable to related parties                 --            --          702,649
   Payments on notes payable to related parties                   --         (25,993)      (120,498)
   Proceeds from notes payable issued to individuals              --            --          145,000
   Payments on notes payable issued to individuals                --          (7,000)        (7,000)
   Proceeds from convertible notes payable                        --            --          686,000
   Proceeds from the sale of common stock                      118,200       345,500      2,708,271
   Payments for offering costs                                    --            --          (81,867)
   Proceeds from issuance of stock of AITI acquisition            --            --          512,200
   Proceeds from issuance of stock of AGTI acquisition            --            --          100,000
   Proceeds from exercise of warrants                             --            --           28,350
                                                            ----------    ----------    -----------
   Net cash provided by financing activities                   118,200       312,507      4,685,517
                                                            ----------    ----------    -----------

Net change in cash                                            (170,619)      (70,256)        91,663

Cash, beginning of period                                      265,520        85,435          3,238
                                                            ----------    ----------    -----------

Cash, end of period                                         $   94,901    $   15,179         94,901
                                                            ==========    ==========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                          $     --      $     --             --
                                                            ==========    ==========    ===========
      Interest                                              $     --      $     --            3,036
                                                            ==========    ==========    ===========

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                        October 28,
                                                               Three Months Ended          2003
                                                            ------------------------      through
                                                             8/31/2009     8/31/2008     8/31/2009
                                                            ----------    ----------    -----------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                              --            --            7,542
                                                            ==========    ==========    ===========
Common stock issued to former officer to repay
 working capital advance                                          --            --            5,000
                                                            ==========    ==========    ===========
Common stock issued for convertible debt                          --            --          662,000
                                                            ==========    ==========    ===========
Common stock issued for debt                                   125,500          --          245,582
                                                            ==========    ==========    ===========
Common stock issued for accrued interest payable                20,956          --           20,956
                                                            ==========    ==========    ===========

Common stock issued on payment of accounts payable                --          49,000         49,000
                                                            ==========    ==========    ===========
Options to purchase common stock issued for debt                  --            --           62,341
                                                            ==========    ==========    ===========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt                              38,604          --          719,266
                                                            ==========    ==========    ===========
Common stock issued for preferred stock                        167,500          --          167,000
                                                            ==========    ==========    ===========



See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2009
                                   (UNAUDITED)


1 - Organization:

CytoDyn, Inc. (the "Company") was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation ("Rexray"). In October 2003 the Company entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc., pursuant to which the Company effected a one for two reverse split of our common stock, and amended the Company's articles of incorporation to change the Company's name from Rexray Corporation to CytoDyn, Inc. The acquisition was a accounted for as a reverse merger and recapitalization of the Company. Pursuant to the acquisition agreement, the Company was assigned the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. The Company also acquired the trademarks, CytoDyn and Cytolin, and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell the HIV therapies from the patents, technology and know-how invented by Mr. Allen. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. As consideration for the intellectual property and trademarks the Company paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2009
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2009 and 2008 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2009, filed with the Securities and Exchange Commission on August 9, 2010. Operating results for the three months ended August 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2009 and 2008 and the period October 28, 2003 through August 31, 2009, (b) the financial position at August 31, 2009, and (c) cash flows for the three month periods ended August 31, 2009 and 2008 and the period October 28, 2003 through August 31, 2009, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of August 31, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2009
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of August 31, 2009 or May 31, 2009. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three months ended August 31, 2009 and 2008, and for the period October 28, 2003 through August 31, 2009.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2009
                                   (UNAUDITED)


Financial Instruments
At August 31, 2009 and May 31, 2009, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of August 31, 2009 and 2008.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2009
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month periods ended August 31, 2009 and 2008, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 5,094,176 and 3,432,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2009 and 2008, respectively.

Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements:

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4 - Convertible Notes:

In July 2009, the Company amended certain promissory notes into convertible notes that can be converted into shares of common stock. The notes had a fixed conversion price of $.45 per share. During the three months ended August 31, 2009, $146,456 in notes and accrued interest converted into 325,458 shares of common stock. At the commitment date, the conversion option associated with the notes was deemed to have a beneficial conversion feature (BCF), and the Company recorded a BCF of $38,604 as a debt discount and corresponding increase to additional paid-in capital. For the three months ended August 31, 2009, the Company recorded $38,604 in interest expense as the debt discount was fully amortized upon the conversion of the notes into common stock.

In June, 2009, an investor converted 100,000 shares of Series A Preferred stock into 2,356,142 shares of restricted common stock. At the commitment date, there was no beneficial conversion feature associated with the convertible preferred stock, and accordingly, no constructive dividend was recorded by the Company.

5 - Equity:

The Company has one stock-based equity plan at August 31, 2009. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of August 31 2009 the company had 448,878 shares available for future stock option grants under the plan.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2009
                                   (UNAUDITED)


The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the three month periods ended August 31:

                           2009            2008
                          ------     -----------------
     Risk free rate         --         2.56% - 2.84%
     Dividend Yield         --             0.00
     Volatility             --       124.00% - 156.00%
     Expected term          --          3.00 years


During the three months ended August 31, 2009 the Company granted 118,200 warrants with an exercise price of $1.00, immediate vesting, and expiration date of five years from the date of grant. The warrants were issued in conjunction with the issuance of common stock to certain investors pursuant to a private placement, which entitled the investors to one common stock warrant for each dollar of common stock purchased. Accordingly, these warrants were not valued in the above Black-Scholes model.


Net cash proceeds from the exercise of stock options and warrants were $0 for the three months ending August 31, 2009 and 2008, respectively. Compensation expense related to stock options and warrants was approximately $78,000, and $120,000 for the three months ended August 31, 2009 and, 2008, respectively.


The grant date fair value of options vested during the three month periods ended August 31, 2009 and 2008 was approximately $74,000 and $121,000, respectively. The weighted average grant date fair value of options and warrants granted during the three month periods ended August 31, 2009 and 2008 was $-0- and $.30, respectively. As of August 31, 2009 there was approximately $223,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of ..73 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2009:

                                                           Weighted
                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                  Number of   Exercise   Contractual   Intrinsic
                                    Shares      Price       Life         Value
                                  ---------   --------   -----------   ---------
Options and warrants
  outstanding - May 31, 2009      4,975,976     $1.30       6.52       $ 143,000
Granted                             118,200     $1.00
Exercised                              --
Forfeited/expired/cancelled            --
Options and warrants
  outstanding - August, 31 2009   5,094,176     $1.18       5.10       $ 179,180

Outstanding exercisable
     - August 31, 2009            4,864,922     $1.19       4.98       $ 179,180

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF August 31, 2009
                                   (UNAUDITED)


6 - Commitments and Contingencies:

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of August 31, 2009, the Company has an accrual of $25,000 related to this settlement Agreement.

7 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of August 31, 2009, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of August 31, 2009. As of August 31, 2009 no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future. Since this has not been paid as of August 31, 2010, it is treated as long-term in the accompanying financial statements.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third-party, who subsequently became director of the company during 2008. Accordingly, the notes are classified as related party notes as of August 31, 2009 and have been designated as long-term as the notes have been extended multiple times and have no stated maturity date and has not been repaid as of August 31, 2010.

8 - Subsequent Events:

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by March 2010. During 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000 by September 21, 2010. This amount is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

In January 2010, the Company approved the grant of 2,177,238 stock options to employees and consultants. The options have an exercise price of $1.95, expire ten years from grant, and vest over three years. The grant is contingent upon the shareholder approval of the increase in the authorized common shares from 25 to 100 million shares as discussed below.

In September 2009, the Company's Board of Directors approved a Private Placement to sell up to 400,000 shares of the Company's Series B Convertible Preferred Stock, no par value. This offering was only available to accredited investors as defined under the 1933 Securities Act ("The Act"). The offering commenced on or about September 23, 2009 and was completed on March 29, 2010. All 400,000 shares were sold and the gross proceeds from the sale were $2,000,000. Each share of Series B Convertible Preferred Stock will receive a 5% annual dividend and is convertible into ten (10) shares of Common Stock. The conversion option is contingent upon shareholder approval of the increase in the authorized common shares from 25 to 100 million shares as discussed below.

                                 CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF August 31, 2009
                                   (UNAUDITED)


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

On August 23, 2010 the Company renewed the office lease at 1511 Third Street in Santa Fe, NM for one year and $1,650 per month.

On August 19, 2010 the Company's Board of Directors approved a Private Placement Offering to sell the Company's no par value common stock to accredited investors only at a price of $1.00 to raise up to $2,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors including those set forth in "Risk Factors" of the Company's May 31,2009 Form 10-K.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of August 31, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended August 31, 2009 and 2008 are as follows:

For the three months ended August 31, 2009 and 2008 the Company had no activities that produced revenues from operations.

For the three months ended August 31, 2009, the Company had a net loss of $(323,229) compared to a net loss of $(558,750) for the corresponding period in 2008. For the three months ended August 31, 2009 and 2008, the Company incurred operating expenses of $(275,539) and $(552,440), respectively, consisting primarily of, consulting expense, stock-based compensation, professional fees, and salaries. The most significant change in operating expenses for the respective periods related to the decrease in research and development expenses of $259,000 related to the development of Cytolin (R). The decrease corresponds to the timing of the various proceeds received from the Company's private placements discussed below. However, the Company expects research and development expenses to increase in the future, as the Company's subsequent financings have allowed further development of Cytolin (R), as discussed in our background above.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the three months ended August 31, 2009 and 2008, and since October 28, 2003 through August 31, 2009 the Company has had net losses of $(323,229) and $(558,750) and $(8,868,858), respectively. As of August 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through August 31, 2009 we raised cash of approximately $2,626,000 (net of offering costs) common stock financings and approximately $1,534,000 through the issuance notes payable.

Since October 28, 2003 through August 31, 2009, we have incurred $1,426,000 of research and development costs and approximately $8,387,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2009, we had an accumulated deficit of approximately $(10,471,000) and a working capital deficit of approximately $(286,000).

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the three month period ending August 31, 2009 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2009.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended August 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three month period ended August 31, 2009, the Company sold 236,400 restricted common shares at $.50 per share. In addition, certain promissory note holders converted $146,456 of debt and accrued interest into 325,458 shares of restricted common stock. An investor converted preferred stock into 2,356,142 shares of restricted common stock.

The Company used the proceeds to manufacture our primary product Cytolin(R) for use in clinical trials. The remaining amount of the proceeds will be used for Company operating expenses, patent fees and legal fees.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Reserved and removed


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


DATE:      August 31, 2010                 BY: /s/ Allen D. Allen
       -----------------------                 -----------------------------
                                               Allen D. Allen
                                               President and CEO