Form 10-Q
period 2009-11-30
CYTODYN INC
filed 2010-09-28
CIK 1175680

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

For Quarter Ended: November 30, 2009            Commission File Number 000-49908
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

                   (Former address, changed since last report)

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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On September 28, 2010, there were 20,451,796 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of November 30, 2009
           (unaudited) and May 31, 2009                                       1

          Condensed Consolidated Statement of Operations for the
           Three and six months Ended November 30, 2009 and 2008, and for the Period from October 28, 2003 to November 30 2009
           (unaudited)                                                        2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to
           November 30, 2009 (unaudited)                                      3

          Condensed Consolidated Statement of Cash Flows for the six
           Months Ended November 30, 2009 and 2008 and for the Period
           from October 28, 2003 to November 30, 2009 (unaudited)             9

          Notes to Condensed Consolidated Financial Statements (unaudited)   11

Item 2    Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations.                                         21
          --------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk         27
          ----------------------------------------------------------

Item 4T   Controls and Procedures                                            27
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                  28
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        28
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                    28
          -------------------------------

Item 4    Reserved and removed                                               28
          --------------------

Item 5    Other Information                                                  28
          -----------------

Item 6    Exhibits                                                           28
          --------


                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                               November 30,      May 31,
                                                                   2009           2009
                                                               (unaudited)
                                                               ------------    ------------
               Assets
Current Assets:
   Cash                                                        $    126,403    $    265,520
   Prepaid expenses                                                  14,797            --
   Prepaid license fees                                               7,500           7,500
                                                               ------------    ------------
Total current assets                                                148,700         273,020

Furniture and equipment, net                                          3,082           1,963

Intangible assets, net                                                 --               161

Other Assets                                                         27,725          29,600
                                                               ------------    ------------

                                                               $    179,507    $    304,744
                                                               ============    ============

Liabilities and Shareholders' Deficit

Current liabilities:
   Accounts payable                                            $    305,847    $    269,870
   Accrued liabilities                                               52,670          49,424
   Short-term portion of legal accrual                               25,000          25,000
   Indebtedness to related parties - short-term portion             190,985            --
   Short-term portion of notes payable                               27,500          67,500
   Accrued interest payable                                          34,000          80,329
                                                               ------------    ------------
Total current liabilities                                           636,002         492,123

Long Term Liabilities
   Accrued salaries - related party                                 229,500         229,500
   Notes payable                                                       --            70,500
   Convertible notes payable, net                                     6,937          21,937
   Indebtedness to related parties                                     --           190,985
                                                               ------------    ------------

Total Liabilities                                                   872,439       1,005,045
                                                               ------------    ------------

Shareholders' deficit:
   Series A Convertible preferred stock, no par value;
    5,000,000 shares authorized, -0- and 100,000 shares
    issued and outstanding At November 30, 2009 and
    May 31, 2009, respectively                                         --           167,500
   Series B Convertible stock preferred stock,
    no par value; 400,000 shares authorized, 125,000 and
    -0- shares issued and outstanding at November 30, 2009
    and May 31, 2009, respectively                                  625,000            --
   Treasury stock, at cost, 568,420 shares held                    (159,158)           --
   Additional paid-in capital - treasury stock                      218,449
   Common stock, no par value; 25,000,000 shares authorized,
    19,139,315 issued and 18,570,895 outstanding
    at November 30, 2009, respectively and 16,221,315
    issued and outstanding at May 31, 2009                        6,717,743       6,285,587
   Prepaid stock services                                          (108,433)           --
   Additional paid-in capital                                     3,178,849       2,994,153
   Accumulated deficit on unrelated dormant operations           (1,601,912)     (1,601,912)
   Deficit accumulated during development stage                  (9,563,470)     (8,545,629)
                                                               ------------    ------------
         Total shareholders' deficit                               (692,932)       (700,301)
                                                               ------------    ------------

                                                               $    179,507    $    304,744
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.


                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      October 28,
                                                                                                         2003
                                          Three months ended,              Six months ended,            through
                                      11/30/2009      11/30/2008      11/30/2009      11/30/2008      11/30/2009
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    516,334    $    402,786    $    765,239    $    660,483    $  6,590,057
   Amortization / depreciation                461           4,252           1,046           4,641         176,938
   Research and development               160,878         195,000         167,368         460,000       1,587,296
   Legal fees                              10,848          43,840          30,407          73,194         721,181
                                     ------------    ------------    ------------    ------------    ------------

        Total operating expenses          688,521         645,878         964,060       1,198,318       9,075,472
                                     ------------    ------------    ------------    ------------    ------------

        Operating loss                   (688,521)       (645,878)       (964,060)     (1,198,318)     (9,075,472)

Interest income                              --              --              --              --             1,627
Extinguishment of debt                       --              --              --              --           337,342

Interest expense:
   Interest on convertible debt              --              --           (38,604)           --          (734,863)
   Interest on notes payable               (6,091)        (12,100)        (15,177)        (18,420)        (92,104)
                                     ------------    ------------    ------------    ------------    ------------
        Loss before income taxes         (694,612)       (657,978)     (1,017,841)     (1,216,738)     (9,563,470)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $   (694,612)   $   (657,978)   $ (1,017,841)   $ (1,216,738)   $ (9,563,470)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $       (.04)   $      (0.05)   $       (.05)   $      (0.09)   $       (.87)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          19,606,592      13,958,792      19,072,811      13,386,691      10,978,422
                                     ============    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements

                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2009
                                                        (unaudited)

                                   Preferred Stock                Common Stock                 Treasury Stock
                             --------------------------    --------------------------    --------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 28, 2003,
 following recapitalization         --             --        6,252,640    $ 1,425,334           --             --

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                       --             --        1,800,000        486,000           --             --

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                       --             --           16,667          5,000           --             --
Net loss at year ended
 May 31, 2004                       --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2004             --             --        8,069,307      1,916,334           --             --

July 2004, capital
 contribution by an officer         --             --             --             --             --             --

November 2004, common
 stock warrants granted             --             --             --             --             --             --

February 2005, capital
 contribution by an officer         --             --             --             --             --             --

Net loss at year ended
 May 31, 2005                       --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2005             --             --        8,069,307      1,916,334           --             --


                                                                                           Deficit
                                                                                         Accumulated
                               Treasury      Stock for      Additional                     During
                                Stock         Prepaid        Paid-in      Accumulated    Development
                                 APIC         Services       Capital        Deficit         Stage          Total
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at October 28, 2003,
 following recapitalization         --             --      $    23,502    $(1,594,042)          --      $  (145,206)

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                       --             --             --             --             --          486,000

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                       --             --             --             --             --            5,000
Net loss at year ended
 May 31, 2004                       --             --             --           (7,870)      (338,044)      (345,914)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2004             --             --           23,502     (1,601,912)      (338,044)          (120)

July 2004, capital
 contribution by an officer         --             --              512           --             --              512

November 2004, common
 stock warrants granted             --             --           11,928           --             --           11,928

February 2005, capital
 contribution by an officer         --
                                                   --            5,000           --             --            5,000
Net loss at year ended
 May 31, 2005                       --             --             --             --         (777,083)      (777,083)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2005             --             --           40,942     (1,601,912)    (1,115,127)      (759,763)


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2009
                                                        (unaudited)

                                   Preferred Stock                Common Stock                 Treasury Stock
                             --------------------------    --------------------------    --------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------    -----------    -----------
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($.75/share)                       --             --          289,890        189,550           --             --

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)      --             --          160,110        120,082           --             --

May 2006, common shares issued
 to extinguish convertible debt     --             --          350,000        437,500           --             --

November 2005, 94,500 warrants
 exercised ($.30/share)             --             --           94,500         28,350           --             --

January through April 2006,
 common shares issued for
 prepaid services                   --             --          183,857        370,750           --             --

Amortization of prepaid
 stock services                     --             --             --             --             --             --

January through June 2006,
 warrants issued
 with convertible debt              --             --             --             --             --             --

January through May 2006,
 beneficial conversion feature
 of convertible debt                --             --             --             --             --             --

March through May 2006, stock
 options granted to consultants     --             --             --             --             --             --


                                                                                           Deficit
                                                                                         Accumulated
                               Treasury      Stock for      Additional                     During
                                Stock         Prepaid        Paid-in      Accumulated    Development
                                 APIC         Services       Capital        Deficit         Stage          Total
                             -----------    -----------    -----------    -----------    -----------    -----------
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($.75/share)                       --             --             --             --             --          189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)      --             --             --             --             --          120,082

May 2006, common shares issued
 to extinguish convertible debt     --             --             --             --             --          437,500

November 2005, 94,500 warrants
 exercised ($.30/share)             --             --             --             --             --           28,350

January through April 2006,
 common shares issued for
 prepaid services                   --         (370,750)          --             --             --             --

Amortization of prepaid
 stock services                     --          103,690           --             --             --          103,690

January through June 2006,
 warrants issued
 with convertible debt              --             --          274,950           --             --          274,950

January through May 2006,
 beneficial conversion feature
 of convertible debt                --             --          234,550           --             --          234,550

March through May 2006, stock
 options granted to consultants     --             --          687,726           --             --          687,726


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2009
                                                        (unaudited)

                                   Preferred Stock                Common Stock                 Treasury Stock
                             --------------------------    --------------------------    --------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------    -----------    -----------
March 2006, stock options
 issued to extinguish debt          --             --             --             --             --             --

Net loss at year ended
 May 31, 2006                       --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2006             --             --        9,147,664      3,062,566           --             --

Common stock issued to
 extinguish convertible debt        --             --          119,600        149,500           --             --

Common stock issued for
 AITI acquisition                   --             --        2,000,000        934,399           --             --

Amortization of
 prepaid stock services             --             --             --             --             --             --

Common stock payable for
 prepaid services                   --             --             --             --             --             --

Stock-based compensation            --             --             --             --             --             --
Warrants issued with
 convertible debt                   --             --             --             --             --             --
Common stock issued for
 services                           --             --           30,000         26,400           --             --

Preferred shares issued AGTI     100,000        167,500           --             --             --             --

Net loss, May 31, 2007              --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007          100,000        167,500     11,297,264      4,172,865           --             --


                                                                                           Deficit
                                                                                         Accumulated
                               Treasury      Stock for      Additional                     During
                                Stock         Prepaid        Paid-in      Accumulated    Development
                                 APIC         Services       Capital        Deficit         Stage          Total
                             -----------    -----------    -----------    -----------    -----------    -----------
March 2006, stock options
 issued to extinguish debt          --             --           86,341           --             --           86,341

Net loss at year ended
 May 31, 2006                       --             --             --             --       (2,053,944)    (2,053,944)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2006             --         (267,060)     1,324,509     (1,601,912)    (3,169,071)      (650,968)

Common stock issued to
 extinguish convertible debt        --             --             --             --             --          149,500

Common stock issued for
 AITI acquisition                   --             --             --             --             --          934,399

Amortization of
 prepaid stock services             --          267,060           --             --             --          267,060

Common stock payable for
 prepaid services                   --         (106,521)       120,000           --             --           13,479

Stock-based compensation            --             --          535,984           --             --          535,984
Warrants issued with
 convertible debt                   --             --           92,500           --             --           92,500
Common stock issued for
 services                           --             --             --             --             --           26,400

Preferred shares issued AGTI        --             --             --             --             --          167,500

Net loss, May 31, 2007              --             --             --             --       (2,610,070)    (2,610,070)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007             --         (106,521)     2,072,993     (1,601,912)    (5,779,141)    (1,074,216)


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2009
                                                        (unaudited)

                                   Preferred Stock                Common Stock                 Treasury Stock
                             --------------------------    --------------------------    --------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------    -----------    -----------
Amortization of prepaid
 stock for services                 --             --             --             --             --             --

Stock based compensation            --             --             --             --             --             --

Common stock issued to
 extinguish convertible debt        --             --          750,000         75,000           --             --

Rescission of common
 stock issued for services          --             --         (142,857)      (100,000)          --             --

Original issue discount
 convertible debt with
 warrants                           --             --             --             --             --             --

Original issue discount
 convertible debt with
 beneficial conversion feature      --             --             --             --             --             --

Stock issued for cash
 ($.50/share)                       --             --          642,000        321,000           --             --

Net loss                            --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2008          100,000    $   167,500     12,546,407    $ 4,468,865           --             --


                                                                                           Deficit
                                                                                         Accumulated
                               Treasury      Stock for      Additional                     During
                                Stock         Prepaid        Paid-in      Accumulated    Development
                                 APIC         Services       Capital        Deficit         Stage          Total
                             -----------    -----------    -----------    -----------    -----------    -----------
Amortization of prepaid
 stock for services                 --          106,521           --             --             --          106,521

Stock based compensation            --             --          461,602           --             --          461,602

Common stock issued to
 extinguish convertible debt        --             --             --             --             --           75,000

Rescission of common
 stock issued for services          --             --             --             --             --         (100,000)

Original issue discount
 convertible debt with
 warrants                           --             --            3,662           --             --            3,662

Original issue discount
 convertible debt with
 beneficial conversion feature      --             --           75,000           --             --           75,000

Stock issued for cash
 ($.50/share)                       --             --             --             --             --          321,000

Net loss                            --             --             --             --       (1,193,684)    (1,193,684)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2008             --             --      $ 2,613,257    $(1,601,912)   $(6,972,825)   $(1,325,115)


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2009
                                                        (unaudited)
                                   Preferred Stock                Common Stock                 Treasury Stock
                             --------------------------    --------------------------    --------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------    -----------    -----------
Stock issued for cash
 ($.50/share)                       --             --        3,023,308    $ 1,511,654           --             --

Stock issued for services
 ($.50/share)                       --             --          388,200        194,100           --             --

Stock issued for services
 ($.37/share)                       --             --          150,000         55,500           --             --

Stock based compensation            --             --             --             --             --             --

Stock issued in payment
 Of accounts payable,
 ($.50/share)                       --             --           98,000         49,000           --             --

Stock issued for services
 ($.42/share)                       --             --           15,400          6,468           --             --

Capital contribution                --             --             --             --             --             --

Net loss ended May 31, 2009         --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2009          100,000    $   167,500     16,221,315    $ 6,285,587           --             --

Stock issued for cash
 ($.50/share)                       --             --          236,400        118,200           --             --

Conversion of debt to
Common stock ($.45/share)           --             --          325,458        146,456           --             --


                                                                                           Deficit
                                                                                         Accumulated
                               Treasury      Stock for      Additional                     During
                                Stock         Prepaid        Paid-in      Accumulated    Development
                                 APIC         Services       Capital        Deficit         Stage          Total
                             -----------    -----------    -----------    -----------    -----------    -----------
Stock issued for cash
 ($.50/share)                       --             --             --             --             --      $ 1,511,654

Stock issued for services
 ($.50/share)                       --             --             --             --             --          194,100

Stock issued for services
 ($.37/share)                       --             --             --             --             --           55,500

Stock based compensation            --             --          371,996           --             --          371,996

Stock issued in payment
 Of accounts payable,
 ($.50/share)                       --             --             --             --             --           49,000

Stock issued for services
 ($.42/share)                       --             --             --             --             --            6,468

Capital contribution                --             --            8,900           --             --            8,900

Net loss ended May 31, 2009         --             --             --             --       (1,572,804)    (1,572,804)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2009             --             --      $ 2,994,153    $(1,601,912)   $(8,545,629)   $  (700,301)

Stock issued for cash
 ($.50/share)                       --             --             --             --             --          118,200

Conversion of debt to
Common stock ($.45/share)           --             --             --             --             --          146,456


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Deficit
                                        Period October 28, 2003 through November 30, 2009
                                                        (unaudited)

                                   Preferred Stock                Common Stock                 Treasury Stock
                             --------------------------    --------------------------    --------------------------
                                Shares         Amount         Shares         Amount         Shares         Amount
                             -----------    -----------    -----------    -----------    -----------    -----------
Conversion of preferred
Stock to common stock           (100,000)      (167,500)     2,356,142        167,500           --             --

Stock-based compensation            --             --             --             --             --             --

Original issue discount
Convertible debt with
Beneficial conversion Feature       --             --             --             --             --             --

Repurchase of common stock
 ($.28/share)                       --             --             --             --       (1,200,000)      (336,000)

Stock issued for cash
 ($.50/share)                       --             --             --             --          550,000        154,000

Stock issued for services
 ($.69/share)                       --             --             --             --           81,580         22,842

Amortization of prepaid
 Stock for services                 --             --             --             --             --             --

Series B Convertible
Preferred stock issued
For cash ($5.00/share)           125,000        625,000           --             --             --             --

Net Loss, ended
 November 30, 2009                  --             --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at November 30, 2009     125,000    $   625,000     19,139,315    $ 6,717,743       (568,420)   $  (159,158)
                             ===========    ===========    ===========    ===========    ===========    ===========


                                                                                           Deficit
                                                                                         Accumulated
                               Treasury      Stock for      Additional                     During
                                Stock         Prepaid        Paid-in      Accumulated    Development
                                 APIC         Services       Capital        Deficit         Stage          Total
                             -----------    -----------    -----------    -----------    -----------    -----------
Conversion of preferred
Stock to common stock               --             --             --             --             --             --

Stock-based compensation            --             --          146,092           --             --          146,092

Original issue discount
Convertible debt with
Beneficial conversion Feature       --             --           38,604           --             --           38,604

Repurchase of common stock
 ($.28/share)                       --             --             --             --             --         (336,000)

Stock issued for cash
 ($.50/share)                    123,000           --             --             --             --          277,000

Stock issued for services
 ($.69/share)                     95,449       (118,291)          --             --             --             --

Amortization of prepaid
 Stock for services                 --            9,858           --             --             --            9,858

Series B Convertible
Preferred stock issued
For cash ($5.00/share)              --             --             --             --             --          625,000

Net Loss, ended
 November 30, 2009                  --             --             --             --       (1,017,841)    (1,017,841)
                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at November 30, 2009 $   218,449    $  (108,433)   $ 3,178,849    $(1,601,912)   $(9,563,470)   $  (692,932)
                             ===========    ===========    ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          October 28,
                                                                   6 months ended             2003
                                                            --------------------------      through
                                                             11/30/2009     11/30/2008     11/30/2009
                                                            -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                 $(1,017,841)   $(1,216,738)    (9,563,470)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                              1,046          4,641        176,938
         Extinguishment of debt                                    --             --         (337,342)
         Amortization of original issue discount                 38,604           --          717,202
         Purchased in process research and development             --             --          274,399
      Stock-based compensation                                  155,950        372,404      2,949,689
      Changes in current assets and liabilities:
         Accrued legal settlement                                  --             --           25,000
         Prepaid expenses                                       (14,797)        24,505        (22,297)
         Other assets                                             1,875            138        (27,725)
         Accounts payable, accrued
         interest and accrued liabilities                        13,850         32,452        691,973
                                                            -----------    -----------    -----------
   Net cash used in operating activities                       (821,313)      (782,598)    (5,115,633)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Furniture and equipment purchases                             (2,004)        (1,951)       (14,719)
                                                            -----------    -----------    -----------
   Net cash used in investing activities                         (2,004)        (1,951)       (14,719)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Capital contributions by president                              --             --           14,412
   Proceeds from notes payable to related parties                  --             --          702,649
   Payments on notes payable to related parties                    --          (34,543)      (120,498)
   Proceeds from notes payable issued to individuals               --             --          145,000
   Payments on notes payable issued to individuals                 --           (7,000)        (7,000)
   Proceeds from convertible notes payable                         --             --          686,000
   Proceeds from the sale of common stock                       118,200        781,000      2,708,271
   Proceeds from Series B Preferred stock                       625,000           --          625,000
   Purchase of treasury stock                                  (336,000)          --         (336,000)
   Proceeds from issuance of treasury stock                     277,000           --          277,000
   Payments for offering costs                                     --             --          (81,867)
   Proceeds from issuance of stock of AITI acquisition             --             --          512,200
   Proceeds from issuance of stock of AGTI acquisition             --             --          100,000
   Proceeds from exercise of warrants                              --             --           28,350
                                                            -----------    -----------    -----------
   Net cash provided by financing activities                    684,200        739,457      5,253,517
                                                            -----------    -----------    -----------

Net change in cash                                             (139,117)       (45,092)       123,165

Cash, beginning of period                                       265,520         85,435          3,238
                                                            -----------    -----------    -----------

Cash, end of period                                         $   126,403    $    40,343        126,403
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                          $      --      $      --             --
                                                            ===========    ===========    ===========
      Interest                                              $      --      $      --            3,036
                                                            ===========    ===========    ===========



                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                       Six                October 28,
                                                                    months ended             2003
                                                            --------------------------      through
                                                             11/30/2009     11/30/2008    11/30/2009
                                                            -----------    -----------    -----------

Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                               --             --            7,542
                                                            ===========    ===========    ===========
Common stock issued to former officer to repay
 working capital advance                                           --             --            5,000
                                                            ===========    ===========    ===========
Common stock issued for convertible debt                           --             --          662,000
                                                            ===========    ===========    ===========
Common stock issued for debt                                    125,500           --          245,582
                                                            ===========    ===========    ===========
Common stock issued for accrued interest payable                 20,956           --           20,956
                                                            ===========    ===========    ===========
Common stock issued on payment of accounts payable                 --           49,000         49,000
                                                            ===========    ===========    ===========
Options to purchase common stock issued for debt                   --             --           62,341
                                                            ===========    ===========    ===========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt issued with warrants          38,604           --          719,266
                                                            ===========    ===========    ===========
Common stock issued for preferred stock                         167,500           --          167,500
                                                            ===========    ===========    ===========

Treasury stock issued for prepaid services                      118,291           --          118,291
                                                            ===========    ===========    ===========



See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


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

                                   CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2009 and 2008 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2009, filed with the Securities and Exchange Commission on August 9, 2010. Operating results for the three and six months ended November 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2009 and 2008 and the period October 28, 2003 through November 30 , 2009, (b) the financial position at November 30, 2009, and (c) cash flows for the six month periods ended November 30, 2009 and 2008 and the period October 28, 2003 through November 30, 2009, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AGTI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of September 28, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital,

                                   CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2009 or May 31, 2009. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2009 and 2008, and for the period October 28, 2003 through November 30, 2009.

Research and Development
Research and development costs are expensed as incurred.

                                   CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


Financial Instruments
At November 30, 2009 and May 31, 2009, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of November 30, 2009 and 2008.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended November 30, 2009 and 2008, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 5,094,176 and 3,326,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, and 2008, respectively.

Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements:

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


4 - Convertible instruments:

In July 2009, the Company amended certain promissory notes into convertible notes that can be converted into shares of common stock. The notes had a fixed conversion price of $.45 per share. During the six months ended November 30, 2009, $146,456 in notes and accrued interest converted into 325,458 shares of common stock. At the commitment date, the conversion option associated with the notes was deemed to have a beneficial conversion feature (BCF), and the Company recorded a BCF of $38,604 as a debt discount and corresponding increase to additional paid-in capital. For the three and six months ended November 30, 2009, the Company recorded $-0- and $38,604 in interest expense as the debt discount was fully amortized upon the conversion of the notes into common stock.

In June, 2009, an investor converted 100,000 shares of Series A Preferred stock into 2,356,142 shares of restricted common stock. At the commitment date, there was no beneficial conversion feature associated with the convertible preferred stock, and accordingly, no constructive dividend was recorded by the Company.

During the three months ended November 30, 2009 the Company issued 125,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $625,000. The Series B is convertible into ten shares of the Company's common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at $.25 per share. The Series B holders have no voting rights.

5 - Equity:

The Company has one stock-based equity plan at November 30, 2009. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of November 30, 2009 the Company had 448,878 shares available for future stock option grants under the plan. See Note 8.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumption for the periods ended November 30, 2009 and 2008:

                                          2009                    2008
                                   -------------------    -------------------
     Risk free rate                        --                2.56% - 2.84%
     Dividend Yield                        --                    0.00
     Volatility                            --              124.00% - 156.00%
     Expected term                         --                   3.0 years


During the six months ended November 30, 2009 the Company granted 118,200 warrants with an exercise price of $1.00, immediate vesting, and expiration date of five years from the date of grant. The warrants were issued in conjunction with the issuance of common stock to certain investors pursuant to a private placement, which entitled the investors to one common stock warrant for each dollar of common stock purchased. Accordingly, these warrants were not valued in the above Black-Scholes model.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


Net cash proceeds from the exercise of stock options and warrants were $0 for the three and six months ending November 30, 2009 and 2008, respectively. Compensation expense related to stock options and warrants was approximately $68,000, and $85,000 for the three months ended November 30, 2009 and 2008, respectively, and $146,000 and $205,000 for the six months ended November 30, 2009 and 2008, respectively.

The grant date fair value of options vested during the six month periods ended November 30, 2009 and 2008 was approximately $140,000 and $201,000, respectively. The weighted average grant date fair value of options and warrants granted during the six month periods ended November 30, 2009 and 2008 was $-0-and $.30, respectively. As of November 30, 2009 there was approximately $155,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of ..49 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2009:


                                               Weighted     Average
                                                Average    Remaining   Aggregate
                                   Number of   Exercise   Contractual  Intrinsic
                                     Shares      Price       Life        Value
                                   ---------   --------   -----------  ---------
Options and warrants
  outstanding - May 31, 2009       4,975,976     $1.18       5.37      $ 164,500
Granted                              118,200     $1.00
Exercised                               --
Forfeited/expired/cancelled             --
Options and warrants
  outstanding - November 30 2009   5,094,176     $1.18       4.85      $ 179,180

Outstanding exercisable
     - November 30, 2009           4,930,606     $1.19       4.76      $ 179,180



During the three months ended November 30, 2009, the Company acquired $1,200,000 shares of common stock at $.28 per share. The shares were included at cost as part of the Company's treasury stock as of November 30, 2009. During the three months ended November 30, 2009, the Company reissued 550,000 treasury shares at $.50 per share, and realized cash proceeds of $277,000.

Additionally, during the three months ended November 30, 2009, the Company reissued 81,500 shares of treasury stock for certain consulting services at $.69 per share, which represented the fair market value of the Company's common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during three months ended November 30, 2009, the Company recognized approximately $10,000 in consulting expense related to this consulting agreement.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)



6 - Commitments and Contingencies:

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of November 30, 2009, the Company has an accrual of $25,000 related to this settlement agreement.

7 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of August 31, 2009, the Company owed the director $40,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of November 30, 2009. As of November 30, 2009 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third-party, who subsequently became director of the Company during 2008. Accordingly, the notes are classified as related party notes as of November 30, 2009. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has Classified the balance as short-term obligation as of November 30, 2009.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


8 - Subsequent Events:

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 50%, or $275,000, was paid to Massachusetts General Hospital by March 2010. During 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000 by October 21, 2010. This amount is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

In January 2010, the Company approved the grant of 2,177,238 stock options to employees and consultants. The options have an exercise price of $1.95, expire ten years from grant, and vest over three years. The grant is contingent upon the shareholder approval of of the increase in the authorized common shares from 25 to 100 million shares as discussed below.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF November 30, 2009
                                   (UNAUDITED)


In October 2009, the Company's Board of Directors approved a Private Placement to sell up to 2,000,000 shares of the Company's common stock, no par value, at a price of $.50 per share. The offering commenced on or about November 2009 and was completed on March 29, 2010. All 2,000,000 shares were sold for proceeds totaling $1,000,000.

In May 2010, the Company purchased 200,000 shares of common stock at $.50 per share.

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

In August 2010, the Company renewed the office lease for $1,650 per month for one year.

In August 2010 the Company's Board of Directors approved a private placement offering to sell 2,000,000 shares of the Company's no par common stock to accredited investors at $1.00 per share. The Company has raised approximately $116,000 in cash related to this private placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements are based on our current expectations and entail various risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements as a result of various factors including those set forth in "Risk Factors" of the Company's May 31, 2009 Form 10-K.

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

We negotiated with a contract manufacturer Vista Biologicals Corporation to manufacture GMP product for the current clinical trial of Cytolin(R) at a cost of $565,000, all of which was paid by September 2008. The initial clinical trial is being conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $275,000 was paid by March 18, 2010. Per our agreement the Company owes another $137,500 to MGH by October 21, 2010. The Company has the funds available to satisfy this payment due.

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

Subsequently, CytoDyn, Inc. may fund a follow-up clinical trial at Massachusetts General Hospital using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost on the order of another half million dollars. The Company is conducting a private placement of common shares to secure the capital needed for the follow-up study. We cannot estimate what the hospital's research grant will be at this time until the hospital has provided those estimates.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of September 28, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended November 30, 2009 and 2008 are as follows:

For the three months ended November 30, 2009 and 2008 we had no activities that produced revenues from operations.

For the three months ended November 30, 2009, we had a net loss of $(694,612) compared to a net loss of $(657,978) for the corresponding period in 2008. For the three months ended November 30, 2009 and 2008, we incurred operating expenses of $(688,521) and $(645,878) consisting primarily of, consulting expense, stock-based compensation, legal fees, and salaries.

The increase in operating expenses of $42,643 from the three month period November 30, 2009 compared to the three months ended November 30, 2008 related primarily to decreases in research and development, offset by increases in salaries and consulting included in general and administrative expenses. Research and development expenses are associated with the development of our lead product Cytolin (R). As discussed above in our background, we negotiated a contract with a manufacturer in September 2008 to manufacture product that will be used in clinical trials going forward. This resulted in significant expense for the three months ended November 30, 2008. However, going forward we expect to have significant increases in research and development expenses as our clinical trials for Cytolin (R) move forward as discussed above.

Results of Operations for the six months ended November 30, 2009 and 2008 are as follows:

For the six months ended November 30, 2009 and 2008 we had no activities that produced revenues from operations.

For the six months ended November 30, 2009, we had a net loss of $(1,017,841) compared to a net loss of $(1,216,738) for the corresponding period in 2008. For the six months ended November 30, 2009 and 2008, we incurred operating expenses of $(964,060) and $(1,198,318) consisting primarily of, consulting expense, stock-based compensation, legal fees, research and development and salaries.

The decrease in operating expenses of $234,258 from the six month period November 30, 2009 compared to the six months ended November 30, 2008 related primarily to a decrease in research and development expenses of approximately $263,000, offset by increases in general and administrative expenses related to salaries and consulting expenses. Research and development expenses are associated with the development of our lead product Cytolin (R). As discussed above in our background, we negotiated a contract with a manufacturer in September 2008 to manufacture product that will be used in clinical trials going forward. This resulted in significant expense for the six months ended November 30, 2008. However, going forward we expect to have significant increases in research and development expenses as our clinical trials for Cytolin (R) move forward as discussed above.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the six months ended November 30, 2009 and 2008, and since October 28, 2003 through November 30, 2009 the Company has had net losses of $(1,017,841) and $(1,216,738) and $(9,563,470), respectively. As of November 30, 2009, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common and preferred stock and proceeds from notes payable. From October 28, 2003 through November 30, 2009 we raised cash of approximately $3,333,000 (net of offering costs) in common and preferred stock financings and approximately $1,534,000 through the issuance notes payable.

Since October 28, 2003 through November 30, 2009, we have incurred $1,587,000 of research and development costs and approximately $9,075,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2009, we had an accumulated deficit of approximately $(11,165,000) and a working capital deficit of approximately $(487,000).

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

In September 2009, the Company authorized the raise of $2,000,000 through a Private Placement Offering of preferred shares. The Company amended its articles and designated 400,000 preferred shares Series B to be sold at $5.00 per share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued. The Company raised $2,000,000 of cash related to this private placement.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the six month period ending November 30, 2009 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after November 30, 2009.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended November 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     Part II

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity and Use of Proceeds

During the three months ended November 30, 2009, the Company acquired $1,200,000 shares of common stock at $.28 per share. The shares were included at cost as part of the Company's treasury stock as of November 30, 2009. During the three months ended November 30, 2009, the Company reissued 550,000 treasury shares at $.50 per share, and realized cash proceeds of $277,000. Additionally, during the three months ended November 30, 2009, the Company reissued 81,500 shares of treasury stock for certain consulting services at $.69 per share. These shares were sold pursuant to an exemption under Regulation D Rule 506 of the Securities Act.

During the three months ended November 30, 2009 the Company issued 125,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $625,000. The Series B is convertible into ten shares of the Company's common stock, with an effective fixed conversion price of $.50 per share. These shares were sold pursuant to an exemption under Regulation D Rule 506 of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved and removed

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


DATE:    September 28, 2010                    BY: /s/ Allen D. Allen
       -----------------------                 -----------------------------
                                               Allen D. Allen
                                               President and CEO