Form 10-Q
period 2010-02-28
CYTODYN INC
filed 2010-10-25
CIK 1175680

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

For Quarter Ended: February 28, 2010            Commission File Number 000-49908
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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On October 21, 2010, there were 20,574,296 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of February 28, 2010
           (unaudited) and May 31, 2009                                        1

          Condensed Consolidated Statement of Operations for the Three and
           nine months Ended February 28, 2010 and 2009, and for the
           Period from October 28, 2003 to February 28, 2010 (unaudited)       2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to
           February 28, 2010 (unaudited)                                       3

          Condensed Consolidated Statement of Cash Flows for the nine
           Months Ended February 28, 2010 and 2009 and for the Period
           from October 28, 2003 to February 28, 2010 (unaudited)              9

          Notes to Condensed Consolidated Financial Statements (unaudited)    11

Item 2    Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations.                                          21
          --------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk          27
          ----------------------------------------------------------

Item 4    Controls and Procedures                                             27
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                   28
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         28
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                     28
          -------------------------------

Item 4    Reserved and removed                                                28
          --------------------

Item 5    Other Information                                                   28
          -----------------

Item 6    Exhibits                                                            28
          --------


                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                               February 28,       May 31,
                                                                   2010            2009
                                                               (unaudited)
                                                               ------------    ------------
               Assets
Current Assets:
   Cash                                                        $    987,448    $    265,520
   Stock subscription                                               100,000
   Prepaid expenses                                                  20,281            --
   Prepaid license fees                                               7,500           7,500
                                                               ------------    ------------
Total current assets                                              1,115,229         273,020

Furniture and equipment, net                                          4,066           1,963

Intangible assets, net                                                 --               161

Other Assets                                                         25,850          29,600
                                                               ------------    ------------

                                                               $  1,145,145    $    304,744
                                                               ============    ============

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                            $    252,795    $    269,870
   Accrued liabilities                                               78,102          49,424
   Short-term portion of legal accrual                                 --            25,000
   Indebtedness to related parties - short-term portion             193,985            --
   Short-term portion of notes payable                               12,500          67,500
   Accrued interest payable                                          37,315          80,329
                                                               ------------    ------------
Total current liabilities                                           574,697         492,123

Long Term Liabilities
   Accrued salaries - related party                                 229,500         229,500
   Notes payable                                                       --            70,500
   Convertible notes payable, net                                     6,937          21,937
   Indebtedness to related parties                                     --           190,985
                                                               ------------    ------------

Total Liabilities                                                   811,134       1,005,045
                                                               ------------    ------------

Shareholders' Equity (Deficit):
   Series A Convertible preferred stock, no par value;
    5,000,000 shares authorized, -0- and 100,000 shares
    issued and outstanding at February 28, 2010 and
    May 31, 2009, respectively                                         --           167,500
   Series B Convertible stock preferred stock,
    no par value; 400,000 shares authorized, 376,100 and
    -0- shares issued and outstanding at February 28, 2010
    and May 31, 2009, respectively                                1,880,500            --
   Treasury stock, at cost, -0- shares held                            --              --
   Additional paid-in capital - treasury stock                      313,080
   Common stock, no par value; 25,000,000 shares authorized,
    19,443,895 and 16,221,315 shares issued and outstanding
    at February 28, 2010 and May 31, 2009, respectively           6,854,804       6,285,587
   Prepaid stock services                                           (78,861)           --
   Additional paid-in capital                                     3,246,770       2,994,153
   Accumulated deficit on unrelated dormant operations           (1,601,912)     (1,601,912)
   Deficit accumulated during development stage                 (10,280,370)     (8,545,629)
                                                               ------------    ------------
         Total shareholders' equity (deficit)                       334,011        (700,301)
                                                               ------------    ------------

                                                               $  1,145,145    $    304,744
                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.


                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      October 28,
                                                                                                         2003
                                          Three months ended,              Nine months ended,           through
                                       2/28/2010       2/28/2009       2/28/2010       2/28/2009       2/28/2010
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    693,972    $    245,671    $  1,459,211    $    906,154    $  7,284,029
   Amortization / depreciation                515           2,376           1,561           7,017         177,453
   Research and development                11,907            --           179,275         460,000       1,599,203
   Legal fees                               6,950          24,112          37,357          97,306         728,131
                                     ------------    ------------    ------------    ------------    ------------

        Total operating expenses          713,344         272,159       1,677,404       1,470,477       9,788,816
                                     ------------    ------------    ------------    ------------    ------------

        Operating loss                   (713,344)       (272,159)     (1,677,404)     (1,470,477)     (9,788,816)

Interest income                              --              --              --              --             1,627
Extinguishment of debt                       --              --              --              --           337,342

Interest expense:
   Interest on convertible debt              --              --           (38,604)           --          (734,863)
   Interest on notes payable               (3,556)        (10,986)        (18,733)        (29,406)        (95,660)
                                     ------------    ------------    ------------    ------------    ------------
        Loss before income taxes         (716,900)       (283,145)     (1,734,741)     (1,499,883)    (10,280,370)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $   (716,900)   $   (283,145)   $ (1,734,741)   $ (1,499,883)   $(10,280,370)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $       (.04)   $      (0.02)   $       (.09)   $       (.11)   $       (.91)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          18,932,673      14,663,231      18,720,934      13,807,529      11,303,411
                                     ============    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through February 28, 2010
                                                        (unaudited)

                                      Preferred Stock                Common Stock                 Treasury Stock
                                --------------------------    --------------------------    ---------------------------
                                   Shares         Amount         Shares         Amount         Shares          Amount
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at October 28, 2003,
 following recapitalization            --             --        6,252,640    $ 1,425,334            --             --

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                          --             --        1,800,000        486,000            --             --

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                          --             --           16,667          5,000            --             --
Net loss at year ended
 May 31, 2004                          --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2004                --             --        8,069,307      1,916,334            --             --

July 2004, capital
 contribution by an officer            --             --             --             --              --             --

November 2004, common
 stock warrants granted                --             --             --             --              --             --

February 2005, capital
 contribution by an officer            --             --             --             --              --             --

Net loss at year ended
 May 31, 2005                          --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2005                --             --        8,069,307      1,916,334            --             --

                                                                                               Deficit
                                                                                             Accumulated
                                  Treasury      Stock for      Additional                      During
                                   Stock         Prepaid        Paid-in      Accumulated     Development
                                    APIC         Services       Capital        Deficit          Stage          Total
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at October 28, 2003,
 following recapitalization            --             --      $    23,502    $(1,594,042)           --      $  (145,206)

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                          --             --             --             --              --          486,000

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                          --             --             --             --              --            5,000
Net loss at year ended
 May 31, 2004                          --             --             --           (7,870)       (338,044)      (345,914)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2004                --             --           23,502     (1,601,912)       (338,044)          (120)

July 2004, capital
 contribution by an officer            --             --              512           --              --              512

November 2004, common
 stock warrants granted                --             --           11,928           --              --           11,928

February 2005, capital
 contribution by an officer            --
                                                      --            5,000           --              --            5,000
Net loss at year ended
 May 31, 2005                          --             --             --             --          (777,083)      (777,083)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2005                --             --           40,942     (1,601,912)     (1,115,127)      (759,763)

See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through February 28, 2010
                                                        (unaudited)

                                      Preferred Stock                Common Stock                 Treasury Stock
                                --------------------------    --------------------------    ---------------------------
                                   Shares         Amount         Shares         Amount         Shares          Amount
                                -----------    -----------    -----------    -----------    ------------    -----------
June through July 2005, sale
 of common stock less offering
 costs of $27,867 ($.75/share)         --             --          289,890        189,550            --             --

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)         --             --          160,110        120,082            --             --

May 2006, common shares issued
 to extinguish convertible debt        --             --          350,000        437,500            --             --

November 2005, 94,500 warrants
 exercised ($.30/share)                --             --           94,500         28,350            --             --

January through April 2006,
 common shares issued for
 prepaid services                      --             --          183,857        370,750            --             --

Amortization of prepaid
 stock services                        --             --             --             --              --             --

January through June 2006,
 warrants issued
 with convertible debt                 --             --             --             --              --             --

January through May 2006,
 beneficial conversion feature
 of convertible debt                   --             --             --             --              --             --

March through May 2006, stock
 options granted to consultants        --             --             --             --              --             --

                                                                                               Deficit
                                                                                             Accumulated
                                  Treasury      Stock for      Additional                      During
                                   Stock         Prepaid        Paid-in      Accumulated     Development
                                    APIC         Services       Capital        Deficit          Stage          Total
                                -----------    -----------    -----------    -----------    ------------    -----------
June through July 2005, sale
 of common stock less offering
 costs of $27,867 ($.75/share)         --             --             --             --              --          189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)         --             --             --             --              --          120,082

May 2006, common shares issued
 to extinguish convertible debt        --             --             --             --              --          437,500

November 2005, 94,500 warrants
 exercised ($.30/share)                --             --             --             --              --           28,350

January through April 2006,
 common shares issued for
 prepaid services                      --         (370,750)          --             --              --             --

Amortization of prepaid
 stock services                        --          103,690           --             --              --          103,690

January through June 2006,
 warrants issued
 with convertible debt                 --             --          274,950           --              --          274,950

January through May 2006,
 beneficial conversion feature
 of convertible debt                   --             --          234,550           --              --          234,550

March through May 2006, stock
 options granted to consultants        --             --          687,726           --              --          687,726

See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through February 28, 2010
                                                        (unaudited)

                                      Preferred Stock                Common Stock                 Treasury Stock
                                --------------------------    --------------------------    ---------------------------
                                   Shares         Amount         Shares         Amount         Shares          Amount
                                -----------    -----------    -----------    -----------    ------------    -----------
March 2006, stock options
 issued to extinguish debt             --             --             --             --              --             --

Net loss at year ended
 May 31, 2006                          --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2006                --             --        9,147,664      3,062,566            --             --

Common stock issued to
 extinguish convertible debt           --             --          119,600        149,500            --             --

Common stock issued for
 AITI acquisition                      --             --        2,000,000        934,399            --             --

Amortization of
 prepaid stock services                --             --             --             --              --             --

Common stock payable for
 prepaid services                      --             --             --             --              --             --

Stock-based compensation               --             --             --             --              --             --
Warrants issued with
 convertible debt                      --             --             --             --              --             --
Common stock issued for services       --             --           30,000         26,400            --             --

Preferred shares issued AGTI        100,000        167,500           --             --              --             --

Net loss, May 31, 2007                 --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2007             100,000        167,500     11,297,264      4,172,865            --             --

                                                                                               Deficit
                                                                                             Accumulated
                                  Treasury      Stock for      Additional                      During
                                   Stock         Prepaid        Paid-in      Accumulated     Development
                                    APIC         Services       Capital        Deficit          Stage          Total
                                -----------    -----------    -----------    -----------    ------------    -----------
March 2006, stock options
 issued to extinguish debt             --             --           86,341           --              --           86,341

Net loss at year ended
 May 31, 2006                          --             --             --             --        (2,053,944)    (2,053,944)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2006                --         (267,060)     1,324,509     (1,601,912)     (3,169,071)      (650,968)

Common stock issued to
 extinguish convertible debt           --             --             --             --              --          149,500

Common stock issued for
 AITI acquisition                      --             --             --             --              --          934,399

Amortization of
 prepaid stock services                --          267,060           --             --              --          267,060

Common stock payable for
 prepaid services                      --         (106,521)       120,000           --              --           13,479

Stock-based compensation               --             --          535,984           --              --          535,984
Warrants issued with
 convertible debt                      --             --           92,500           --              --           92,500
Common stock issued for services       --             --             --             --              --           26,400

Preferred shares issued AGTI           --             --             --             --              --          167,500

Net loss, May 31, 2007                 --             --             --             --        (2,610,070)    (2,610,070)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2007                --         (106,521)     2,072,993     (1,601,912)     (5,779,141)    (1,074,216)

See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through February 28, 2010
                                                        (unaudited)

                                      Preferred Stock                Common Stock                 Treasury Stock
                                --------------------------    --------------------------    ---------------------------
                                   Shares         Amount         Shares         Amount         Shares          Amount
                                -----------    -----------    -----------    -----------    ------------    -----------
Amortization of prepaid
 stock for services                    --             --             --             --              --             --

Stock based compensation               --             --             --             --              --             --

Common stock issued to
 extinguish convertible debt           --             --          750,000         75,000            --             --

Rescission of common
 stock issued for services             --             --         (142,857)      (100,000)           --             --

Original issue discount
 convertible debt with warrants        --             --             --             --              --             --

Original issue discount
 convertible debt with
 beneficial conversion feature         --             --             --             --              --             --

Stock issued for cash
 ($.50/share)                          --             --          642,000        321,000            --             --

Net loss                               --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2008             100,000    $   167,500     12,546,407    $ 4,468,865            --             --

Stock issued for cash
 ($.50/share)                          --             --        3,023,308    $ 1,511,654            --             --

Stock issued for services
 ($.50/share)                          --             --          388,200        194,100            --             --

                                                                                               Deficit
                                                                                             Accumulated
                                  Treasury      Stock for      Additional                      During
                                   Stock         Prepaid        Paid-in      Accumulated     Development
                                    APIC         Services       Capital        Deficit          Stage          Total
                                -----------    -----------    -----------    -----------    ------------    -----------
Amortization of prepaid
 stock for services                    --          106,521           --             --              --          106,521

Stock based compensation               --             --          461,602           --              --          461,602

Common stock issued to
 extinguish convertible debt           --             --             --             --              --           75,000

Rescission of common
 stock issued for services             --             --             --             --              --         (100,000)

Original issue discount
 convertible debt with warrants        --             --            3,662           --              --            3,662

Original issue discount
 convertible debt with
 beneficial conversion feature         --             --           75,000           --              --           75,000

Stock issued for cash
 ($.50/share)                          --             --             --             --              --          321,000

Net loss                               --             --             --             --        (1,193,684)    (1,193,684)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2008                --             --      $ 2,613,257    $(1,601,912)   $ (6,972,825)   $(1,325,115)

Stock issued for cash
 ($.50/share)                          --             --             --             --              --      $ 1,511,654

Stock issued for services
 ($.50/share)                          --             --             --             --              --          194,100

See accompanying notes to condensed consolidated financial statements



                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through February 28, 2010
                                                        (unaudited)

                                      Preferred Stock                Common Stock                 Treasury Stock
                                --------------------------    --------------------------    ---------------------------
                                   Shares         Amount         Shares         Amount         Shares          Amount
                                -----------    -----------    -----------    -----------    ------------    -----------
Stock issued for services
 ($.37/share)                          --             --          150,000         55,500            --             --

Stock based compensation               --             --             --             --              --             --

Stock issued in payment of
 accounts payable, ($.50/share)        --             --           98,000         49,000            --             --

Stock issued for services
 ($.42/share)                          --             --           15,400          6,468            --             --

Capital contribution                   --             --             --             --              --             --

Net loss ended May 31, 2009            --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2009             100,000    $   167,500     16,221,315    $ 6,285,587            --             --

Stock issued for cash
 ($.50/share)                          --             --          236,400        118,200            --             --

Stock issued for cash
 ($.50/share)less offering
 Costs of $15,229                      --             --          304,580        137,061            --             --

Conversion of debt to
Common stock ($.45/share)              --             --          325,458        146,456            --             --

Conversion of preferred
 Stock to common stock             (100,000)      (167,500)     2,356,142        167,500            --             --

                                                                                               Deficit
                                                                                             Accumulated
                                  Treasury      Stock for      Additional                      During
                                   Stock         Prepaid        Paid-in      Accumulated     Development
                                    APIC         Services       Capital        Deficit          Stage          Total
                                -----------    -----------    -----------    -----------    ------------    -----------
Stock issued for services
 ($.37/share)                          --             --             --             --              --           55,500

Stock based compensation               --             --          371,996           --              --          371,996

Stock issued in payment of
 accounts payable, ($.50/share)        --             --             --             --              --           49,000

Stock issued for services
 ($.42/share)                          --             --             --             --              --            6,468

Capital contribution                   --             --            8,900           --              --            8,900

Net loss ended May 31, 2009            --             --             --             --        (1,572,804)    (1,572,804)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at May 31, 2009                --             --      $ 2,994,153    $(1,601,912)   $ (8,545,629)   $  (700,301)

Stock issued for cash
 ($.50/share)                          --             --             --             --              --          118,200

Stock issued for cash
 ($.50/share) less offering
 Costs of $15,229                      --             --             --             --              --          137,061

Conversion of debt to
 Common stock ($.45/share)             --             --             --             --              --          146,456

Conversion of preferred
 Stock to common stock                 --             --             --             --              --             --

See accompanying notes to condensed consolidated financial statements


                                                        CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through February 28, 2010
                                                        (unaudited)

                                      Preferred Stock                Common Stock                 Treasury Stock
                                --------------------------    --------------------------    ---------------------------
                                   Shares         Amount         Shares         Amount         Shares          Amount
                                -----------    -----------    -----------    -----------    ------------    -----------
Stock-based compensation               --             --             --             --              --             --

Original issue discount
 Convertible debt with
 Beneficial conversion Feature         --             --             --             --              --             --

Repurchase of common stock
 ($.28/share)                          --             --             --             --        (1,200,000)      (336,000)

Stock issued for cash
 ($.50/share)                          --             --             --             --           550,000        154,000

Stock issued for services
 ($1.45/share)                         --             --             --             --            81,580         22,842

Stock issued for cash
 ($.50/share)less offering
 Costs of $28,421                      --             --             --             --           568,420        159,158

Amortization of prepaid
 Stock for services                    --             --             --             --              --             --

Series B Convertible
 Preferred stock issued
 For cash ($5.00/share)             376,100      1,880,500           --             --              --             --

Net Loss, ended
 February 28, 2010                     --             --             --             --              --             --
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at February 28, 2010        376,100    $ 1,880,500     19,443,895    $ 6,854,804            --      $      --
                                ===========    ===========    ===========    ===========    ============    ===========

                                                                                               Deficit
                                                                                             Accumulated
                                  Treasury      Stock for      Additional                      During
                                   Stock         Prepaid        Paid-in      Accumulated     Development
                                    APIC         Services       Capital        Deficit          Stage          Total
                                -----------    -----------    -----------    -----------    ------------    -----------
Stock-based compensation               --             --          214,013           --              --          214,013

Original issue discount
 Convertible debt with
 Beneficial conversion Feature         --             --           38,604           --              --           38,604

Repurchase of common stock
 ($.28/share)                          --             --             --             --              --         (336,000)

Stock issued for cash
 ($.50/share)                       123,000           --             --             --              --          277,000

Stock issued for services
 ($1.45/share)                       95,449       (118,291)          --             --              --             --

Stock issued for cash
 ($.50/per share)less
 offering Costs of $28,421           94,631           --             --             --              --          253,789

Amortization of prepaid
 Stock for services                    --           39,430           --             --              --           39,430

Series B Convertible
 Preferred stock issued
 For cash ($5.00/share)                --             --             --             --              --        1,880,500

Net Loss, ended
 February 28, 2010                     --             --             --             --        (1,734,741)    (1,734,741)
                                -----------    -----------    -----------    -----------    ------------    -----------
Balance at February 28, 2010    $   313,080    $   (78,861)   $ 3,246,770    $(1,601,912)   $(10,280,370)   $   334,011
                                ===========    ===========    ===========    ===========    ============    ===========

See accompanying notes to condensed consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          October 28,
                                                                   9 months ended             2003
                                                            --------------------------      through
                                                             2/28/2010      2/28/2009      2/28/2010
                                                            -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                 $(1,734,741)   $(1,499,883)   (10,280,370)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                              1,561          7,017        177,453
         Extinguishment of debt                                    --             --         (337,342)
         Amortization of original issue discount                 38,604           --          717,202
         Purchased in process research and development             --             --          274,399
      Stock-based compensation                                  253,443        544,768      3,047,343
      Changes in current assets and liabilities:
         Accrued legal settlement                               (25,000)       (50,000)          --
         Prepaid expenses                                       (20,281)        43,842        (27,781)
         Other assets                                             3,911            142        (25,850)
         Accounts payable, accrued
         interest and accrued liabilities                       (10,455)        32,826        667,668
                                                            -----------    -----------    -----------
   Net cash used in operating activities                     (1,492,958)      (921,288)    (5,787,278)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Furniture and equipment purchases                             (3,664)        (1,951)       (16,379)
                                                            -----------    -----------    -----------
   Net cash used in investing activities                         (3,664)        (1,951)       (16,379)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Capital contributions by president                              --            6,900         14,412
   Proceeds from notes payable to related parties                 3,000           --          705,649
   Payments on notes payable to related parties                    --          (41,842)      (120,498)
   Proceeds from notes payable issued to individuals               --             --          145,000
   Payments on notes payable issued to individuals              (15,000)        (7,000)       (22,000)
   Proceeds from convertible notes payable                         --             --          686,000
   Proceeds from the sale of common stock                       245,490        900,900      2,835,561
   Proceeds from Series B Preferred stock                     1,805,500           --        1,805,500
   Purchase of treasury stock                                  (336,000)          --         (336,000)
   Proceeds from issuance of treasury stock                     559,210           --          559,210
Payments for offering costs                                     (43,650)          --         (125,517)
Proceeds from issuance of stock of AITI acquisition                --             --          512,200
   Proceeds from issuance of stock of AGTI acquisition             --             --          100,000
   Proceeds from exercise of warrants                              --             --           28,350
                                                            -----------    -----------    -----------
   Net cash provided by financing activities                  2,218,550        858,958      6,787,867
                                                            -----------    -----------    -----------

Net change in cash                                              721,928        (64,281)       984,210

Cash, beginning of period                                       265,520         85,435          3,238
                                                            -----------    -----------    -----------

Cash, end of period                                         $   987,448    $    21,154        987,448
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                          $      --      $      --             --
                                                            ===========    ===========    ===========
      Interest                                              $      --      $      --            3,036
                                                            ===========    ===========    ===========




                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          October 28,
                                                                 Nine months ended            2003
                                                            --------------------------      through
                                                             2/28/2010      2/28/2009      2/28/2010
                                                            -----------    -----------    -----------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                               --             --            7,542
                                                            ===========    ===========    ===========
Common stock issued to former officer to repay
 working capital advance                                           --             --            5,000
                                                            ===========    ===========    ===========
Common stock issued for convertible debt                           --             --          662,000
                                                            ===========    ===========    ===========
Common stock issued for debt                                    125,500           --          245,582
                                                            ===========    ===========    ===========
Common stock issued for accrued interest payable                 20,956           --           20,956
                                                            ===========    ===========    ===========
Common stock issued on payment of accounts payable                 --           49,000         49,000
                                                            ===========    ===========    ===========
Options to purchase common stock issued for debt                   --             --           62,341
                                                            ===========    ===========    ===========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt issued with warrants          38,604           --          719,266
                                                            ===========    ===========    ===========
Common stock issued for preferred stock                         167,500           --          167,500
                                                            ===========    ===========    ===========

Treasury stock issued for prepaid services                      118,291           --          118,291
                                                            ===========    ===========    ===========

Stock subscription receivable - preferred stock                  75,000           --           75,000
                                                            ===========    ===========    ===========

Stock subscription receivable - common stock                     25,000           --           25,000
                                                            ===========    ===========    ===========





See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2009 and 2008 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2009, filed with the Securities and Exchange Commission on August 9, 2010. Operating results for the three and nine months ended February 28, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2010 and 2009 and the period October 28, 2003 through February 28, 2010, (b) the financial position at February 28, 2010, and (c) cash flows for the nine month periods ended February 28, 2010 and 2009 and the period October 28, 2003 through February 28, 2010, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AGTI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of October 25, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital,

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of February 28, 2010 or May 31, 2009. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 28, 2010 and 2009, and for the period October 28, 2003 through February 28, 2010.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


Financial Instruments
At February 28, 2010 and May 31, 2009, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of February 28, 2010 and 2009.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and nine month periods ended February 28, 2010 and 2009, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 5,094,176 and 3,326,222 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended February 28, 2010 and 2009, respectively. Additionally, as discussed in Note 4, the Company has 376,100 shares of convertible preferred stock that can convert into 752,200 shares of common stock upon the shareholder approval increasing the number of authorized common shares in April 2010.

Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements:

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


4 - Convertible instruments:

In July 2009, the Company amended certain promissory notes into convertible notes that can be converted into shares of common stock. The notes had a fixed conversion price of $.45 per share. During the nine months ended February 28, 2010, $146,456 in notes and accrued interest converted into 325,458 shares of common stock. At the commitment date, the conversion option associated with the notes was deemed to have a beneficial conversion feature (BCF), and the Company recorded a BCF of $38,604 as a debt discount and corresponding increase to additional paid-in capital. For the three and nine months ended February 28, 2010, the Company recorded $-0- and $38,604 in interest expense as the debt discount was fully amortized upon the conversion of the notes into common stock.

In June, 2009, an investor converted 100,000 shares of Series A Preferred stock into 2,356,142 shares of restricted common stock. At the commitment date, there was no beneficial conversion feature associated with the convertible preferred stock, and accordingly, no constructive dividend was recorded by the Company.

During the nine months ended February 28, 2010 the Company issued 376,100 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $1,805,500. The Series B is convertible into ten shares of the Company's common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at $.25 per share. The Series B holders have no voting rights.

5 - Equity:

The Company has one stock-based equity plan at February 28, 2010. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 2,800,000 shares of the Company's common stock. As of February 28, 2010 the Company had 448,878 shares available for future stock option grants under the plan (See Note 8).

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumption for the periods ended February 28, 2010 and 2009:

                                          2010                    2009
                                   -------------------    -------------------
     Risk free rate                        --                2.56% - 2.84%
     Dividend Yield                        --                    0.00
     Volatility                            --              124.00% - 156.00%
     Expected term                         --                  3.0 years


During the nine months ended February 28, 2010 the Company granted 118,200 warrants with an exercise price of $1.00, immediate vesting, and expiration date of five years from the date of grant. The warrants were issued in conjunction with the issuance of common stock to certain investors pursuant to a private placement, which entitled the investors to one common stock warrant for each dollar of common stock purchased. Accordingly, these warrants were not valued in the above Black-Scholes model.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


Net cash proceeds from the exercise of stock options and warrants were $0 for the three and nine months ending February 28, 2010 and 2009, respectively. Compensation expense related to stock options and warrants was approximately $68,000, and $83,000 for the three months ended February 28, 2010 and 2009, respectively, and approximately $214,000 and $289,000 for the nine months ended February 28, 2010 and 2009, respectively.

The grant date fair value of options vested during the nine month periods ended February 28, 2010 and 2009 was approximately $206,000 and $279,000, respectively. The weighted average grant date fair value of options and warrants granted during the nine month periods ended February 28, 2010 and 2009 was $-0-and $.30, respectively. As of February 28, 2010 there was approximately $87,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of ..27 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2010:

                                              Weighted    Average
                                               Average   Remaining    Aggregate
                                   Number of  Exercise  Contractual   Intrinsic
                                     Shares     Price       Life        Value
                                   ---------  --------  -----------  -----------
Options and warrants
 outstanding - May 31, 2009        4,975,976    $1.18      5.37      $   164,500
Granted                              118,200    $1.00
Exercised                               --
Forfeited/expired/cancelled             --
Options and warrants
 outstanding - February 28 2010    5,094,176    $1.18      4.60      $ 4,755,167

Outstanding exercisable
 - February 28, 2010               4,997,368    $1.19      4.54      $ 4,628,852

During the nine months ended February 28, 2010, the Company acquired $1,200,000 shares of common stock at $.28 per share. The shares were included at cost as part of the Company's treasury stock as of February 28, 2010. During the nine months ended February 28 , 2010, the Company reissued 1,118,420 treasury shares at $.50 per share, and realized net cash proceeds of approximately $531,000, net of Approximately $28,000 in offering costs.

Additionally, during the nine months ended February 28, 2010, the Company reissued 81,580 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company's common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during three and nine months ended February, 2010, the Company recognized approximately $10,000 and $39,000 in consulting expense related to this consulting agreement, respectively.

During the nine months ended February 28, 2010, the Company issued 540,980 shares of common stock at $.50 per share, and realized cash proceeds of approximately $230,000, net of approximately $15,000 in offering costs.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


6 - Commitments and Contingencies:

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of February 28, 2010, all amounts related to this ligation have been paid and settled.

7 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of February 28, 2010 the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of February 28, 2010. As of February 28, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14%, and a maturity date of six months from the issuance date. The notes were originally issued to an unrelated third-party, who subsequently became director of the Company during 2008. Accordingly, the notes are classified as related party notes as of February 28, 2010. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has Classified the balance of $150,000 as short-term obligation as of February 28, 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF February 28, 2010
                                   (UNAUDITED)


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

In February 2010, the Company negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of the Company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $136,000 was paid by September 2010.

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

In July 2010, two of the Company's executives forgave approximately $230,000 in accrued salaries that are included as "Accrued salaries - related party" at February 28, 2010.

In August 2010, the Company renewed the office lease for $1,650 per month for one year.

In August 2010 the Company's Board of Directors approved a private placement offering to sell 2,000,000 shares of the Company's no par common stock to accredited investors at $1.00 per share. The Company has raised approximately $231,000 in cash related to this private placement.

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

We negotiated a contract with manufacturer Vista Biologicals Corporation to manufacture a humanized version of the company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $136,000 was paid by September 2010. Although a murine (mouse) version of Cytolin(R) was used for previous human experience that included some 200 patients successfully treated for up to two years, as well as an encouraging Phase I(b)/II(a) study, the Company believes that a fully-humanized version is necessary for the clinical trial that is expected to follow the current one.

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

Patents
-------
We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market, sell and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. We intend to file additional patents during the current fiscal year if our research and development efforts go as planned.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of October 25, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended February 28, 2010 and 2009 are as follows:

For the three months ended February 28, 2010 and 2009 we had no activities that produced revenues from operations.

For the three months ended February 28, 2010, we had a net loss of $(716,900) compared to a net loss of $(283,145) for the corresponding period in 2009. For the three months ended February 28, 2010 and 2009, we incurred operating expenses of $(713,344) and $(272,159) consisting primarily of, consulting expense, stock-based compensation, legal fees, and salaries.

The increase in operating expenses of $441,185 from the three month period February 28, 2010 compared to the three months ended February 28, 2009 related primarily to increases in research and development of approximately $12,000, increases in salaries, consulting, and professional fees included in general and administrative expenses. Research and development expenses are associated with the development of our lead product Cytolin (R). In the future, we expect to have significant increases in research and development expenses as our clinical trials for Cytolin (R) move forward as discussed above.

Results of Operations for the nine months ended February 28, 2010 and 2009 are as follows:

For the nine months ended February 28, 2010 and 2009 we had no activities that produced revenues from operations.

For the nine months ended February 28, 2010, we had a net loss of $(1,734,741) compared to a net loss of $(1,499,883) for the corresponding period in 2009. For the nine months ended February 28, 2010 and 2009, we incurred operating expenses of $(1,677,404) and $(1,470,477) consisting primarily of, consulting expense, stock-based compensation, legal fees, research and development and salaries.

The increase in operating expenses of $206,927 from the nine month period February 28, 2010 compared to the nine months ended February 28, 2009 related primarily to a decrease in research and development expenses of approximately $281,000, offset by increases in general and administrative expenses related to salaries, consulting expenses, professional fees and investor relations. Research and development expenses are associated with the development of our lead product Cytolin (R). As discussed above in our background, we negotiated a contract with a manufacturer in September 2008 to manufacture product that will be used in clinical trials going forward. This resulted in significant expense for the nine months ended February 28, 2009. However, going forward we expect to have significant increases in research and development expenses as our clinical trials for Cytolin (R) move forward as discussed above. Additionally, we expect our operating expenses such as salaries and consulting expenses to increase as our product moves forward through clinical trials.

Interest expense increased approximately $28,000 for the nine months ended February 28, 2010 compared to the corresponding period in 2009 primarily due to approximately $39,000 in interest expense associated with our beneficial conversion feature related to the conversion option with convertible notes. This was offset by a decrease in interest expense on notes payable of approximately $10,000, as there was less principal outstanding in 2010 relative to 2009 as notes were converted or paid.

Liquidity and Capital Resources

As shown in the accompanying Financial Statements, for the nine months ended February 28, 2010 and 2009, and since October 28, 2003 through February 28, 2010 the Company has had net losses of $(1,734,741) and $(1,499,883) and $(10,280,370), respectively. As of February 28, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common and preferred stock and proceeds from notes payable. From October 28, 2003 through February 28, 2010 we raised cash of approximately $5,075,000 (net of offering costs) in common and preferred stock financings and approximately $1,537,000 through the issuance notes payable.

Since October 28, 2003 through February 28, 2010, we have incurred $1,599,000 of research and development costs and approximately $9,789,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of February 28, 2010, we had an accumulated deficit of approximately $(11,882,000) and working capital of approximately $541,000. Our working capital is a direct result of our recent equity offerings.

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

In September 2009, the Company authorized the raise of $2,000,000 through a Private Placement Offering of preferred shares. The Company amended its articles and designated 400,000 preferred shares Series B to be sold at $5.00 per share. The preferred shares are convertible into common shares at $.50 per share or 10 shares of common for every preferred share issued. The Company raised $2,000,000 of cash related to this private placement. This offer was completed March 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the nine month period ending February 28, 2010 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after February 28, 2010.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended February 28, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     Part II

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity and Use of Proceeds

During the three months ended February 28, 2010, the Company sold a total of 873,000 shares of its common stock at a price of $.50 per share to investors in a private offering and paid commissions of approximately $43,000. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act. The investors were all "accredited investors" as such term is defined in Rule 501 of Regulation D.

During the three months ended February 28, 2010, the Company sold 251,100 shares of its Series B Convertible Preferred Stock at a price of $5.00 per share to investors in a private offering. Each share of Series B Preferred is convertible into ten shares of the Company's common stock. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 under the Act. The investors were all "accredited investors" as such term is defined in Rule 501 of Regulation D.

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


DATE:     October 25, 2010                  BY: /s/ Allen D. Allen
       -----------------------                 -----------------------------
                                               Allen D. Allen
                                               President and CEO