Form 10-K
period 2010-05-31
CYTODYN INC
filed 2010-12-03
CIK 1175680

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2010

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

     Large accelerated filer [ ]            Accelerated filer  [ ]

     Non-accelerated filer   [ ]            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Act). [ ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 15,201,858

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 30, 2010 the registrant had 20,942,296 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------

                                  CYTODYN, INC

                    FORM 10-K FOR THE YEAR ENDED MAY 31, 2010

                                TABLE OF CONTENTS




PART I
Item 1.   Business.........................................................    2
Item 2.   Properties.......................................................   11
Item 3.   Legal Proceedings................................................   11
Item 4.   Submission of Matters to a Vote of Security Holders..............   11

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities..............   12
Item 6.   Selected Financial Data..........................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   14
Item 8.   Financial Statements and Supplementary Data......................   22
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...........................................   43
Item 9A.  Controls and Procedures..........................................   43
Item 9B.  Other Information................................................   44

PART III
Item 10.  Directors, Executive Officers and Corporate Governance...........   45
Item 11.  Executive Compensation...........................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters................................   50
Item 13.  Certain Relationships and Related Transactions and
            Director Independence..........................................   51
Item 14.  Principal Accounting Fees and Services...........................   51
Item 15.  Exhibits, Financial Statement Schedules..........................   53

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

Subsidiaries

Advanced Genetic Technologies, Inc.

On January 30, 2007, the Company acquired the subsidiary Advanced Genetic Tehcnologies, Inc. which holds the exclusive right to develop an improved version of Cytolin(R) using two antibodies invented at Harvard University Medical School's CBR Institute for Biomedical Research pursuant to an acquisition agreement. The Company has not used these two antibodies in our research and development efforts to date but we intend on using these in future research and development efforts.

In exchange for $100,000 and seven years of prepaid license fees, the Company issued 100,000 preferred shares of unregistered stock to Utek Corp. in exchange for 1,000 shares or 100% of Advanced Genetic Technologies, Inc. common stock. On July 2009, the preferred shares were converted into 2,356,000 common shares of the Company's stock.

Advanced Influenza Technologies, Inc.

In June 2006 the company acquired pursuant to an acquisition agreement the subsidiary Advanced Influenza Technologies, Inc., ("AITI"). AITI was incorporated under the laws of Florida on June 9, 2006. The Company issued 2,000,000 shares of unregistered securities for 1,000 shares or 100% of AITI stock. The Company acquired a prepaid sponsored research project for $162,000, a license agreement for $150,000, and acquired $109,399 in expenses associated with the license agreement and cash of $512,200. This subsidiary was abandoned as the Company terminated the license agreement acquired by AITI for a DNA plasmid vaccine from the University of Massachusetts.

Business

Treatment for HIV/AIDS Cytolin(R)

CytoDyn, Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV & AIDS. Cytolin(R) has been observed to treat HIV/AIDS through immunologic mechanisms that delay the ability of HIV infection to impair the immune system, leading to the illness known as Acquired Immune Deficiency Syndrome or AIDS.

How it Was Discovered

Just over a decade ago, three scientists who were working independently of each other discovered why HIV does not cause disease in the other mammals it can infect. There are, of course, other viruses that are similar to HIV and that can cause AIDS-like diseases in animals, such as simian immunodeficiency virus (SIV) and feline immunodeficiency virus (FIV). However, the human immunodeficiency virus (HIV) only causes disease in humans and not in the other mammals it can infect, such as chimpanzees. In discovering why this is the case, researchers also demonstrated why humans infected with HIV lose all of their CD4 T cells even though only a minority of those cells become infected with HIV. This was demonstrated by Joyce Zarling[1] at the Yerkes Primate Research Center, Leonard Adelman[2] at the University of Southern California, and Allen D. Allen then at Olive View-UCLA Medical Center. The seminal paper, published in the Journal of Immunology in 1990, was by Zarling. She and her colleagues conducted a cross-species study. It proved to a scientific certainty that the reason only humans develop AIDS in response to HIV infection is that only humans respond to the infection with a proliferation of cytotoxic T lymphocytes (CTL) that indiscriminately kill human CD4 T cells, including healthy, uninfected CD4 T cells.

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

Hepatitis, when associated with hepatitis B and C virus, has been known for years to be a disease that is triggered by an infection and that results in the destruction of the liver by CTL. The destruction of the liver occurs because its surface becomes coated with intercellular adhesion molecules (ICAM). The co-receptor to ICAM is LFA-1. What makes a CD8 T cell a cytotoxic cell rather than a suppressor cell is the overproduction of LFA-1. When the CTL circulate through the liver, the LFA-1 binds to the ICAM killing the hepatocytes or liver cells. Interferon-alpha is the gold standard for treating serum hepatitis because it down regulates the ICAM molecules on the liver so that the CTL do not harm that organ. Not surprisingly, then, Bofill, et al have shown that increased numbers of CTL predict the decline of CD4 T cells in HIV patients. By knowing the mechanism of action, Allen[10] was able to identify a class of monoclonal antibodies that could prevent the indiscriminate destruction of CD4 T cells by CTL. Cytolin(R) is one such antibody and is our lead product.

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

Current Clinical Trials

CytoDyn has agreed to provide a research grant and GMP product to Massachusetts General Hospital for the purpose of conducting an ex-vivo study of Cytolin(R). The study has enrolled 10 adults with early HIV infection and 10 healthy controls, each of whom will be required to participate for six months. The study began in July 2010 therefore we expect the study to be completed by January 2011. The study design and objectives are available to view at http://clinicaltrials.gov, search word, cytolin.

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

The Company's Model of New Drug Development

The study CytoDyn is funding at Massachusetts General Hospital is science-intensive, and is intended as a prelude to a follow-on clinical trial that may or may not be conducted by the same institution.. Over and above conducting the study, Massachusetts General Hospital, not CytoDyn, designed the study and serves as its sponsor, all as part of its mission of "improving the public health by engaging in research for the purpose of discovering and making available to the public new and improved medical drugs and information," to quote the recitals of the agreement between Massachusetts General Hospital and CytoDyn, Inc.

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

Timing and anticipated completion dates for research and development.
---------------------------------------------------------------------

We estimate that the initial clinical trial to be conducted by Massachusetts General Hospital will take one year to complete. The study enrollment began January 13, 2010, hence the completion of the clinical trial is expected in January 2011. The Company's intention is to either fund additional clinical trials and/or enter into a strategic alliance.

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

Manufacturing and Source for Raw Materials

We negotiated a contract with manufacturer Vista Biologicals Corporation to manufacture a humanized version of the Company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $163,265 was paid by November 2010. Although a murine (mouse) version of Cytolin(R) was used for previous human experience that included some 200 patients successfully treated for up to two years, as well as an encouraging Phase I(b)/II(a) study, the Company believes that a fully-humanized version is necessary for the clinical trial that is expected to follow the current one.

The Company expects to have its proprietary, fully-humanized version of Cytolin(R) ready for bulk manufacturing in early 2011.

The initial clinical trial which is being conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $412,000 was paid by November 2010. In May 2010, the Company agreed to provide an additional $204,000 for the current clinical trial of Cytolin(R) which is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010. Pursuant to our agreement with MGH, the balance of $137,000 will be due on January 21, 2011.

Patents and Trademarks

We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. The Company intends to file a new patent application covering its humanized version(s) of Cytolin(R) during the next fiscal year if our research and development efforts warrant it.

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

Research and Development Costs

Company sponsored research and development expenses were $328,775, $468,700, And $1,748,703 in 2010, 2009 and for the period October 28, 2003 through May 31, 2010, respectively. We expect that research and development expenses will increase as we seek to expand development of our current and future product pipeline. They have decreased over the past two years.

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

Item 1A.   Risk Factors

This item is not required for smaller reporting companies

Item 2.    Properties

Our principal offices are located at 1511 Third Street, Santa Fe, New Mexico 87505. We have leased approximately 1,200 square feet of office space for one year beginning September 1, 2010 until August 31, 2011 at $1,650 per month.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 24, 2010 the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 25,000,000 shares to 100,000,000 shares. The effective date of the amendment was April 29, 2010.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Ranges of Common Stock

CytoDyn, Inc. trades on the OTC Pink Sheets under the ticker symbol CYDY.

Aggregate Number of Holders of Common Stock

The approximate number of record holders of our common stock on November 30, 2010 as 750. This includes shareholders that hold the shares in street name with Broker/Dealers.

The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the Pink Sheets quotations system:


Price Range of Outstanding Common Stock
---------------------------------------------------------------------
Year Ended May 31, 2010
---------------------------------------------------------------------
                                                      High     Low
--------------------------------------------------- -------- --------
First Quarter Ended August 31, 2009                  $ .70    $ .21
--------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2009                1.97      .50
--------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2010                 2.06     1.55
--------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2010                     2.08     1.30
---------------------------------------------------------------------

---------------------------------------------------------------------
Year Ended May 31, 2009
---------------------------------------------------------------------
                                                      High     Low
--------------------------------------------------- -------- --------
First Quarter Ended August 31, 2008                  $1.00    $ .30
--------------------------------------------------- -------- --------
Second Quarter Ended November 30, 2008               $ .66    $ .35
--------------------------------------------------- -------- --------
Third Quarter Ended February 28, 2009                $ .49    $ .29
--------------------------------------------------- -------- --------
Fourth Quarter Ended May 31, 2009                    $ .80    $ .25
---------------------------------------------------------------------

Dividends.
----------

Holders of our common stock and preferred stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in CytoDyn's operations and for expansion of the business.


Securities Authorized for Issuance under Equity Compensation Plans.

                      Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of May 31, 2010:

                               (a)                  (b)                     (c)

                      Number of securities   Weighted-Average       Number of securities
                      to be issued           future exercise        remaining available for
                      upon exercise of       price of outstanding   issuance under equity
                      outstanding options,   options, warrants,     compensation plans
Plan category         warrants and rights    and rights             (excluding securities)
-------------------   --------------------   --------------------   -----------------------
Equity compensation        4,201,122                                       3,398,878
 plans approved by
 security holders
Equity compensation        3,459,054
 plans not approved
 by security
 holders(1)
Total(2)                   7,660,176                $1.42                  3,398,878

-----------
(1) As of May 31, 2010 we had: 19,875,895 shares of common stock issued and outstanding; 3,398,878 shares currently reserved and available for future option grants.

Recent Sales of Unregistered Securities

During the three months ended May 31, 2010, the Company issued 632,000 shares of common stock at $.50 per share, and realized cash proceeds of approximately $288,000, net of approximately $28,000 in offering costs. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act. The investors were all "accredited investors" as such term is defined in Rule 501 of Regulation D.

During the three months ended May 31, 2010 the Company issued 25,700 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling approximately $128,500. The Series B is convertible into ten shares of the Company's common stock, with an effective fixed conversion price of $.50 per share. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act. The investors were all "accredited investors" as such term is defined in Rule 501 of Regulation D.

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

We negotiated with a contract manufacturer Vista Biologicals Corporation to manufacture GMP product for the our current clinical trial of Cytolin(R) at a cost of $565,000, all of which was paid by September 2008. The initial clinical trial to be conducted by Massachusetts General Hospital will cost the Company approximately $550,000 of which $412,000 was paid by November 30, 2010. The balance of $137,500 is due in January 2011.

We negotiated a contract with manufacturer Vista Biologicals Corporation to manufacture a humanized version of the company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $163,265 was paid by November 2010. Although a murine (mouse) version of Cytolin(R) was used for previous human experience that included some 200 patients successfully treated for up to two years, as well as an encouraging Phase I(b)/II(a) study, the Company believes that a fully-humanized version is necessary for the clinical trial that is expected to follow the current one.

The Company expects to have its proprietary, fully-humanized version of Cytolin(R) ready for bulk manufacturing in early 2011.

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

Subsequently, CytoDyn, Inc. may fund a follow-up clinical trial using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost on the order of another half million dollars. The Company is conducting a private placement of common shares to secure the capital needed for the follow-up study. We cannot yet estimate the cost of a follow up study at this time.

There are many factors that can delay clinical trial benchmarks. However, the Company hopes to receive the results and analysis of the upcoming clinical trial during 2011.

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

Patents
-------
We have a License Agreement with Allen D. Allen, our President and CEO that gives us the exclusive right to develop, market, sell and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. We intend to file for an additional patent during the next fiscal year covering our humanized version of Cytolin(R) if our research and development efforts warrant it.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of December 3, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Results of operations for the year ended May 31, 2010 compared to May 31, 2009 are as follows:

     For the years ended May 31, 2010 and 2009 the Company had no activities that produced revenues from operations.

     For the year ended May 31, 2010, the Company had a net loss of approximately ($3,737,000) compared to a net loss of approximately $(1,573,000) for the corresponding period in 2009. For the year ended May 31, 2010 and 2009, the Company incurred operating expenses consisting primarily of stock-based compensation, consulting and salaries, research and development, and amortization.

The operating expenses for the years ended May 31, 2010 and 2009 are as follows:

                                          2010             2009
                                     --------------   --------------
        Stock-based compensation     $  1,740,000     $      628,000
        Legal and accounting              209,000            123,000
        Salaries and consulting           962,000            437,000
        Research and development          329,000            469,000
        Amortization                        4,000              9,000
        Other                             429,000            203,000
                                     --------------   --------------
        Total                        $  3,673,000     $    1,869,000
                                     ==============   ==============

Stock-based compensation increased approximately $1,112,000 primarily due to a a significant grant of options in the fourth quarter of fiscal year 2010. A significant amount of the grants had immediate vesting rights, which resulted in a significant increase in stock-based compensation in the fourth quarter of 2010. Legal and accounting expense increased approximately $86,000 as we incurred increases in audit and accounting fees relative to an increase in our registration filings, which was offset by a decrease in legal fees as our past litigation was settled in fiscal year 2009. Salary and consulting expense increased approximately $525,000 in 2010 relative to 2009, as our operations increased with the our increases in cash proceeds from equity offerings, which allowed us to hire our Chief Operating Officer. Additionally, some of our employees converted from part time to full time during fiscal year 2010. The research and development expenses decreased approximately $140,000 from fiscal year 2010 to 2009. During 2009 we incurred significant expenditures related to the manufacturing of products used in our clinical trials that are currently in process. We expect research and development expenses to increase as our clinical trials progress.

Interest expense in 2010 related to convertible debt increased relative to 2009 due to fully amortizing our beneficial conversion feature associated with the conversion option related to this debt. There was no beneficial conversion features associated with convertible debt during 2009. Interest expense related to interest on notes payable decreased from fiscal year 2010 to 2009, as we paid down certain notes during 2010.

During 2009, we recognized approximately $337,000 in other income related to the extinguishment of certain debt. Given our current operating environment, we determined that the extinguishment was not extraordinary, but is not included in the operating income of the Company. The extinguishment was due to the statute of limitations expiring on a contract that created the debt.

Liquidity and Capital Resources

On May 31, 2010 we had working capital of $346,000 as compared to a negative working capital of approximately ($219,000) on May 31, 2009.

Cash Flows

Cash used in operating activities of approximately $2,146,000 during fiscal year 2010 increased approximately $859,000 from approximately $1,287,000 in 2009. The increase in the cash used in operating activities for the above periods was primarily attributable to the following:

     o Net loss increased approximately $2,164,000, with an increase in accounts payable, accrued interest payable, and accrued liabilities decreasing approximately $99,000.

 The above increases were partially offset by the following:

     o Stock-based compensation increased approximately $1,112,000 from 2009 to 2010.

     o    Debt extinguishment gain of approximately $337,000 in 2009.

There were no other significant changes in cash used in operating activities from 2009 to 2010.

There were no material changes in cash flows from investing activities from 2009 to 2010.

Cash flows provided by financing activities of approximately $2,585,000 during fiscal year 2010 increased approximately $1,116,000 from approximately $1,469,000 during 2009. The increase in cash provided by financing activities for the above periods was primarily attributable to the following:

     o Cash proceeds from the sale of Series B convertible stock increased approximately $2,009,000

     o    Proceeds from the sale of treasury stock increased approximately
          $559,000.

The above increases were partially offset by the following:

     o Proceeds from the sale of common stock decreased approximately $923,000 from 2009 to 2010.

     o Purchases of treasury stock increased approximately $436,000 from 2009 to 2010.

     o Payments related to equity offering costs increased approximately $72,000 from 2009 to 2010.

There were no other significant changes in cash provided by financing activities from 2009 to 2010.

As shown in the accompanying Financial Statements, for the year ended May 31, 2010 and 2009, and since October 28, 2003 through May 31, 2010 we incurred net losses of approximately $(3,737,000) and $(1,573,000) and $(12,283,000),
respectively. As of May 31, 2010, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From October 28, 2003 through May 31, 2010 we raised cash of approximately $5,594,000 (net of offering costs) through private placements of common and preferred stock financings and $1,537,000 through the issuance related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years.

Since October 28, 2003 through May 31, 2010, we have incurred approximately $1,749,000 of research and development costs and approximately $11,785,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of May 31, 2010, we had an accumulated deficit of approximately $13,884,000 and working capital of approximately $346,000.

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


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies

Item 8.    Financial Statements and Supplementary Data


                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS

                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   23

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2010 AND MAY 31, 2009           24

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
MAY 31, 2010 AND 2009, AND FOR THE PERIOD FROM
OCTOBER 28, 2003 TO MAY 31, 2010                                          25

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
THE PERIOD FROM OCTOBER 28, 2003 TO MAY 31, 2010                          26

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
MAY 31, 2010 AND 2009 AND FOR THE PERIOD FROM
OCTOBER 28, 2003 TO MAY 31, 2010                                          32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                34

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
CytoDyn, Inc. (A Development Stage Company)
Santa Fe, New Mexico


We have audited the accompanying consolidated balance sheets of CytoDyn, Inc. (a development stage company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended and the period from October 28, 2003 through May 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from October 28, 2003 through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $(3,736,944) for the year ended May 31, 2010 and has an accumulated deficit of $(13,884,485) for the period October 28, 2003 through May 31, 2010, respectively, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Pender Newkirk & Company LLP
-----------------------------------
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
December 3, 2010

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                              May 31,
                                                   ----------------------------
                                                        2010           2009
                                                   ------------    ------------
                       Assets
Current assets:
  Cash                                             $    700,497    $    265,520
  Prepaid insurance                                      12,127            --
  Prepaid license fees                                    7,500           7,500
                                                   ------------    ------------
Total current assets                                    720,124         273,020

Furniture and equipment, net                              3,549           1,963

Intangible assets, net                                     --               161

Other assets                                             23,975          29,600
                                                   ------------    ------------

                                                   $    747,648    $    304,744
                                                   ============    ============

       Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                 $    178,956    $    269,870
  Accrued liabilities                                    15,209          49,424
  Short-term portion of commitment
   and contingencies                                       --            25,000
  Indebtedness to related parties
   Short-term portion                                   153,985            --
  Accrued interest payable                               25,575          80,329
  Short-term portion of notes payable                      --            67,500
                                                   ------------    ------------
Total current liabilities                               373,725         492,123
                                                   ------------    ------------

Other liabilities:
  Accrued salaries - related party                      229,500         229,500
  Notes payable, less current portion                      --            70,500
  Convertible notes payable, net                          6,937          21,937
  Indebtedness to related parties                          --           190,985
                                                   ------------    ------------
Total liabilities                                       610,162       1,005,045
                                                   ------------    ------------

Shareholders' equity (deficit):
  Series A Convertible Preferred stock;
   no par value;5,000,000 shares authorized;
   -0- and 100,000 shares issued and outstanding
   at May 31, 2010 and 2009, respectively                  --           167,500
  Series B Convertible preferred stock;
   No par value; 400,000 shares authorized;
   400,000 and -0- shares issued and outstanding
   at May 31, 2010 and 2009, respectively             2,009,000            --
  Treasury stock at cost, 200,000 and -0- shares
    held at May 31, 2010 and 2009, respectively        (100,000)           --
  Additional paid-in capital-treasury stock             313,080            --

  Common stock; no par value; 100,000,000 shares
   authorized; 20,075,895 and 16,221,315 shares
   issued and outstanding at May 31, 2010
   and 2009, respectively                             7,145,304       6,285,587
  Additional paid-in capital                          4,703,875       2,994,153
  Prepaid stock services                                (49,288)           --
  Accumulated deficit on unrelated
   dormant operations                                (1,601,912)     (1,601,912)
  Deficit accumulated during development stage      (12,282,573)     (8,545,629)
                                                   ------------    ------------
Total shareholders' equity (deficit)                    137,486        (700,301)
                                                   ------------    ------------

                                                   $    747,648    $    304,744
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                    October 28,
                                          Year Ended May 31,           2003
                                    ----------------------------      through
                                        2010            2009       May 31, 2010
                                    ------------    ------------   ------------
Operating expenses:
  General and administrative        $  3,300,815    $  1,291,773   $  9,125,633
  Amortization / depreciation              2,077           9,392        177,969
  Research and development               328,775         468,700      1,748,703
  Legal fees                              41,795          99,385        732,569
                                    ------------    ------------   ------------
Total operating expenses               3,673,462       1,869,250     11,784,874
                                    ------------    ------------   ------------

Operating loss                        (3,673,462)     (1,869,250)   (11,784,874)

Interest income                             --              --            1,627
Extinguishment of debt                      --           337,342        337,342

Interest expense:
  Interest on convertible debt           (38,604)           --         (734,863)
  Interest on notes payable              (24,878)        (40,896)      (101,805)
                                    ------------    ------------   ------------

Loss before income taxes              (3,736,944)     (1,572,804)   (12,282,573)

Income tax provision                        --              --             --
                                    ------------    ------------   ------------

Net loss                            $ (3,736,944)   $ (1,572,804)  $(12,282,573)
                                    ============    ============   ============

Constructive preferred
stock dividends                       (6,000,000)           --       (6,000,000)
                                    ------------    ------------   ------------
Net loss applicable to
common shareholders                 $ (9,736,944)   $ (1,572,804)  $(18,282,573)
                                    ============    ============   ============



Basic and diluted loss per share    $       (.51)   $      (0.11)  $      (1.57)
                                    ============    ============   ============

Basic and diluted weighted average
 common shares outstanding            18,999,234      14,210,631     11,579,304
                                    ============    ============   ============



See accompanying notes to consolidated financial statements.

                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through May 31, 2010

                                          Preferred Stock              Common Stock               Treasury Stock
                                    --------------------------  --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at October 28, 2003,
 following recapitalization                 --            --       6,252,640  $  1,425,334          --            --

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                               --            --       1,800,000       486,000          --            --

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                               --            --          16,667         5,000          --            --
Net loss at year ended
 May 31, 2004                               --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2004                     --            --       8,069,307     1,916,334          --            --

July 2004, capital
 contribution by an officer                 --            --            --            --            --            --

November 2004, common
 stock warrants granted                     --            --            --            --            --            --

February 2005, capital
 contribution by an officer                 --            --            --            --            --            --

Net loss at year ended
 May 31, 2005                               --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2005                     --            --       8,069,307     1,916,334          --            --

                                                                                               Deficit
                                                                                             Accumulated
                                      Treasury      Stock for     Additional                   During
                                       Stock        Prepaid        Paid-in     Accumulated   Development
                                        APIC        Services       Capital       Deficit        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------

Balance at October 28, 2003,
 following recapitalization                 --            --    $     23,502  $ (1,594,042)         --    $   (145,206)

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                               --            --            --            --            --         486,000

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                               --            --            --            --            --           5,000
Net loss at year ended
 May 31, 2004                               --            --            --          (7,870)     (338,044)     (345,914)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2004                     --            --          23,502    (1,601,912)     (338,044)         (120)

July 2004, capital
 contribution by an officer                 --            --             512          --            --             512

November 2004, common
 stock warrants granted                     --            --          11,928          --            --          11,928

February 2005, capital
 contribution by an officer                 --
                                                          --           5,000          --            --           5,000
Net loss at year ended
 May 31, 2005                               --            --            --            --        (777,083)     (777,083)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2005                     --            --          40,942    (1,601,912)   (1,115,127)     (759,763)


See accompanying notes to consolidated financial statements.


                                                               CytoDyn, Inc.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Changes in Shareholders' Equity
                                             Period October 28, 2003 through May 31, 2010

                                          Preferred Stock              Common Stock               Treasury Stock
                                    --------------------------  --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------  ------------  ------------
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($.75/share)                               --            --         289,890       189,550          --            --

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)              --            --         160,110       120,082          --            --

May 2006, common shares issued
 to extinguish convertible debt             --            --         350,000       437,500          --            --

November 2005, 94,500 warrants
 exercised ($.30/share)                     --            --          94,500        28,350          --            --

January through April 2006,
 common shares issued for
 prepaid services                           --            --         183,857       370,750          --            --

Amortization of prepaid
 stock services                             --            --            --            --            --            --

January through June 2006,
 warrants issued
 with convertible debt                      --            --            --            --            --            --

January through May 2006,
 beneficial conversion feature
 of convertible debt                        --            --            --            --            --            --

March through May 2006, stock
 options granted to consultants             --            --            --            --            --            --

                                                                                               Deficit
                                                                                             Accumulated
                                      Treasury      Stock for     Additional                   During
                                       Stock        Prepaid        Paid-in     Accumulated   Development
                                        APIC        Services       Capital       Deficit        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($.75/share)                               --            --            --            --            --         189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)              --            --            --            --            --         120,082

May 2006, common shares issued
 to extinguish convertible debt             --            --            --            --            --         437,500

November 2005, 94,500 warrants
 exercised ($.30/share)                     --            --            --            --            --          28,350

January through April 2006,
 common shares issued for
 prepaid services                           --        (370,750)         --            --            --            --

Amortization of prepaid
 stock services                             --         103,690          --            --            --         103,690

January through June 2006,
 warrants issued
 with convertible debt                      --            --         274,950          --            --         274,950

January through May 2006,
 beneficial conversion feature
 of convertible debt                        --            --         234,550          --            --         234,550

March through May 2006, stock
 options granted to consultants             --            --         687,726          --            --         687,726

See accompanying notes to consolidated financial statements.


                                                               CytoDyn, Inc.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Changes in Shareholders' Equity
                                             Period October 28, 2003 through May 31, 2010

                                          Preferred Stock              Common Stock               Treasury Stock
                                    --------------------------  --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------  ------------  ------------
March 2006, stock options
 issued to extinguish debt                  --            --            --            --            --            --

Net loss at year ended
 May 31, 2006                               --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2006                     --            --       9,147,664     3,062,566          --            --

Common stock issued to
 extinguish convertible debt                --            --         119,600       149,500          --            --

Common stock issued for
 AITI acquisition                           --            --       2,000,000       934,399          --            --

Amortization of
 prepaid stock services                     --            --            --            --            --            --

Common stock payable for
 prepaid services                           --            --            --            --            --            --

Stock-based compensation                    --            --            --            --            --            --
Warrants issued with
 convertible debt                           --            --            --            --            --            --
Common stock issued for
 services                                   --            --          30,000        26,400          --            --

Preferred shares issued AGTI             100,000       167,500          --            --            --            --

Net loss, May 31, 2007                      --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2007                  100,000       167,500    11,297,264     4,172,865          --            --

                                                                                               Deficit
                                                                                             Accumulated
                                      Treasury      Stock for     Additional                   During
                                       Stock        Prepaid        Paid-in     Accumulated   Development
                                        APIC        Services       Capital       Deficit        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------
March 2006, stock options
 issued to extinguish debt                  --            --          86,341          --            --          86,341

Net loss at year ended
 May 31, 2006                               --            --            --            --      (2,053,944)   (2,053,944)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2006                     --        (267,060)    1,324,509    (1,601,912)   (3,169,071)     (650,968)

Common stock issued to
 extinguish convertible debt                --            --            --            --            --         149,500

Common stock issued for
 AITI acquisition                           --            --            --            --            --         934,399

Amortization of
 prepaid stock services                     --         267,060          --            --            --         267,060

Common stock payable for
 prepaid services                           --        (106,521)      120,000          --            --          13,479

Stock-based compensation                    --            --         535,984          --            --         535,984
Warrants issued with
 convertible debt                           --            --          92,500          --            --          92,500
Common stock issued for
 services                                   --            --            --            --            --          26,400

Preferred shares issued AGTI                --            --            --            --            --         167,500

Net loss, May 31, 2007                      --            --            --            --      (2,610,070)   (2,610,070)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2007                     --        (106,521)    2,072,993    (1,601,912)   (5,779,141)   (1,074,216)

See accompanying notes to consolidated financial statements.


                                                               CytoDyn, Inc.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Changes in Shareholders' Equity
                                             Period October 28, 2003 through May 31, 2010

                                          Preferred Stock              Common Stock               Treasury Stock
                                    --------------------------  --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------  ------------  ------------
Amortization of prepaid
 stock for services                         --            --            --            --            --            --

Stock based compensation                    --            --            --            --            --            --

Common stock issued to
 extinguish convertible debt                --            --         750,000        75,000          --            --

Rescission of common
 stock issued for services                  --            --        (142,857)     (100,000)         --            --

Original issue discount
 convertible debt with
 warrants                                   --            --            --            --            --            --

Original issue discount
 convertible debt with
 beneficial conversion feature              --            --            --            --            --            --

Stock issued for cash
 ($.50/share)                               --            --         642,000       321,000          --            --

Net loss                                    --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2008                  100,000  $    167,500    12,546,407  $  4,468,865          --            --

                                                                                               Deficit
                                                                                             Accumulated
                                      Treasury      Stock for     Additional                   During
                                       Stock        Prepaid        Paid-in     Accumulated   Development
                                        APIC        Services       Capital       Deficit        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------
Amortization of prepaid
 stock for services                         --         106,521          --            --            --         106,521

Stock based compensation                    --            --         461,602          --            --         461,602

Common stock issued to
 extinguish convertible debt                --            --            --            --            --          75,000

Rescission of common
 stock issued for services                  --            --            --            --            --        (100,000)

Original issue discount
 convertible debt with
 warrants                                   --            --           3,662          --            --           3,662

Original issue discount
 convertible debt with
 beneficial conversion feature              --            --          75,000          --            --          75,000

Stock issued for cash
 ($.50/share)                               --            --            --            --            --         321,000

Net loss                                    --            --            --            --      (1,193,684)   (1,193,684)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2008                     --            --    $  2,613,257  $ (1,601,912) $ (6,972,825) $ (1,325,115)

See accompanying notes to consolidated financial statements.


                                                               CytoDyn, Inc.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Changes in Shareholders' Equity
                                             Period October 28, 2003 through May 31, 2010

                                          Preferred Stock              Common Stock               Treasury Stock
                                    --------------------------  --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------  ------------  ------------
Stock issued for cash ($.50/share)          --            --       3,023,308  $  1,511,654          --            --

Stock issued for services
 ($.50/share)                               --            --         388,200       194,100          --            --

Stock issued for services
 ($.37/share)                               --            --         150,000        55,500          --            --

Stock based compensation                    --            --            --            --            --            --

Stock issued in payment of
 accounts payable, ($.50/share)             --            --          98,000        49,000          --            --

Stock issued for services
 ($.42/share)                               --            --          15,400         6,468          --            --

Capital contribution                        --            --            --            --            --            --

Net loss ended May 31, 2009                 --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2009                  100,000  $    167,500    16,221,315  $  6,285,587          --            --

Stock issued for cash ($.50/share)          --            --         236,400       118,200          --            --

Stock issued for cash ($.50/share)
 less offering costs of $28,000             --            --         632,000       290,500          --            --

Stock issued for cash ($.50/share)
 less offering costs of $15,229             --            --         304,580       137,061          --            --

Conversion of debt to
Common stock ($.45/share)                   --            --         325,458       146,456          --            --

                                                                                               Deficit
                                                                                             Accumulated
                                      Treasury      Stock for     Additional                   During
                                       Stock        Prepaid        Paid-in     Accumulated   Development
                                        APIC        Services       Capital       Deficit        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------
Stock issued for cash ($.50/share)          --            --            --            --            --    $  1,511,654

Stock issued for services
 ($.50/share)                               --            --            --            --            --         194,100

Stock issued for services
 ($.37/share)                               --            --            --            --            --          55,500

Stock based compensation                    --            --         371,996          --            --         371,996

Stock issued in payment of
 accounts payable, ($.50/share)             --            --            --            --            --          49,000

Stock issued for services
 ($.42/share)                               --            --            --            --            --           6,468

Capital contribution                        --            --           8,900          --            --           8,900

Net loss ended May 31, 2009                 --            --            --            --      (1,572,804)   (1,572,804)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2009                     --            --    $  2,994,153  $ (1,601,912) $ (8,545,629) $   (700,301)

Stock issued for cash ($.50/share)          --            --            --            --            --         118,200

Stock issued for cash ($.50/share)
 less offering costs of $28,000             --            --            --            --            --         290,500

Stock issued for cash ($.50/share)
 less offering costs of $15,229             --            --            --            --            --         137,061

Conversion of debt to
Common stock ($.45/share)                   --            --            --            --            --         146,456

See accompanying notes to consolidated financial statements.


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through May 31, 2010

                                          Preferred Stock              Common Stock               Treasury Stock
                                    --------------------------  --------------------------  --------------------------
                                       Shares        Amount        Shares        Amount        Shares        Amount
                                    ------------  ------------  ------------  ------------  ------------  ------------
Conversion of preferred
Stock to common stock                   (100,000)     (167,500)    2,356,142       167,500          --            --

Stock-based compensation                    --            --            --            --            --            --

Original issue discount
Convertible debt with
Beneficial conversion Feature               --            --            --            --            --            --

Repurchase of common stock
 ($.28/share)                               --            --            --            --      (1,200,000)     (336,000)

Repurchase of common stock
 ($.50/share)                               --            --            --            --        (200,000)     (100,000)

Stock issued for cash ($.50/share)          --            --            --            --         550,000       154,000

Stock issued for services
 ($1.45/share)                              --            --            --            --          81,580        22,842

Stock issued for cash ($.50/share)
 less offering costs of $28,421             --            --            --            --         568,420       159,158

Amortization of prepaid
 Stock for services                         --            --            --            --            --            --

Series B Convertible Preferred
 stock issued for cash ($5.00/share)     400,000     2,009,000          --            --            --            --

Net Loss, ended May 31, 2010                --            --            --            --            --            --
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31, 2010                  400,000  $  2,009,000    20,075,895  $  7,145,304      (200,000) $   (100,000)
                                    ============  ============  ============  ============  ============  ============

                                                                                               Deficit
                                                                                             Accumulated
                                      Treasury      Stock for     Additional                   During
                                       Stock        Prepaid        Paid-in     Accumulated   Development
                                        APIC        Services       Capital       Deficit        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------
Conversion of preferred
Stock to common stock                       --            --            --            --            --            --

Stock-based compensation                    --            --       1,671,118          --            --       1,671,118

Original issue discount
Convertible debt with
Beneficial conversion Feature               --            --          38,604          --            --          38,604

Repurchase of common stock
 ($.28/share)                               --            --            --            --            --        (336,000)

Repurchase of common stock
 ($.50/share)                               --            --            --            --            --        (100,000)

Stock issued for cash ($.50/share)       123,000          --            --            --            --         277,000

Stock issued for services
 ($1.45/share)                            95,449      (118,291)         --            --            --            --

Stock issued for cash ($.50/share)
 less offering costs of $28,421           94,631          --            --            --            --         253,789

Amortization of prepaid
 Stock for services                         --          69,003          --            --            --          69,003

Series B Convertible Preferred
 stock issued for cash ($5.00/share)        --            --            --            --            --       2,009,000

Net Loss, ended May 31, 2010                --            --            --            --      (3,736,944)   (3,736,944)
                                    ------------  ------------  ------------  ------------  ------------  ------------
Balance at May 31,2010              $    313,080  $    (49,288) $  4,703,875  $ (1,601,912) $(12,282,573) $    137,486
                                    ============  ============  ============  ============  ============  ============

See accompanying notes to consolidated financial statements.


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                          October 28,
                                                               Year Ended May 31,            2003
                                                         ----------------------------       through
                                                             2010            2009        May 31, 2010
                                                         ------------    ------------    ------------
Cash flows from operating activities
  Net loss                                               $ (3,736,944)   $ (1,572,804)   $(12,282,573)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
  Amortization / depreciation                                   2,077           9,392         177,969
  Amortization of original issue discount                      38,604           1,010         717,202
Extinguishment of debt                                           --          (337,342)       (337,342)
Purchased in-process research and
     development                                                 --              --           274,399
     Stock-based compensation                               1,740,121         628,064       4,534,021
    Changes in current assets and liabilities:
      Accrued legal settlement                                (25,000)           --              --
      Increase in prepaid expenses                            (12,127)         36,482         (19,627)
      Decrease in other assets                                  5,786           7,640         (23,975)
      Decrease in accounts payable, accrued
       interest and accrued liabilities                      (158,927)        (59,447)        519,196
                                                         ------------    ------------    ------------
  Net cash used in operating activities                    (2,146,410)     (1,287,005)     (6,440,730)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
  Furniture and equipment purchases                            (3,663)         (1,951)        (16,378)
                                                         ------------    ------------    ------------
                                                               (3,663)         (1,951)        (16,378)
                                                         ------------    ------------    ------------

Cash flows from financing activities:
  Capital contributions by executive                             --             8,900          14,412
  Proceeds from notes payable to related parties                3,000            --           705,649
  Payments on notes payable to related parties                (40,000)        (44,513)       (160,498)
  Proceeds from notes payable issued to individuals              --              --           145,000
  Payments on notes payable issued to individuals             (27,500)         (7,000)        (34,500)
  Proceeds from convertible notes payable                        --              --           686,000
  Proceeds from the sale of common stock                      588,990       1,511,654       3,179,061
  Proceeds from Series B preferred stock                    2,009,000            --         2,009,000
  Purchase of treasury stock                                 (436,000)           --          (436,000)
  Proceeds from sale of treasury stock                        559,210            --           559,210
  Payments for offering costs                                 (71,650)           --          (153,517)
  Proceeds from issuance of stock for AITI acquisition           --              --           512,200
  Proceeds from issuance of stock for AGTI acquisition           --              --           100,000
  Proceeds from exercise of warrants                             --              --            28,350
                                                         ------------    ------------    ------------
  Net cash provided by financing activities                 2,585,050       1,469,041       7,154,367
                                                         ------------    ------------    ------------

Net change in cash                                            434,977         180,085         697,259

Cash, beginning of period                                     265,520          85,435           3,238
                                                         ------------    ------------    ------------

Cash, end of period                                      $    700,497    $    265,520    $    700,497
                                                         ============    ============    ============

See accompanying notes to consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                          October 28,
                                                               Year Ended May 31,            2003
                                                         ----------------------------       through
                                                             2010            2009        May 31, 2010
                                                         ------------    ------------    ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                         $       --      $       --      $       --
                                                         ============    ============    ============
    Interest                                             $       --      $       --      $      3,036
                                                         ============    ============    ============

Non-cash investing and financing transactions:
  Net assets acquired in exchange for common stock
   in CytoDyn/Rexray business combination                $       --      $       --      $      7,542
                                                         ============    ============    ============
  Common stock issued to former officer to repay
   working capital advance                               $       --      $       --      $      5,000
                                                         ============    ============    ============
  Common stock issued for convertible debt               $       --      $       --      $    662,000
                                                         ============    ============    ============
  Common stock issued for debt                           $    125,500    $       --      $    245,582
                                                         ============    ============    ============
  Common stock issued for accrued interest payable       $     20,956            --      $     20,956
                                                         ============    ============    ============
  Options to purchase common stock issued for debt       $       --      $       --      $     62,341
                                                         ============    ============    ============
  Original issue discount and intrinsic value of
   beneficial conversion feature related to debt
   issued with warrants                                  $     38,604    $       --      $    719,266
                                                         ============    ============    ============
   Common stock issued for preferred stock               $    167,500    $       --      $    167,500
                                                         ============    ============    ============
   Treasury stock issued for prepaid services            $    118,291    $       --      $    118,291
                                                         ============    ============    ============
  Common stock issued on payment of accounts payable     $       --      $     49,000    $     49,000
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

2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of December 3, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings and licensing agreements to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of May 31, 2010 or May 31, 2009. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for years ended May 31, 2010 and 2009, and for the period October 28, 2003 to May 31, 2010.

Research and Development

Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Instruments

At May 31, 2010 and May 31, 2009, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of May 31, 2010 and May 31, 2009.

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

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,660,176, 4,975,976 and 7,660,176 shares of common stock were not included in the computation of diluted weighted average common shares outstanding for the periods ended May 31, 2010, 2009 and for the period October 28, 2003 to May 31, 2010 respectively, as inclusion would be anti-dilutive for these periods. Additionally, 400,000 shares of Series B convertible stock can potentially convert into 4,000,000 shares of common stock.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at May 31, 2010 or 2009 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2006.

Reclassification

Certain prior period amounts have been reclassified to comply with current period presentation.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3 - Stock Options and Warrants

The Company has one stock-based equity plan at May 31, 2010. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 5,000,000 shares of the Company's common stock. As of May 31, 2009 the Company had 3,398,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2010 and 2009:

                                           2010          2009
                                       -----------    -----------
      Risk free rate                       1.67          2.84%
      Dividend yield                        -             -
      Volatility                          125.0%        124.0%
      Expected term                      3 years       3.0 years

Net cash proceeds from the exercise of stock options and warrants were $0 for the periods ended May 31, 2010 and May 31, 2009, respectively and approximately $28,000 for the period October 28, 2003 to May 31, 2010. Compensation expense related to stock options and warrants was approximately $1,671,000, and $372,000 for the periods ended May 31, 2010 and 2009, respectively. During 2010 and 2009, the Company granted 2,566,000 and 205,000 options to employees, consultants and directors, which were valued and recorded as compensation expense above. Additionally, the Company granted 118,200 and 1,649,754 of warrants in conjunction with the issuance of common stock during 2010 and 2009,respectivley. The warrants have an exercise price of $1.00 per share, immediate vesting, and expire five years from the date of grant.

The grant date fair value of options and warrants vested during the periods ended May 31, 2010 and 2009 was approximately $1,662,000 and $356,000, respectively. The weighted average grant date fair value of options and warrants granted during the periods ended May 31, 2010 and 2009 was $1.40 and $.30 respectively. As of May 31, 2010, there was approximately $2,234,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of
2.78 years.

The following table represents stock option and warrants activity for the periods ended May 31, 2010 and 2009:

                                                      Weighted
                                          Weighted     Average
                                           Average    Remaining    Aggregate
                              Number of   Exercise   Contractual   Intrinsic
                                Shares     Price        Life         Value
                              ---------   --------   -----------   ---------
Options and warrants
 outstanding - May 31, 2008   3,227,222       1.30          6.52     143,000
Granted                       1,854,754        .93             -           -
Exercised                             -          -             -           -
Forfeited/expired/cancelled    (106,000)         -             -           -
                              ---------   --------   -----------   ---------
Options and warrants
 outstanding - May 31, 2009   4,975,976       1.18          5.37     164,500
Granted                       2,684,200       1.86             -           -
Exercised                             -          -             -           -
Forfeited/expired/cancelled           -          -             -           -
                              ---------   --------   -----------   ---------
Options and warrants
 outstanding May 31, 2010     7,660,176       1.42          5.41   2,761,129
                              =========   ========   ===========   =========
Exercisable - May 31, 2010    6,063,824       1.30          5.76   2,726,162
                              =========   ========   ===========   =========

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4 - Stock issued for services and cash

Treasury stock

During fiscal year 2010 the Company acquired 1,200,000 and 200,000 shares of common stock at $.28 and $.50 per share, respectively. The shares were included at cost as part of the Company's treasury stock. During fiscal year 2010, the Company reissued 1,118,420 treasury shares at $.50 per share, and realized net cash proceeds of approximately $531,000, net of approximately $28,000 in offering costs. The excess proceeds received related to the reissuance of treasury stock at cost is included as treasury stock additional paid-in capital. As of May 31, 2010, approximately $313,000 is included in equity as treasury stock additional paid-in capital, with approximately $100,000 included as a contra-equity for the remaining treasury stock acquired at cost.

Additionally, during fiscal year 2010, the Company reissued 81,580 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company's common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during fiscal year 2010, the Company recognized approximately $69,000 in consulting expense related to this consulting agreement.

Common stock

During the fiscal year 2010, the Company issued 1,172,980 shares of common stock at $.50 per share, and realized cash proceeds of approximately $546,000, net of approximately $43,000 in offering costs.

Preferred stock

In June, 2009, an investor converted 100,000 shares of Series A Preferred stock into 2,356,142 shares of restricted common stock. At the commitment date, there was no beneficial conversion feature associated with the convertible preferred stock, and accordingly, no constructive dividend was recorded by the Company.

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at approximately $5.00 per share for cash proceeds totaling $2,009,000. The Series B is convertible into ten shares of the Company's common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company's shareholders voted at a special meeting to increase the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a a constructive dividend to the Series B holders of approximately $6,000,000. The series B has no mandatory conversion feature or any net cash settlement features, and accordingly, was deemed to be a component of equity. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at $.25 per share. The Series B holders have no voting rights.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

6 - Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2010 and 2009, and for the period ended October 28, 2003 through May 31, 2009.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows for all periods presented:


               Income tax provision at statutory rate       34.0%
               State income taxes, net                       3.5
               Valuation allowance                         (37.5)
                                                           ------
                                                             0.0%
                                                           ======

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2010 and 2009:

    Deferred tax asset (liability) current:
      Accrued salary and expenses                $    97,000    $   134,000
      Warrant amortization                              (800)        29,000
      Valuation allowance                            (96,200)      (163,000)
                                                 -----------    -----------
                                                 $         0    $         0
                                                 ===========    ===========
    Deferred tax asset (liability) non-current
     Net operating loss                          $ 3,019,000    $ 2,258,000
     Expense on non-qualified stock
      options and OID amortization                   943,000        336,000
      Other                                           26,500          3,000
     Valuation allowance                         $(3,988,500)   $(2,597,000)
                                                 -----------    -----------
                                                 $         0    $         0
                                                 ===========    ===========

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

At May 31, 2010, the Company had available net operating loss carryforwards of approximately $8,100,000 which expire beginning in 2022.

7 - Convertible Notes

In July 2009, the Company amended certain promissory notes into convertible notes that can be converted into shares of common stock. The notes had a fixed conversion price of $.45 per share. During fiscal year 2010, $146,456 in notes and accrued interest converted into 325,458 shares of common stock. At the commitment date, the conversion option associated with the notes was deemed to be beneficial, and the Company recorded a beneficial conversion feature of $38,604 related to the intrinsic value of the conversion option as a debt discount and corresponding increase to additional paid-in capital. For fiscal year 2010, the Company recorded $38,604 in interest expense as the debt discount was fully amortized upon the conversion of the notes into common stock.

8 - Commitments and Contingencies

Related to certain litigation whereby the Company was both a defendant and a plaintiff, the Company entered into a settlement agreement in December 2008. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and accrued interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of May 31, 2010, all amounts related to this litigation have been paid and settled.

9 - Related Party Transactions

A director provided legal services to the Company over the past several years. As of May 31, 2010 the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of May 31, 2010. As of May 31, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company, and a maturity date of six months from the issuance date. During fiscal year 2010, the Company made cash payments of $40,000 on the notes. As of May 31, 2010, the balance on the notes is $110,000. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has classified the balance as short-term obligation as of May 31, 2010.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patents

The Company has a License Agreement with Allen D. Allen the Company's President and CEO that gives the exclusive right to develop market, sell and profit his technology worldwide. This includes issued U.S. patents 5,424,066; 5.651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian, and Canadian patents have been obtained as well. The term of the license agreement is for the life of the patents. The original expiration dates on the issued patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. The Company estimates the costs associated with these issued patents to be approximately $100,000 per year. The Company intends to file additional patents during the next fiscal year covering its humanized version of Cytolin(R) if the research and development efforts warrant it.

10 - Subsequent Events

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 75%, or $412,000, was paid to Massachusetts General Hospital by November 2010. During 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000 by October 21, 2010. This amount is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010. The balance of $137,500 is due by January 21, 2011.

In February 2010, the Company negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of the Company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $163,265 was paid by November 30, 2010.

In July 2010, two of the Company's executives forgave approximately $230,000 in accrued salaries that are included as "Accrued salaries - related party" at May 31, 2010.

In August 2010, the Company renewed the office lease for $1,650 per month for one year.

In August 2010 the Company's Board of Directors approved a private placement offering to sell 2,000,000 shares of the Company's no par common stock to accredited investors at $1.00 per share. The Company has raised approximately $316,000 in cash related to this private placement.

In September 2010, the Company issued 25,000 stock options each to a director and a consultant at an exercise price of $1.20. The options expire in 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 9A. Other Information

(a) Disclosure Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

As of May 31, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of May 31, 2010 as a result of the material weakness in internal control over financial reporting discussed below.

(b) Changes in Internal Control over Financial Reporting

Changes in Control Over Financial Reporting
-------------------------------------------

No change in the Company's internal control over financial reporting occurred during the year ended May 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2010 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company's limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

As a result of recently passed legislation, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B.   Other Information

Not applicable

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Allen D. Allen                 74       Chairman of the Board,
                                        President, Chief Executive
                                        Officer

Corinne Allen, CPA             43       Chief Financial Officer, Vice President,

Nader Pourhassan, PhD.         47       Chief Operating Officer

Ronald J. Tropp, Esq.          67       Director

Gregory Gould, CPA             44       Director

George F. Dembow               77       Director

Jordan Naydenov                50       Director

Kenneth J. Van Ness            59       Director

Allen D. Allen. Mr. Allen has been Chairman of our Board and our President and Chief Executive Officer since October 2003. Before joining CytoDyn, he was the Chairman of the Board of Directors and Chief Executive Officer of CytoDyn of New Mexico, Inc., since its inception in 1994. From 1990 to 1994 he was a research associate with Olive View-UCLA Medical Center, where he collaborated and published with various medical professors original research on HIV, dermatology and general immunology and was the co-investigator on an autologous vaccine study. From 1986 to 1990 Mr. Allen was director of scientific affairs, Center for Viral Diseases, Northridge, California, where he conducted and published original research on a large cohort of patients with complex constellations of neuroimmunologic complaints. From 1971 to 1986 he was president of Algorithms, Incorporated where he conducted and published original research in the areas of artificial intelligence, perception, man and machine systems and societal engineering. Over the past thirty years, he has published numerous papers in the peer review science and medical journals. He has also served as an investigator on clinical research sponsored by major pharmaceutical companies, such as Ortho Biotech, Johnson & Johnson, and Sanofi-Winthrop. Mr. Allen invented and patented the family of HIV/AIDS therapies licensed to CytoDyn. He is a member of the American Physical Society and the American Federation of Scientists, a life member of the Institute of Electrical and Electronics Engineers, and a founding member of the Editorial Board of Physics

Essays. Mr. Allen received an Associates of Arts degree from the University of California at Berkeley in 1957 and attended the University of California at Los Angeles from 1957 to 1959. In 1953 he received a national ARS Student Award in aeronautics from the American Rocket Society (now the Institute of Aeronautics and Astronautics). Mr. Allen is the father of Corinne E. Allen, our Chief Financial Officer.

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

Nader Pourhassan, PhD. Dr. Pourhassan became the Company's Chief Operating Officer in May 2008. Born in Tehran, Iran in 1963, Dr. Pourhassan immigrated to the United States in 1977 and became a U.S. citizen in 1991. He received his Bachelor of Science from Utah State University in 1985, his Masters of Science from Brigham Young University in 1990 and his PhD from the University of Utah in 1998. Before joining the company Dr. Pourhassan was an instructor in engineering at The Center for Advanced Learning in Utah. Dr. Pourhassan also owned and operated an export/import and manufacturing business , Apache Art Gallery, which manufactured snd sold jewelry, pottery and other artifacts.

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

Jordan Naydenov. Mr. Naydenov has been a Director of the Company since June 2009. Mr. Naydenov immigrated to the U.S. in 1982 from Bulgaria where he was a competitive gymnast. He purchased a gymnasium , Nadeynov Gymnastics and parlayed it into a successful business empire. He is also the President and Board member of Milara, Inc., and Milara International leading providers of stencil and screen printing systems for the surface mount and semiconductor industries, which he purchased and helped build into a multi-million dollar business.

Kenneth J. Van Ness. Mr. Van Ness has been a Director of the Company since June 2010. During the past 25 years he has held various C level positions in both domestic, public, private and international companies, in a variety of industries. His responsibilities combined C level management positions with profitablity, marketing, operations, staff and investor relations oversight. Throughout his career he has participated in in equity and debt transactions in excess of $500M.In the past decade he has focused as a merchant mortgage banker and investor. Currently he is the managing director of two private equity companies, Greenwood Hudson Portfolio LLC and Technolgy Capital Services, LLC comprised of investments in over 20 public companies. In addition Mr. Van Ness provides consulting services to real estate investors with complex financial challenges. Mr. Van Ness received a BS from the University of Florida in 1973, and lives in Florida.


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


Item 11.   Executive Compensation

The following table provides an overview of compensation that CytoDyn, Inc. paid to the Named Executive Officers for the fiscal years ended May 31, 2010 and 2009


                           Summary Compensation Table
                Annual Compensation Long Term Compensation Awards
             (a)                 (b)        (c)      (d)      (e)      (f)        (g)         (h)

                                                             Stock    Option    All other
                                          Salary    Bonus    Awards   Awards  Compensation   Total
Name and principal position     Year        ($)      ($)      ($)      ($)        ($)         ($)
---------------------------  ---------  ----------  -----   -------  -------  ------------  -------
Allen D. Allen,
 President & CEO (1)         5/31/2009     60,500     -        -        -          -         60,500
                             5/31/2010    200,000   27,250     -     426,000       -        653,250

Corinne Allen, CFO (1)       5/31/2009      8,000     -        -        -          -          8,000
                             5/31/2010    150,000   41,533     -     426,000       -        617,533

Nader Pourhassan, COO (2)    5/31/2009    175,000     -      80,500     -          -        255,500
                             5/31/2010    200,000   50,800  426,000     -          -        676,800

1. Table shows actual amounts paid. As of February 2006, Mr. Allen's salary was approved by Board of Directors for $150,000. In April 2010 Mr. Allen's salary was approved By the Board of Directors for $200,000 to be paid semimonthly as cash is available. There is no Employment Agreement with Mr. Allen. Ms. Allen was approved for salary of $100,000 in February 2006 by the Board of Directors, and increased to $150,000 in April 2010 to be paid semimonthly as cash is available. There is no Employment Agreement with Ms. Allen.
2. Table shows actual amounts paid. Dr. Pourhassan entered into a personal services agreement with the Company in May 2008 for two yeara. His annual base salary per his personal services agreement is $200,000 beginning June 1, 2008, and $200,000 in 2010.


Compensation of Directors

     Our Directors receive compensation in the form of stock option grants. The Directors receive no cash compensation. Stock option grants to our Directors were as follows in 2010:

                                             (a)
                                            Option
                                            Awards
                                             ($)

         Ronald J. Tropp, Esq.            $142,000

         Gregory Gould, CPA               $177,500

         George F. Dembow                  $71,000

         Jordan Naydenov                  $106,500

         Kenneth J. Van Ness                $-0-


(a) Option awards represent the grant date fair value of the awards pursuant to FAS Topic 718

                  Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable for each of our named executive officers as of May 31, 2010.


         (a)                (b)         (c)              (d)            (e)
                             # of Securities
                         Underlying Unexercised
                             Options at FYE
                             May 31, 2010 (#)          Options
                                                       Exercise
                           Unexercised Options      Options Price    Expiration
Name                    Exercisable/Unexercisable        ($)            Date
---------------------   -------------------------   -------------   -----------
Allen D. Allen, CEO       362,283     312,717        $.72 - $2.95   2014 - 2017
Corinne Allen, CFO        362,283     312,717        $.72 - $2.95   2014 - 2017
Nader Pourhassan, COO      10,137     289,863           $1.95           2014


Mr. Allen has options to purchase 675,000 shares of common stock. 362,283 have vested. None have been exercised to date. 50,000 were Granted in FYE 2006 and 25,000 were Granted in FYE 2007, 300,000 were Granted in FYE 2008. 300,000 were Granted in FYE 2010.

Ms. Allen has options to purchase 675,000 shares of common stock. 362,283 have vested. None have been exercised to date. 50,000 were Granted in FYE 2006, 25,000 were Granted in FYE 2007, 300,000 were Granted in FYE 2008. 300,000 Were Granted in FYE 2010.

Dr. Pourhassan has options to purchase 300,000 shares of common stock. 10,137 have cested. None have been exercised to date. The shares were granted in FYE 2010.

We know of no arrangements concerning anyone's ownership of stock, which may, at a subsequent date, result in a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of May 31, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group


                                             Beneficial          Approximate
Name And Address of Beneficial Owner (1)     Ownership (2)(3)   Percent Owned
----------------------------------------     ----------------   -------------
C. David Callaham                            1,215,190               5.9%

Allen D. Allen, CEO                          1,773,695               8.6%

Corinne Allen, CFO                           1,417,204               6.9%

Nader Pourhassan, COO                          230,137               1.1%

Gregory A. Gould, Director                     109,224                .5%

Ronald J. Tropp, Director                      113,379                .5%

George F. Dembow, Director                     368,689               1.8%

Jordan Naydenov, Director (4)                1,208,934               5.9%

Kenneth J. Van Ness, Director (5)            2,584,241              12.5%

TOTAL OFFICERS AND DIRECTORS AS A GROUP      9,021,416               38%

     (1) Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn, Inc., 1511 Third Street, Santa Fe, New Mexico 87505.

     (2) Each Shareholder has sole voting and investment power for the Shares they beneficially own. This table is based upon information supplied by Officers, Directors, Principal Shareholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of May 31, 2010, are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the Shareholders named in the table have sole voting and investment power with respect to all Shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

     (3) Includes options that have been granted and vested.

     (4) Mr. Naydenov owns 60,000 preferred shares Series B that are convertible into 600,000 common shares which we have included in this table.

     (5) Mr. Van Ness beneficially owns his shares indirectly through the entities Greenwood Hudson Portfolio, LLC and Technology Capital Services LLC.

Item 13.   Certain Relationships and Related Transactions and Director
           Independence

Related Party Transactions, Actual or Proposed, during the two years ended May 31, 2010. We propose to be, or during the last two years were, party to certain transactions involving amounts in excess of $120,000, in which our Directors, Executive Officers, others hold more than 5% of any class of our securities, or their immediate family members, had or will have a material interest. The interested parties and transactions are described below.

In May and July 2007, we issued to George Dembow, A director of the Company $150,000 in interest-bearing promissory notes. The notes Bear interest at 14% per annum, are unsecured, and have no stated maturity date. As of May 31, 2010, the balance of the notes is $110,000, and is included as "Indebtedness to Related parties" in the financial statements.

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

The Company also intends to file for a new patent applications covering its humanized version(s) of Cytolin(R) during the next fiscal year if our research and development efforts warrant it.


Item 14.   Principal Accounting Fees and Services

Approval of Services

The Board of Directors has resolved to establish an audit committee composed of Board members Gregory A. Gould, CPA, Ronald J. Tropp and George F. Dembow. Pending proper establishment of the audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Pender Newkirk and Company.

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $148,000 and $129,000, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk & Co., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for professional services rendered by our principal accounting firm, Pender Newkirk Co. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for all other professional services rendered by our principal accounting firm Pender Newkirk & Co. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

     1.   Consolidated Financial Statements

          See the Consolidated Financial Statements starting on page 22.

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


                                         CYTODYN, INC.
                                         Registrant)


Date:   December 3, 2010                 By:     /s/ Allen D. Allen
                                                 -----------------------------
                                         Name:   Allen D. Allen
                                         Title:  President and CEO


Date:   December 3, 2010                 By:     /s/ Corinne Allen
                                                 -----------------------------
                                         Name:   Corinne Allen
                                         Title:  Chief Financial Officer,
                                                 Principal Financial and
                                                 Accounting Officer


         Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

        Name                          Title                        Date
        ----                          -----                        ----

/s/ Gregory Gould                   Director                 December 3, 2010
------------------------
Gregory Gould


/s/ Ronald Tropp                    Director                 December 3, 2010
------------------------
Ronald Tropp


/s/ George Dembow                   Director                 December 3, 2010
------------------------
George Dembow


/s/ Jordan Naydenov                 Director                 December 3, 2010
------------------------
Jordan Naydenov

/s/ Kenneth Van Ness                Director                 December 3, 2010
------------------------
Kenneth Van Ness

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