Form 10-Q
period 2010-08-31
CYTODYN INC
filed 2010-12-14
CIK 1175680

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

For Quarter Ended:  August 31, 2010            Commission File Number  000-49908
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

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On December 14, 2010, there were 20,952,296 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          ------

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of August 31, 2010
           (unaudited) and May 31, 2010                                       1

          Condensed Consolidated Statement of Operations for the
           Three months Ended August 31, 2010 and 2009, and for the
            period from October 28, 2003 to August 31, 2010 (unaudited)       2

          Condensed Consolidated Statement of Changes in Stockholders'
           equity for the Period from October 28, 2003 to
           August 31, 2010 (unaudited)                                        3

          Condensed Consolidated Statement of Cash Flows for the
           Three Months Ended August 31, 2010 and 2009 and for the
           Period from October 28, 2003 to August 31, 2010 (unaudited)       10

          Notes to Condensed Consolidated Financial Statements (unaudited)   12

Item 2    Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.                               19
          ------------------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk         24
          ----------------------------------------------------------

Item 4T   Controls and Procedures                                            24
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                  25
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        25
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                    25
          -------------------------------

Item 4    Reserved and removed                                               25
          --------------------

Item 5    Other Information                                                  25
          -----------------

Item 6    Exhibits                                                           25
          --------


                                     PART I

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                              August 31,        May 31,
                                                                 2010            2010
                                                             (unaudited)
                                                             ------------    ------------
               Assets
Current Assets:
   Cash                                                      $    411,848    $    700,497
   Prepaid insurance                                               17,141          12,127
   Prepaid license fees                                             7,500           7,500
                                                             ------------    ------------
Total current assets                                              436,489         720,124

Furniture and equipment, net                                        6,480           3,549

Other Assets                                                       22,100          23,975
                                                             ------------    ------------

                                                             $    465,069    $    747,648
                                                             ============    ============

Liabilities and Shareholders' equity

Current liabilities:
   Accounts payable                                          $    177,517    $    178,956
   Accrued liabilities                                             10,225          15,209
   Indebtedness to related parties - short-term portion           153,985         153,985
   Accrued interest payable                                        14,328          25,575
                                                             ------------    ------------
Total current liabilities                                         356,055         373,725

Long Term Liabilities
   Accrued salaries - related party                                  --           229,500
   Convertible notes payable, net                                   6,937           6,937
                                                             ------------    ------------

Total Liabilities                                                 362,992         610,162
                                                             ------------    ------------

Shareholders' equity:

   Series B Convertible preferred stock;
   No par value; 400,000 share authorized;
   374,000 and 400,000 shares issued and outstanding
   at August 31, 2010 and May 31, 2010, respectively            1,878,415       2,009,000
Treasury stock at cost, 200,000 shares held at
   August 31, 2010 and May 31, 2010, respectively                (100,000)       (100,000)
   Additional paid-in capital-treasury stock                      313,080         313,080
Common stock; no par value; 100,000,000 shares authorized;
   20,401,895 and 20,075,895 shares outstanding at
   August 31, 2010 and May 31, 2010, respectively               7,341,889       7,145,304
   Additional paid-in capital                                   5,166,643       4,703,875
   Prepaid stock services                                         (19,715)        (49,288)
   Accumulated deficit on unrelated
   dormant operations                                          (1,601,912)     (1,601,912)
   Deficit accumulated during development stage               (12,876,323)    (12,282,573)
                                                             ------------    ------------
Total shareholders' equity                                        102,077         137,486
                                                             ------------    ------------

                                                             $    465,069    $    747,648
                                                             ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      October 28,
                                                                          2003
                                          Three months ended,           through
                                       8/31/2010       8/31/2009       8/31/2010
                                     ------------    ------------    ------------
Operating expenses:
   General and administrative        $    557,430    $    248,905    $  9,683,063
   Amortization / depreciation                549             585         178,518
   Research and development                27,250           6,490       1,775,953
   Legal fees                               4,436          19,559         737,005
                                     ------------    ------------    ------------

        Total operating expenses          589,665         275,539      12,374,539
                                     ------------    ------------    ------------

        Operating loss                   (589,665)       (275,539)    (12,374,539)

Interest income                              --              --             1,627
Extinguishment of debt                       --              --           337,342

Interest expense:
   Interest on convertible debt              --           (38,604)       (734,863)
   Interest on notes payable               (4,085)         (9,086)       (105,890)
                                     ------------    ------------    ------------
        Loss before income taxes         (593,750)       (323,229)    (12,876,323)

Income tax provision                         --              --              --
                                     ------------    ------------    ------------

Net loss                             $   (593,750)   $   (323,229)   $(12,876,323)
                                     ============    ============    ============

Constructive preferred
    Stock dividends                          --              --        (6,000,000)
                                     ------------    ------------    ------------
Net loss applicable to
    Common shareholders              $   (593,750)   $   (323,229)   $(18,876,323)


Basic and diluted loss per share     $       (.03)   $      (0.02)   $      (1.59)
                                     ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          19,975,112      18,174,179      11,888,394
                                     ============    ============    ============


See accompanying notes to condensed consolidated financial statements

                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at October 28, 2003,
 following recapitalization           --              --         6,252,640    $  1,425,334            --              --

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                         --              --         1,800,000         486,000            --              --

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                         --              --            16,667           5,000            --              --
Net loss at year ended
 May 31, 2004                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2004               --              --         8,069,307       1,916,334            --              --

July 2004, capital
 contribution by an officer           --              --              --              --              --              --

November 2004, common
 stock warrants granted               --              --              --              --              --              --

February 2005, capital
 contribution by an officer           --              --              --              --              --              --

Net loss at year ended
 May 31, 2005                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2005               --              --         8,069,307       1,916,334            --              --

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------

Balance at October 28, 2003,
 following recapitalization           --              --      $     23,502    $ (1,594,042)           --      $   (145,206)

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                         --              --              --              --              --           486,000

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                         --              --              --              --              --
                                                                                                                     5,000
Net loss at year
ended
 May 31, 2004                         --              --              --            (7,870)       (338,044)       (345,914)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2004               --              --            23,502      (1,601,912)       (338,044)           (120)

July 2004, capital
 contribution by an officer           --              --               512            --              --
                                                                                                                       512

November 2004,
common
 stock warrants granted               --              --            11,928            --              --            11,928

February 2005, capital
 contribution by an officer           --
                                                      --             5,000            --              --             5,000
Net loss at year ended
 May 31, 2005                         --              --              --              --          (777,083)
                                                                                                                  (777,083)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2005               --              --            40,942      (1,601,912)     (1,115,127)       (759,763)


See accompanying notes to condensed consolidated financial statements


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($.75/share)                         --              --           289,890         189,550            --              --

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)        --              --           160,110         120,082            --              --

May 2006, common shares issued
 to extinguish convertible debt       --              --           350,000         437,500            --              --

November 2005, 94,500 warrants
 exercised ($.30/share)               --              --            94,500          28,350            --              --

January through April 2006,
 common shares issued for
 prepaid services                     --              --           183,857         370,750            --              --

Amortization of prepaid
 stock services                       --              --              --              --              --              --

January through June 2006,
 warrants issued
 with convertible debt                --              --              --              --              --              --

January through May 2006,
 beneficial conversion feature
 of convertible debt                  --              --              --              --              --              --

March through May 2006, stock
 options granted to consultants       --              --              --              --              --              --

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
June through July 2005, sale
 of common stock less
 offering costs of $27,867
 ($.75/share)                         --              --              --              --              --           189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)        --              --              --              --              --           120,082

May 2006, common shares issued
 to extinguish convertible debt       --              --              --              --              --           437,500

November 2005, 94,500 warrants
 exercised ($.30/share)               --              --              --              --              --            28,350

January through April 2006,
 common shares issued for
 prepaid services                     --          (370,750)           --              --              --              --

Amortization of prepaid
 stock services                       --           103,690            --              --              --           103,690

January through June 2006,
 warrants issued
 with convertible debt                --              --           274,950            --              --           274,950

January through May 2006,
 beneficial conversion feature
 of convertible debt                  --              --           234,550            --              --           234,550

March through May 2006, stock
 options granted to consultants       --              --           687,726            --              --           687,726

See accompanying notes to condensed consolidated financial statements


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
March 2006, stock options
 issued to extinguish debt            --              --              --              --              --              --

Net loss at year ended
 May 31, 2006                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2006               --              --         9,147,664       3,062,566            --              --

Common stock issued to
 extinguish convertible debt          --              --           119,600         149,500            --              --

Common stock issued for
 AITI acquisition                     --              --         2,000,000         934,399            --              --

Amortization of
 prepaid stock services               --              --              --              --              --              --

Common stock payable for
 prepaid services                     --              --              --              --              --              --

Stock-based compensation              --              --              --              --              --              --
Warrants issued with
 convertible debt                     --              --              --              --              --              --
Common stock issued for
 services                             --              --            30,000          26,400            --              --

Preferred shares issued AGTI       100,000         167,500            --              --              --              --

Net loss, May 31, 2007                --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2007            100,000         167,500      11,297,264       4,172,865            --              --

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
March 2006, stock options
 issued to extinguish debt            --              --            86,341            --              --            86,341

Net loss at year ended
 May 31, 2006                         --              --              --              --        (2,053,944)     (2,053,944)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2006               --          (267,060)      1,324,509      (1,601,912)     (3,169,071)       (650,968)

Common stock issued to
 extinguish convertible debt          --              --              --              --              --           149,500

Common stock issued for
 AITI acquisition                     --              --              --              --              --           934,399

Amortization of
 prepaid stock services               --           267,060            --              --              --           267,060

Common stock payable for
 prepaid services                     --          (106,521)        120,000            --              --            13,479

Stock-based compensation              --              --           535,984            --              --           535,984
Warrants issued with
 convertible debt                     --              --            92,500            --              --            92,500
Common stock issued for
 services                             --              --              --              --              --            26,400

Preferred shares issued AGTI          --              --              --              --              --           167,500

Net loss, May 31, 2007                --              --              --              --        (2,610,070)     (2,610,070)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2007               --          (106,521)      2,072,993      (1,601,912)     (5,779,141)     (1,074,216)

See accompanying notes to condensed consolidated financial statements


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Amortization of prepaid
 stock for services                   --              --              --              --              --              --

Stock based compensation              --              --              --              --              --              --

Common stock issued to
 extinguish convertible debt          --              --           750,000          75,000            --              --

Rescission of common
 stock issued for services            --              --          (142,857)       (100,000)           --              --

Original issue discount
 convertible debt with
 warrants                             --              --              --              --              --              --

Original issue discount
 convertible debt with
 beneficial conversion feature        --              --              --              --              --              --

Stock issued for cash
 ($.50/share)                         --              --           642,000         321,000            --              --

Net loss                              --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2008            100,000    $    167,500      12,546,407    $  4,468,865            --              --

Stock issued for cash
 ($.50/share)                         --              --         3,023,308    $  1,511,654            --              --

Stock issued for services
 ($.50/share)                         --              --           388,200         194,100            --              --

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
Amortization of prepaid
 stock for services                   --           106,521            --              --              --           106,521

Stock based compensation              --              --           461,602            --              --           461,602

Common stock issued to
 extinguish convertible debt          --              --              --              --              --            75,000

Rescission of common
 stock issued for services            --              --              --              --              --          (100,000)

Original issue discount
 convertible debt with
 warrants                             --              --             3,662            --              --             3,662

Original issue discount
 convertible debt with
 beneficial conversion feature        --              --            75,000            --              --            75,000

Stock issued for cash
 ($.50/share)                         --              --              --              --              --           321,000

Net loss                              --              --              --              --        (1,193,684)     (1,193,684)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2008               --              --      $  2,613,257    $ (1,601,912)   $ (6,972,825)   $ (1,325,115)

Stock issued for cash
 ($.50/share)                         --              --              --              --              --      $  1,511,654

Stock issued for services
 ($.50/share)                         --              --              --              --              --           194,100


See accompanying notes to condensed consolidated financial statements


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Stock issued for services
 ($.37/share)                         --              --           150,000          55,500            --              --

Stock based compensation              --              --              --              --              --              --

Stock issued in payment
 Of accounts payable,
 ($.50/share)                         --              --            98,000          49,000            --              --

Stock issued for services
 ($.42/share)                         --              --            15,400           6,468            --              --

Capital contribution                  --              --              --              --              --              --

Net loss ended May 31, 2009           --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2009            100,000    $    167,500      16,221,315    $  6,285,587            --              --

Stock issued for cash
 ($.50/share)                         --              --           236,400         118,200            --              --

Stock issued for cash
($.50/share)less offering
Costs of $28,000                      --              --           632,000         290,500

Stock issued for cash
($.50/share)less offering
Costs of $15,229                      --              --           304,580         137,061            --              --

Conversion of debt to
Common stock ($.45/share)             --              --           325,458         146,456            --              --

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
Stock issued for services
 ($.37/share)                         --              --              --              --              --            55,500

Stock based compensation              --              --           371,996            --              --           371,996

Stock issued in payment
 Of accounts payable,
 ($.50/share)                         --              --              --              --              --            49,000

Stock issued for services
 ($.42/share)                         --              --              --              --              --             6,468

Capital contribution                  --              --             8,900            --              --             8,900

Net loss ended May 31, 2009           --              --              --              --        (1,572,804)     (1,572,804)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2009               --              --      $  2,994,153    $ (1,601,912)   $ (8,545,629)   $   (700,301)

Stock issued for cash
 ($.50/share)                         --              --              --              --              --           118,200

Stock issued for cash
($.50/share)less offering
Costs of $28,000                      --              --              --              --              --           290,500

Stock issued for cash
($.50/share) less offering
Costs of $15,229                      --              --              --              --              --           137,061

Conversion of debt to
Common stock ($.45/share)             --              --              --              --              --           146,456

See accompanying notes to condensed consolidated financial statements


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Conversion of preferred
Stock to common stock             (100,000)       (167,500)      2,356,142         167,500            --              --

Stock-based compensation              --              --              --              --              --              --

Original issue discount
Convertible debt with
Beneficial conversion Feature         --              --              --              --              --              --

Repurchase of common stock
 ($.28/share)                         --              --              --              --        (1,200,000)       (336,000)

Repurchase of common stock
 ($.50/share)                         --              --              --              --          (200,000)       (100,000)

Stock issued for cash
 ($.50/share)                         --              --              --              --           550,000         154,000

Stock issued for services
 ($1.45/share)                        --              --              --              --            81,580          22,842

Stock issued for cash
($.50/share)less offering
Costs of $28,421                      --              --              --              --           568,420         159,158

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
Conversion of preferred
Stock to common stock                  --              --              --              --              --              --

Stock-based compensation               --              --         1,671,118            --              --         1,671,118

Original issue discount
Convertible debt with
Beneficial conversion Feature          --              --            38,604            --              --            38,604

Repurchase of common stock
 ($.28/share)                          --              --              --              --              --          (336,000)

Repurchase of common stock
 ($.50/share)                          --              --              --              --              --          (100,000)


Stock issued for cash
 ($.50/share)                       123,000            --              --              --              --           277,000

Stock issued for services
 ($1.45/share)                       95,449        (118,291)           --              --              --              --

Stock issued for cash
($.50/per share)less offering
Costs of $28,421                     94,631            --              --              --              --           253,789


See accompanying notes to condensed consolidated financial statements


                                                          CytoDyn, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                        Period October 28, 2003 through August 31, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Amortization of prepaid
 Stock for services                   --              --              --              --              --              --

Series B Convertible
Preferred stock issued
For cash ($5.00/share)             400,000       2,009,000            --              --              --              --

Net Loss, ended
 May 31, 2010                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2010            400,000    $  2,009,000      20,075,895    $  7,145,304        (200,000)   $   (100,000)

Conversion of Series B
Convertible Preferred
Stock to Common Stock              (26,000)       (130,585)        260,000         130,585            --              --

Stock issued for cash
  ($1.00/share)(unauditd)             --              --            66,000          66,000            --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at August 31, 2010         374,000    $  1,878,415      20,401,895    $  7,341,889        (200,000)   $   (100,000)
                               ===========    ============    ============    ============    ============    ============

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
Amortization of prepaid
 Stock for services                    --            69,003            --              --              --            69,003

Series B Convertible
Preferred stock issued
For cash ($5.00/share)                 --              --              --              --              --         2,009,000

Net Loss, ended
 May 31, 2010                          --              --              --              --        (3,736,944)     (3,736,944)
                               ------------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2010        $    313,080    $    (49,288)   $  4,703,875    $ (1,601,912)   $(12,282,573)   $    137,486

Conversion of Series B
Convertible Preferred
Stock to Common Stock                  --              --              --              --              --              --

Stock issued for cash
  ($1.00/share)(unaudited)             --              --              --              --              --            66,000

Stock-based compensation
(unaudited)                            --              --           233,268            --              --           233,268

Capital contribution
(unaudited)                            --              --           229,500            --              --           229,500

Amortization of prepaid
   Stock for services
   (unaudited)                         --            29,573            --              --              --            29,573

Net Loss, ended
  August 31, 2010(unaudited)           --              --              --              --          (593,750)       (593,750)
                               ------------    ------------    ------------    ------------    ------------    ------------
Balance at August 31, 2010     $    313,080    $    (19,715)   $  5,166,643    $ (1,601,912)   $(12,876,323)   $    102,077
                               ============    ============    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          October 28,
                                                                  3 months ended             2003
                                                            --------------------------      through
                                                             8/31/2010      8/31/2009      8/31/2010
                                                            -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                 $  (593,750)   $  (323,229)   (12,876,323)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                                549            585        178,518
         Amortization of original issue discount                   --           38,604        717,202
       Extinguishment of debt                                      --             --         (337,342)
       Purchased in process research and development               --             --          274,399
      Stock-based compensation                                  262,841         78,171      4,796,862
      Changes in current assets and liabilities:
         Prepaid expenses                                        (5,014)        (7,933)       (24,641)
         Other assets                                             1,875          1,875        (22,100)
         Accounts payable, accrued
         interest and accrued liabilities                       (17,670)       (74,890)       501,526
                                                            -----------    -----------    -----------
   Net cash used in operating activities                       (351,169)      (286,817)    (6,791,899)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Furniture and equipment purchases                             (3,480)        (2,002)       (19,858)
                                                            -----------    -----------    -----------
   Net cash used in investing activities                         (3,480)        (2,002)       (19,858)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
   Capital contributions by president                              --             --           14,412
   Proceeds from notes payable to related parties                  --             --          705,649
   Payments on notes payable to related parties                    --             --         (160,498)
   Proceeds from notes payable issued to individuals               --             --          145,000
   Payments on notes payable issued to individuals                 --             --          (34,500)
   Proceeds from convertible notes payable                         --             --          686,000
   Proceeds from the sale of common stock                        66,000        118,200      3,245,061
   Proceeds from Series B preferred stock                          --             --        2,009,000
   Purchase of treasury stock                                      --             --         (436,000)
   Proceeds from sale of treasury stock                            --             --          559,210
   Payments for offering costs                                     --             --         (153,517)
   Proceeds from issuance of stock of AITI acquisition             --             --          512,200
   Proceeds from issuance of stock of AGTI acquisition             --             --          100,000
   Proceeds from exercise of warrants                              --             --           28,350
                                                            -----------    -----------    -----------
   Net cash provided by financing activities                     66,000        118,200      7,220,367
                                                            -----------    -----------    -----------

Net change in cash                                             (288,649)      (170,619)       408,610

Cash, beginning of period                                       700,497        265,520          3,238
                                                            -----------    -----------    -----------

Cash, end of period                                         $   411,848    $    94,901        411,848
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
      Income taxes                                          $      --      $      --             --
                                                            ===========    ===========    ===========
      Interest                                              $    15,400    $      --           18,436
                                                            ===========    ===========    ===========





                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          October 28,
                                                                  3 months ended             2003
                                                            --------------------------      through
                                                             8/31/2010      8/31/2009      8/31/2010
                                                            -----------    -----------    -----------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                               --             --            7,542
                                                            ===========    ===========    ===========
Common stock issued to former officer to repay
 working capital advance                                           --             --            5,000
                                                            ===========    ===========    ===========
Common stock issued for convertible debt                           --             --          662,000
                                                            ===========    ===========    ===========
Common stock issued for debt                                       --          125,500        245,582
                                                            ===========    ===========    ===========
Common stock issued for accrued interest payable                   --           20,956         20,956
                                                            ===========    ===========    ===========

Accrued salaries related party contributed as capital           229,500           --          229,500
                                                            ===========    ===========    ===========

Common stock issued on payment of accounts payable                 --             --           49,000
                                                            ===========    ===========    ===========
Options to purchase common stock issued for debt                   --             --           62,341
                                                            ===========    ===========    ===========
Original issue discount and intrinsic value of beneficial
conversion feature related to debt                                 --           38,604        719,266
                                                            ===========    ===========    ===========
Common stock issued for preferred stock                            --          167,500        167,500
                                                            ===========    ===========    ===========
Treasury stock issued for prepaid services                         --             --          118,291
                                                            ===========    ===========    ===========
Common stock issued for preferred stock                         130,585           --          130,585
                                                            ===========    ===========    ===========









See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2010
                                   (UNAUDITED)


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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2010
                                   (UNAUDITED)


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2010 and 2009 and notes thereto in the Company's annual report on Form 10-K for the year ended May 31, 2010, filed with the Securities and Exchange Commission on December 3, 2010. Operating results for the three months ended August 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2010 and 2008 and the period October 28, 2003 through August 31, 2010, (b) the financial position at August 31, 2010, and (c) cash flows for the three month periods ended August 31, 2010 and 2009 and the period October 28, 2003 through August 31, 2010, have been made.

Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AIGI All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of December 14, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2010
                                   (UNAUDITED)


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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of August 31, 2010 or May 31, 2010. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three months ended August 31, 2010 and 2009, and for the period October 28, 2003 through August 31, 2010.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2010
                                   (UNAUDITED)


Financial Instruments
At August 31, 2010 and May 31, 2010, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of August 31, 2010 and 2009.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2010
                                   (UNAUDITED)


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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three month periods ended August 31, 2010 and 2009, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,660,176 and 5,094,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2010 and 2009, respectively. Additionally, 374,000 shares of Series B convertible stock can potentially convert into 3,740,000 shares of restricted common stock.

Reclassification
Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Recent Accounting Pronouncements:

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4 - Convertible Securities:

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

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 2010
                                   (UNAUDITED)

5 - Equity:

The Company has one stock-based equity plan at August 31, 2010. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 5,000,000 shares of the Company's common stock. As of August 31 2010 the company had 3,398,878 shares available for future stock option grants under the plan.

During the three months ended August 31, 2010 and 2009 the Company granted -0-and 118,200 warrants with an exercise price of $1.00, immediate vesting, and expiration date of five years from the date of grant. The warrants were issued in conjunction with the issuance of common stock to certain investors pursuant to a private placement, which entitled the investors to one common stock warrant for each dollar of common stock purchased. Accordingly, these warrants were not valued in the above Black-Scholes model.

Net cash proceeds from the exercise of stock options and warrants were $0 for the three months ending August 31, 2010 and 2009, respectively. Compensation expense related to stock options and warrants was approximately $233,000, and $78,000 for the three months ended August 31, 2010 and, 2009, respectively.

The grant date fair value of options vested during the three month periods ended August 31, 2010 and 2009 was approximately $233,000 and $74,000, respectively. The weighted average grant date fair value of options and warrants granted during the three month periods ended August 31, 2009 and 2008 was $-0-, respectively. As of August 31, 2010 there was approximately $2,000,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of
2.57 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2010:

                                                         Weighted
                                            Weighted     Average
                                             Average    Remaining     Aggregate
                                Number of   Exercise   Contractual    Intrinsic
                                  Shares      Price        Life         Value
                                ---------   --------   -----------   -----------
Options and warrants
  outstanding - May 31, 2010    7,660,176     $1.42       5.41       $ 2,761,129
Granted                             --
Exercised                           --
Forfeited/expired/cancelled
Options and warrants                --
  outstanding - August,31 2010  7,660,176     $1.42       5.16         2,340,321

Outstanding and exercisable
     - August 31, 2010          6,251,287     $1.30       5.50         2,340,321

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF August 31, 2010
                                   (UNAUDITED)


During fiscal year 2010, the Company reissued 81,580 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company's common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement. For the three months ended August 31, 2010, the Company recognized approximately $30,000 in consulting expense related to this agreement.


6 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of August 31, 2009, the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of August 31, 2010. As of August 31, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The Company anticipates that the director will continue to provide legal services in the future. The amount has been classified as short-term, as the amount is payable on demand.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company, and a maturity date of six months from the issuance date. As of August 31, 2010, the balance in the notes is $110,000. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has Classified the balance as short-term obligation as of August 31, 2010.

In July 2010, two of the Company's executives forgave approximately $230,000 in accrued salaries that were included as "Accrued salaries - related party" at May 31, 2010. During the three months ended August 31, 2010, the Company reclassed $230,000 from accrued salaries - related party to additional paid-in capital.


7 - Subsequent Events:

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 75%, or $412,000, was paid to Massachusetts General Hospital by November 2010. During 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000. This amount is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010. The balance of $137,500 is due by January 21, 2011.

In February 2010, the Company negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of the Company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010. $163,265 was paid subsequent to August 31, 2010.

In August 2010 the Company's Board of Directors approved a private placement offering to sell 2,000,000 shares of the Company's no par common stock to accredited investors at $1.00 per share. The Company has raised approximately $382,000 in cash related to this private placement.

In September 2010, the Company issued 25,000 stock options each to a director and a consultant at an exercise price of $1.20. The options expire in 2020.

On December 6, 2010 the Company issued 500,000 stock options to the newly elected Chief Executive Officer at an exercise price of $1.19. The options vest 25% upon first year anniversary and 6.25% vest each following quarter.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of December 14, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended August 31, 2010 and 2009 are as follows:

For the three months ended August 31, 2010 and 2009 the Company had no activities that produced revenues from operations.

For the three months ended August 31, 2010, the Company had a net loss of ($593,750) compared to a net loss of $(323,229) for the corresponding period in 2009. For the three months ended August 31, 2010 and 2009, the Company incurred operating expenses of $(589,665) and $(275,539), respectively, consisting primarily of, consulting expense, stock-based compensation, professional fees, and salaries. The most significant change in operating expenses for the respective periods related to the increase in salary expense and stock-based compensation of approximately $103,000 and $185,000, respectively. The increase in salaries relates to our hiring of our chief operating officer during fiscal year 2010, as well as certain employees migrating from part-time status to full time status during fiscal year 2010. We granted a significant number of common stock options during the fourth quarter of 2010, which included common stock options with vesting over a three year period. As a result, stock-based compensation will increase during fiscal year 2011 relative to the 2010 comparable quarters. Additionally, we expect salary expense and research and development expenses to increase in the future, as our clinical trials progress. However, increases in salary expense, as well as research and development expenditures will be contingent upon our ability to obtain the necessary financing going forward.


Liquidity and Capital Resources

On August 31, 2010 we had working capital of approximately $80,000 as compared to approximately $346,000 on May 31, 2010.

Cash Flows

Cash used in operating activities of approximately $351,000 during the three months ended August 31, 2010 increased approximately $64,000 from approximately $287,000 in 2009. The increase in the cash used in operating activities for the above periods was primarily attributable to the following:

     o Net loss increased approximately $271,000; amortization decreased approximately $39,000.

 The above increases were partially offset by the following:

     o Stock-based compensation increased approximately $185,000 from 2009 to 2010.

     o Accounts payable, accrued interest payable, and accrued liabilities decreased approximately $57,000.

There were no material changes in cash flows from investing activities from 2009 To the comparable period in 2010.

Cash flows provided by financing activities of approximately $66,000 during the three months ended August 31, 2010 increased approximately $52,000 from approximately $118,000 during 2009. The increase in cash provided by financing activities for the above periods was attributable to the increase in proceeds from common stock issuances.

As shown in the accompanying Financial Statements, for the three months ended August 31, 2010 and 2009, and since October 28, 2003 through August 31, 2010 the Company has had net losses of $(593,750) and $(323,229) and $(12,876,323), respectively. As of August 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through August 31, 2010 we raised cash of approximately $5,660,000 (net of offering costs) common stock financings and approximately $1,537,000. through the issuance notes payable.

Since October 28, 2003 through August 31, 2010, we have incurred $1,776,000 of research and development costs and approximately $12,375,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2010, we had an accumulated deficit of approximately $(14,478,000) and working capital of approximately $80,000.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d015(e) under the Exchange Act) as of the three month period ending August 31, 2010 covered by this quarterly report on Form 10Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a015(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2010.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     Part II

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity and Use of Proceeds

During the three months ended August 31, 2010, the Company sold 66,000 shares of restricted common stock at $1.00 per share. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act. The investors were all "accredited investors" as such term is defined in Rule 501 of Regulation D.

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


                                   SIGNATURES


                                               CYTODYN, INC.
                                               Registrant)


DATE:     December 14, 2010                    BY: /s/ Kenneth J. Van Ness
       -----------------------                     -----------------------------
                                                   Kenneth J. Van Ness
                                                   Chief Executive Officer