Form 10-Q
period 2010-11-30
CYTODYN INC
filed 2011-01-14
CIK 1175680

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 ---  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1933

For the transition period from _____________ to _____________

Commission File Number: 000-49908


                                  CYTODYN, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


            75-3056237                                      COLORADO
            ----------                                      --------
(I.R.S. Employer Identification No.)              State or other jurisdiction
                                               of incorporation or organization


              1511 Third Street, Santa Fe, New Mexico       87505
             ----------------------------------------    ----------
             (Address of principal executive offices)    (Zip code)


       (Registrant's telephone number, including area code) (505) 988-5520

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No
   ---    ---

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                     Accelerated Filer
                        ---                                   ---

Non-accelerated Filer                       Smaller Reporting Company  X
                      ---                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes     No X
                                    ---    ---

On January 14, 2011, there were 21,370,796 shares outstanding of the registrant's no par common stock.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION
          ---------------------

Item 1    Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets as of November 30, 2010
           (unaudited) and May 31, 2010                                       1

          Condensed Consolidated Statement of Operations for the Three
           and six months Ended November 30, 2010 and 2009, and for the
           Period from October 28, 2003 to November 30 2010 (unaudited)       2

          Condensed Consolidated Statement of Changes in Stockholders'
           Deficit for the Period from October 28, 2003 to
           November 30, 2010 (unaudited)                                      3

          Condensed Consolidated Statement of Cash Flows for the six
           Months Ended November 30, 2010 and 2009 and for the Period
           from October 28, 2003 to November 30, 2010 (unaudited)            10

          Notes to Condensed Consolidated Financial Statements (unaudited)   12

Item 2    Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations.                                         19
          --------------------------

Item 3    Quantitative and Qualitative Disclosures About Market Risk         24
          ----------------------------------------------------------

Item 4    Controls and Procedures                                            24
          -----------------------

PART II   OTHER INFORMATION
          -----------------

Item 1    Legal Proceedings                                                  25
          -----------------

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        25
          -----------------------------------------------------------

Item 3    Defaults Upon Senior Securities                                    25
          -------------------------------

Item 4    (Removed and Reserved)                                             25
          ----------------------

Item 5    Other Information                                                  25
          -----------------

Item 6    Exhibits                                                           26
          --------

SIGNATURES                                                                   26

                          PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  Cytodyn, Inc.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet

                                                          November 30,      May 31,
                                                              2010           2010
                                                           (unaudited)
                                                          ------------    ------------
               Assets
Current Assets:
   Cash                                                   $     97,730    $    700,497
   Prepaid expenses                                             26,481          12,127
   Prepaid license fees                                          7,500           7,500
                                                          ------------    ------------
Total current assets                                           131,711         720,124

Furniture and equipment, net                                     6,905           3,549

Other Assets                                                    20,225          23,975
                                                          ------------    ------------

                                                          $    158,841    $    747,648
                                                          ============    ============

Liabilities and Shareholders' (Deficit)equity

Current liabilities:
   Accounts payable                                       $    253,935    $    178,956
   Accrued liabilities                                          13,209          15,209
   Indebtedness to related parties - short-term portion        148,985         153,985
   Accrued interest payable                                     18,437          25,575
                                                          ------------    ------------
Total current liabilities                                      434,566         373,725

Long Term Liabilities
   Accrued salaries - related party                               --           229,500
   Convertible notes payable, net                                6,937           6,937
                                                          ------------    ------------
Total Liabilities                                              441,503         610,162
                                                          ------------    ------------
Shareholders' (deficit)equity:
   Series B Convertible stock preferred stock,
     no par value; 400,000 shares authorized,
     342,000 and 400,000 shares issued and
     outstanding at November 30, 2010 and
     May 31, 2010, respectively                              1,717,695       2,009,000
   Treasury stock, at cost, 200,000 shares held at
     November 30, 2010 and May 31, 2010, respectively         (100,000)       (100,000)
   Additional paid-in capital - treasury stock                 313,080         313,080
   Common stock, no par value; 100,000,000 shares
     authorized, 21,127,395 and 20,075,895 outstanding
     at November 30, 2010 and May 31, 2010,
     respectively; 20,927,395 and 19,875,895 issued at
     November 2010 and May 31, 2010, respectively            7,939,859       7,145,304
   Prepaid stock services                                         --           (49,288)
   Additional paid-in capital                                5,381,826       4,703,875
   Accumulated deficit on unrelated dormant operations      (1,601,912)     (1,601,912)
   Deficit accumulated during development stage            (13,933,210)    (12,282,573)
                                                          ------------    ------------
         Total shareholders' (deficit) equity                 (282,662)        137,486
                                                          ------------    ------------

                                                          $    158,841    $    747,648
                                                          ============    ============

   Prepaid stock services                                         --           (49,288)
   Additional paid-in capital                                5,381,826       4,703,875
   Accumulated deficit on unrelated dormant operations      (1,601,912)     (1,601,912)
   Deficit accumulated during development stage            (13,933,210)    (12,282,573)
                                                          ------------    ------------
         Total shareholders' (deficit) equity                 (282,662)        137,486
                                                          ------------    ------------

                                                          $    158,841    $    747,648
                                                          ============    ============

See accompanying notes to condensed consolidated financial statements.


                                  Cytodyn, Inc.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                      October 28,
                                                                                                         2003
                                          Three months ended,              Six months ended,            through
                                      11/30/2010      11/30/2009      11/30/2010      11/30/2009      11/30/2010
                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative        $    822,298    $    516,334    $  1,379,728    $    765,239    $ 10,505,361
   Amortization / depreciation                800             461           1,349           1,046         179,318
   Research and development               226,015         160,878         253,265         167,368       2,001,968
   Legal fees                               3,293          10,848           7,729          30,407         740,298
                                     ------------    ------------    ------------    ------------    ------------

        Total operating expenses        1,052,406         688,521       1,642,071         964,060      13,426,945
                                     ------------    ------------    ------------    ------------    ------------

        Operating loss                 (1,052,406)       (688,521)     (1,642,071)       (964,060)    (13,426,945)

Interest income                              --              --              --              --             1,627
Extinguishment of debt                       --              --              --              --           337,342

Interest expense:
   Interest on convertible debt              --              --              --           (38,604)       (734,863)
   Interest on notes payable               (4,481)         (6,091)         (8,566)        (15,177)       (110,371)
                                     ------------    ------------    ------------    ------------    ------------
        Loss before income taxes       (1,056,887)       (694,612)     (1,650,637)     (1,017,841)    (13,933,210)

Income tax provision                         --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------

Net loss                             $ (1,056,887)   $   (694,612)   $ (1,650,637)   $ (1,017,841)   $(13,933,210)
                                     ============    ============    ============    ============    ============

Constructive preferred
Stock dividends                      $       --      $       --      $       --      $       --      $ (6,000,000)
                                     ============    ============    ============    ============    ============
Convertible preferred
Stock dividends                      $     (2,750)   $       --      $     (2,750)   $       --      $     (2,750)
                                     ============    ============    ============    ============    ============

Net loss applicable to
Common shareholders                  $ (1,059,637)   $   (694,612)   $ (1,653,387)   $ (1,017,841)   $(19,935,960)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share     $       (.05)   $      (0.04)   $       (.08)   $      (0.05)   $      (1.64)
                                     ============    ============    ============    ============    ============

Basic and diluted weighted average
    common shares outstanding          20,548,977      19,606,592      20,260,477      19,072,811      12,192,684
                                     ============    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements

                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at October 28, 2003,
 following recapitalization           --              --         6,252,640    $  1,425,334            --              --

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                         --              --         1,800,000         486,000            --              --

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                         --              --            16,667           5,000            --              --

Net loss at year ended
 May 31, 2004                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2004               --              --         8,069,307       1,916,334            --              --

July 2004, capital
 contribution by an officer           --              --              --              --              --              --

November 2004, common
 stock warrants granted               --              --              --              --              --              --

February 2005, capital
 contribution by an officer           --              --              --              --              --              --

Net loss at year ended
 May 31, 2005                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2005               --              --         8,069,307       1,916,334            --              --

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at October 28, 2003,
 following recapitalization           --              --      $     23,502    $ (1,594,042)           --      $   (145,206)

February through April 2004,
 sale of common stock less
 offering costs of $54,000
 ($.30/share)                         --              --              --              --              --           486,000

February 2004, shares issued
 to former officer as payment
 for working capital advance
 ($.30/share)                         --              --              --              --              --
                                                                                                                     5,000
Net loss at year ended
 May 31, 2004                         --              --              --            (7,870)       (338,044)       (345,914)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2004               --              --            23,502      (1,601,912)       (338,044)           (120)

July 2004, capital
 contribution by an officer           --              --               512            --              --
                                                                                                                       512
November 2004,common
 stock warrants granted               --              --            11,928            --              --            11,928

February 2005, capital
 contribution by an officer           --
                                                      --             5,000            --              --             5,000
Net loss at year ended
 May 31, 2005                         --              --              --              --          (777,083)       (777,083)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2005               --              --            40,942      (1,601,912)     (1,115,127)       (759,763)

See accompanying notes to condensed consolidated financial statements


                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
June through July 2005, sale
 of common stock less offering
 costs of $27,867($.75/share)         --              --           289,890         189,550            --              --

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)        --              --           160,110         120,082            --              --

May 2006, common shares issued
 to extinguish convertible debt       --              --           350,000         437,500            --              --

November 2005, 94,500 warrants
 exercised ($.30/share)               --              --            94,500          28,350            --              --

January through April 2006,
 common shares issued for
 prepaid services                     --              --           183,857         370,750            --              --

Amortization of prepaid
 stock services                       --              --              --              --              --              --

January through June 2006,
 warrants issued
 with convertible debt                --              --              --              --              --              --

January through May 2006,
 beneficial conversion feature
 of convertible debt                  --              --              --              --              --              --

March through May 2006, stock
 options granted to consultants       --              --              --              --              --              --


                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
June through July 2005, sale
 of common stock less offering
  costs of $27,867 ($.75/share)       --              --              --              --              --           189,550

August 2005, common shares
 issued to extinguish
 promissory notes payable and
 related interest ($.75/share)        --              --              --              --              --           120,082

May 2006, common shares issued
 to extinguish convertible debt       --              --              --              --              --           437,500

November 2005, 94,500 warrants
 exercised ($.30/share)               --              --              --              --              --            28,350

January through April 2006,
 common shares issued for
 prepaid services                     --          (370,750)           --              --              --              --

Amortization of prepaid
 stock services                       --           103,690            --              --              --           103,690

January through June 2006,
 warrants issued
 with convertible debt                --              --           274,950            --              --           274,950

January through May 2006,
 beneficial conversion feature
 of convertible debt                  --              --           234,550            --              --           234,550

March through May 2006, stock
 options granted to consultants       --              --           687,726            --              --           687,726

See accompanying notes to condensed consolidated financial statements


                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

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

See accompanying notes to condensed consolidated financial statements


                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

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

See accompanying notes to condensed consolidated financial statements


                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

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

Stock issued for cash
($.50/share)less offering
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

See accompanying notes to condensed consolidated financial statements


                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

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

See accompanying notes to condensed consolidated financial statements


                                                       CytoDyn, Inc.
                                               (A Development Stage Company)
                                Consolidated Statements of Changes in Shareholders' Equity
                                     Period October 28, 2003 through November 30, 2010

                                      Preferred Stock                 Common Stock                   Treasury Stock
                               ---------------------------    ----------------------------    ----------------------------
                                  Shares         Amount          Shares          Amount          Shares          Amount
                               -----------    ------------    ------------    ------------    ------------    ------------
Amortization of prepaid
 Stock for services                   --              --              --              --              --              --

Series B Convertible
Preferred stock issued
For cash ($5.00/share)             400,000       2,009,000            --              --              --              --

Net Loss, ended
 May 31, 2010                         --              --              --              --              --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2010            400,000    $  2,009,000      20,075,895    $  7,145,304        (200,000)   $   (100,000)

Conversion of Series B
Convertible Preferred
Stock to Common Stock              (58,000)       (291,305)        580,000         291,305            --              --
(unaudited)

Stock issued for services
  ($1.23/share)(unaudited)            --              --           150,000         184,500            --              --

Stock issued for cash
  ($1.00/share)(unaudited)            --              --           316,000         316,000            --              --

Series B convertible Preferred
   Stock dividends(unaudited)         --              --             5,500           2,750            --              --
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at November 30, 2010       342,000    $  1,717,695      21,127,395    $  7,939,859        (200,000)   $   (100,000)
                               ===========    ============    ============    ============    ============    ============

                                                                                              Accumulated
                                 Treasury       Stock for      Additional                        During
                                  Stock          Prepaid        Paid-in        Accumulated    Development
                                   APIC         Services         Capital         Deficit         Stage           Total
                               -----------    ------------    ------------    ------------    ------------    ------------
Amortization of prepaid
 Stock for services                   --            69,003            --              --              --            69,003

Series B Convertible
Preferred stock issued
For cash ($5.00/share)                --              --              --              --              --         2,009,000

Net Loss, ended
 May 31, 2010                         --              --              --              --        (3,736,944)     (3,736,944)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2010        $   313,080    $    (49,288)   $  4,703,875    $ (1,601,912)   $(12,282,573)   $    137,486

Conversion of Series B
Convertible Preferred
Stock to Common Stock                 --              --              --              --              --              --
(unaudited)

Stock issued for services
  ($1.23/share)(unaudited)            --              --              --              --              --           184,500

Stock issued for cash
  ($1.00/share)(unaudited)            --              --              --              --              --           316,000

Series B convertible Preferred
   Stock dividends (unaudited)        --              --            (2,750)           --              --              --

Stock-based compensation
(unaudited)                           --              --           451,201            --              --           451,201

Capital contribution
(unaudited)                           --              --           229,500            --              --           229,500

Amortization of prepaid
   Stock for services
   (unaudited)                        --            49,288            --              --              --            49,288

Net Loss, ended November
 30, 2010 (unaudited)                 --              --              --              --        (1,650,637)     (1,650,637)
                               -----------    ------------    ------------    ------------    ------------    ------------
Balance at November 30, 2010   $   313,080    $       --      $  5,381,826    $ (1,601,912)   $(13,933,210)   $   (282,662)
                               ===========    ============    ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements
                                       9


                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             October 28,
                                                                  Six months ended              2003
                                                            ----------------------------      through
                                                             11/30/2010      11/30/2009      11/30/2010
                                                            ------------    ------------    ------------
Cash flows from operating activities
   Net loss                                                 $ (1,650,637)   $ (1,017,841)    (13,933,210)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Amortization / depreciation                               1,349           1,046         179,318
         Extinguishment of debt                                     --              --          (337,342)
         Amortization of original issue discount                    --            38,604         717,202
         Purchased in process research and development              --              --           274,399
      Stock-based compensation                                   684,989         155,950       5,219,010
      Changes in current assets and liabilities:
         Prepaid expenses                                        (14,354)        (14,797)        (33,981)
         Other assets                                              3,750           1,875         (20,225)
         Accounts payable, accrued
         interest and accrued liabilities                         65,841          13,850         585,037
                                                            ------------    ------------    ------------
   Net cash used in operating activities                        (909,062)       (821,313)     (7,349,792)
                                                            ------------    ------------    ------------

Cash flows from investing activities:
   Furniture and equipment purchases                              (4,705)         (2,004)        (21,083)
                                                            ------------    ------------    ------------
   Net cash used in investing activities                          (4,705)         (2,004)        (21,083)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Capital contributions by president                               --              --            14,412
   Proceeds from notes payable to related parties                   --              --           705,649
   Payments on notes payable to related parties                   (5,000)           --          (165,498)
   Proceeds from notes payable issued to individuals                --              --           145,000
   Payments on notes payable issued to individuals                  --              --           (34,500)
   Proceeds from convertible notes payable                          --              --           686,000
   Proceeds from the sale of common stock                        316,000         118,200       3,495,061
   Proceeds from Series B Preferred stock                           --           625,000       2,009,000
   Purchase of treasury stock                                       --          (336,000)       (436,000)
   Proceeds from issuance of treasury stock                         --           277,000         559,210
   Payments for offering costs                                      --              --          (153,517)
   Proceeds from issuance of stock of AITI acquisition              --              --           512,200
   Proceeds from issuance of stock of AGTI acquisition              --              --           100,000
   Proceeds from exercise of warrants                               --              --            28,350
                                                            ------------    ------------    ------------
   Net cash provided by financing activities                     311,000         684,200       7,465,367
                                                            ------------    ------------    ------------

Net change in cash                                              (602,767)       (139,117)         94,492

Cash, beginning of period                                        700,497         265,520           3,238
                                                            ------------    ------------    ------------

Cash, end of period                                         $     97,730    $    126,403    $     97,730
                                                            ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                          $       --      $       --              --
                                                            ============    ============    ============
      Interest                                              $     15,824    $       --            18,860
                                                            ============    ============    ============




                                  CytoDyn, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             October 28,
                                                                  Six months ended              2003
                                                            ----------------------------      through
                                                             11/30/2010      11/30/2009      11/30/2010
                                                            ------------    ------------    ------------
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in
 CytoDyn/Rexray business combination                                --              --             7,542
                                                            ============    ============    ============
Common stock issued to former officer to repay
 working capital advance                                            --              --             5,000
                                                            ============    ============    ============
Common stock issued for convertible debt                            --              --           662,000
                                                            ============    ============    ============
Common stock issued for debt                                        --           125,500         245,582
                                                            ============    ============    ============
Common stock issued for accrued interest payable                    --            20,956          20,956
                                                            ============    ============    ============
Common stock issued on payment of accounts payable                  --              --            49,000
                                                            ============    ============    ============
Options to purchase common stock issued for debt                    --              --            62,341
                                                            ============    ============    ============
Original issue discount and intrinsic value of beneficial
conversion feature related to debt issued with warrants             --            38,604         719,266
                                                            ============    ============    ============
Common stock issued for Series A preferred stock                    --           167,500         167,500
                                                            ============    ============    ============
Common stock issued for Series B preferred stock                 291,305            --           291,305
                                                            ============    ============    ============

Accrued salaries related party contributed as capital            229,500            --           229,500
                                                            ============    ============    ============


Treasury stock issued for prepaid services                          --           118,291         118,291
                                                            ============    ============    ============

Series B Convertible Preferred stock dividends                     2,750            --             2,750
                                                            ============    ============    ============



See accompanying notes to condensed consolidated financial statements

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2010
                                   (UNAUDITED)


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


2 - Summary of Significant Accounting Policies:

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2010 and 2009 and notes thereto in the Company's Annual Report on Form 10-K for the year ended May 31, 2010, filed with the Securities and Exchange Commission on December 3, 2010. Operating results for the three and six months ended November 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2010 and 2009 and the period October 28, 2003 through November 30, 2010, (b) the financial position at November 30, 2010, and (c) cash flows for the six month periods ended November 30, 2010 and 2009 and the period October 28, 2003 through November 30, 2010, have been made.

                                   CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2010
                                   (UNAUDITED)


Principles of Consolidation
The consolidated financials statements include the accounts of CytoDyn, Inc. and its wholly owned subsidiaries; AITI and AGTI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of January 14, 2010 these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2010 or May 31, 2010. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2010 and 2009, and for the period October 28, 2003 through November 30, 2010.

Research and Development
Research and development costs are expensed as incurred.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2010
                                   (UNAUDITED)


Financial Instruments
At November 30, 2010 and May 31, 2010, the carrying value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments. The Company's notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of November 30, 2010 and 2009.

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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is antidilutive. Because of the net loss for the three and six month periods ended November 30, 2010 and 2009, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an antidilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,374,176 and 5,094,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2010 and 2009, respectively. Additionally, 342,000 shares of Series B convertible stock can potentially convert into 3,420,000 shares of restricted common stock.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2010
                                   (UNAUDITED)


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

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at approximately $5.00 per share for cash proceeds totaling $2,009,000. The Series B holders have no voting rights. Dividends are payable to the Series B holders when declared by the board of directors at $.25 per share per annum. The Series B is convertible into ten shares of the Company's common stock. At the time of conversion of the Series B, at the option of the Company, the dividend is to be paid in cash or in shares of common stock. If the dividend is to be paid in shares of common stock, the shares of common stock will be valued at $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company's shareholders voted at a special meeting to increase the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a a constructive dividend to the Series B holders of approximately $6,000,000. The series B has no mandatory conversion feature or any net cash settlement features, and accordingly, was deemed to be a component of equity. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends.


5 - Equity:

The Company has one stock-based equity plan at November 30, 2010. The 2005 Stock Incentive Plan as amended (the "Plan") was authorized to issue options and warrants to purchase up to 5,000,000 shares of the Company's common stock. As of November 30, 2010 the Company had 3,373,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumption for the periods ended November 30, 2010 and 2009:

                                          2010                    2009
                                   -------------------    -------------------
     Risk free rate                       .74%                     --
     Dividend Yield                       --                       --
     Volatility                          131.0%                    --
     Expected term                       3 years                   --

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2010
                                   (UNAUDITED)


Net cash proceeds from the exercise of stock options and warrants were $0 for the three and six months ending November 30, 2010 and 2009, respectively. Compensation expense related to stock options and warrants was approximately $218,000, and $68,000 for the three months ended November 30, 2010 and 2009, respectively, and $451,000 and $146,000 for the six months ended November 30, 2010 and 2009, respectively.

The grant date fair value of options vested during the six month periods ended November 30, 2010 and 2009 was approximately $451,000 and $140,000, respectively. The weighted average grant date fair value of options and warrants granted during the six month periods ended November 30, 2010 and 2009 was $.90 and $-0-, respectively. As of November 30, 2010 there was approximately $1,805,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.33 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2010:

                                              Weighted     Average
                                               Average    Remaining    Aggregate
                                  Number of   Exercise   Contractual   Intrinsic
                                    Shares      Price       Life         Value
                                  ---------   --------   -----------  ----------
Options and warrants
  outstanding - May 31, 2010      7,660,176     $1.42       5.41      $2,761,129
Granted                              25,000     $1.20
Exercised                              --
Forfeited/expired/cancelled        (311,000)    $1.64
Options and warrants
 outstanding - November 30 2010   7,374,176     $1.41       3.71      $1,197,327

Outstanding exercisable
 - November 30, 2010              6,095,287     $1.30       3.76      $1,197,327


During the three months ended November 30, 2009, the Company reissued 81,500 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company's common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during three months ended November 30, 2010 and 2009, the Company recognized approximately $30,000 and $10,000 in consulting expense related to this consulting agreement. For the six months ended November 30, 2010 and 2009, the Company recognized approximately $50,000 and $10,000 in consulting expense related to the agreement.

During the three months ended November 30, 2010, the Company issued 150,000 shares of common at $1.23 per share to an executive of the Company for past services. The Company recognized approximately $184,000 in compensation expense based on the fair market value of the Company's common stock at the issuance date, which was November 16, 2010.

                                  CYTODYN, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2010
                                   (UNAUDITED)


6 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of November 30, 2010, the Company owed the director $38,985 and it is included in the accompanying consolidated financial statements as "indebtedness to related parties" as of November 30, 2010. As of November 30, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company, and a maturity date of six months from the issuance date. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has classified the balance of $110,000 at November 30, 2010 as short-term obligation.


7 - Commitments and Contingencies

Pursuant to that certain amendment, dated April 27, 2009, to the second amended cross-complaint, the Company was added as a defendant to the lawsuit, styled Barry v. CytoDyn of New Mexico, Inc. (Case No. BC 362909), filed in the Superior Court of the State of California, Los Angeles County. The cross-complaint alleges that the Company breached an agreement for legal services and that the Company is indebted to its attorney in connection with such legal services. The cross-complaint seeks monetary damages in the amount of $16,318.63 or $21,318.63. The Company believes these claims are without merit and is responding appropriately to these claims and will continue to vigorously protect its interests.


8 - Subsequent Events:

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company's lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 75%, or $412,000, was paid to MGH by November 2010. During 2009 the Company agreed to provide an additional $204,000 to MGH for the current clinical trial of Cytolin(R) Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000. This amount is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010. The balance of $137,500 is due by January 21, 2011. On December 7, 2010 the agreement with MGH was amended to increase the cost of the study by $24,000. The original agreement had a miscalculated overhead cost that MGH later discovered was in their error. The Company as a courtesy elected to execute the amendment to correct the error.

In February 2010, the Company negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of the Company's lead product, Cytolin(R) at a cost of $229,500, which will be paid over twelve (12) months beginning in March 2010.

In August 2010 the Company's Board of Directors approved a private placement offering to sell 2,000,000 shares of the Company's no par common stock to accredited investors at $1.00 per share. The Company has raised approximately $720,500 in cash related to this private placement.

On December 6, 2010 the Company issued 500,000 stock options to the newly elected Chief Executive Officer at an exercise price of $1.19. The options vest 25% upon first year anniversary and 6.25% vest each following quarter.

References in this report to "the Company," "CytoDyn," "we," "our," or "us" mean CytoDyn, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what "will," "may," or "should" occur, what we "plan," "intend," "estimate," "believe," "expect" or "anticipate" will occur, and other similar statements) are based on our current expectations and entail various risks and uncertainties. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

For a list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in this Quarterly Report on Form 10-Q, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background of our Company

CytoDyn discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the area of HIV/AIDS. CytoDyn has sponsored a research grant to Massachusetts General Hospital in Boston, Massachusetts, to design and sponsor clinical trials, in addition to conducting those trials on our lead product, Cytolin(R), an immune therapy intended to treat early HIV infection. Although CytoDyn will retain all of its intellectual property rights and will have access to the study data, the data will be owned by Massachusetts General Hospital ("MGH"). A chief benefit for CytoDyn is that the Company will not have to deal directly with the Food and Drug Administration (the "FDA"). Moreover, the high costs and long delays associated with the FDA's oversight of clinical trials may be significantly reduced in the case of clinical trials designed and sponsored by a leading teaching hospital such as MGH.

The FDA licenses medicinal products for sale in interstate commerce under a particular label only if it receives data supporting that label and only when asked by a company to do so. CytoDyn may or may not be the company that requests a license to market Cytolin(R) under a label. We currently hope to enter into a strategic alliance after the next two studies under which a larger pharmaceutical marketing company will seek a license from the FDA to market Cytolin(R) and under a license from us to use our intellectual property in that manner. However, there is no guarantee that we will wind up pursuing this strategy.

We negotiated with a contract manufacturer, Vista Biologicals Corporation, to manufacture Good Manufacturing Practices,(GMP) product for the our current clinical trial of Cytolin(R) at a cost of $565,000, which we paid in full by September 2008. The initial clinical trial to be conducted by MGH will cost the Company approximately $574,000, of which $412,000 was paid by us by November 30, 2010. The balance of $162,000 is due in January 2011. In December 2010, the Company amended the agreement with Massachusetts General Hospital to increase the cost of the study by $24,000 due to additional overhead costs that MGH inadvertently omitted from the original agreement. That amount is included in the costs above. The Company has secured the funds needed for this payment.

We negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of Cytolin(R) at a cost of $229,500, which will be paid over 12 months beginning in March 2010. We paid $163,265 of that amount by November 2010. Although a murine (mouse) version of Cytolin(R) was used for previous human experience that included some 200 patients successfully treated for up to two years, as well as an encouraging Phase I(b)/II(a) study, the Company believes that a fully humanized version is necessary for the clinical trial that is expected to follow the current one.

The Company expects to have its proprietary, fully humanized version of Cytolin(R) ready for bulk manufacturing in early 2011.

Human subjects have been recruited for the initial study conducted by MGH from the clinic of the principal investigator, Dr. Eric Rosenberg. The study protocol calls for 10 adults with early HIV infection and 10 healthy control subjects. The enrollment was closed as of July 23, 2010. We expect the study to be completed by January 2011 with the results to be published sometime thereafter at the discretion of Dr. Rosenberg.

We registered a clinical trial of Cytolin(R) with the U.S. government's website at www.clinicaltrials.gov, ID NCT01048372. The public has online access to this federal database, which describes the key elements of clinical trials and their status. To peruse public record for the study of Cytolin(R) on the government's website, visit www.clinicaltrials.gov and enter "Cytolin" as a search term.

CytoDyn may fund a follow-up clinical trial using venture capital or may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin(R) if approved. In the former case, CytoDyn, Inc. will need to provide a new batch of humanized product, which we estimate will cost approximately $500,000. The Company is conducting a private placement of common shares to secure the capital needed for the follow-up study. We cannot yet estimate the cost of a follow up study at this time.

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

Patents
-------
We have a License Agreement with Allen D. Allen, our former President and CEO that gives us the exclusive right to develop, market, sell and profit from his technology worldwide. This includes issued U.S. patents 5,424,066; 5,651,970 and 6,534,057, foreign counterparts, as well as European Patents No. 94 912826.8 and 04101437.4. Hong Kong, Australian and Canadian patents have been obtained as well. The original expiration dates of the U.S. patents are 2013 to 2016. There is an automatic extension of the expiration date on U.S. patents equal to the number of years the drug under the patent is being studied in clinical trials. Typically this provides another four to five years on the earliest claims. CytoDyn's counsel expects its patents to be extended until 2017 to 2020 depending upon the original date of the issued patents. We estimate the costs associated with these issued patents to be approximately $100,000 per year. We intend to file for an additional patent during the next fiscal year covering our humanized version of Cytolin(R) if our research and development efforts warrant it.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of January 14, 2011, these factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations
---------------------

Results of Operations for the three months ended November 30, 2010 and 2009 are as follows:

For the three months ended November 30, 2010 and 2009 we had no activities that produced revenues from operations.

For the three months ended November 30, 2010, we had a net loss of $(1,056,887) compared to a net loss of $(694,612) for the corresponding period in 2009. For the three months ended November 30, 2010 and 2009, we incurred operating expenses of $(1,052,406) and $(688,521) consisting primarily of consulting expense, stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of $363,885 from the three-month period ended November 30, 2009 compared to the three months ended November 30, 2010 related primarily to increases in stock-based compensation, salaries, research and development expenses, and accounting fees, offset by decreases in consulting expenses. Stock-based compensation increased during the current period with the significant grant of stock options in the fourth quarter of fiscal year 2010, coupled with the stock issued to an executive of the Company during the second quarter of 2011. We expect the trend in stock-based compensation to increase during fiscal year 2011. Research and development expenses are associated with the development of our lead product, Cytolin(R). As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Accounting fees have increased during the current quarter compared to previous quarter as a result of the increase in our external filings. We expect the trend to stabilize, as our filings become more consistent. Salaries increased with the hiring of our Chief Operating Officer, and migration from part-time employees to full-time employees. This directly impacted the decrease in consulting expense, as we have utilized salaried employees in-lieu of consultants. The trend in all of our expenses will depend on our ability to raise additional funds.

Results of Operations for the six months ended November 30, 2010 and 2009 are as follows:

For the six months ended November 30, 2010 and 2009 we had no activities that produced revenues from operations.

For the six months ended November 30, 2010, we had a net loss of $(1,650,637) compared to a net loss of $(1,017,841) for the corresponding period in 2009. For the six months ended November 30, 2010 and 2009, we incurred operating expenses of $(1,642,071) and $(964,060), respectively, consisting primarily of stock-based compensation, research and development, salaries, and accounting fees. The increase in operating expenses of $678,011 from the six month period November 30, 2009 compared to six months ended November 30, 2010 related primarily to increases in stock-based compensation, research and development, salaries, and accounting fees, offset by decreases in consulting expenses. The increases and decrease in these accounts were impacted by the factors discussed above. We expect the trends to continue, but the ability to fund our operations will depend on our ability to raise additional funds.

Liquidity and Capital Resources

On November 30, 2010 we had working capital deficit of approximately $(303,000) as compared to approximately $346,000 of working capital on May 31, 2010. The Company does not expect, in the next 12 months, to make any significant expenditures for equipment or other fixed assets. On January 21, 2011 the Company will pay the final payment of $161,500 to MGH for the completion of the current study. The Company has secured the funds for this payment. Our product is currently in clinical trials and we expect to incur significant expenditures as the product progresses through clinical trials. At this time we cannot estimate what we will incur going forward. Our ability to progress through the clinical trials will depend on our ability to raise the necessary capital to fund the trials.

Cash Flows

Cash used in operating activities of approximately $(909,000) during the six months ended November 30, 2010 increased approximately $88,000 from approximately $(821,000) for the six months ended November 2009. The increase in the cash used in operating activities for the above periods was primarily attributable to the following:

     o    Net loss increased approximately $633,000.


 The above increases were partially offset by the following:

     o Stock-based compensation increased approximately $529,000 from 2009 to 2010.

     o Accounts payable, accrued interest payable, and accrued liabilities increased approximately $52,000.

There were no material changes in cash flows from investing activities from 2009 To the comparable period in 2010.

Cash flows provided by financing activities of approximately $311,000 during the six months ended November 30, 2010 decreased approximately $373,000 from approximately $684,000 during 2009. The decrease in cash provided by financing activities for the above periods was attributable to the decrease in proceeds from preferred stock issuances and treasury stock proceeds, offset by increases in common stock issuances.

As shown in the accompanying Financial Statements, for the six months ended November 30, 2010 and 2009, and since October 28, 2003 through November 30, 2010 the Company has had net losses of $(1,650,637) and $(1,017,841) and $(13,933,210), respectively. As of November 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through November 30, 2010 we raised cash of approximately $5,351,000 from (net of offering costs) common stock and preferred stock financings and approximately $1,537,000 through the issuance notes payable.

Since October 28, 2003 through November 30, 2010, we have incurred $2,002,000 of research and development costs and approximately $13,427,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2010, we had an accumulated deficit of approximately $(15,535,000) and working capital deficit of approximately $(303,000).

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future.

Off-Balance Sheet Arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management concluded that we have several material weaknesses in our internal controls over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management has begun to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended November 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls and Other Matters

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusions set forth above on our disclosure controls and procedures and our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and Chief Financial Officer, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                            Part II-OTHER INFORMATION

Item 1.  Legal Proceedings

Pursuant to that certain amendment, dated April 27, 2009, to the second amended cross-complaint, the Company was added as a defendant to the lawsuit, styled Barry v. CytoDyn of New Mexico, Inc. (Case No. BC 362909), filed in the Superior Court of the State of California, Los Angeles County. The cross-complaint alleges that the Company breached an agreement for legal services and that the Company is indebted to its attorney in connection with such legal services. The cross-complaint seeks monetary damages in the amount of $16,318.63 or $21,318.63. The Company believes these claims are without merit and is responding appropriately to these claims and will continue to vigorously protect its interests.

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2010, the Company sold 250,000 shares of restricted common stock at $1.00 per share. Additionally, the Company issued 150,000 shares at $1.23 per share. In connection with the sales and issuance, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act. The investors were all "accredited investors" as such term is defined in Rule 501 of Regulation D.

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at approximately $5.00 per share for cash proceeds totaling $2,009,000. The Series B holders have no voting rights. Dividends are payable to the Series B holders when declared by the board of directors at $.25 per share per annum. The Series B is convertible into ten shares of the Company's common stock. At the time of conversion of the Series B, at the option of the Company, the dividend is to be paid in cash or in shares of common stock. If the dividend is to be paid in shares of common stock, the shares of common stock will be valued at $0.50 per share. During the three months ended August 31, 2010, 26,000 shares of Series B converted into 260,000 shares of common stock. No dividends had accrued with respect to the Series B that were converted during such period, so none were paid. During the three months ended November 30, 2010, 32,000 shares of Series B converted into 320,000 shares of common stock. Dividends in the amount of $2,750 in the aggregate had accrued with respect to the Series B that were converted during such period. The Company issued an additional 5,500 shares of common stock valued at $0.50 per share for these purposes to satisfy its obligations with respect to these accrued dividends.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

       3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002)
       3.2 Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 10SB12G, Registration of Securities for Small Business Issuer filed July 11, 2002)
       3.3 Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).
       3.4 Amendment to Articles of Incorporation dated September 2009 (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).
       3.5 Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).
       31.1.  Rule 13a-14(a)/15d-14(a) Certification by the CEO of the
              Registrant
       31.2.  Rule 13a-14(a)/15d-14(a) Certification by the CFO of the
              Registrant
       32.1. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant
       32.2. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CYTODYN, INC.
                                           (Registrant)


DATE:    January 14, 2011                  BY: /s/ Kenneth J. Van Ness
       -----------------------                 -----------------------------
                                               Kenneth J. Van Ness
                                               President and CEO

                                  EXHIBIT INDEX

     Exhibit No.  Description

        3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002)
        3.2 Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 10SB12G, Registration of Securities for Small Business Issuer filed July 11, 2002)
        3.3 Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).
        3.4 Amendment to Articles of Incorporation dated September 2009 (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).
        3.5 Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).
        31.1.     Rule 13a-14(a)/15d-14(a) Certification by the CEO of the
                  Registrant
        31.2.     Rule 13a-14(a)/15d-14(a) Certification by the CFO of the
                  Registrant
        32.1. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant
        32.2. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant