Form 10-K/A
period 2010-05-31
CYTODYN INC
filed 2011-08-05
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Colorado	75-3056237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

110 Crenshaw Lake Road, Lutz, Florida	33548
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (813) 527-6969

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,201,858 (as of November 30, 2010).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 30, 2010, the registrant had 20,942,296 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTODYN INC

FORM 10-K/A FOR THE YEAR ENDED MAY 31, 2010

THROUGHOUT THIS FILING, WE MAKE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “EXPECT,” “INTEND,” “PREDICT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “CONTINUE,” “COULD,” “MAY,” AND SIMILAR TERMS AND EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOWS. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE MARKET PENETRATION AND ATTRACT CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

PART I

Item 1.	Business.

Overview / Corporate History

CytoDyn Inc. is a Colorado corporation, with its principal business office at 1511 Third Street, Santa Fe, New Mexico, 87505; telephone: (505) 988-5520, facsimile: (800) 417-7252, and website address: www.cytodyn.com. We are a development stage biotechnology company (concept company) focused on discovering and developing a class of therapeutic monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection.

In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, we acquired assets related to our leading drug candidate, Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively.

Our Cytolin-related patents are for a murine (mouse) version of the drug. However, as discussed below in “Manufacturing and Source for Raw Materials”, the Company has contracted to develop a humanized version, which we believe is necessary for any future clinical trials. All of our research on Cytolin to date has utilized the current murine (mouse) version of the drug.

Research History of Cytolin(R) Compound

Allen D. Allen, the Chairman of our Board of Directors, has been researching treatments for HIV and Acquired Immune Deficiency Syndrome (“AIDS”) since 1987. He received the three United States patents along with foreign counterpart patents described above, now licensed to the Company, which cover the use of certain antibodies for treating patients with HIV. Our leading drug candidate, Cytolin, is part of a class of drugs called monoclonal antibodies or “targeted therapies”, which target specific antigens on a cell or pathogen. Cytolin is based on a monoclonal antibody that binds to the cellular adhesion molecule LFA-1.

In 1993, six HIV-infected patients were treated with Cytolin. Blood and skin tests of these patients suggested that the antibody might be producing improvements in the immune function of each patient. Based on the results of this pilot study, a compassionate use trial was initiated. In this study a relatively small number of physicians in the United States administered Cytolin to their HIV-infected patients over two years. As results from this initial use became available, other physicians obtained and administered Cytolin to their patients as well. Four of the doctors using Cytolin allowed CytoDyn’s predecessor to send in an independent Institutional Review Board to inspect the medical records of approximately 200 patients treated with Cytolin once or twice a month over 18 months. Data were recorded and summarized and formed part of the material presented to the FDA as an early indication of the safety and potential efficacy of Cytolin.

In 1996, the FDA approved a drug master file, designated BB-DMF#6836, for the manufacture of Cytolin at Vista Biologicals Corporation. CytoDyn of New Mexico, Inc. (a predecessor to the Company) and Vista Biologicals Corporation worked cooperatively to develop the drug master file. In accordance with the practice of the FDA, the drug master file was issued to and became the property of the entity with the capacity to manufacture the drug, in this case Vista Biologicals Corporation. By contract with Vista Biologicals Corporation, CytoDyn of New Mexico, Inc. had the exclusive right to reference the drug master file, that is, to authorize Vista Biologicals Corporation to manufacture Cytolin in accordance with the terms of the drug master file.

In 1996, the FDA also designated our investigational new drug application for Cytolin as BB-IND #6845, and subsequently approved a clinical trial. In 2002, Symbion Research International, a contract research organization, completed a Phase I a/b clinical trial of Cytolin (a Phase I trial includes the initial introduction of an investigational new drug or biologic into humans). The trial was sponsored by Amerimmune, Inc., the previous licensee of CytoDyn of New Mexico, Inc. but Symbion was never paid for its work. As a result, its work product became Symbion’s. We entered into a buy-sell agreement with Symbion to purchase the Phase Ia study data in 2004. The Phase Ia study, conducted in 13 subjects suffering from HIV/AIDS, found Cytolin to be safe and well tolerated. The initial safety study supported the safety and tolerability of the drug in these dose groups. Some of the data were presented as an abstract and poster session, entitled “Phase I Study of Anti-LFA-1 Monoclonal Antibody (Cytolin in Adults with HIV Infection)” at the 9th Conference on Retroviruses and Opportunistic Infections held in Seattle, Washington on February 24-28 2002 as well as the 16th International AIDS Conference held August 2006 in Toronto, Canada. The Company then went through a period of years where legal issues delayed the progress of this treatment.

Cytolin - Current Research

Under a Clinical Trial Agreement dated September 28, 2009 (the “Clinical Trial Agreement”), in exchange for a research grant by CytoDyn, Massachusetts General Hospital (MGH) in Boston, Massachusetts agreed to conduct an ex-vivo study of Cytolin in accordance with a study protocol entitled “An observational study to determine the in-vitro immunologic and virology activity of Cytolin” (the “Study”). In addition to providing financial support for the Study, CytoDyn agreed to provide MGH with supplies of Cytolin needed for the Study. Under the Clinical Trial Agreement, Eric S. Rosenberg, M.D. is designated as the Principal Investigator for the Study.

Human subjects were recruited for the Study from Dr. Rosenberg’s clinic. The Study enrolled 10 adults with early HIV infection and 10 healthy adults as the control arm, all of whom were required to participate for six months. None of the patients enrolled in the study received injections of Cytolin; rather they donated blood for examination of the effects of Cytolin on their peripheral blood mononuclear cells (“PBMCs”). In July, 2010, the enrollment is scheduled to close and the study is scheduled to begin. The Company expects the study to be completed by January 2011. The Study design and objectives are available to view at the government’s website at www.clinicaltrials.gov, ID NCT01048372. The public has online access to this federal database, which describes elements of clinical trials and their status. To review public records for the Study on the government’s website, enter “Cytolin” as the search term (case sensitive).

The Clinical Trial Agreement originally provided that the Company’s research grant commitment for the Study would total $316,755. In May 2010, the Company agreed to provide an additional $204,000 for the Study. The added funding is designed to enable the Principal Investigator to engage additional personnel for purposes of making Study data available by December 31, 2010. The Company accordingly expects that funding requirements for the Study will total approximately $550,000. The sum of $412,000 is due to be paid by November 30, 2010, with the remaining balance of $137,500 due in January 2011.

The Study is a science-intensive research study and is not intended to function as a registrational study (see “Registrational Clinical Trials Process” below). CytoDyn contemplates that the Study will be followed by a clinical trial that may or may not be conducted at MGH or with Dr. Rosenberg as the Principal Investigator. The Company’s intention is to either fund additional clinical trials and/or attempt to enter into a strategic alliance with a third party concerning its Cytolin(R) brand of S6F1 monoclonal antibodies. There is no assurance that the results of the Study will warrant further clinical trials, or that a strategic alliance for Cytolin will be available.

The Clinical Trial Agreement governs intellectual property rights that may result from the Study. Specifically, under the Clinical Trial Agreement, inventions and other patentable subject matter conceived or reduced to practice in the performance of the Study by Dr. Rosenberg, as Principal Investigator, or others acting at his direction (collectively, “MGH Investigators”) belong to MGH; patentable subject matter that is jointly invented by MGH Investigators and Company personnel is jointly owned. The Clinical Trial Agreement provides that, upon conception and reduction to practice, MGH Investigators will report and assign their inventions to MGH. MGH is then obligated to advise the Company of the reported invention and to discuss with the Company whether and where patent applications should be filed to protect the invention. Under the Clinical Trial Agreement, MGH controls the prosecution of patent applications. The Company is obligated to bear all costs (including attorney’s fees) associated with patent filings, including patent maintenance costs. If the Company does not provide such funding, MGH obtains the right to file and prosecute the invention at its own expense, and the right to license associated rights to other parties without obligation to the Company.

If the Company pays patent application filing costs, the Company obtains a three month period, commencing on the application filing date, to exercise an option to negotiate an exclusive license to all of MGH’s rights in the invention. If the Company exercises this option, the parties are provided a further three month period to negotiate a license agreement (the “Negotiation Period”). Under the Clinical Trial Agreement, the license agreement must contain terms that are standard for agreements between universities and industry, including reasonable royalties, time-limited due diligence provisions, and indemnification and insurance requirements. If, upon expiration of the Negotiation Period, the parties have failed to agree upon license terms as specified, then MGH obtains the right to license to others all of MGH’s rights in the invention, to the exclusion of the Company. In all instances, MGH reserves the right to use any invention for research, clinical and educational purposes.

The Clinical Trial Agreement also governs the parties’ rights in Study data and the results of the Study (“Study Data and Results”). MGH retains ownership of all Study Data and Results, and is obligated to provide the Company with a copy of such Study Data and Results. The Clinical Trial Agreement places limits on the Company’s ability to use Study Data and Results. Specifically, the Company is permitted to use Study Data and Results that disclose individually identifiable health information only for purposes of the Study or related studies that concern Cytolin or medical conditions / disease area that are the subject of the Study, however, the Company is permitted to use information that is not identifiable for any research and development purposes. These uses are further limited by the requirements that any such use comply with applicable law (including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)); and that the use is permitted by the informed consent form used with subjects in connection with the Study.

Why Cytolin is a Unique Treatment for Early HIV Infection

During the past decade, significant improvements in the antiviral “cocktails” used to treat HIV/AIDS have transformed this once fatal disease into a chronic, manageable condition. These drugs are the ingredients of Highly Active Antiretroviral Therapy (HAART), which has saved countless lives and is well tolerated by most patients, although all drugs have side effects.

The current standard of treatment allows for withholding antiviral drugs until the disease has progressed to the point where the drugs are required to maintain a patient’s health, typically a period of about five years from initial infection. A chief reason for withholding treatment during the early years of HIV infection is that antiviral drugs attack the virus directly. As a result, natural selection promotes the evolution of HIV into species that are resistant to those drugs. If antiviral drugs were prescribed too early, then the virus might become resistant to those drugs, rendering them ineffective, by the time they were necessary to maintain a patient’s health.

Cytolin is a monoclonal antibody administered by intravenous infusion and might expand the standard of treatment for HIV infection. In compassionate use involving hundreds of patients treated for about two years, who were also simultaneously given access to antiretroviral drugs Cytolin appeared to be well tolerated. Subsequent uncontrolled clinical trials showed that treatment also was associated with favorable results in selected markers of disease progression.

Cytolin binds to a cellular protein highly expressed on killer cells called cytotoxic T cells or CTLs. As first shown by Zarling, et al in 1990 (Journal of Immunology, vol. 144, page 2992), the ability of these killer T cells to indiscriminately destroy CD4 T cells was a trait thought to be unique to humans. It has been known since the beginning of the AIDS pandemic that a wholesale loss of CD4 T cells is the reason why individuals infected with HIV become susceptible to the opportunistic infections and cancers that characterize AIDS. Up until the 1990s when three independent studies proposed that the killer T cells might be contributing to the wholesale loss of CD4 T cells, the actual decline remained a mystery because the virus infects relatively few CD4 T cells. Cytolin was originally thought to act to prevent the wholesale destruction of helpful CD4 T cells by blocking the unwanted activity of an HIV-infected person’s own killer T cells.

Since that time, researchers have provided an alternate theory for the decline in CD4 T cells through a process of cellular suicide or cellular self-destruction called apoptosis. This process is initiated when the virus enters the target cells but does not complete its infectious cycle. In addition to CTLs, Cytolin also recognizes and binds to dendritic cells (DCs). These two types of immune cells are critical to the control of viral burden in HIV infected individuals. By binding to these cells, Cytolin appears to induce an antiviral activity that can impede infection of new cells and presumably lead to a reduction in viral burden. Since Cytolin targets a cellular protein, it potentially should not induce the expansion of resistant virus because its target protein is not under the genetic control of the virus. This is in contrast to the antiviral drugs that target viral proteins and thus allow for the generation of drug-resistant viruses. This unique mechanism of action opens the possibility that Cytolin could be administered early in the infection in order to delay the natural progression of the disease and, therefore, the time when antiviral drugs become necessary. If so, healthcare providers could treat individuals infected with HIV more quickly, rather than spending years just watching and waiting.

Monoclonal Antibodies

Cytolin is part of a class of drugs called monoclonal antibodies or “targeted therapies.” Monoclonal antibodies target specific antigens on a cell or pathogen. Advances in antibody production technologies, such as high productivity cell culture has enabled manufacturers to produce antibody products more cost-effectively than 20 years ago. Many monoclonal antibodies have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials. Other companies have monoclonal antibodies in clinical research to prevent or treat HIV/AIDS that are targeted towards the virus. Our monoclonal antibody is intended to treat HIV disease by targeting a cellular protein. The fact that this protein is highly expressed in killer T cells and DCs may allow Cytolin to act through some as yet to be discovered mechanism and indirectly or directly result in the suppression of viral replication, ultimately resulting in the sparing of CD4 T cells in humans infected with HIV.

Acquisition of Advanced Genetic Technologies, Inc.

On January 30, 2007, we acquired, from Utek Corp., our subsidiary Advanced Genetic Technologies, Inc., which holds the exclusive right to develop alternative antibodies that bind to the same cellular target as Cytolin. These two monoclonal antibodies were invented at Harvard University Medical School’s CBR Institute for Biomedical Research. The Company has not used these two antibodies in our research and development efforts to date but we intend to use these in future research and development efforts.

In exchange for $100,000 and seven years of prepaid license fees, the Company issued 100,000 shares of our preferred stock to Utek Corp., in exchange for 1,000 shares or 100% of Advanced Genetic Technologies, Inc., common stock. On July 2009, the preferred shares were converted into 2,356,142 shares of our common stock.

Manufacturing and Source for Raw Materials

We negotiated with a contract manufacturer, Vista Biologicals Corporation, to manufacture Cytolin suitable for use in our current ex vivo clinical trial of Cytolin at a cost of $565,000, all of which was paid by September 2008. We have also negotiated a contract with Vista Biologicals Corporation to manufacture a humanized version of Cytolin at a cost of $229,500, which the Company expects to be paid over the twelve (12) months beginning in March 2010. Although a murine (mouse) version of Cytolin was used for previous human experience that included approximately 200 patients treated for up to two years, as well as an encouraging uncontrolled Phase I(b)/II(a) study, and our current ex-vivo clinical trial, the Company understands that a fully-humanized version is necessary for the controlled clinical trials that are expected to follow the previous ones.

The Company expects to have its proprietary, fully-humanized version of Cytolin ready for bulk manufacturing in the second quarter of 2011.

Patents and Trademarks

We have a License Agreement with Allen D. Allen, the Chairman of our Board of Directors, that gives us the exclusive right to develop, market and profit from his technology worldwide. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. We estimate the costs associated with these issued patents to be approximately

$100,000 per year. The Company intends to file a new patent application covering its humanized version(s) of Cytolin during the next fiscal year if our research and development efforts warrant it.

Government Regulation

Regulation of Health Care Industry

The health care industry is highly regulated, and state and federal health care laws and regulations are applicable to certain aspects of our business. For example, there are federal and state health care laws and regulations that apply to the operation of clinical laboratories, the business relationships between health care providers and suppliers, the privacy and security of health information and the conduct of clinical research.

Regulation of Products

The design, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products is regulated by numerous third parties, including the FDA, foreign governments, independent standards auditors and our customers.

In the United States, biological products have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling, import, export and safety reporting. The exercise of broad regulatory powers by the FDA through its Center for Devices and Radiological Health and its Center for Biological Evaluation and Research continues to result in increases in the amounts of testing and documentation for FDA clearance of current and new biologic products. The FDA can ban certain biological products; detain or seize adulterated or misbranded biological products; order repair, replacement or refund of these products; and require notification of health professionals and others with regard to biological products that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act, the Safe Medical Device Act or the Public Health Service Act pertaining to biological products or initiate action for criminal prosecution of such violations.

The lengthy process of seeking drug approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

Regulation of Laboratory Operations

Clinical laboratories that perform laboratory testing (except for research purposes only) on human subjects are subject to regulation under Clinical Laboratory Improvement Amendments (“CLIA”). CLIA regulates clinical laboratories by requiring that the laboratory be certified by the federal government, licensed by the state and comply with various operational, personnel and quality requirements intended to ensure that clinical laboratory test results are accurate, reliable and timely. State law and regulations also apply to the operation of clinical laboratories.

State Governments

Most states in which we operate have regulations that parallel federal regulations. Most states conduct periodic unannounced inspections and require licensing under such state’s procedures. Our research and development activities and the manufacture and marketing of our products are and will be subject to rigorous regulations relating to product safety and efficacy by numerous governmental authorities in the United States and other countries.

Other Laws and Regulations

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

Environmental

We are subject to a variety of federal, state and local environmental protection measures. We believe that our operations comply in all material respects with applicable environmental laws and regulations. Our compliance with these regulations did not have during the past year and is not expected to have a material effect upon our capital expenditures, cash flows, earnings or competitive position.

Registrational Clinical Trials Process

Described below is the traditional registrational drug development track. Under the Company’s current business plan, much of this initial work may be sponsored and conducted by the MGH at some point in the future. Once these trials have been initiated, the Company could enter into a strategic alliance with a larger pharmaceutical company after development has progressed to a certain point. While there can be no guarantee that this will occur in our case, if it does, then our larger partner would usually be responsible for dealing with the FDA.

Phase I

Phase I includes the initial introduction of an investigational new drug or biologic into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in a small number of healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase I, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects are obtained to permit the design of well-controlled, scientifically valid, Phase II studies.

Phase II

Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase II studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people. In some cases, depending upon the need for a new drug, it may be licensed for sale in interstate commerce after a “pivotal” Phase II trial.

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

CytoDyn may attempt to enter into a strategic alliance with a pharmaceutical marketing company after completion of the current research or after completion of any subsequent clinical trials. There is no guarantee that a strategic alliance would be achieved after any of those trials.

Subsequently, CytoDyn may fund clinical trials using venture capital or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin if approved. In the former case, CytoDyn Inc., will need to provide a new batch of humanized product, which we estimate will cost approximately $500,000. The Company is conducting a private placement of common shares to secure the capital needed for the follow-up study. We cannot yet estimate the cost of a follow up study at this time or whether or not the private placement will be successful.

There are many factors that can delay clinical trial benchmarks. However, the Company hopes to receive the results and analysis of the upcoming clinical trial during 2011.

Benchmark	Some Factors That Can Cause Delays +
Patient Outreach	Manufacturing Delays Documentation Delays IRB Delays Delays in Regulatory Review or Approval Force Majeure

Dose First Patient	Fill and Finish Delays Slower Than Expected Patient Enrollment Force Majeure

Slower Than Expected Patient Enrollment
Lock Database - Begin Statistical	Clinical Hold
Analysis	Laboratory Error
Protocol Deviation
Force Majeure

Release Final Report	Additional Stratification Required Computer Hardware or Software Malfunction Force Majeure

+ There are other factors, known and unknown, such as unexpected financial hardships, that can cause delays.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. We will compete with other more established biotechnology companies which have greater financial resources than we have.

Our potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than we have. Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be developed by us, or that gain regulatory approval prior to our potential drugs. Worldwide, there are many antiviral drugs for treating HIV and AIDS. In seeking to manufacture, distribute and market the various potential drugs we intend to develop, we face competition from established pharmaceutical companies. All of our potential competitors in this field have considerably greater financial and personnel resources than we possess. We also expect that the number of our competitors and potential competitors will increase as more potential drugs receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing our potential drugs.

Research and Development Costs

Our sponsored research and development expenses were $328,775, $468,700, and $1,748,703 in fiscal 2010, fiscal 2009 and for the period October 28, 2003 through May 31, 2010, respectively. We expect that research and development expenses will increase as we seek to expand development of our current and future product pipeline.

Employees

We have four full time employees and a varying number of consultants engaged in management and product development. We are severely understaffed and will expand our employee force if we complete further financings. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.

Item 1A.	Risk Factors.

This item is not required for smaller reporting companies.

Item 2.	Properties.

Our principal offices are located at 1511 Third Street, Santa Fe, New Mexico 87505. We leased approximately 1,200 square feet for two years under a lease from September 1, 2008 until August 31, 2010 at $1,750 per month.

Item 3.	Legal Proceedings.

Pursuant to that certain amendment, dated April 27, 2009, to the second amended cross-complaint, the Company was added as a defendant to the lawsuit, styled Barry v. CytoDyn of New Mexico, Inc. (Case No. BC 362909), filed in the Superior Court of the State of California, Los Angeles County. The cross-complaint alleges that we breached an agreement for legal services and that we are indebted to its attorney in connection with such legal services. The cross-complaint seeks monetary damages in the amount of $16,318 or $21,318. We believe these claims are without merit and are responding appropriately to these claims and will continue to vigorously protect our interests.

As previously disclosed, the Company entered into a settlement agreement in December, 2008 with Rex H. Lewis, Maya LLC, and others, related to certain litigation with whereby the Company was both a defendant and a plaintiff. As part of the settlement agreement, the Company agreed to pay $50,000 in January 2009 and $25,000 on or before January 14, 2010 to the plaintiff. The Company paid the $50,000 in January 2009. The remaining $25,000 was unsecured and to accrue interest at 10.0 percent per annum. The Company paid $27,500 in January 2010. As of May 31, 2010, all amounts related to this litigation have been paid and settled.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Pink Sheets under the ticker symbol CYDY.

The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the Pink Sheets quotations system:

Price Range of Outstanding Common Stock

Year Ended May 31, 2010	High	Low
First Quarter Ended August 31, 2009	$0.70	$0.21

Second Quarter Ended November 30, 2009	$1.97	$0.50

Third Quarter Ended February 28, 2010	$2.06	$1.55

Fourth Quarter Ended May 31, 2010	$2.08	$1.30

Year Ended May 31, 2009
First Quarter Ended August 31, 2008	$1.00	$0.30

Second Quarter Ended November 30, 2008	$0.66	$0.35

Third Quarter Ended February 28, 2009	$0.49	$0.29

Fourth Quarter Ended May 31, 2009	$0.80	$0.25

Holders

The approximate number of record holders of our common stock on November 30, 2010 was 750. This includes shareholders that hold the shares in street name with Broker/Dealers.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Management’s current policy is to retain earnings, if any, for use in our operations and for expansion of the business.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of May 31, 2010.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,201,122	$1.58	3,398,878	(1)

Equity compensation plans not approved by security holders (2)	3,459,054	$1.23	0

Total	7,660,176	$1.42	3,398,878

(1)	As of May 31, 2010 we had 19,875,895 shares of common stock issued and outstanding; 3,398,878 shares currently reserved and available for future option grants under our 2004 Stock Incentive Plan.
(2)	Represents warrants issued by the Company (i) in connection with previous issuances of debt and previous private placements of the Company’s securities, and (ii) as consideration for certain consulting services provided to the Company, and also includes the issuance of options prior to the adoption of the 2004 Incentive Plan.

Recent Sales of Unregistered Securities

During the three months ended May 31, 2010, the Company issued 632,000 shares of common stock at $.50 per share, and realized cash proceeds of approximately $288,000. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 under the Act.

During the three months ended May 31, 2010 the Company issued 25,700 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling approximately $128,500. The Series B is convertible into ten shares of the Company’s common stock, with an effective fixed conversion price of $.50 per share. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Act and Rule 506 under the Act.

On June 25, 2009, the Company converted 100,000 shares of preferred stock held by UTEK Corp., into 2,356,142 shares of common stock, upon request by UTEK Corp. The Company originally issued 100,000 shares of preferred stock to UTEK Corp., in connection with the acquisition from UTEK Corp., of 100% of the common stock of Advanced Genetic Technologies, Inc. The preferred shares were convertible at the current average trading price for $1,300,000 worth of common shares, which was $0.62 per share. In connection with the issuance of the shares of common stock to UTEK Corp., the Company relied upon the exemption provided by Section 4(2) of the Act and Rule 506 under the Act. UTEK Corp., is an “accredited investor”, as such term is defined in Rule 501 of Regulation D.

In July 2009, the Company amended certain promissory notes into convertible notes that can be converted into shares of common stock. The notes had a fixed conversion price of $0.45 per share. In July 2009, the Company converted $146,456 of the notes and accrued interest into 325,458 shares of common stock. In connection with the issuance of the shares of common stock, the Company relied upon the exemption provided in Section 4(2) of the Act and Rule 506 under the Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1 to March 31	0	0	0	0
April 1 to April 30	0	0	0	0
May 1 to May 31	200,000	$0.50	0	0

Item 6.	Selected Financial Data.

This item is not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Results of operations for the year ended May 31, 2010 compared to May 31, 2009 are as follows:

For the years ended May 31, 2010 and 2009, we had no activities that produced revenues from operations.

For the year ended May 31, 2010, we had a net loss of approximately ($3,359,000) compared to a net loss of approximately $(1,306,000) for the corresponding period in 2009. For the year ended May 31, 2010 and 2009, we incurred operating expenses consisting primarily of stock-based compensation, consulting and salaries, research and development, and amortization.

The operating expenses for the years ended May 31, 2010 and 2009 are as follows:

	2010	2009

Stock-based compensation	$1,740,000	$628,000
Legal and accounting	209,000	123,000
Salaries and consulting	585,000	170,000
Research and development	329,000	469,000
Amortization	4,000	9,000
Other	429,000	203,000

Total	$3,296,000	$1,602,000

Stock-based compensation increased approximately $1,112,000 primarily due to a significant grant of options in the fourth quarter of fiscal year 2010. A significant amount of the grants had immediate vesting rights, which resulted in a significant increase in stock-based compensation in the fourth quarter of 2010. Legal and accounting expenses increased approximately $86,000 as we incurred increases in audit and accounting fees relative to our efforts to become current on our Exchange Act filings (e.g. the filings of our Form 10-Ks and 10-Qs), which was offset by a decrease in legal fees as our past litigation was settled in fiscal year 2009. Salary and consulting expenses increased approximately $415,000 in 2010 relative to 2009, as our operations increased with the our increases in cash proceeds from equity offerings, which allowed us to hire our Chief Operating Officer. Additionally, some of our employees converted from part time to full time during fiscal year 2010. The research and development expenses decreased approximately $140,000 from fiscal year 2010 to 2009. During 2009 we incurred significant expenditures related to the manufacturing of products used in our clinical trials that are currently in process. We expect research and development expenses to increase as our clinical trials progress.

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

During 2009, we recognized approximately $337,000 in other income related to the extinguishment of certain debt. Given our current operating environment, we determined that the extinguishment was not extraordinary, but is not included in our operating income. The extinguishment was due to the statute of limitations expiring on a contract that created the debt.

Rescission Liability

The Company has recorded rescission liabilities for May 31, 2010 and May 31, 2009 of $3,997,000 and $1,815,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-K/A, the Company is restating its previously issued financial statements for the above-mentioned periods to increase the Company’s current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount. See Footnote 3 of our Financial Statements on page 42 for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, the Company entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010 and May 31, 2009, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares and 300,000 common shares, respectively, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,180,000 and $171,000, respectively. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly decrease our Common Stock to reflect the associated placement offering costs. In addition, costs of $377,079 and $266,800, which were originally reflected as consulting fees and payroll costs during fiscal years 2010 and 2009, respectively, have been reclassified to

Placement Offering Costs, offsetting Common Stock, and to correspondingly reduce our loss and deficit for those years. With the filing of this Form 10-K/A, the Company is restating its previously issued financial statements for the periods of fiscal years ended May 31, 2010 and May 31, 2009, to increase the Company’s current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate decision on issues relating to the Contract, as referenced above, is still being evaluated by the Company. See Footnote 3 of our Financial Statements on page 42 for further information.

Liquidity and Capital Resources.

On May 31, 2010, we had negative working capital of ($4,831,000) as compared to a negative working capital of approximately ($2,205,000) on May 31, 2009.

Cash Flows

Net cash used in operating activities was approximately $1,769,000 during fiscal year 2010, which reflects an increase of approximately $749,000 from net cash used in operating activities of approximately $1,020,000 in 2009. The increase in the net cash used in operating activities for the above periods was primarily attributable to the following:

•

Our net cash flows used in operating activity losses increased approximately $749,000, with an increase in accounts payable, accrued interest payable, and accrued liabilities decreasing approximately $99,000.

The above increases were partially offset by the following:

•	Stock-based compensation increased approximately $1,112,000 from 2009 to 2010.

•	Debt extinguishment gain of approximately $337,000 in 2009.

There were no other significant changes in cash used in operating activities from 2009 to 2010.

There were no material changes in cash flows from investing activities from 2009 to 2010.

Cash flows provided by financing activities of approximately $2,208,000 during fiscal year 2010 increased approximately $1,006,000 from approximately $1,202,000 during 2009. The increase in cash provided by financing activities for the above periods was primarily attributable to the following:

•	Cash proceeds from the sale of Series B Convertible Stock increased approximately $2,009,000.

•	Proceeds from the sale of treasury stock increased approximately $559,000.

The above increases were partially offset by the following:

•	Proceeds from the sale of common stock decreased approximately $923,000 from 2009 to 2010.

•	Purchases of treasury stock increased approximately $436,000 from 2009 to 2010.

•	Payments related to equity offering costs increased approximately $182,000 from 2009 to 2010.

There were no other significant changes in cash provided by financing activities from 2009 to 2010.

As shown in the accompanying Financial Statements, for the year ended May 31, 2010 and 2009, and since October 28, 2003 through May 31, 2010 we incurred net losses of approximately $(3,360,000) and $(1,306,000) and $(11,639,000), respectively. As of May 31, 2010, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through May 31, 2010 we raised cash of approximately $4,950,000 (net of offering costs) through private placements of common and preferred stock financings and $1,537,000 through the issuance related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares.

Since October 28, 2003 through May 31, 2010, we have incurred approximately $1,749,000 of research and development costs and approximately $11,141,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of May 31, 2010, we had an accumulated deficit of approximately $13,241,000 and negative working capital of approximately $4,831,000.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future. We currently do not have any significant material commitments related to capital expenditures. As described above, we do have material commitments related to our current Study (as defined above) of our product with MGH, and our contracts with Vista Biologicals Corporation.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of May 31, 2010 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatments, obtain FDA approval, outsource manufacturing of the treatments, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings or licensing agreements to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

We estimated an amount that is a probable indicator of our rescission liability and will record rescission liabilities for May 31, 2010 and May 31, 2009 of $3,997,000 and $1,815,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-K/A, we are restating our previously issued financial statements for the above-mentioned periods to increase our current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount. See Footnote 3 of our Financial Statements on page 42 for further information.

The Company is evaluating its obligations under a seven year Personal Services Agreement dated August 4, 2008 (the “Contract”), with Nader Pourhassan pursuant to which compensation was paid or accrued in view of the subsequent determination that these payments violated applicable securities laws. Such violations gave rise to the Company’s rescission obligation reflected in the Financial Statements. It is unclear at this point whether the Company has any defenses to payment, whether the Company has any rights to recover payments made to Mr. Pourhassan or others at his direction or as contemplated in the Contract (including payments in the form of securities); or whether, even if the Company does have such rights, Mr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Mr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Mr. Pourhassan (and others under his direction).

The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010 and May 31, 2009, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares and 300,000 common shares, respectively, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,180,000 and $ 171,000, respectively. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly decrease our Common Stock to reflect the associated placement offering costs. In addition, costs of $377,079 and $266,800, which were originally reflected as consulting fees and payroll costs during fiscal years 2010 and 2009, respectively, have been reclassified to Placement Offering Costs, offsetting Common Stock, and to correspondingly reduce our loss and deficit for those years. With the filing of this Form 10-K/A, the Company is restating its previously issued financial statements for the periods of fiscal years ended May 31, 2010 and May 31, 2009, to increase the Company’s current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate obligations or rights under the Contract is still being evaluated by the Company. See Footnote 3 of our Financial Statements on page 42 for further information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CytoDyn Inc. (A Development Stage Company)

Lutz, Florida

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (a development stage company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period from October 28, 2003 through May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn Inc. as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from October 28, 2003 through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of ($3,359,865) for the year ended May 31, 2010 and has an accumulated deficit of ($13,240,606) from the date of inception through May 31, 2010, which raises a substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its financial statements as of May 31, 2010 and 2009 and for the periods then ended.

/s/ Pender Newkirk & Company LLP
Pender Newkirk & Company LLP Certified Public Accountants Tampa, Florida December 3, 2010 except for Note 3 and Note 11, for which the date is August 4, 2011

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	May 31,
	2010	2009
	(Restated)	(Restated)
Assets
Current assets:
Cash	$700,497	$265,520
Prepaid Insurance	12,127	—
Prepaid License Fees	7,500	7,500

Total current assets	720,124	273,020

Furniture and equipment, net	3,549	1,963

Intangible assets, net	—	161

Other assets	23,975	29,600

	$747,648	$304,744

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$178,956	$269,870
Accrued liabilities	15,209	49,424
Accrued stock incentive compensation	1,180,000	171,000
Short-term portion of commitment and contingencies	—	25,000
Indebtedness to related parties	153,985	—
Short-term portion of accrued interest payable	25,575	80,329
Short-term portion of notes payable	—	67,500
Stock rescission liability	3,997,000	1,815,000

Total current liabilities	5,550,725	2,478,123

Other liabilities:
Accrued salaries - related party	229,500	229,500
Notes payable - less current portion	—	70,500
Convertible notes payable, net	6,937	21,937
Indebtedness to related parties	—	190,985

Total liabilities	5,787,162	2,991,045

Shareholders’ (deficit):
Series A Convertible Preferred Stock; no par value; 5,000,000 shares authorized; -0- and 100,000 shares issued and outstanding at May 31, 2010 and 2009, respectively	—	167,500
Series B Convertible Preferred stock; no par value; 400,000 shares authorized; 400,000 and -0- shares issued and outstanding at May 31, 2010 and 2009, respectively	1,127,005	—
Common stock, no par value; 100,000,000 shares authorized; 20,075,895 and 16,221,315 shares issued and outstanding at May 31, 2010 and 2009, respectively	6,448,925	5,847,787
Additional paid-in capital	4,703,875	2,994,153
Common and preferred stock subject to rescission	(3,997,000)	(1,815,000)
Treasury Stock at cost; 200,000 and -0- shares held at May 31, 2010 and 2009, respectively	(100,000)	—
Additional paid-in capital - treasury stock	67,575	—
Prepaid stock services	(49,288)	—
Accumulated deficit on unrelated dormant Operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(11,638,694)	(8,278,829)

Total shareholders’ (deficit)	(5,039,514)	(2,686,301)

	$747,648	$304,744

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended May 31,		October 28, 2003 through May 31, 2010
	2010	2009
	(Restated)	(Restated)	(Restated)
Operating expenses:
General and administrative	$2,923,736	$1,024,973	$8,481,754
Amortization / depreciation	2,077	9,392	177,969
Research and development	328,775	468,700	1,748,703
Legal fees	41,795	99,385	732,569

Total operating expenses	3,296,383	1,602,450	11,140,995

Operating loss	(3,296,383)	(1,602,450)	(11,140,995)

Interest income	—	—	1,627
Extinguishment of debt	—	337,342	337,342
Interest expense:
Interest on convertible debt	(38,604)	—	(734,863)
Interest on notes payable	(24,878)	(40,896)	(101,805)

Loss before income taxes	(3,359,865)	(1,306,004)	(11,638,694)
Income tax provision	—	—	—

Net loss	$(3,359,865)	$(1,306,004)	$(11,638,694)

Convertible preferred Stock dividends	(6,000,000)	—	(6,000,000)

Net loss applicable to Common shareholders	$(9,359,865)	$(1,306,004)	$(17,638,694)

Basic and diluted loss per share applicable to common shareholders	$(0.49)	$(0.09)	$(1.52)

Basic and diluted weighted average common shares outstanding	18,999,234	14,210,631	11,641,851

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to Rescission
	Shares	Amount	Shares	Amount	APIC

Balance at October 28, 2003, following recapitalization	—	—	6,252,640	$1,425,334	$23,502	—

February through April 2004, sale of common stock less offering costs of $54,000 ($0.30 per share)	—	—	1,800,000	486,000	—	—

February 2004, shares issued to former officer as payment for working capital advance ($.30 per share)	—	—	16,667	5,000	—	—

Net loss at year ended May 31, 2004	—	—	—	—	—	—

Balance at May 31, 2004	—	—	8,069,307	1,916,334	23,502	—

July 2004, capital contribution by an officer	—	—	—	—	512	—

November 2004, common stock warrants granted	—	—	—	—	11,928	—

February 2005, capital contribution by an officer	—	—	—	—	5,000	—

Net loss at year ended May 31, 2005	—	—	—	—	—	—

Balance at May 31, 2005	—	—	8,069,307	1,916,334	40,942	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	APIC

Balance at October 28, 2003, following recapitalization	—	—	—	—	$(1,594,042)	—	$(145,206)

February through April 2004, sale of common stock less offering costs of $54,000 ($0.30 per share)	—	—	—	—	—	—	486,000

February 2004, shares issued to former officer as payment for working capital advance ($.30 per share)	—	—	—	—	—	—	5,000

Net loss at year ended May 31, 2004	—	—	—	—	(7,870)	(338,044)	(345,914)

Balance at May 31, 2004	—	—	—	—	(1,601,912)	(338,044)	(120)

July 2004, capital contribution by an officer	—	—	—	—	—	—	512

November 2004, common stock warrants granted	—	—	—	—	—	—	11,928

February 2005, capital contribution by an officer	—	—	—	—	—	—	5,000

Net loss at year ended May 31, 2005	—	—	—	—	—	(777,083)	(777,083)

Balance at May 31, 2005	—	—	—	—	(1,601,912)	(1,115,127)	(759,763)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to Rescission
	Shares	Amount	Shares	Amount	APIC

June through July 2005, sale of common stock less offering costs of $27,867 ($.75/share)	—	—	289,890	189,550	—	—

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	160,110	120,082	—	—

May 2006, common shares issued to extinguish convertible debt	—	—	350,000	437,500	—	—

November 2005, 94,500 warrants exercised ($.30/share)	—	—	94,500	28,350	—	—

January through April 2006, common shares issued for prepaid services	—	—	183,857	370,750	—	—

Amortization of prepaid stock services	—	—	—	—	—	—

January through June 2006, warrants issued with convertible debt	—	—	—	—	274,950	—

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	234,550	—

March through May 2006, stock options granted to consultants	—	—	—	—	687,726	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	APIC

June through July 2005, sale of common stock less offering costs of $27,867 ($.75/share)	—	—	—	—	—	—	189,550

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	—	—	—	—	120,082

May 2006, common shares issued to extinguish convertible debt	—	—	—	—	—	—	437,500

November 2005, 94,500 warrants exercised ($.30/share)	—	—	—	—	—	—	28,350

January through April 2006, common shares issued for prepaid services	—	—	—	(370,750)	—	—	—

Amortization of prepaid stock services	—	—	—	103,690	—	—	103,690

January through June 2006, warrants issued with convertible debt	—	—	—	—	—	—	274,950

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	—	—	234,550

March through May 2006, stock options granted to consultants	—	—	—	—	—	—	687,726

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subject to Rescission
March 2006, stock options issued to extinguish debt	—	—	—	—	86,341	—

Net loss at year ended May 31, 2006	—	—	—	—	—	—

Balance at May 31, 2006	—	—	9,147,664	3,062,566	1,324,509	—

Common stock issued to extinguish convertible debt	—	—	119,600	149,500	—	—

Common stock issued for AITI acquisition	—	—	2,000,000	934,399	—	—

Amortization of prepaid stock services	—	—	—	—	—	—

Common stock payable for prepaid services	—	—	—	—	120,000	—

Stock-based compensation	—	—	—	—	535,984	—

Warrants issued with convertible debt	—	—	—	—	92,500	—

Common stock issued for services	—	—	30,000	26,400	—	—

Preferred shares issued AGTI	100,000	167,500	—	—	—	—

Net loss, May 31, 2007	—	—	—	—	—	—

Balance at May 31, 2007	100,000	167,500	11,297,264	4,172,865	2,072,993	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	APIC
March 2006, stock options issued to extinguish debt	—	—	—	—	—	—	86,341

Net loss at year ended May 31, 2006	—	—	—	—	—	(2,053,944)	(2,053,944)

Balance at May 31, 2006	—	—	—	(267,060)	(1,601,912)	(3,169,071)	(650,968)

Common stock issued to extinguish convertible debt	—	—	—	—	—	—	149,500

Common stock issued for AITI acquisition	—	—	—	—	—	—	934,399

Amortization of prepaid stock services	—	—	—	267,060	—	—	267,060

Common stock payable for prepaid services	—	—	—	(106,521)	—	—	13,479

Stock-based compensation	—	—	—	—	—	—	535,984

Warrants issued with convertible debt	—	—	—	—	—	—	92,500

Common stock issued for services	—	—	—	—	—	—	26,400

Preferred shares issued AGTI	—	—	—	—	—	—	167,500

Net loss, May 31, 2007	—	—	—	—	—	(2,610,070)	(2,610,070)

Balance at May 31, 2007	—	—	—	(106,521)	(1,601,912)	(5,779,141)	(1,074,216)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Amount	Subject to Rescission
Amortization of prepaid stock for service	—	—	—	—	—	—

Stock based compensation	—	—	—	—	461,602	—

Common stock issued to extinguish convertible debt	—	—	750,000	75,000	—	—

Rescission of common stock issued for services	—	—	(142,857)	(100,000)	—	—

Original issue discount convertible debt with warrants	—	—	—	—	3,662	—

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	75,000	—

Stock issued for cash ($.50/share)	—	—	642,000	321,000	—	(321,000)

Net loss	—	—	—	—	—	—

Balance at May 31, 2008	100,000	$167,500	12,546,407	$4,468,865	$2,613,257	(321,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	APIC
Amortization of prepaid stock for service	—	—	—	106,521	—	—	106,521

Stock based compensation	—	—	—	—	—	—	461,602

Common stock issued to extinguish convertible debt	—	—	—	—	—	—	75,000

Rescission of common stock issued for services	—	—	—	—	—	—	(100,000)

Original issue discount convertible debt with warrants	—	—	—	—	—	—	3,662

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	—	75,000

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(1,193,684)	(1,193,684)

Balance at May 31, 2008	—	—	—	—	$(1,601,912)	$(6,972,825)	$(1,646,115)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subject to Rescission
Stock issued for cash ($.50/share) Less offering costs of $420,146	—	—	3,023,308	$1,073,854	—	(1,494,000)

Stock issued for services ($.50/share)	—	—	388,200	194,100	—	—

Stock issued for services ($.37/share)	—	—	150,000	55,500	—	—

Stock based compensation	—	—	—	—	371,996	—

Stock issued in payment of accounts payable, ($.50/share)	—	—	98,000	49,000	—	—

Stock issued for services ($.42/share)	—	—	15,400	6,468	—	—

Capital contribution	—	—	—	—	8,900	—

Net loss ended May 31, 2009	—	—	—	—	—	—

Balance at May 31, 2009	100,000	$167,500	16,221,315	$5,847,787	$2,994,153	$(1,815,000)

Stock issued for cash ($.50/share) less offering costs of $51,892	—	—	236,400	66,308	—	(118,200)

Stock issued for cash ($.50/share) less offering costs of $167,828	—	—	632,000	150,672	—	(318,500)

Stock issued for cash ($.50/share) less offering costs of $82,088	—	—	304,580	70,202	—	(152,290)

Conversion of debt to Common stock ($0.45/share)	—	—	325,458	146,456	—	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	APIC
Stock issued for cash ($.50/share) Less offering costs of $437,800	—	—	—	—	—	—	$(420,146)

Stock issued for services ($.50/share)	—	—	—	—	—	—	194,100

Stock issued for services ($.37/share)	—	—	—	—	—	—	55,500

Stock based compensation	—	—	—	—	—	—	371,996

Stock issued in payment of accounts payable, ($.50/share)	—	—	—	—	—	—	49,000

Stock issued for services ($.42/share)	—	—	—	—	—	—	6,468

Capital contribution	—	—	—	—	—	—	8,900

Net loss ended May 31, 2009	—	—	—	—	—	(1,306,004)	(1,306,004)

Balance at May 31, 2009	—	—	—	—	$(1,601,912)	$(8,278,829)	$(2,686,301)

Stock issued for cash ($.50/share) less offering costs of $51,892	—	—	—	—	—	—	(51,892)

Stock issued for cash ($.50/share) less offering costs of $167,828	—	—	—	—	—	—	(167,828)

Stock issued for cash ($.50/share) less offering costs of $82,088	—	—	—	—	—	—	(82,088)

Conversion of debt to Common stock ($0.45/share)	—	—	—	—	—	—	146,456

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Subject to Rescission
Conversion of preferred stock to common stock	(100,000)	(167,500)	2,356,142	167,500	—	—

Stock-based compensation	—	—	—	—	1,671,118	—

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	38,604	—

Expiration of Rescission Liabilities	—	—	—	—	—	975,200

Repurchase of common stock ($.28/share)	—	—	—	—	—	—

Repurchase of common stock ($.50/share) less offering costs of $121,609	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	(277,000)

Stock issued for services ($1.45/share)	—	—	—	—	—	—

Stock issued for cash ($.50/share) less offering costs of $152,317	—	—	—	—	—	(282,210)

Amortization of prepaid stock for services	—	—	—	—	—	—

Series B Convertible Preferred stock issued for cash ($5.00/share) less offering costs of $881,995	400,000	1,127,005	—	—	—	(2,009,000)

Net Loss, ended May 31, 2010	—	—	—	—	—	—

Balance at May 31, 2010	400,000	$1,127,005	20,075,895	6,448,925	$4,703,875	(3,997,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	APIC
Conversion of preferred stock to common stock	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,671,118

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	—	38,604

Expiration of Rescission Liabilities	—	—	—	—	—	—	975,200

Repurchase of common stock ($.28/share)	(1,200,000)	(336,000)	—	—	—	—	(336,000)

Repurchase of common stock ($.50/share)	(200,000)	(100,000)	—	—	—	—	(100,000)

Stock issued for cash ($.50/share) less offering costs of $121,609	550,000	154,000	1,391	—	—	—	(121,609)

Stock issued for services ($1.45/share)	81,580	22,842	95,449	(118,291)	—	—	—

Stock issued for cash ($.50/share) less offering costs of $152,317	568,420	159,158	(29,265)	—	—	—	(152,317)

Amortization of prepaid stock for services	—	—	—	69,003	—	—	69,003

Series B Convertible Preferred stock issued for cash ($5.00/share) less offering costs of $881,995	—	—	—	—	—	—	(881,995)

Net Loss, ended May 31, 2010	—	—	—	—	—	(3,359,865)	(3,359,865)

Balance at May 31, 2010	(200,000)	$(100,000)	$67,575	$(49,288)	$(1,601,912)	$(11,638,694)	$(5,039,514)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			October 28, 2003 through May 31, 2010
	Year Ended May 31,
	2010	2009
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(3,359,865)	$(1,306,004)	$(11,638,694)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	2,077	9,392	177,969
Amortization of original issue discount	38,604	1,010	717,202
Extinguishment of debt	—	(337,342)	(337,342)
Purchased in-process research and development	—	—	274,399
Stock-based compensation	1,740,121	628,064	4,534,021
Changes in current assets and liabilities:
Accrued legal settlement	(25,000)	—	—
Decrease in prepaid expenses	(12,127)	36,482	(19,627)
Increase in other assets	5,786	7,640	(23,975)
Increase in accounts payable, accrued	(158,927)	(59,447)	519,196

Interest and accrued liabilities
Net cash used in operating activities	(1,769,331)	(1,020,205)	(5,796,851)

Cash flows from investing activities:
Furniture and equipment purchases	(3,663)	(1,951)	(16,378)

	(3,663)	(1,951)	(16,378)

Cash flows from financing activities:
Capital contributions by executive	—	8,900	14,412
Proceeds from notes payable to related parties	3,000	—	705,649
Payments on notes payable to related parties	(40,000)	(44,513)	(160,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	(27,500)	(7,000)	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	588,990	1,511,654	3,179,061
Proceeds from Series B preferred stock	2,009,000	—	2,009,000
Purchase of treasury stock	(436,000)	—	(436,000)
Proceeds from sale of treasury stock	559,210	—	559,210
Payments for offering costs	(448,729)	(266,800)	(797,396)
Proceeds from issuance of stock for AITI acquisition	—	—	512,200
Proceeds from issuance of stock for AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	2,207,971	1,202,241	6,510,488

Net change in cash	434,977	180,085	697,259

Cash, beginning of period	265,520	85,435	3,238

Cash, end of period	$700,497	$265,520	$700,497

See accompanying notes to consolidated financial statements

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended May 31,		October 28, 2003 through May 31, 2010
	2010	2009
	(Restated)	(Restated)	(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$—	$—	$3,036

Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$125,500	$—	$245,582

Common stock issued for accrued interest payable	$20,956	—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$38,604	$—	$719,266

Common stock issued for preferred stock	$167,500	$—	$167,500

Treasury stock issued for prepaid services	$118,291	$—	$118,291

Common stock issued on payment of accounts payable	$—	$49,000	$49,000

Preferred and common stock subject to its rescission	$3,997,000	$1,815,000	$3,997,000

Accrued stock incentive	$1,180,000	$171,000	$1,180,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Organization

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation (“Rexray”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, we acquired assets related to our leading drug candidate, Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

The Company entered the development stage effective October 28, 2003 upon the reverse merger and recapitalization of the Company and follows Financial Standard Accounting Codification No. 915, Development Stage Entities.

Advanced Influenza Technologies, Inc. (“AITI”) was incorporated under the laws of Florida on June 9, 2006 pursuant to an acquisition during 2006. This entity was administratively dissolved on September 25, 2009.

Advanced Genetic Technologies, Inc. (“AGTI”) was incorporated under the laws of Florida on December 18, 2006 pursuant to an acquisition during 2006.

CytoDyn Inc., discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV and AIDS.

2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AITI and AIGI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of August 4, 2011 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain FDA approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for years ended May 31, 2010 and 2009, and for the period October 28, 2003 to May 31, 2010.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At May 31, 2010 and May 31, 2009, the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

Stock-Based Compensation

U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period). U.S. GAAP provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “modified retrospective” method requires that, beginning upon adoption, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the pro forma disclosures previously required under U.S. GAAP. The Company adopted the modified prospective method, and as a result, was not required to restate its financial results for prior periods. Prior to June 1, 2006, the Company recognized compensation expense to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for common stock options, and common stock warrants granted based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the options and warrants, risk-free interest rates, and expected dividend yield at the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company’s common stock at consistent intervals. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the “simplified method” as the Company’s stock options are “plain vanilla” options and the Company has a limited history of exercise data. For common stock options and warrants with graded vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight-line basis over the requisite service period.

U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of May 31, 2010 and May 31, 2009.

Stock for Services

The Company issues common stock and common stock options to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at May 31, 2010 or 2009 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2006.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3- Restatement of Consolidated Financial Statements

On March 11, 2011, on management’s recommendation, the Board of Directors of the Company concluded, and Pender Newkirk & Company LLP, the Company’s independent auditors agreed, that the Company’s financial statements for the period ending May 31, 2010 should no longer be relied upon and should be restated. The Company’s board of directors was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims against the Company, and the Company’s liability for these potential Claims is now being properly reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report of Form 8-K disclosing its receipt of an SEC letter of inquiry and request for voluntary Assistance in discovering information related to the Liability Disclosure. We are cooperating with the SEC to provide all information required by this inquiry.

Rescission rights for individual investors and subscribers vary, based upon the laws of the states in which the investors or subscribers reside. Investments and subscriptions that are subject to rescission are recorded separately in our financial statements from stockholders’ deficiency in the Company’s balance sheet. As the statute of limitations expire in the respective states, such amounts for those shares are reclassified to stockholders’ deficiency. Investors who have sold their shares of capital stock of the Company do not have rescission rights, but instead have claims for damages, to the extent their shares were sold at a net loss, which is determined by subtracting the purchase price plus statutory interest and costs (if any) from the sale price.

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company as of the date of filing this Form 10-K/A. These investor Claims could include approximately $5.1 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that are not currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course and is currently seeking to obtain a Letter of Credit to provide the Company the financial ability with respect to any potential Claims. As of the date of this Form 10-K/A, the Company has been notified by one Investor regarding such investor’s intent to seek rescission in the amount of $10,000.

The Company estimates an amount that is a probable indicator of the rescission liability and will record rescission liabilities for May 31, 2010 and May 31, 2009 of $3,997,000 and $1,815,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-K/A, the Company is restating its previously issued financial statements to increase the Company’s current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount.

The Company is considering methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for such investments during the period April 15, 2008 to February 18, 2011. The Company may commence a rescission offer to give each investor the opportunity to rescind or not rescind their investment (if not already sold) or subscription agreements or by certain shareholders between April 15, 2008 to February 18, 2011. Any rescission offer could address all or part of the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the investors covered by the rescission offer to rescind the underlying securities transactions and sell those back to the Company or recover funding provided with subscription agreements, as the case may be.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating its obligations under a seven year Personal Services Agreement dated August 4, 2008 (the “Contract”), with Nader Pourhassan pursuant to which compensation was paid or accrued in view of the subsequent determination that these payments violated applicable securities laws. Such violations gave rise to the Company’s rescission obligation reflected in these financial statements. It is unclear at this point whether the Company has any defenses to payment, whether the Company has any rights to recover payments made to Mr. Pourhassan or others at his direction or as contemplated in the Contract (including payments in the form of securities); or whether, even if the Company does have such rights, Mr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Mr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Mr. Pourhassan (and others under his direction).

The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010 and May 31, 2009, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares and 300,000 common shares, respectively, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,180,000 and $ 171,000, respectively. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly decrease our Common Stock to reflect the associated placement offering costs. In addition, costs of $377,079 and $266,800, which were originally reflected as consulting fees and payroll costs during fiscal years 2010 and 2009, respectively, have been reclassified to Placement Offering Costs, offsetting Common Stock, and to correspondingly reduce our loss and deficit for those years. With the filing of this Form 10-K/A, the Company is restating its previously issued financial statements for the periods of fiscal years ended May 31, 2010 and May 31, 2009, to increase the Company’s current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate obligations or rights under the Contract is still being evaluated by the Company.

The following schedule illustrates the effects on the account reclassifications relating to the above restatements as of May 31, 2010 and 2009 and October 28, 2003 through May 31, 2010:

	May 31, 2010	May 31, 2009	Oct 28, 2003 through May 31, 2010
Net (loss) applicable to common Shareholders, as previously reported	$(9,736,944)	$(1,572,804)	$(18,282,573)
Adjustments to general and Administrative expenses	(377,079)	(266,800)	(643,879)

Net (loss) applicable to common Shareholders, as restated	$(9,359,865)	$(1,306,004)	$(17,638,694)

Basic and diluted (loss) per share Applicable to common shareholders, As previously reported	$(.51)	$(.11)	$(1.57)

Basic and diluted (loss) per share Applicable to common shareholders, As restated	$(.49)	$(.09)	$(1.52)

Current liabilities, as previously reported	$373,725	$492,123

Stock rescission liability	3,997,000	1,815,000
Accrued stock incentive compensation	1,180,000	171,000

Current liabilities, as restated	$5,550,725	$2,478,123

Total liabilities, as previously reported	$610,162	$1,005,045

Stock rescission liability	3,997,000	1,815,000
Accrued stock incentive compensation	1,180,000	171,000

Total liabilities, as restated	$5,787,162	$2,991,045

Total stockholders’ equity (deficit) As previously reported	$137,486	$(700,301)

Common and preferred stock subject To rescission	(3,997,000)	(1,815,000)
Deferred offering costs	(1,823,879)	(437,800)
Deficit accumulated during the Development stage	643,879	266,800

Total stockholders’ (deficit) As restated	$(5,039,514)	$(2,686,301)

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - Stock Options and Warrants

The Company has one stock-based equity plan at May 31, 2010. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of May 31, 2009 the Company had 3,398,878 shares available for future stock option grants under the plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2010 and 2009:

	2010	2009

Risk free rate	1.67%	2.84%

Dividend yield	—	—
Volatility	125.0%	124.0%
Expected term	3 years	3 years

Net cash proceeds from the exercise of stock options and warrants were $0 and $0 for the periods ended May 31, 2010 and May 31, 2009, respectively and approximately $28,000 for the period October 28, 2003 to May 31, 2010.

Compensation expense related to stock options and warrants was approximately $1,671,000, and $372,000 for the periods ended May 31, 2010 and 2009, respectively. During 2010 and 2009, the Company granted 2,566,000 and 205,000 options to employees, consultants and directors, which were valued and recorded as compensation expense above. Additionally, the Company granted 118,200 and 1,649,754 of warrants in conjunction with the issuance of common stock. The warrants have an exercise price of $1.00 per share, immediate vesting, and expire five years from the date of grant.

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

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents stock option and warrants activity for the periods ended May 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options and warrants outstanding - May 31, 2008	3,227,222	1.30	6.52	143,000

Granted	1,854,754	.93	—	—
Exercised	—	—	—	—
Forfeited/expired/cancelled	(106,000)	—	—	—
Options and warrants outstanding - May 31, 2009	4,975,976	1.18	5.37	164,500
Granted	2,684,200	1.86	—	—

Exercised	—	—	—	—
Forfeited/expired/cancelled	—	—	—	—

Options and warrants outstanding May 31, 2010	7,660,176	1.42	5.41	2,761,129

Exercisable - May 31, 2010	6,063,824	1.30	5.76	2,726,162

5 - Stock issued for services and cash Treasury stock

During fiscal year 2010 the Company acquired 1,200,000 and 200,000 shares of common stock at $.28 and $.50 per share, respectively. The shares were included at cost as part of the Company’s treasury stock. During fiscal year 2010, the Company reissued 1,118,420 treasury shares at $.50 per share, and realized net cash proceeds of approximately $464,000, net of approximately $95,000 in offering costs. Additionally, the Company accrued approximately $179,000 in accrued stock compensation cost that was recorded as deferred offering costs (See Note 3). The excess proceeds received related to the reissuance of treasury stock at cost is included as treasury stock additional paid-in capital. As of May 31, 2010, approximately $67,575 is included in equity as treasury stock additional paid-in capital, with approximately $100,000 included as a contra-equity for treasury stock acquired at cost.

Additionally, during fiscal year 2010, the Company reissued 81,580 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company’s common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during fiscal year 2010, the Company recognized approximately $69,000 in consulting expense related to this consulting agreement.

Common stock

During the fiscal year 2010, the Company issued 1,172,980 shares of common stock at $.50 per share, and realized cash proceeds of approximately $475,000, net of approximately $114,000 in allocated direct costs. Additionally, the Company accrued approximately $188,000 in accrued stock compensation costs that were recorded as deferred offering costs (See Note 3). During fiscal year 2009, the Company recorded approximately $171,000 in compensation costs that were recorded as deferred offering costs.

Preferred stock

In June, 2009, an investor converted 100,000 shares of Series A Preferred stock into 2,356,142 shares of restricted common stock. At the commitment date, there was no beneficial conversion feature associated with the convertible preferred stock, and accordingly, no constructive dividend was recorded by the Company.

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $1,769,000, net of approximately $240,000 in offering costs. Additionally, the Company accrued approximately $642,000 in accrued stock compensation cost that were recorded as deferred offering costs (See Note 3). The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

6 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

7 - Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2010 and 2009, and for the period ended October 28, 2003 through May 31, 2009.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows for all periods presented:

Income tax provision at statutory rate	34.0%
State income taxes, net	3.5
Valuation allowance	(37.5)

0.0%

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2010 and 2009:

Deferred tax asset (liability) current:
Accrued salary and expenses	$97,000	$134,000
Warrant amortization	(800)	29,000
Valuation allowance	(96,200)	(163,000)

Deferred tax asset (liability) non-current	$0	$0

Net operating loss	$2,968,000	$2,158,000

Expense on non-qualified stock options and OID amortization	843,000	336,000
Other	26,500	3,000
Valuation allowance	$(3,837,500)	$(2,497,000)

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

At May 31, 2010, the Company had available net operating loss carryforwards of approximately $7,456,000 which expire beginning in 2022.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - Convertible Notes

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

9 - Commitments and Contingencies

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

10 - Related Party Transactions

A director provided legal services to the Company over the past several years. As of May 31, 2010 the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of May 31, 2010. As of May 31, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company, and a maturity date of six months from the issuance date. During fiscal year 2010, the Company made cash payments of $40,000 on the notes. As of May 31, 2010, the balance in the notes is $110,000. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has Classified the balance as short-term obligation as of May 31, 2010.

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

Patents

The Company has a License Agreement with Allen D. Allen, the Company’s President CEO and Chairman of the Board, that gives us the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, European Patent Nos. 0690725 and 1438970, Hong Kong Patent No. 1067958, Australian Patent No. 684074, Canadian Patent No. 2156495, as well as the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. The original licensee and predecessor to the Company, CytoDyn of New Mexico, Inc. granted Mr. Allen 25,000 shares of its common stock in exchange for the license under the license agreement. The Company estimates its costs associated with these issued patents to be approximately $100,000 per year. The Company intends to file a new patent application covering its humanized version(s) of Cytolin during the next fiscal year if our research and development efforts warrant it.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 - Subsequent Events

In September 2009, the Company entered into an agreement with Massachusetts General Hospital (MGH) to provide financial support for the purpose of conducting an ex-vivo study of the Company’s lead drug, Cytolin(R). This study is intended as a prelude to an in-vivo study. Costs are estimated at approximately $550,000 of which 75%, or $412,000, was paid to Massachusetts General Hospital by November 2010. During 2009 the Company agreed to provide an additional $204,000 to Massachusetts General Hospital for the current clinical trial of Cytolin(R). Additionally, per the agreement with MGH, the Company is obligated to pay an additional $137,000 by October 21, 2010. This amount is included in the cost above. This will enable the Principal Investigator to hire additional personnel in order to ensure that key data from the study will be available by December 31, 2010.

In July 2010, two of the Company’s executives forgave approximately $230,000 in accrued salaries that are included as “Accrued salaries - related party” at May 31, 2010.

In August 2010 the Company’s Board of Directors approved a private placement offering to sell 2,000,000 shares of the Company’s no par common stock to accredited investors at $1.00 per share. The Company has raised approximately $316,000 in cash related to this private placement.

In September 2010, the Company issued 25,000 stock options each to a director and a consultant at an exercise price of $1.20. The options expire in 2020.

On December 6, 2010 the Company issued 500,000 stock options to the newly elected Chief Executive Officer at an exercise price of $1.19. The options vest 25% upon first year anniversary and 6.25% vest each following quarter.

On May 24, 2011, the Company and The General Hospital Corporation, d/b/a/ Massachusetts General Hospital (“MGH”) entered into an amendment to their September 28, 2009 Clinical Trial Agreement to extend the original study entitled, “An observational study to determine the in-vitro immunologic and virology activity of Cytolin”. The Amendment enables MGH Principal Investigator Eric Rosenberg, M.D. to further explore his initial findings regarding the potential mechanism of action of Cytolin to treat HIV-positive adults. The Company has agreed to pay MGH the remaining unpaid balance of $291,590 of the total research grant of $865,375 over the next six months, at which point the Company currently anticipates the extended study will be complete, although there is not a contractual obligation to do so in that timeframe.

On June 22, 2011, the Company was notified by the Securities and Exchange Commission of certain inquiries regarding activities related to fund-raising activities of a certain Company officer. The Company is fully cooperating in responding to this inquiry. At this time, we are not able to estimate the results or costs associated with this inquiry.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2010 as a result of the material weakness in internal control over financial reporting discussed below.

Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2010 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company’s limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended May 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of May 31, 2010, the following persons acted as the Directors (or as a Director nominee) and Executive Officers of the Company.

Name	Age	Position(s)

Allen D. Allen	74	Chairman of the Board of Directors, President, Chief Executive Officer

Corinne Allen, CPA	43	Chief Financial Officer, Vice President and Secretary

Nader Z. Pourhassan, PhD.	47	Chief Operating Officer

Gregory A. Gould, CPA	44	Director

Ronald J. Tropp, Esq.	66	Director

George F. Dembow	77	Director

Jordan Naydenov	49	Director

Kenneth J. Van Ness	58	Director Nominee

Allen D. Allen. Mr. Allen has been Chairman of our Board and our President and Chief Executive Officer since October 2003. Before joining CytoDyn, he was the Chairman of the Board of Directors and Chief Executive Officer of CytoDyn of New Mexico, Inc., since its inception in 1994. From 1990 to 1994 he was a research associate with Olive View-UCLA Medical Center, where he collaborated and published with various medical professors original research on HIV, dermatology and general immunology and was the co-investigator on an autologous vaccine study. From 1986 to 1990 Mr. Allen was director of scientific affairs, Center for Viral Diseases, Northridge, California, where he conducted and published original research on a large cohort of patients with complex constellations of neuroimmunologic complaints. From 1971 to 1986 he was president of Algorithms, Incorporated where he conducted and published original research in the areas of artificial intelligence, perception, man and machine systems and societal engineering. Over the past thirty years, he has published numerous papers in the peer review science and medical journals. He has also served as an investigator on clinical research sponsored by major pharmaceutical companies, such as Ortho Biotech, Johnson & Johnson, and Sanofi-Winthrop. Mr. Allen patented the family of HIV/AIDS therapies licensed to CytoDyn. He is a member of the American Physical Society and the American Federation of Scientists, a life member of the Institute of Electrical and Electronics Engineers, and a founding member of the Editorial Board of Physics Essays. Mr. Allen received an Associates of Arts degree from the University of California at Berkeley in 1957 and attended the University of California at Los Angeles from 1957 to 1959. In 1953 he received a national ARS Student Award in aeronautics from the American Rocket Society (now the Institute of Aeronautics and Astronautics). Mr. Allen is the father of Corinne E. Allen, our Chief Financial Officer.

Corinne Allen, CPA. Ms. Allen has been an officer and/or director of the Company since October 2003. Ms. Allen resigned as a director in July 2009. Ms. Allen was our Chief Financial Officer from October 28, 2003 through May 2004. From 2004 until July 2009 Ms. Allen served as our Vice President of Business Development, at which time she was re-appointed Chief Financial Officer. Ms. Allen served as Secretary and Treasurer of CytoDyn of New Mexico, Inc. where she was also a Director from June 1994 to October 2003. Ms. Allen is a licensed Certified Public Accountant. From 1999 to 2003, Ms. Allen was employed as a Senior Manager at Deloitte & Touche in San Francisco, and, from 1992 to 1998 she was a CPA at Hallquist Jones P.C. She has over 24 years experience in the accounting industry. Ms. Allen received a B.S. in Business Administration from California State University Northridge with a specialty in Accounting Theory and Practice in 1992. She has been a Certified Public Accountant since January 1997. Ms. Allen is the daughter of Allen D. Allen, our Chairman and CEO. Ms. Allen is a member of the American Institute of Certified Public Accountants (AICPA).

Nader Z. Pourhassan, PhD. Dr. Pourhassan became the Company’s Chief Operating Officer in May 2008. Born in Tehran, Iran in 1963, Dr. Pourhassan immigrated to the United States in 1977 and became a U.S. citizen in 1991. He received his Bachelor of Science from Utah State University in 1985, his Masters of Science from Brigham Young University in 1990 and his PhD in Mechanical Engineering from the University of Utah in 1998. Prior to joining the Company from 2006 to 2008, Dr. Pourhassan was an instructor of Mechanical Engineering at The Center for Advanced Learning in Oregon, and from 2005 to 2006 was an instructor at Mount Hood Community College. Over the past twenty years, Dr. Pourhassan has also managed a family-owned export/import and manufacturing businesses.

Gregory A. Gould, CPA. Mr. Gould has been a Director since March 20, 2006 and a member of our Audit Committee and Compensation Committee since May 15, 2006. Mr. Gould has been the Chief Financial Officer and Treasurer of SeraCare Life Sciences, Inc. (“SeraCare”) since August 2006, and the Secretary of SeraCare since November 2006. From August 2005 to August 2006, Mr. Gould provided financial and accounting consulting services through his consulting company, Gould LLC. From April 2005 to August 2005, Mr. Gould served as the Chief Financial Officer and Senior Vice President of Integrated BioPharma, Inc., a life sciences company serving the pharmaceutical, biotechnology and nutraceutical markets. Prior to that, from February 2004 through January 2005, Mr. Gould served as the Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. From 1996 through October 2003, Mr. Gould served as Director of Finance and then as the Chief Financial Officer and Treasurer of Colorado MEDtech, a high tech software development, product design and manufacturing company. Mr. Gould holds a B.S. in Business Administration from the University of Colorado, Boulder and is a Certified Public Accountant in the State of Colorado. On March 22, 2006, prior to Mr. Gould’s appointment as an officer of SeraCare, SeraCare filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On February 21, 2007, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Plan of Reorganization became effective on May 17, 2007, on which date the provisions of the Plan of Reorganization became operative and the transactions contemplated by the Plan of Reorganization were consummated.

Ronald J. Tropp. Mr. Tropp was a Director of the Company from October, 2003 to January 31, 2006 and was reappointed in January 2007. He previously served as a director for CytoDyn of New Mexico, Inc. Mr. Tropp received his Bachelor of Arts degree from Swarthmore College 1965, and a Juris Doctorate from the University of Wisconsin - Madison in 1968. He is admitted to the practice of law in California and was previously admitted in Wisconsin and New York. He has practiced entertainment and transactional law for over 35 years and has been representing the Company and CytoDyn of New Mexico, Inc. since the fall of 1999. Previously, he served as corporate counsel and director for Pacific Coast Medical Enterprises, which owned five acute care hospitals in Southern California. He has been a sole practitioner of law since 1997.

George F. Dembow. Mr. Dembow has been a Director since February 2008. From 1972 to the present day, he started and built Arizona Natural Resources, Inc., a manufacturer and contractor of cosmetics, toiletries and candles. Mr. Dembow attended Cornell University in Ithaca, NY from 1950 to 1954 and graduated with a BS with an additional year credit toward an MBA. Mr. Dembow was a Fighter pilot in the U.S. Air Force from 1954 - 1957. He was employed by Fischbach and Moore, Inc., a world-wide electrical contractor traded on the New York Stock Exchange from 1958 to 1966, becoming a Vice-President in Washington, DC in 1963. Mr. Dembow was President and Co-Owner of Apache Airlines, Inc., a commuter airline operating from Phoenix, Arizona with scheduled service in Arizona, Nevada, Montana and North Dakota from 1966 to 1971.

Jordan Naydenov. Mr. Naydenov has been a Director of the Company since June 2009. Mr. Naydenov immigrated to the U.S. in 1982 from Bulgaria where he was a competitive gymnast. Mr. Naydenov purchased a gymnasium, Naydenov Gymnastics, which he parlayed into a successful business, and sold in 2005. Since 2001, he has served as the Vice President and a Director of Milara, Inc., since 2006 he has served as the Treasurer of Milara, Inc., and since 2006, he has served as a Director of Milara International. Milara Inc. and Milara International are leading providers of stencil and screen printing systems for the surface mount and semiconductor industries.

Kenneth J. Van Ness. Mr. Van Ness is a nominee to be a Director of the Company with a term beginning in June 2010. Prior to joining the Company, in the past decade he had focused as a merchant mortgage banker and investor. Currently he is managing director of Greenwood Hudson Portfolio LLC and of Technology Capital Services. These companies are comprised of investments in over 20 public companies. In addition to these companies, Mr. Van Ness has been a managing director of Hudson Pointe LLC, Debuel Development LLC, Grande Villas LLC and Grande Estates LLC since 2006, and Greenwood Management since 1997. During the past 25 years he has held various “C-level” positions (positions at the highest level of management), including as Chairman, Chief Executive Officer, Chief Operating Officer, and Managing Director, in both domestic and international public and private companies, including, without limitation, as Chief Operating Officer of International Division of Royal Resorts, Managing Director of Buena Vista Hospitality, Chairman and Chief Executive Officer of International Resort Services, Managing Director of Medallion Mortgage and Financial Services, Managing Director Bankers Financial, and Chief Marketing Officer of Lasergate Systems. His responsibilities combined senior management positions with profitability, marketing, operations, staff and investor relations oversight. Throughout his career he has participated in equity and debt transactions in excess of $500M. In addition, Mr. Van Ness provided consulting services to real estate investors with complex financial challenges. Mr. Van Ness received his Bachelor of Science degree from the University of Florida in 1973.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, Officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Nader Pourhassan and George Dembow have not filed reports on Form 3 - Initial Statement of Beneficial Ownership of Securities, as required under Section 16(a) of the Exchange Act. Each of the following persons has failed to file reports on Form 4 -Statement of Changes in Beneficial Ownership, or Form 5 - Annual Statement of Beneficial Ownership of Securities as required to be filed under Section 16(a) of the Exchange Act: Allen D. Allen, Corinne Allen, Nader Pourhassan, Gregory A. Gould, Ronald J. Tropp, George F. Dembow, Jordan Naydenov, Kenneth J. Van Ness. The forms will be filed as soon as practicable.

Code of Ethics

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer and Controller (or persons performing similar functions)), as well as a Code of Business Conduct and an Insider Trading Policy for the Company. These can all be found on our website at www.cytodyn.com under the Management tab.

Audit Committee

An Audit Committee Charter was adopted by the Board of Directors and became effective on June 1, 2007. Our Audit Committee Charter can be found on our website at www.cytodyn.com under the Management tab. The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Board of Directors resolved to establish an audit committee of the Board of Directors composed of Board members Gregory A. Gould, CPA, George F. Dembow and Ronald J. Tropp. One of the members of the audit committee, Mr. Gould, is a “financial expert” as defined in Regulation S-B Item 401(e)(1)(ii)(2), and he is the only independent member of the Audit Committee at this time. Mr. Dembow and Mr. Tropp, the other members of our Audit Committee are not independent. The Nasdaq Stock Market Rules (the “NASDAQ Rules”) state that the Audit Committee must have at least three members, each of whom is independent. As discussed in Item 13 “Certain Relationships and Related Transactions and Director Independence” below, the Company has outstanding indebtedness owed to Mr. Dembow in the form of interest-bearing promissory notes. The Board considered the indebtedness when evaluating Mr. Dembow’s independence, and determined that it constitutes a relationship, which, in the opinion of the Board, which would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. The Board previously believed Mr. Tropp to be independent; however the Board has since reevaluated the independence of Mr. Tropp based on outstanding legal service fees owed by the Company to Mr. Tropp, and the Board has determined that Mr. Tropp is not independent under the NASDAQ Rules. The Board is currently evaluating the composition of the Audit Committee and seeking additional or replacement members who meet the requirements of the NASDAQ Rules.

Item 11. Executive Compensation

The following table provides an overview of compensation that CytoDyn paid to the named Executive Officers for the fiscal years ended May 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)(4)(5)	Option Awards (f)(5)	All other Compensation (i)(6)	Total (j)

Allen D. Allen, President & CEO (1)	5/31/2009	60,500	—	—	—	—	60,500
	5/31/2010	200,000	27,250	—	426,000	2,063	655,313

Corinne Allen, CFO (2)	5/31/2009	8,000	—	—	—	—	8,000
	5/31/2010	150,000	41,533	—	426,000	1,500	619,033

Nader Z. Pourhassan, COO (3)	5/31/2009	175,000	—	80,500	—	—	255,500
	5/31/2010	200,000	50,800	—	426,000	—	676,800

(1)	As of February 2006, Mr. Allen’s annual salary of $150,000 was approved by Board of Directors. However, in the fiscal year ended May 31, 2009, Mr. Allen was actually only paid $60,500. In April 2010, Mr. Allen’s annual salary for $200,000 was approved by the Board of Directors to be paid semimonthly as cash is available. There is no Employment Agreement with Mr. Allen.
(2)	In February 2006 by the Board of Directors approved Ms. Allen’s annual salary of $100,000. However, in the fiscal year May 31, 2009, Ms. Allen was actually paid only $8,000. In April 2010, the Board of Directors increased Ms. Allen’s annual salary to $150,000 to be paid semimonthly as cash is available. There is no Employment Agreement with Ms. Allen.
(3)	Dr. Pourhassan entered into a personal services agreement with the Company in August 2008 for seven years. His annual base salary per his personal services agreement is $200,000 beginning June 1, 2008, and $200,000 in 2010. However, in fiscal year May 31, 2009, Mr. Pourhassan was actually paid only $175,000.
(4)	The figure reflected for Dr. Pourhassan does not include the stock awards or other monies paid to the individuals set forth in Dr. Pourhassan’s personal services agreement as disclosed in Footnote 3 of our Financial Statements.
(5)	Stock awards and option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as reflected and discussed under “Stock for Services” in the Notes to the Financial Statements.
(6)	The “All Other Compensation” column for fiscal 2010 includes the Company’s contributions to the CytoDyn Inc. 401(k) Profit Sharing Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable for each of our named executive officers as of May 31, 2010. Stock awards and option awards represent the grant date fair value of the awards pursuant to FASB Topic 718.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards								Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)		Number of securities underlying unexercised options (#) unexercisable (c)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)		Option expiration date (f)	Number of shares or units of stock that have not vested (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Allen D. Allen, President & CEO	385,416	(1)	289,584	(1)	—	$ $	0.72 - 2.95	2014 - 2017	—	—	—	—

Corinne Allen, CFO	385,416	(2)	289,584	(2)	—	$ $	0.72 - 2.95	2014 - 2017	—	—	—	—

Nader Z. Pourhassan, COO	33,333	(3)	266,667	(3)	—		$1.95	2014	—	—	—	—

(1)	Mr. Allen has options to purchase 675,000 shares of common stock. 385,416 have vested. 22,917 vest within 120 days, and 300,000 vest in equal monthly increments during the 36 month period ending January 2013. None have been exercised to date. 25,000 were granted in FYE 2006, 50,000 were granted in FYE 2007, 300,000 were granted in FYE 2008, and 300,000 were granted in FYE 2010.
(2)	Ms. Allen has options to purchase 675,000 shares of common stock. 385,416 have vested. 22,917 vest within 120 days, and 300,000 vest in equal monthly increments during the 36 month period ending January 2013. None have been exercised to date. 25,000 were granted in FYE 2006, 50,000 were granted in FYE 2007, 300,000 were granted in FYE 2008, and 300,000 were granted in FYE 2010.
(3)	Dr. Pourhassan has options to purchase 300,000 shares of common stock. 33,333 have vested. 266,667 vest in equal monthly increments during the 36 month period ending January 2013. None have been exercised to date. The options were granted in FYE 2010.

We know of no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to any named executive officer at, following, or in connection with the resignation, retirement or other termination of such executive officer, or a change in control of the Company, or a change in such executive officer’s responsibilities following a change in control.

Employee Pension, Profit Sharing or other Retirement Plans

Effective January 1, 2010, we adopted a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all of our employees. We match participant’s contributions in cash, not to exceed 3% of the participant’s total compensation. Other than this 401(k) Plan, we do not have any other defined benefit pension plan, profit sharing or other retirement plan.

Compensation of Directors

Our Directors receive compensation in the form of stock option grants. The Directors receive no cash compensation. Stock option grants to our Directors were as follows in 2010:

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total (h)

Ronald J. Tropp	—	—	$142,000	—	—	—	—

Gregory Gould, CPA	—	—	$177,500	—	—	—	—

George F. Dembow	—	—	$71,000	—	—	—	—

Jordan Naydenov	—	—	$106,500	—	—	—	—

Kenneth J. Van Ness (Director Nominee)	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of November 30, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Directors and Executive Officers as a Group.

Name And Address of Beneficial Owner (1)	Number of Shares		Percent of Total
Owners of more than 5%

C. David Callaham	1,215,190		5.48%

UTEK Corporation	1,628,142		7.21%
2109 Palm Avenue Tampa, Florida 33605

Directors and Executive Officers

Allen D. Allen, Chairman of the Board, Director, President and Chief Executive Officer	2,248,695	(2)	9.70%

Corinne Allen, Chief Financial Officer	1,892,204	(3)	8.29%

Nader Z. Pourhassan, Chief Operating Officer	430,000	(4)	2.01%

Gregory A. Gould, Director	146,667	(5)	0.70%

Ronald J. Tropp, Director	168,333	(6)	0.80%

George F. Dembow, Director	409,567	(7)	1.92%

Jordan Naydenov, Director	1,534,600	(8)	6.83%

Kenneth J. Van Ness, Director Nominee	2,665,374	(9)	11.29%

All Directors and Executive Officers as a Group	9,391,273		31.20%

(1)	Unless otherwise indicated, the business address of each Shareholder is c/o CytoDyn Inc., 1511 Third Street, Santa Fe, New Mexico 87505.
(2)	This number includes (i) 1,773,695 shares of common stock directly held by Mr. Allen, and (ii) 475,000 shares of common stock subject to purchase by Mr. Allen pursuant to currently exercisable options or options exercisable within 60 days after November 30, 2010.
(3)	This number includes (i) 1,417,204 shares of common stock directly held by Ms. Allen, and (ii) 475,000 shares of common stock subject to purchase by Ms. Allen pursuant to currently exercisable options or options exercisable within 60 days after November 30, 2010.
(4)

This number includes (i) 100,000 shares of common stock directly held by Dr. Pourhassan, (ii) 100,000 shares of common stock subject to purchase by Dr. Pourhassan pursuant to currently exercisable options or options exercisable within 60 days after November 30, 2010, and (iii)

230,000 shares of common stock held by Dr. Pourhassan’s spouse. It should be noted that the figures reflected above are inconsistent with the figures provided by Dr. Pourhassan in response to a director and officer questionnaire that was provided to him by the Company. The records of the Company’s transfer agent indicate that Dr. Pourhassan holds 370,000 shares directly and that 375,000 shares are held by his spouse.
(5)	This number includes (i) 5,000 shares of common stock directly held by Mr. Gould, and (ii) 141,667 shares of common stock subject to purchase by Mr. Gould pursuant to currently exercisable options or options exercisable within 60 days after November 30, 2010.
(6)	This number represents 168,333 shares of common stock subject to purchase by Mr. Tropp pursuant to currently exercisable options or options exercisable within 60 days after November 30, 2010.
(7)	This number includes 367,900 shares of common stock directly held by Mr. Dembow, and 41,667 shares of common stock subject to purchase by Mr. Dembow pursuant to currently exercisable options or options exercisable within 60 days after November 30, 2010.
(8)	This number includes (i) 606,400 shares of common stock directly held by Mr. Naydenov, (ii) 60,000 shares of Series B Preferred Stock held by Mr. Naydenov that are currently convertible into 600,000 shares of common stock, (iii) 328,200 shares of common stock subject to purchase by Mr. Naydenov pursuant to currently exercisable options or warrants or options exercisable within 60 days after November 30, 2010.
(9)	This number includes the following shares over which Mr. Van Ness has indirect voting and dispositive control: (i) 1,929,041 shares of common stock held in the name of Greenwood Hudson Portfolio, LLC, (ii) 728,000 shares of common stock held in the name of Technology Capital Services, LLC, and (iii) 8,333 shares of common stock subject to purchase by Mr. Van Ness pursuant to currently exercisable options or warrants or options exercisable within 60 days after November 30, 2010.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

See the table in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for our Equity Compensation Plan Information as of May 31, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions, Actual or Proposed, during the two years ended May 31, 2010

We propose to be, or during the last two years were, party to certain transactions involving amounts in excess of $120,000, in which our Directors (including Director nominees), Executive Officers, others hold more than 5% of any class of our securities, or their immediate family members, had or will have a material interest. The interested parties and transactions are described below.

In May and July 2007, we issued to George Dembow, a director of the Company, $150,000 in interest-bearing promissory notes. The notes bear interest at 14% per annum, are unsecured, and have no stated maturity date. As of May 31, 2010, the balance of the notes is $110,000, and is included as “Indebtedness to Related Parties” in the financial statements.

The Company has a License Agreement with Allen D. Allen, the Company’s President CEO and Chairman of the Board, that gives us the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, European Patent Nos. 0690725 and 1438970, Hong Kong Patent No. 1067958, Australian Patent No. 684074, Canadian Patent No. 2156495, as well as the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. The original licensee and predecessor to the Company, CytoDyn of New Mexico, Inc. granted Mr. Allen 25,000 shares of its common stock in exchange for the license under the license agreement. The Company estimates its costs associated with these issued patents to be approximately $100,000 per year.

Director Independence

In determining director independence, the Company uses the definition of independence set out in Rule 5605(a)(2) of The Nasdaq Stock Market Rules (the “NASDAQ Rules”). Rule 5605 (b) (1) of the NASDAQ Rules requires that a majority of the members of the Company’s Board of Directors be independent in that they are not an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that two of our directors, Gregory A. Gould, CPA, and Jordan Naydenov, meet the requirements of the NASDAQ Rules for the independence of directors. The Board does not currently have a majority of independent members. As discussed above, the Company has outstanding indebtedness owed to Mr. Dembow in the form of interest-bearing promissory notes. The Board considered the indebtedness when evaluating Mr. Dembow’s independence, and determined that it constitutes a relationship, which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. In evaluating Mr. Gould’s independence, the Company considered indebtedness in the amount of $9,000 owed by the Company to an educational fund benefitting Mr. Gould’s extended family, and determined that it did not constitute a relationship, which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. The Board previously believed Mr. Tropp to be independent; however the Board has since reevaluated the independence of Mr. Tropp based on outstanding legal service fees owed by the Company to Mr. Tropp, and the Board has determined that Mr. Tropp is not independent under the NASDAQ Rules. The Board is currently seeking additional or replacement members who meet the independence requirements of the NASDAQ Rules.

The NASDAQ Rules states that the Audit Committee must have at least three directors, each of whom is independent. Our Audit Committee consists of one independent director, Mr. Gould, and two directors that are not independent, Mr. Dembow and Mr. Tropp. The independent members of our Audit Committee also meet the additional independence and experience requirements of the SEC and the NASDAQ Rules applicable specifically to members of the Audit Committee. The NASDAQ Rules state that all members of the Compensation Committee must be independent, except under exceptional and limited circumstances. Our Compensation Committee consists of two independent directors, Mr. Gould and Mr. Naydenov and two directors that are not independent, Mr. Tropp and Mr. Dembow.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $148,000 and $129,000, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk & Company, were approximately $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for professional services rendered by our principal accounting firm, Pender Newkirk Company for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended May 31, 2010 and 2009 for all other professional services rendered by our principal accounting firm Pender Newkirk & Company were approximately $0 and $0, respectively.

Board of Directors Pre-Approval Process, Policies and Procedures

The Board of Directors resolved to establish an audit committee composed of Board members Gregory A. Gould, CPA, George F. Dembow and Ronald J. Tropp. The Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company’s principal accounting firm, Pender Newkirk and Company.

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

See the Consolidated Financial Statements starting on page 21.

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

CYTODYN INC.
(Registrant)

By:	/s/ Kenneth J. Van Ness
Name:	Kenneth J. Van Ness
Title:	President and CEO
Date:	August 4, 2011

EXHIBITS INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Rexray Articles of Incorporation shell company (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Bylaws of Corporation (incorporated by reference herein to Exhibit 3.2 filed with Form 10SB12G, Registration of Securities for Small Business Issuer filed July 11, 2002).

3.3	Amendment to the Articles of Incorporation changing company name from Rexray to CytoDyn Inc., and effective a one for two reverse split of its common shares (incorporated herein by reference to filed Exhibit 3.2 on Current Form 8-K filed November 12, 2003).

3.4	Amendment to Articles of Incorporation dated September 2009 designating CytoDyn Inc.’s preferred Series B non-voting shares sold in a private placement. (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.5	Amendment to Articles of Incorporation dated April 24, 2010 increasing the number of authorized shares to 100,000,000 (incorporated herein by reference to Exhibit 3.5 on Current Form 8-K filed April 29, 2010).

Plan of Acquisition

2.1	Acquisition Agreement for reverse merger acquisition of shell company by CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.1 with Current Form 8-K/A filed January 12, 2004).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.2 with Form 10-KSB, Annual Report for Small Business Issuers filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated herein by reference to Exhibit 10.6.1 filed with Form SB-2/A Registration of Securities for Small Business Issuer filed March 21, 2005).

10.3

Exclusive License Agreement between Advanced Genetic Technologies, Inc.

And The CBR Institute for Biomedical Research Inc. (incorporated herein by reference to Exhibit 10.2 filed with Current Form 8-K filed February 5, 2007).

10.4	Legal Settlement between CytoDyn of New Mexico Inc., Officers Allen D. Allen and Corinne Allen and CytoDyn Inc on the one hand and Maya LLC, Rex Lewis, and AIDS Research LLC on the other hand entered into December 2008. (Incorporated by reference to Exhibit 10.6 to Form 10-K filed March 12, 2010).

10.5	Statement of Work for Vista Biologicals Corporation to manufacture Cytolin(R), CytoDyn Inc.’s lead product to be used in human clinical trials entered into June 2008. (Incorporated by reference to Exhibit 10.7 to Form 10-K filed March 12, 2010).

10.6	Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into September 28, 2009 for conducting clinical trials using Cytolin (incorporated herein by reference to Exhibit 10.1 of CytoDyn Inc. Current Report on Form 8-K dated September 29, 2009).

10.7	Amendment Number 1 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into October 14, 2009.

10.8	Amendment Number 2 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 1, 2009.

10.9	Amendment Number 3 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into March 1, 2010.

10.10	CytoDyn Inc. 2004 Stock Incentive Plan.

10.11	CytoDyn Inc. 401(k) Profit Sharing Plan.

Other

21.1	Subsidiaries.

Consents of Experts and Counsel Certifications

31.1	Certification by CEO.

31.2	Certification by CFO.

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.