Form 10-Q/A
period 2010-08-31
CYTODYN INC
filed 2011-08-22
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(AMENDMENT No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1933

For the transition period from              to

Commission File Number: 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Colorado	75-3056237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

110 Crenshaw Lake Road, Lutz, Florida	33548
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (813) 527-6969

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On December 14, 2010, there were 20,952,296 shares outstanding of the registrant’s no par common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	August 31, 2010 (restated)	May 31, 2010 (restated)
Assets
Current Assets:
Cash	$411,848	$700,497
Prepaid insurance	17,141	12,127
Prepaid license fees	7,500	7,500

Total current assets	436,489	720,124

Furniture and equipment, net	6,480	3,549

Other Assets	22,100	23,975

	$465,069	$747,648

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$177,517	$178,956
Accrued liabilities	10,225	15,209
Accrued stock incentive compensation	1,180,000	1,180,000
Indebtedness to related parties - short-term portion	153,985	153,985
Accrued interest payable	14,328	25,575
Stock Rescission Liability	4,038,000	3,997,000

Total current liabilities	5,574,055	5,550,725

Long Term Liabilities
Accrued salaries - related party	—	229,500
Convertible notes payable, net	6,937	6,937

Total Liabilities	5,580,992	5,787,162

Shareholders’ (deficit):
Series B Convertible preferred stock; No par value; 400,000 share authorized; 374,000 and 400,000 shares issued and outstanding at August 31, 2010 and May 31, 2010, respectively	1,053,750	1,127,005

Common stock; no par value; 100,000,000 shares authorized; 20,401,895 and 20,075,895 shares outstanding at August 31, 2010 and May 31, 2010, respectively	6,542,380	6,448,925
Additional paid-in capital	5,166,643	4,703,875
Common and preferred stock subject to rescission	(4,038,000)	(3,997,000)
Treasury stock at cost, 200,000 shares held at August 31, 2010 and May 31, 2010, respectively	(100,000)	(100,000)
Additional paid-in capital-treasury stock	67,575	67,575
Prepaid stock services	(19,715)	(49,288)
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(12,186,644)	(11,638,694)

Total shareholders’ (deficit)	(5,115,923)	(5,039,514)

	$465,069	$747,648

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended,		October 28, 2003
	8/31/2010	8/31/2009	through 8/31/2010
	(Restated)	(Restated)	(Restated)
Operating expenses:
General and administrative	$511,630	$208,905	$8,993,384
Amortization / depreciation	549	585	178,518
Research and development	27,250	6,490	1,775,953
Legal fees	4,436	19,559	737,005

Total operating expenses	543,865	235,539	11,684,860

Operating loss	(543,865)	(235,539)	(11,684,860)

Interest income	—	—	1,627
Extinguishment of debt	—	—	337,342

Interest expense:
Interest on convertible debt	—	(38,604)	(734,863)
Interest on notes payable	(4,085)	(9,086)	(105,890)

Loss before income taxes	(547,950)	(283,229)	(12,186,644)
Income tax provision	—	—	—

Net loss	$(547,950)	$(283,229)	$(12,186,644)

Constructive preferred Stock dividends	—	—	(6,000,000)

Net loss applicable to Common shareholders	$(547,950)	$(283,229)	$(18,186,644)

Basic and diluted loss per share	$(.03)	$(0.02)	$(1.53)

Basic and diluted weighted average common shares outstanding	19,975,112	18,174,179	11,888,394

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to
	Shares	Amount	Shares	Amount	APIC	Rescission
Balance at October 28, 2003, following recapitalization	—	—	6,252,640	$1,425,334	23,502	—

February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	1,800,000	486,000	—	—

February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	16,667	5,000	—	—
Net loss at year ended May 31, 2004	—	—	—	—	—	—

Balance at May 31, 2004	—	—	8,069,307	1,916,334	23,502	—

July 2004, capital contribution by an officer —	—	—	—	—	512	—

November 2004, common stock warrants granted	—	—	—	—	11,298	—

February 2005, capital contribution by an officer	—	—	—	—	5,000	—

Net loss at year ended May 31, 2005	—	—	—	—	—	—

Balance at May 31, 2005	—	—	8,069,307	1,916,334	40,942	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Additional Paid-in Capital	Accumulated Deficit	Accumulated During Development Stage	Total
Balance at October 28, 2003, following recapitalization	—	—	—	$(1,594,042)	—	$(145,206)

February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	—	—	—	486,000

February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	—	—	—	5,000

Net loss at year ended May 31, 2004	—	—	—	(7,870)	(338,044)	(345,914)

Balance at May 31, 2004	—	—	—	(1,601,912)	(338,044)	(120)

July 2004, capital contribution by an officer	—	—	—	—	—	512

November 2004, common stock warrants granted	—	—	—	—	—	11,928
February 2005, capital contribution by an officer	—	—	—	—	—	5,000

Net loss at year ended May 31, 2005	—	—	—	—	(777,083)	(777,083)

Balance at May 31, 2005	—	—	—	(1,601,912)	(1,115,127)	(759,763)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

June through July 2005, sale of common stock less offering costs of $27,867 ($.75/share)	—	—	289,890	189,550	—	—

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	160,110	120,082	—	—

May 2006, common shares issued to extinguish convertible debt	—	—	350,000	437,500	—	—

November 2005, 94,500 warrants exercised ($.30/share)	—	—	94,500	28,350	—	—

January through April 2006, common shares issued for prepaid services	—	—	183,857	370,750	—	—

Amortization of prepaid stock services		—	—	—	—	—

January through June 2006, warrants issued with convertible debt	—	—	—	—	274,950	—

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	234,550	—

March through May 2006, stock options granted to consultants	—	—	—	—	687,726	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Additional Paid-in Capital	Accumulated Deficit	Accumulated During Development Stage	Total
June through July 2005, sale of common stock less offering costs of $27,867 ($.75/share)	—	—	—	—	—	189,550

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	—	—	—	120,082

May 2006, common shares issued to extinguish convertible debt -	—	—	—	—	—	437,500

November 2005, 94,500 warrants exercised ($.30/share)	—	—	—	—	—	28,350

January through April 2006, common shares issued for prepaid services	—	(370,750)	—	—	—	—

Amortization of prepaid stock services		103,690	—	—	—	103,690

January through June 2006, warrants issued with convertible debt	—	—	—	—	—	274,950

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	—	234,550

March through May 2006, stock options granted to consultants	—	—	—	—	—	687,726

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to
	Shares	Amount	Shares	Amount	APIC	Rescission
March 2006, stock options issued to extinguish debt	—	—	—	—	86,341	—

Net loss at year ended May 31, 2006	—	—	—	—	—	—

Balance at May 31, 2006	—	—	9,147,664	3,062,566	1,324,509	—

Common stock issued to extinguish convertible debt	—	—	119,600	149,500	—	—

Common stock issued for AITI acquisition	—	—	2,000,000	934,399	—	—

Amortization of prepaid stock services	—	—	—	—	—	—

Common stock payable for prepaid services	—	—	—	—	120,000	—

Stock-based compensation	—	—	—	—	535,984	—

Warrants issued with convertible debt	—	—	—	—	92,500	—

Common stock issued for services	—	—	30,000	26,400	—	—

Preferred shares issued AGTI	100,000	167,500	—	—	—	—

Net loss, May 31, 2007	—	—	—	—	—	—

Balance at May 31, 2007	100,000	167,500	11,297,264	4,172,865	2,072,993	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Additional Paid-in Capital	Accumulated Deficit	Accumulated During Stage Development	Total

March 2006, stock options issued to extinguish debt	—	—	—	—	—	86,341

Net loss at year ended May 31, 2006	—	—	—	—	(2,053,944)	(2,053,944)

Balance at May 31, 2006	—	(267,060)	—	(1,601,912)	(3,169,071)	(650,968)

Common stock issued to extinguish convertible debt	—	—	—	—	—	149,500

Common stock issued for AITI acquisition	—	—	—	—	—	934,399

Amortization of prepaid stock services	—	267,060	—	—	—	267,060

Common stock payable for prepaid services	—	(106,521)	—	—	—	13,479

Stock-based compensation	—	—	—	—	—	535,984

Warrants issued with convertible debt	—	—	—	—	—	92,500

Common stock issued for services	—	—	—	—	—	26,400

Preferred shares issued AGTI	—	—	—	—	—	167,500

Net loss, May 31, 2007	—	—	—	—	(2,610,070)	(2,610,070)

Balance at May 31, 2007	—	(106,521)	—	(1,601,912)	(5,779,141)	(1,074,216)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to
	Shares	Amount	Shares	Amount	APIC	Rescission
Amortization of prepaid stock for services	—	—	—	—	—	—

Stock based compensation	—	—	—	—	461,602	—

Common stock issued to extinguish convertible debt	—	—	750,000	75,000	—	—

Rescission of common stock issued for services	—	—	(142,857)	(100,000)	—	—

Original issue discount convertible debt with warrants	—	—	—	—	3,662	—

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	75,000	—

Stock issued for cash ($.50/share)	—	—	642,000	321,000	—	(321,000)

Net loss	—	—	—	—	—	—

Balance at May 31, 2008	100,000	$167,500	12,546,407	$4,468,865	$2,613,257	(321,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Additional Paid-in Capital	Accumulated Deficit	Accumulated During Stage Development	Total
Amortization of prepaid stock for services	—	106,521	—	—	—	106,521

Stock based compensation	—	—	—	—	—	461,602

Common stock issued to extinguish convertible debt	—	—	—	—	—	75,000

Rescission of common stock issued for services	—	—	—	—	—	(100,000)

Original issue discount convertible debt with warrants	—	—	—	—	—	3,662

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	75,000

Stock issued for cash ($.50/share)	—	—	—	—	—	—

Net loss	—	—	—	—	(1,193,684)	(1,193,684)

Balance at May 31, 2008	—	—	—	$(1,601,912)	$(6,972,825)	$(1,646,115)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to
	Shares	Amount	Shares	Amount	APIC	Rescission
Stock issued for cash ($.50/share) less offering costs of $420,146	—	—	3,023,308	$1,073,854	—	(1,494,000)

Stock issued for services ($.50/share)	—	—	388,200	194,100	—	—

Stock issued for services ($.37/share)	—	—	150,000	55,500	—	—

Stock based compensation	—	—	—	—	371,996	—

Stock issued in payment of accounts payable, ($.50/share)	—	—	98,000	49,000	—	—

Stock issued for services ($.42/share)	—	—	15,400	6,468	—	—

Capital contribution	—	—	—	—	8,900	—

Net loss ended May 31, 2009	—	—	—	—	—	—

Balance at May 31, 2009	100,000	$167,500	16,221,315	$5,847,787	$2,994,153	$(1,815,000)

Stock issued for cash ($.50/share) less offering costs of $51,892	—	—	236,400	66,308	—	(118,200)

Stock issued for cash ($.50/share) less offering Costs of $167,828	—	—	632,000	150,672	—	(318,500)

Stock issued for cash ($.50/share) less offering Costs of $82,088	—	—	304,580	70,202	—	(152,290)

Conversion of debt to Common stock ($.45/share)	—	—	325,458	146,456	—	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Treasury Stock			Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

	Shares	Amount	APIC

Stock issued for cash ($.50/share) less offering costs of $420,146	—	—	—	—	—	—	$(420,146)

Stock issued for services ($.50/share)	—	—	—	—	—	—	194,100

Stock issued for services ($.37/share)	—	—	—	—	—	—	55,500

Stock based compensation	—	—	—	—	—	—	371,996

Stock issued in payment Of accounts payable, ($.50/share)	—	—	—	—	—	—	49,000

Stock issued for services ($.42/share)	—	—	—	—	—	—	6,468

Capital contribution	—	—	—	—	—	—	8,900

Net loss ended May 31, 2009	—	—	—	—	—	(1,306,004)	(1,306,004)

Balance at May 31, 2009	—	—	—	—	$(1,601,912)	$(8,278,829)	$(2,686,301)

Stock issued for cash ($.50/share) less offering costs of $51,892	—	—	—	—	—	—	(51,892)

Stock issued for cash ($.50/share) less offering Costs of $167,828	—	—	—	—	—	—	(167,828)

Stock issued for cash ($.50/share) less offering Costs of $82,088	—	—	—	—	—	—	(82,088)

Conversion of debt to Common stock ($.45/share)	—	—	—	—	—	—	146,456

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock			Subject to
	Shares	Amount	Shares	Amount	APIC	Rescission
Conversion of preferred stock to common stock	(100,000)	(167,500)	2,356,142	167,500	—	—

Stock-based compensation	—	—	—	—	1,671,118	—

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	38,604	—

Expiration of rescission liabilities	—	—	—	—	—	975,200

Repurchase of common stock ($.28/share)	—	—	—	—	—	—

Repurchase of common stock ($.50/share) less offering costs of $121,609	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	(277,000)

Stock issued for services ($1.45/share)	—	—	—	—	—	—

Stock issued for cash ($.50/share) less offering costs of $152,317	—	—	—	—	—	(282,210)

Amortization of prepaid stock for services	—	—	—	—	—	—

Series B Convertible Preferred stock issued for cash ($5.00/share) less offering costs of $881,995	400,000	1,127,005	—	—	—	(2,009,000)

Net Loss, ended May 31, 2010	—	—	—	—	—	—

Balance at May 31, 2010	400,000	$1,127,005	20,075,895	6,448,925	$4,703,875	(3,997,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

						Deficit Accumulated
	Treasury Stock			Stock for		During
				Prepaid	Accumulated	Development
	Shares	Amount	APIC	Services	Deficit	Stage	Total

Conversion of preferred Stock to common stock	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,671,118

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	—	38,604

Expiration of rescission liabilities	—	—	—	—	—	—	975,200

Repurchase of common stock ($.28/share)	(1,200,000)	(336,000)	—	—	—	—	(336,000)

Repurchase of common stock ($.50/share)	(200,000)	(100,000)	—	—	—	—	(100,000)

Stock issued for cash ($.50/share) less offering costs of $121,609	550,000	154,000	1,391	—	—	—	(121,609)

Stock issued for services ($1.45/share)	81,580	22,842	95,449	(118,291)	—	—	—

Stock issued for cash ($.50/per share) less offering costs of $152,317	568,420	159,158	(29,265)	—	—	—	(152,317)

Amortization of prepaid stock for services	—	—	—	69,003	—	—	69,003

Series B Convertible Preferred stock issued for cash ($5.00/share) less offering costs of $881,995	—	—	—	—	—	—	(881,995)

Net Loss, ended May 31, 2010	—	—	—	—	—	(3,359,865)	(3,359,865)

Balance at May 31, 2010	(200,000)	$(100,000)	$67,575	$(49,288)	$(1,601,912)	$(11,638,694)	$(5,039,514)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through August 31, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In	Rescission
	Shares	Amount	Shares	Amount	Capital	Amount
Amortization of prepaid Stock for services	—	—	—	—	—	—

Series B Convertible Preferred stock issued For cash ($5.00/share) (less offering cost of $881,995)	400,000	1,127,005	—	—	—	—

Net Loss, ended May 31, 2010	—	—	—	—	—	—

Balance at May 31, 2010	400,000	$1,127,005	20,075,895	$6,448,925	$4,703,875	$(3,997,000)

Conversion of Series B Convertible Preferred Stock to Common Stock (conversion price $2.817/per share) (unaudited)	(26,000)	(73,255)	260,000	73,255	—	—

Stock issued for cash ($1.00/share) (less offering cost of $45,800) (unaudited)	—	—	66,000	20,200	—	(41,000)

Stock-based compensation (unaudited)	—	—	—	—	233,268	—

Capital contribution (unaudited)	—	—	—	—	229,500	—

Balance at August 31, 2010	374,000	$1,053,750	20,401,895	$6,542,380	(5,166,643)	$(4,038,000)

	Treasury Stock		Treasury Stock	Stock for Prepaid	Accumulated	Accumulated During Stage
	Shares	Amount	APIC	Services	Deficit	Development	Total
Amortization of prepaid Stock for services	—	—	—	69,003	—	—	69,003

Series B Convertible Preferred stock issued For cash ($5.00/share)	—	—	—	—	—	—	1,127,005

Net Loss, ended May 31, 2010	—	—	—	—	—	—	—

Balance at May 31, 2010	(200,000)	$(100,00)	$67,575	$(49,288)	$(1,601,912)	$(11,638,694)	$(5,039,514)

Conversion of Series B Convertible Preferred Stock to Common Stock (unaudited)	—	—	—	—	—	—	—

Stock issued for cash ($1.00/share) (unaudited)	—	—	—	—	—	—	(20,800)

Stock-based compensation (unaudited)	—	—	—	—	—	—	233,268

Capital contribution (unaudited)	—	—	—	—	—	—	229,500

Amortization of prepaid Stock for services (unaudited)	—	—	—	29,573	—	—	29,573

Net Loss, ended August 31, 2010 (unaudited)	—	—	—	—	—	(547,950)	(547,950)

Balance at August 31, 2010	(200,000)	$(100,000)	$67,575	$(19,715)	$(1,601,912)	$(12,186,644)	$5,115,923

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	8/31/2010 (Restated)	8/31/2009 (Restated)	October 28, 2003 through 8/31/2010 (Restated)
Cash flows from operating activities
Net loss	$(547,950)	$(283,229)	(12,186,644)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	549	585	178,518
Amortization of original issue discount	—	38,604	717,202
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation	262,841	78,171	4,796,862
Changes in current assets and liabilities:
Prepaid expenses	(5,014)	(7,933)	(24,641)
Other assets	1,875	1,875	(22,100)
Accounts payable, accrued interest and accrued liabilities	(17,670)	(74,890)	501,526

Net cash used in operating activities	(305,369)	(246,817)	(6,102,220)

Cash flows from investing activities:
Furniture and equipment purchases	(3,480)	(2,002)	(19,858)

Net cash used in investing activities	(3,480)	(2,002)	(19,858)

Cash flows from financing activities:
Capital contributions by president	—	—	14,412
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	—	—	(160,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	66,000	118,200	3,245,061
Proceeds from Series B preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Payments for offering costs	(45,800)	(40,000)	(843,196)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	20,200	78,200	6,530,688

Net change in cash	(288,649)	(170,619)	408,610

Cash, beginning of period	700,497	265,520	3,238

Cash, end of period	$411,848	$94,901	411,848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—

Interest	$15,400	$—	18,436

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended 2003
	8/31/2010 (Restated)	8/31/2009 (Restated)	October 28, 2003 through 8/31/2010 (Restated)

Non-cash investing and financing transactions: Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	—	—	7,542

Common stock issued to former officer to repay working capital advance	—	—	5,000

Common stock issued for convertible debt	—	—	662,000

Common stock issued for debt	—	125,500	245,582

Common stock issued for accrued interest payable	—	20,956	20,956

Accrued salaries related party contributed as capital	229,500	—	229,500

Common stock issued on payment of accounts payable	—	—	49,000

Options to purchase common stock issued for debt	—	—	62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt	—	38,604	719,266

Common stock issued for preferred stock	—	167,500	167,500

Treasury stock issued for prepaid services	—	—	118,291

Common stock issued for preferred stock	73,255	—	73,255

Preferred and common stock subject to rescission	$41,000	$1,671,000	$4,038,000

Accrued stock incentive	$—	$171,000	$1,180,000

See accompanying notes to condensed consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2010

(UNAUDITED)

1 - Organization:

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation (“Rexray”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, the Company acquired assets related to our leading drug candidate, Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. The Company also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. As consideration for the intellectual property and trademarks the Company paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

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

2 - Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2010 and 2009 and notes thereto in the Company’s annual report on Form 10-K/A for the year ended May 31, 2010, filed with the Securities and Exchange Commission on August 5, 2011. Operating results for the three months ended August 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2010 and 2009 and the period October 28, 2003 through August 31, 2010, (b) the financial position at August 31, 2010, and (c) cash flows for the three month periods ended August 31, 2010 and 2009 and the period October 28, 2003 through August 31, 2010, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AITI and AIGI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of August 22, 2011 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financial Instruments

At August 31, 2010 and May 31, 2010, the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

Stock for Services

The Company issues common stock and common stock options to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,660,176 and 5,094,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2010 and 2009, respectively, as inclusion would be anti-dilutive for these periods. Additionally, 374,000 shares of Series B convertible stock can potentially convert into 3,740,000 shares of common stock.

Reclassification

Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Restatement of Consolidated Financial Statements

On March 11, 2011, on management’s recommendation, the Board of Directors of the Company concluded, and Pender Newkirk & Company LLP, the Company’s independent auditors agreed, that the Company’s financial statements for the period ending August 31, 2010 should no longer be relied upon and should be restated. The Company’s board of directors was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is now being properly reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report of Form 8-K disclosing its receipt of an SEC letter of inquiry and request for voluntary assistance in discovering information related to the Liability Disclosure. We are cooperating with the SEC to provide all information required by this inquiry.

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

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company as of the date of filing this Form 10-Q/A. These investor Claims could include approximately $5.1 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that are not currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course and is currently seeking to obtain a Letter of Credit to provide the Company the financial ability with respect to any potential Claims. As of the date of this Form 10-Q/A, the Company has been notified by one Investor regarding such investor’s intent to seek rescission in the amount of $10,000.

The Company estimates an amount that is a probable indicator of the rescission liability and will record rescission liabilities for August 31, 2010 and May 31, 2010 of $4,038,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-Q/A, the Company is restating its previously issued financial statements to increase the Company’s current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount.

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

The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of August 31, 2010 and May 31, 2010, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,180,000. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly decrease our Common Stock to reflect the associated placement offering costs.

In addition, costs of $45,800, $40,000, and $689,679 which were originally reflected as consulting fees and payroll costs during the three months ended August 31, 2010 and 2009 and the period October 28, 2003 through August 31, 2010, respectively, have been reclassified to Placement Offering Costs, offsetting Common Stock, and to correspondingly reduce our loss and deficit for those periods. With the filing of this Form 10-Q/A, the Company is restating its previously issued financial statements for the periods August 31, 2010 and 2009, to increase the Company’s current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate obligations or rights under the Contract is still being evaluated by the Company.

3.            Restatement of Consolidated Financial Statements

The following schedule illustrates the effects on the account reclassifications relating to the periods presented:

	Three months ended August 31		October 28, 2003 through August 31,
	2010	2009	2010

Net (loss) applicable to common shareholders, as previously reported	$(593,750)	$(323,229)	$(18,876,323)

Adjustments to general and administrative expenses	45,800	40,000	689,679

Net (loss) applicable to common shareholders, as restated	$(547,950)	$(283,229)	$(18,186,644)

Basic and diluted (loss) per share applicable to common shareholders, as previously reported	$(.03)	$(.02)	$(1.59)

Basic and diluted (loss) per share applicable to common shareholders, as restated	$(.03)	$(.02)	$(1.53)

	August 31, 2010	May 31, 2010

Current liabilities, as previously reported	$356,055	$373,725

Stock rescission liability	4,038,000	3,997,000

Accrued stock incentive compensation	1,180,000	1,180,000

Current liabilities, as restated	$5,574,055	$5,550,725

Total liabilities, as previously reported	$362,992	$610,162

Stock rescission liability	4,038,000	3,997,000

Accrued stock incentive compensation	1,180,000	1,180,000

Total liabilities, as restated	$5,580,992	$5,787,162

Total stockholders’ equity (deficit), as previously reported	$102,077	$$137,486

Common and preferred stock subject to rescission	(4,038,000)	(3,997,000)

Deferred offering costs	(1,869,679)	(1,823,879)

Deficit accumulated during the development stage	689,679	643,879

Total stockholders’ (deficit), as restated	$(5,115,923)	$(5,039,514)

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

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $1,769,000, net of approximately $240,000 in offering costs. Additionally, the Company accrued approximately $642,000 in accrued stock compensation cost that were recorded as deferred offering costs (See Note 3). During the three months ended August 31, 2010, 26,000 shares of the Series B were converted into 260,000 shares of common stock. As discussed at Note 3, as part of the Company’s restatement, there were certain costs that were reclassed or accrued to deferred offering costs, including approximately $882,000 of deferred offering costs related to the Series B. The original proceeds for the Series B was approximately $2,009,000 for the issuance of 400,000 Series B shares. The above deferred offering costs were netted against the above proceeds to determine the effective conversion price of $2.82. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

5 - Equity:

The Company has one stock-based equity plan at August 31, 2010. The 2004 Stock Incentive Plan as amended (the “Plan”) was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of August 31, 2010, the Company had 3,398,878 shares available for future stock option grants under the Plan.

During the three months ended August 31, 2010 and 2009 the Company granted -0- and 118,200 warrants (which were not granted under the Plan) with an exercise price of $1.00, immediate vesting, and expiration date of five years from the date of grant. The warrants were issued in conjunction with the issuance of common stock to certain investors pursuant to a private placement, which entitled the investors to one common stock warrant for each dollar of common stock purchased. Accordingly, these warrants were not valued in the above Black-Scholes model.

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

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2010	7,660,176	$1.42	5.41	$2,761,129
Granted	—
Exercised	—
Forfeited/expired/cancelled Options and warrants	—
outstanding - August,31 2010	7,660,176	$1.42	5.16	$2,340,321

Outstanding and exercisable- August 31, 2010	6,251,287	$1.30	5.50	$2,340,321

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

6 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of August 31, 2009, the Company owed the director $43,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of August 31, 2010. As of August 31, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

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

In July 2010, two of the Company’s executives forgave approximately $230,000 in accrued salaries that were included as “Accrued salaries - related party” at May 31, 2010. During the three months ended August 31, 2010, the Company reclassed $230,000 from accrued salaries - related party to additional paid-in capital.

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

On August 9, 2011, four directors of the Company were granted 50,000 common stock options each at an exercise price of $2.00 per share, which represented the fair market value of the Company’s common stock at the August 9, 2011 grant date. The options expire on August 8, 2016, and vest in quarterly increments over one year from the grant date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report, including our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Results of Operations for the three months ended August 31, 2010 and 2009 are as follows:

For the three months ended August 31, 2010 and 2009 the Company had no activities that produced revenues from operations.

For the three months ended August 31, 2010, the Company had a net loss of approximately ($548,000) compared to a net loss of approximately ($283,000) for the corresponding period in 2009. For the three months ended August 31, 2010 and 2009, the Company incurred operating expenses of approximately $544,000 and approximately $236,000, respectively, consisting primarily of, consulting expense, stock-based compensation, professional fees, and salaries. The most significant change in operating expenses for the respective periods related to the increase in salary expense and stock-based compensation of approximately $87,000 and $185,000, respectively. The increase in salaries relates to our hiring of our chief operating officer during fiscal year 2010, as well as certain employees migrating from part-time status to full time status during fiscal year 2010. We granted a significant number of common stock options during the fourth quarter of 2010, which included common stock options with vesting over a three year period. As a result, stock-based compensation will increase during fiscal year 2011 relative to the 2010 comparable quarters. Additionally, we expect salary expense and research and development expenses to increase in the future, as our clinical trials progress. However, increases in salary expense, as well as research and development expenditures will be contingent upon our ability to obtain the necessary financing going forward.

Rescission Liability

We recorded rescission liabilities for August 31, 2010 and May 31, 2010 of $4,038,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-Q/A, we are restating our previously issued financial statements for the above-mentioned periods to increase our current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount. See Footnote 3 of our Financial Statements for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, we entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of our common stock for every $500,000 in capital received by us through Dr. Pourhassan’s efforts. As of August 31, 2010 and May 31, 2010, respectively, we could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $1,180,000. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly decrease our Common Stock to reflect the associated placement offering costs. In addition, costs of approximately $46,000, $40,000 and $690,000, which were originally reflected as consulting fees and payroll costs during the three months ended August 31, 2010, and 2009, and the period October 28, 2003 through August 31, 2010 respectively, have been reclassified to Placement Offering Costs, offsetting Common Stock, and to correspondingly reduce our loss and deficit for those years. With the filing of this Form 10-Q/A, we are restating our previously issued financial statements for the three month periods ending on August 31, 2010 and August 31, 2009, to increase our current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate decision on issues relating to the Contract, as referenced above, is still being evaluated by us. See Footnote 3 of our Financial Statements for further information.

Liquidity and Capital Resources

On August 31, 2010, we had negative working capital of approximately ($5,138,000) as compared to a negative working capital of approximately ($4,831,000) on May 31, 2010.

Cash Flows

Cash used in operating activities of approximately $305,000 during the three months ended August 31, 2010 increased approximately $58,000 from approximately $247,000 in 2009. The increase in the cash used in operating activities for the above periods was primarily attributable to the following:

•	Net loss increased approximately $265,000; amortization decreased approximately $39,000.

The above increases were partially offset by the following:

•	Stock-based compensation increased approximately $185,000 from 2009 to 2010.

•	Accounts payable, accrued interest payable, and accrued liabilities decreased approximately $57,000.

There were no material changes in cash flows from investing activities from 2009 to the comparable period in 2010.

Cash flows provided by financing activities of approximately $20,000 during the three months ended August 31, 2010 decreased approximately $58,000 from approximately $78,000 during 2009. The decrease in cash provided by financing activities for the above periods was attributable to the decrease in proceeds from common stock issuances.

As shown in the accompanying Financial Statements, for the three months ended August 31, 2010 and 2009, and since October 28, 2003 through August 31, 2010 the Company has had net losses of approximately $(548,000) and $(283,000) and $(12,187,000), respectively. As of August 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of its securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through August 31, 2010 we raised cash of approximately $5,023,000 (net of offering costs) common stock financings and approximately $1,537,000 through the issuance notes payable.

Since October 28, 2003 through August 31, 2010, we have incurred approximately $1,776,000 of research and development costs and approximately $11,685,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2010, we had an accumulated deficit of approximately $(13,789,000) and negative working capital of approximately ($5,138,000).

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

Rescission Liability

The Company has recorded rescission liabilities of $4,038,000 as of August 31, 2010. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-Q/A, the Company is restating its previously issued financial statements for the above-mentioned periods to increase the Company’s current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of August 31, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending August 31, 2010 covered by this quarterly report of Form 10Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2010 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2010, the Company sold 66,000 shares of restricted common stock at $1.00 per share. In connection with the sales, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 7, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. Registrant)

DATE: August 22, 2011	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 7, 2011).

31.1.	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.