Form 10-Q/A
period 2010-11-30
CYTODYN INC
filed 2011-09-09
CIK 1175680

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

On January 14, 2011, there were 21,341,796 shares outstanding of the registrant’s no par common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	November 30, 2010 (Restated)	May 31, 2010 (Restated)
Assets
Current Assets:
Cash	$97,730	$700,497
Prepaid expenses	26,481	12,127
Prepaid license fees	7,500	7,500
Deferred offering costs in connection with stock rescission liability	1,936,639	1,823,879

Total current assets	2,068,350	2,544,003

Furniture and equipment, net	6,905	3,549

Other Assets	20,225	23,975

	$2,095,480	$2,571,529

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$253,935	$178,956
Accrued liabilities	13,209	15,209
Accrued stock incentive compensation	1,180,000	1,180,000
Indebtedness to related parties - short-term portion	148,985	153,985
Accrued interest payable	18,437	25,575
Stock rescission liability	4,183,000	3,997,000

Total current liabilities	5,797,566	5,550,725

Long Term Liabilities
Accrued salaries - related party	—	229,500
Convertible notes payable, net	6,937	6,937

Total Liabilities	5,804,503	5,787,162

Shareholders’ (deficit):
Series B Convertible stock preferred stock, no par value; 400,000 shares authorized, 342,000 and 400,000 shares issued and outstanding at November 30, 2010 and May 31, 2010, respectively	1,717,695	2,009,000

Common stock, no par value; 100,000,000 shares authorized, 21,127,395 and 20,075,895 outstanding at November 30, 2010 and May 31, 2010, respectively; 20,927,395 and 19,875,895 issued at November 2010 and May 31, 2010, respectively	7,939,859	7,145,304
Additional paid-in capital	5,381,826	4,703,875
Common and Preferred stock subject to rescission	(4,183,000)	(3,997,000)
Treasury stock, at cost, 200,000 shares held at November 30, 2010 and May 31, 2010, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	313,080	313,080
Prepaid stock services	—	(49,288)
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(13,176,571)	(11,638,694)

Total shareholders’ (deficit)	(3,709,023)	(3,251,635)

	$2,095,480	$2,571,527

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended,		Six months ended		October 28, 2003 11/30/2010
	11/30/2010	11/30/2009	11/30/2010	11/30/2009
	Restated	Restated	Restated	Restated	Restated
Operating expenses:
General and administrative	$755,338	$383,034	$1,266,968	$591,939	$9,748,722
Amortization / depreciation	800	461	1,349	1,046	179,318
Research and development	226,015	160,878	253,265	167,368	2,001,968
Legal fees	3,293	10,848	7,729	30,407	740,298

Total operating expenses	985,446	555,221	1,529,311	790,760	12,670,306

Operating loss	(985,446)	(555,221)	(1,529,311)	(790,760)	(12,670,306)

Interest income	—	—	—	—	1,627
Extinguishment of debt	—	—	—	—	337,342

Interest expense:
Interest on convertible debt	—	—	—	(38,604)	(734,863)
Interest on notes payable	(4,481)	(6,091)	(8,566)	(15,177)	(110,371)

Loss before income taxes	(989,927)	(561,312)	(1,537,877)	(844,541)	(13,176,571)

Income tax provision	—	—	—	—	—

Net loss	$(989,927)	$(561,312)	$(1,537,877)	$(844,541)	$(13,176,571)

constructive preferred Stock dividends	$—	$—	$—	$—	$(6,000,000)

Convertible preferred Stock dividends	$(2,750)	$—	$(2,750)	$—	$(2,750)

net loss applicable to Common shareholders	$(992,677)	$(561,312)	$(1,540,627)	$(844,541)	$(19,179,321)

Basic and diluted loss per share	$(.05)	$(0.03)	$(.08)	$(0.04)	$(1.57)

Basic and diluted weighted average common shares outstanding	20,548,977	19,606,592	20,260,477	19,072,811	12,250,812

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subject to Rescission
	Shares	Amount	Shares	Amount
Balance at October 28, 2003, following recapitalization	—	—	6,252,640	$1,425,334	23,502	—

February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	1,800,000	486,000	—	—

February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	16,667	5,000	—	—
Net loss at year ended May 31, 2004	—	—	—	—	—	—

Balance at May 31, 2004	—	—	8,069,307	1,916,334	23,502	—

July 2004, capital contribution by an officer	—	—	—	—	512	—

November 2004, common stock warrants granted	—	—	—	—	11,928	—

February 2005, capital contribution by an officer	—	—	—	—	5,000	—

Net loss at year ended May 31, 2005	—	—	—	—	—	—

Balance at May 31, 2005	—	—	8,069,307	1,916,334	40,942	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total
Balance at October 28, 2003, following recapitalization	—	—	$(1,594,042)	—	$(145,206)

February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	—	—	486,000

February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	—	—	5,000
Net loss at year ended May 31, 2004	—	—	(7,870)	(338,044)	(345,914)

Balance at May 31, 2004	—	—	(1,601,912)	(338,044)	(120)

July 2004, capital contribution by an officer	—	—	—	—
					512
November 2004, common stock warrants granted	—	—	—	—	11,928

February 2005, capital contribution by an officer	—	—	—	—	5,000

Net loss at year ended May 31, 2005	—	—	—	(777,083)	(777,083)

Balance at May 31, 2005	—	—	(1,601,912)	(1,115,127)	(759,763)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount

June through July 2005, sale of common stock less offering costs of $27,867($.75/share)	—	—	289,890	189,550	—

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	160,110	120,082	—

May 2006, common shares issued to extinguish convertible debt	—	—	350,000	437,500	—

November 2005, 94,500 warrants exercised ($.30/share)	—	—	94,500	28,350	—

January through April 2006, common shares issued for prepaid services	—	—	183,857	370,750	—

Amortization of prepaid stock services	—	—	—	—	—

January through May 2006, warrants issued with convertible debt	—	—	—	—	274,950

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	234,550

March through May 2006, stock options granted to consultants	—	—	—	—	687,726

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total

June through July 2005, sale of common stock less offering costs of $27,867 ($.75/share)	—	—	—	—	189,550

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	—	—	120,082

May 2006, common shares issued to extinguish convertible debt	—	—	—	—	437,500

November 2005, 94,500 warrants exercised ($.30/share)	—	—	—	—	28,350

January through April 2006, common shares issued for prepaid services	—	(370,750)	—	—	—

Amortization of prepaid stock services	—	103,690	—	—	103,690

January through May 2006, warrants issued with convertible debt	—	—	—	—	274,950

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	234,550

March through May 2006, stock options granted to consultants	—	—	—	—	687,726

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subject to Rescission
	Shares	Amount	Shares	Amount
March 2006, stock options issued to extinguish debt	—	—	—	—	86,341	—

Net loss at year ended May 31, 2006	—	—	—	—	—	—

Balance at May 31, 2006	—	—	9,147,664	3,062,566	1,324,509	—

Common stock issued to extinguish convertible debt	—	—	119,600	149,500	—	—

Common stock issued for AITI acquisition	—	—	2,000,000	934,399	—	—

Amortization of prepaid stock services	—	—	—	—	—	—

Common stock payable for prepaid services	—	—	—	—	120,000	—

Stock-based compensation	—	—	—	—	535,984	—

Warrants issued with convertible debt	—	—	—	—	92,500	—

Common stock issued for services	—	—	30,000	26,400	—	—

Preferred shares issued AGTI	100,000	167,500	—	—	—	—

Net loss, May 31, 2007	—	—	—	—	—	—

Balance at May 31, 2007	100,000	167,500	11,297,264	4,172,865	2,072,993	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total

March 2006, stock options issued to extinguish debt	—	—	—	—	86,341

Net loss at year ended May 31, 2006	—	—	—	(2,053,944)	(2,053,944)

Balance at May 31, 2006	—	(267,060)	(1,601,912)	(3,169,071)	(650,968)

Common stock issued to extinguish convertible debt	—	—	—	—	149,500

Common stock issued for AITI acquisition	—	—	—	—	934,399

Amortization of prepaid stock services	—	267,060	—	—	267,060

Common stock payable for prepaid services	—	(106,521)	—	—	13,479

Stock-based compensation	—	—	—	—	535,984
Warrants issued with convertible debt	—	—	—	—	92,500
Common stock issued for services	—	—	—	—	26,400

Preferred shares issued AGTI	—	—	—	—	167,500

Net loss, May 31, 2007	—	—	—	(2,610,070)	(2,610,070)

Balance at May 31, 2007	—	(106,521)	(1,601,912)	(5,779,141)	(1,074,216)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subject to Rescission
	Shares	Amount	Shares	Amount
Amortization of prepaid stock for services	—	—	—	—	—	—

Stock based compensation	—	—	—	—	461,602	—

Common stock issued to extinguish convertible debt	—	—	750,000	75,000	—	—

Rescission of common stock issued for services	—	—	(142,857)	(100,000)	—	—

Original issue discount convertible debt with warrants	—	—	—	—	3,662	—

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	75,000	—

Stock issued for cash ($.50/share)	—	—	642,000	321,000	—	(321,000)

Net loss	—	—	—	—	—	—

Balance at May 31, 2008	100,000	$167,500	12,546,407	$4,468,865	$2,613,257	(321,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total

Amortization of prepaid stock for services	—	106,521	—	—	106,521

Stock based compensation	—	—	—	—	461,602

Common stock issued to extinguish convertible debt	—	—	—	—	75,000

Rescission of common stock issued for services	—	—	—	—	(100,000)

Original issue discount convertible debt with warrants	—	—	—	—	3,662

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	75,000

Stock issued for cash ($.50/share)	—	—	—	—	—

Net loss	—	—	—	(1,193,684)	(1,193,684)

Balance at May 31, 2008	—	—	$(1,601,912)	$(6,972,825)	$(1,646,115)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subject to Rescission
	Shares	Amount	Shares	Amount
Stock issued for cash ($.50/share)	—	—	3,023,308	$1,511,654	—	(1,494,000)

Stock issued for services ($.50/share)	—	—	388,200	194,100	—	—

Stock issued for services ($.37/share)	—	—	150,000	55,500	—	—

Stock based compensation	—	—	—	—	371,996	—

Stock issued in payment of accounts payable, ($.50/share)	—	—	98,000	49,000	—	—

Stock issued for services ($.42/share)	—	—	15,400	6,468	—	—

Capital contribution	—	—	—	—	8,900	—

Net loss ended May 31, 2009	—	—	—	—	—	—

Balance at May 31, 2009	100,000	$167,500	16,221,315	$6,285,587	$2,994,153	$(1,815,000)

Stock issued for cash ($.50/share	—	—	236,400	118,200	—	(118,200)

Stock issued for cash ($.50/share)	—	—	632,000	290,500	—	(290,500)

Stock issued for cash ($.50/share)	—	—	304,580	137,061	—	(137,061)

Conversion of debt to Common stock ($.45/share)	—	—	325,458	146,456	—	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid	Accumulated	Deficit Accumulated During Development
	Shares	Amount		Services	Deficit	Stage	Total

Stock issued for cash ($.50/share)	—	—	—	—	—	—	$17,654

Stock issued for services ($.50/share)	—	—	—	—	—	—	194,100

Stock issued for services ($.37/share)	—	—	—	—	—	—	55,500

Stock based compensation	—	—	—	—	—	—	371,996

Stock issued in payment of accounts payable, ($.50/share)	—	—	—	—	—	—	49,000

Stock issued for services ($.42/share)	—	—	—	—	—	—	6,468

Capital contribution	—	—	—	—	—	—	8,900

Net loss ended May 31, 2009	—	—	—	—	—	(1,306,004)	(1,306,004)

Balance at May 31, 2009	—	—	—	—	$(1,601,912)	$(8,278,829)	$(2,248,501)

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Conversion of debt to Common stock ($.45/share)	—	—	—	—	—	—	146,456

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock			Common Stock	Additional Paid-In Capital	Subject to Rescission
	Shares	Amount	Shares	Amount
Conversion of preferred stock to common stock	(100,000)	(167,500)	2,356,142	167,500	—	—

Stock-based compensation	—	—	—	—	1,671,118	—

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	38,604	—

Expiration of rescission liabilities	—	—	—	—	—	903,550

Repurchase of common stock ($.28/share)	—	—	—	—	—	—

Repurchase of common stock ($.50/share)	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	(277,000)

Stock issued for services ($1.45/share)	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	(253,789)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid	Accumulated	Deficit Accumulated During Development
	Shares	Amount		Services	Deficit	Stage	Total

Conversion of preferred Stock to common stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,671,118

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	—	38,604

Expiration of rescission liabilities	—	—	—	—	—	—	903,550

Repurchase of common stock ($.28/share)	(1,200,000)	(336,000)	—	—	—	—	(336,000)

Repurchase of common stock ($.50/share)	(200,000)	(100,000)	—	—	—	—	(100,000)

Stock issued for cash ($.50/share)	550,000	154,000	123,000	—	—	—	—

Stock issued for services ($1.45/share)	81,580	22,842	95,449	(118,291)	—	—	—

Stock issued for cash ($.50/per share)	568,420	159,158	94,631	—	—	—	—

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Preferred Stock		Common Stock		Additional Paid-In Capital	Rescission Amount
	Shares	Amount	Shares	Amount
Amortization of prepaid Stock for services	—	—	—	—	—	—

Series B Convertible Preferred stock issued for cash ($5.00/share)	400,000	2,009,000	—	—	—	(2,009,000)

Net Loss, ended May 31, 2010	—	—	—	—	—	—

Balance at May 31, 2010	400,000	$2,009,000	20,075,895	$7,145,304	$4,703,875	$(3,997,000)

Conversion of Series B Convertible Preferred Stock to Common Stock (unaudited)	(58,000)	(291,305)	580,000	291,305	—	—

Stock issued for services ($1.23/share) (unaudited)	—	—	150,000	184,500	—	—

Capital contribution (unaudited)	—	—	—	—	229,500	—

Stock issued for cash ($1.00/share) (unaudited)	—	—	316,000	316,000	—	(316,000)

Series B Convertible Preferred Stock dividends (unaudited)	—	—	5,500	2,750	(2,750)	—

Stock based compensation (unaudited)	—	—	—	—	451,201	—

Rescission expirations and exclusions (unaudited)	—	—	—	—	—	130,000

Balance at November 30, 2010	342,000	$1,717,695	21,127,395	$7,939,859	$5,381,826	$(4,183,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through November 30, 2010

Restated

	Treasury Stock		Treasury Stock	Stock for Prepaid	Accumulated	Accumulated During Development
	Shares	Amount	APIC	Services	Deficit	Stage	Total
Amortization of prepaid Stock for services	—	—	—	69,003	—	—	69,003

Series B Convertible Preferred stock issued For cash ($5.00/share)	—	—	—	—	—	—	—

Net Loss, ended May 31, 2010	—	—	—	—	—	(3,359,865)	(3,359,865)

Balance at May 31, 2010	(200,000)	$(100,000)	$313,080	$(49,288)	$(1,601,912)	$(11,638,694)	$(3,215,635)

Conversion of Series B Convertible Preferred Stock to Common Stock (unaudited)	—	—	—	—	—	—	—

Stock issued for services ($1.23/share) (unaudited)	—	—	—	—	—	—	184,500

Capital contribution (unaudited)	—	—	—	—	—	—	229,500

Stock issued for cash ($1.00/share)	—	—	—	—	—	—	—

Stock-based compensation (unaudited)	—	—	—	—	—	—	451,201

Rescission expirations and exclusions (unaudited)	—	—	—	—	—	—	130,000

Amortization of prepaid Stock for services (unaudited)	—	—	—	49,288	—	—	49,288

Net Loss, ended November 30, 2010 (unaudited)	—	—	—	—	—	(1,537,877)	(1,537,877)

Balance at November 30, 2010	(200,000)	$(100,000)	$313,080	—	$(1,601,912)	$(13,176,571)	$(3,709,023)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	11/30/2010	11/30/2009	October 28, 2003 through 11/30/2010
Cash flows from operating activities
Net loss	$(1,537,877)	$(844,541)	(13,176,571)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	1,349	1,046	179,318
Amortization of original issue discount	—	—	717,202
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	38,604	274,399
Stock-based compensation	684,989	155,950	5,219,010
Changes in current assets and liabilities:
Prepaid expenses	(14,354)	(14,797)	(33,981)
Other assets	3,750	1,875	(20,225)
Accounts payable, accrued interest and accrued liabilities	65,841	13,850	585,037

Net cash used in operating activities	(796,302)	(648,013)	(6,593,153)

Cash flows from investing activities:
Furniture and equipment purchases	(4,705)	(2,004)	(21,083)

Net cash used in investing activities	(4,705)	(2,004)	(21,083)

Cash flows from financing activities:
Capital contributions by president	—	—	14,412
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	(5,000)	—	(165,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	316,000	118,200	3,495,061
Proceeds from Series B preferred stock	—	625,000	2,009,000
Purchase of treasury stock	—	(336,000)	(436,000)
Proceeds from sale of treasury stock	—	277,000	559,210
Payments for offering costs	(112,760)	(173,300)	(910,156)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	198,240	510,900	6,708,728

Net change in cash	(602,767)	(139,117)	94,492

Cash, beginning of period	700,497	265,520	3,238

Cash, end of period	$97,730	$126,403	$97,730

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	—

Interest	$15,824	$—	18,860

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended		October 28, 2003 through 11/30/2010 (Restated)
	11/30/2010 (Restated)	11/30/2009 (Restated)
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$125,500	$245,582

Common stock issued for accrued interest payable	$—	$20,956	$20,956

Common stock issued on payment of accounts payable	$—	$—	$49,000

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$38,604	$719,266

Common stock issued for Series A preferred stock	$—	$167,500	$167,500

Common stock issued for Series B preferred stock	$291,305	$—	$291,305

Accrued salaries related party contributed as capital	$229,500	$—	$229,500

Treasury stock issued for prepaid services	$—	$118,291	$118,291

Series B Convertible Preferred stock dividends	$2,750	$—	$2,750

Preferred and common stock subject to rescission	$186,000	$2,854,000	$4,183,000

Accrued stock incentive	$—	$171,000	$1,180,000

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

2 - Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2010 and 2009 and notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2010, filed with the Securities and Exchange Commission on August 5, 2011. Operating results for the three and six months ended November 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2010 and 2009 and the period October 28, 2003 through November 30, 2010, (b) the financial position at November 30, 2010, and (c) cash flows for the six month periods ended November 30, 2010 and 2009 and the period October 28, 2003 through November 30, 2010, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AITI and AGTI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of September 9, 2011 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financial Instruments

At November 30, 2010 and May 31, 2010, the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

Deferred Offering costs

In connection with a stock rescission liability as discussed at Note 3, the Company has incurred approximately $1,937,000 and $1,824,000 in deferred offering costs as of November 30, 2010 and May 31, 2010, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,374,176 and 5,094,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2010 and 2009, respectively, as inclusion would be anti-dilutive for these periods. Additionally, 342,000 shares of Series B convertible stock can potentially convert into 3,420,000 shares of restricted common stock.

Reclassification

Certain prior period amounts have been reclassified to comply with current period presentation.

3 - Restatement of Consolidated Financial Statements

On March 11, 2011, on management’s recommendation, the Board of Directors of the Company concluded, and Pender Newkirk & Company LLP, the Company’s independent auditors agreed, that the Company’s financial statements for the period ending November 30, 2010 should no longer be relied upon and should be restated. The Company’s board of directors was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is now being properly reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report on Form 8-K disclosing its receipt of an SEC letter of inquiry and request for voluntary assistance in discovering information related to the Liability Disclosure. We are cooperating with the SEC to provide all information required by this inquiry.

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

The Company estimates an amount that is a probable indicator of the rescission liability and will record rescission liabilities for November 30, 2010 and May 31, 2010 of $4,183,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-Q/A, the Company is restating its previously issued financial statements to increase the Company’s current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount.

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

The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of November 30, 2010 and May 31, 2010, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,180,000. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly increase our assets to reflect the associated placement offering costs in connection with a stock rescission liability.

In addition, costs of $66,960, $112,760, $133,300, $173,300 and $756,639 which were originally reflected as consulting fees and payroll costs during the three and six months ended November 30, 2010 and 2009 and the period October 28, 2003 through November 30, 2010, respectively, have been reclassified to Deferred Offering Costs increasing our current assets, in connection with a stock rescission liability, and to correspondingly reduce our loss and deficit for those periods. With the filing of this Form 10-Q/A, the Company is restating its previously issued financial statements for the periods November 30, 2010 and 2009, to increase the Company’s current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate obligations or rights under the Contract is still being evaluated by the Company.

The following schedule illustrates the effects on the account reclassifications relating to the periods presented:

	Three months ended November 30		Six months ended November 30		October 28, 2003 through November 30, 2010
	2010	2009	2010	2009

Net (loss) applicable to common shareholders, as previously reported	$(1,059,637)	$(694,612)	$(1,653,387)	$(1,017,841)	$(19,935,960)

Adjustments to general and administrative expenses	66,960	133,300	112,760	173,300	756,639

Net (loss) applicable to common shareholders, as restated	$(992,677)	$(561,312)	$(1,540,627)	$(844,541)	$(19,179,321)

Basic and diluted (loss) per share applicable to common shareholders, as previously reported	$(.05)	$(.04)	$(.08)	$(.05)	$(1.64)

Basic and diluted (loss) per share applicable to common shareholders, as restated	$(.05)	$(.03)	$(.08)	$(.04)	$(1.57)

	November 30, 2010	May 31, 2010

Current assets, as previously reported	$131,711	$720,124
Deferred offering costs in connection with a stock rescission liability	$1,936,639	$1,823,879

Current assets, as restated	$2,068, 350	$2,544,003

Current liabilities, as previously reported	$434,566	$373,725

Stock rescission liability	4,183,000	3,997,000

Accrued stock incentive compensation	1,180,000	1,180,000

Current liabilities, as restated	$5,797,566	$5,550,725

Total liabilities, as previously reported	$441,503	$610,162

Stock rescission liability	4,183,000	3,997,000

Accrued stock incentive compensation	1,180,000	1,180,000

Total liabilities, as restated	$5,804,503	$5,787,162

Total stockholders’ (deficit) equity, as previously reported	$(282,662)	$$137,486

Common and preferred stock subject to rescission	(4,183,000)	(3,997,000)

Deficit accumulated during the development stage	756,639	643,879

Total stockholders’ (deficit), as restated	$(3,709,023)	$(3,215,635)

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

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $2,009,000, and incurred approximately $240,000 in offering costs in connection with a stock rescission liability that are recorded as a current asset. Additionally, the Company accrued approximately $642,000 in accrued stock compensation cost that were recorded as deferred offering costs in connection with a stock rescission liability that are recorded as a current asset (See Note 3). During the six months ended November 30, 2010, 58,000 shares of the Series B were converted into 580,000 shares of common stock. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

5 - Equity:

The Company has one stock-based equity plan at November 30, 2010. The 2004 Stock Incentive Plan as amended (the “Plan”) was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of November 30, 2010, the Company had 3,373,878 shares available for future stock option grants under the Plan.

During the six months ended November 30, 2010 and 2009 the Company granted -0- and 118,200 warrants (which were not granted under the Plan) with an exercise price of $1.00, immediate vesting, and expiration date of five years from the date of grant. The warrants were issued in conjunction with the issuance of common stock to certain investors pursuant to a private placement, which entitled the investors to one common stock warrant for each dollar of common stock purchased. Accordingly, these warrants were not valued in the above Black-Scholes model.

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

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2010	7,660,176	$1.42	5.41	$2,761,129
Granted	25,000	$1.20
Exercised	—
Forfeited/expired/cancelled	(311,000)	$1.64
Options and warrants outstanding - November 30 2010	7,374,176	$1.41	3.71	$1,197,327

Outstanding exercisable - November 30, 2010	6,095,287	$1.30	3.76	$1,197,327

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

During the three months ended November 30, 2010, the Company issued 150,000 shares of common stock at $1.23 per share to an executive of the Company for past services. The Company recognized approximately $184,000 in compensation expense based on the fair market value of the Company’s common stock at the issuance date, which was November 16, 2010.

6 - Related Party Transactions:

A director provided legal services to the Company over the past several years. As of November 30, 2010, the Company owed the director $38,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of November 30, 2010. As of November 30, 2010 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In July 2010, three of the Company’s executives forgave approximately $230,000 in accrued salaries that are included as additional paid-in capital as of November 30, 2010.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company, and a maturity date of six months from the issuance date. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has classified the balance of $110,000 at November 30, 2010 as short-term obligation.

7 - Subsequent Events:

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

For the three months ended November 30, 2010, we had a net loss of approximately $(990,000) compared to a net loss of approximately $(561,000) for the corresponding period in 2009. For the three months ended November 30, 2010 and 2009, we incurred operating expenses of approximately $(985,000) and $(555,000) consisting primarily of consulting expense, stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of approximately $430,000 from the three-month period ended November 30, 2009 compared to the three months ended November 30, 2010 related primarily to increases in stock-based compensation, salaries, research and development expenses, and accounting fees, offset by decreases in consulting expenses. Stock-based compensation increased during the current period with the significant grant of stock options in the fourth quarter of fiscal year 2010, coupled with the stock issued to an executive of the Company during the second quarter of 2011. We expect the trend in stock-based compensation to increase during fiscal year 2011. Research and development expenses are associated with the development of our lead product, Cytolin(R). As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Accounting fees have increased during the current quarter compared to previous quarter as a result of the increase in our external filings. We expect the trend to stabilize, as our filings become more consistent. Salaries increased with the migration from part-time employees to full-time employees. This directly impacted the decrease in consulting expense, as we have utilized salaried employees in-lieu of consultants. The trend in all of our expenses will depend on our ability to raise additional funds.

Results of Operations for the six months ended November 30, 2010 and 2009 are as follows:

For the six months ended November 30, 2010 and 2009 we had no activities that produced revenues from operations.

For the six months ended November 30, 2010, we had a net loss of approximately $(1,538,000) compared to a net loss of approximately $(845,000) for the corresponding period in 2009. For the six months ended November 30, 2010 and 2009, we incurred operating expenses of approximately $(1,529,000) and $(791,000), respectively, consisting primarily of stock-based compensation, research and development, salaries, and accounting fees. The increase in operating expenses of approximately $738,000 from the six month period November 30, 2009 compared to six months ended November 30, 2010 related primarily to increases in stock-based compensation, research and development, salaries, and accounting fees, offset by decreases in consulting expenses. The increase in salaries relates to certain employees migrating from part-time status to full time status during fiscal year 2010. We granted a significant number of common stock options during the fourth quarter of 2010, which included common stock options with vesting over a three year period. As a result, stock-based compensation will increase during fiscal year 2011 relative to the 2010 comparable quarters. Additionally, we expect salary expense and research and development expenses to increase in the future, as our clinical trials progress. However, increases in salary expense, as well as research and development expenditures will be contingent upon our ability to obtain the necessary financing going forward.

Rescission Liability

We recorded rescission liabilities for November 30, 2010 and May 31, 2010 of $4,183,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-Q/A, we are restating our previously issued financial statements for the above-mentioned periods to increase our current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount. See Footnote 3 of our Financial Statements on page 24 for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, we entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of our common stock for every $500,000 in capital received by us through Dr. Pourhassan’s efforts. As of November 30, 2010 and May 31, 2010, respectively, we could potentially owe the two individuals referenced above common stock in the amount of 900,000 common shares, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $1,180,000. We are restating our previously issued financial statements for the above-mentioned periods in the above referenced amounts to increase our liabilities of Accrued Stock Incentive Compensation and to correspondingly increase our assets to reflect the associated deferred offering costs in connection with a stock rescission liability. In addition, costs of approximately $757,000 and $644,000 as of November 30, 2010 and May 31, 2010, respectively, which were originally reflected as consulting fees and payroll costs during fiscal years 2010 and 2009, respectively, have been reclassified to deferred offering costs in connection with a stock rescission liability, and to correspondingly reduce our loss and deficit for those years. With the filing of this Form 10-Q/A, we are restating our previously issued financial statements for the three month periods ending on November 30, 2010 and November 30, 2009, to increase our current liability to issue common stock based on the amounts provided in the Contract. However, the ultimate decision on issues relating to the Contract, as referenced above, is still being evaluated by us. See Footnote 3 of our Financial Statements on page 24 for further information.

Liquidity and Capital Resources

On November 30, 2010, we had working capital deficit of approximately $(3,729,000) as compared to a negative working capital of approximately $(3,007,000) on May 31, 2010.

Cash Flows

Cash used in operating activities of approximately $(796,000) during the six months ended November 30, 2010 increased approximately $148,000 from approximately $(648,000) for the six months ended November 2009. The increase in the cash used in operating activities for the above periods was primarily attributable to the following:

•	Net loss increased approximately $693,000.

The above increases were partially offset by the following:

•	Stock-based compensation increased approximately $529,000 from 2009 to 2010.

•	Accounts payable, accrued interest payable, and accrued liabilities increased approximately $52,000.

There were no material changes in cash flows from investing activities from 2009 to the comparable period in 2010.

Cash flows provided by financing activities of approximately $198,000 during the six months ended November 30, 2010 decreased approximately $313,000 from approximately $511,000 during 2009. The decrease in cash provided by financing activities for the above periods was attributable primarily to the decrease in proceeds from preferred stock issuances and treasury stock proceeds.

As shown in the accompanying Financial Statements, for the six months ended November 30, 2010 and 2009, and since October 28, 2003 through November 30, 2010 the Company has had net losses of approximately $(1,538,000) and $(845,000) and $(13,176,000), respectively. As of November 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of its securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through November 30, 2010 we raised cash of approximately $5,765,000 from (net of offering costs) common stock and preferred stock financings and approximately $1,537,000 through the issuance notes payable

Since October 28, 2003 through November 30, 2010, we have incurred $2,002,000 of research and development costs and approximately $12,670,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2010, we had an accumulated deficit of approximately $(14,778,000) and negative working capital of approximately $(3,729,000).

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

Rescission Liability

The Company has recorded rescission liabilities of $4,183,000 as of November 30, 2010. These amounts represent the believed potential rescission liability as of the dates presented. With the filing of this Form 10-Q/A, the Company is restating its previously issued financial statements for the above-mentioned periods to increase the Company’s current liabilities based on the amounts of the above stated rescission liability and to correspondingly increase stockholders’ deficit for the same amount.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of November 30, 2010, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2010 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2010, other than those described above that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2010, the Company sold 250,000 shares of restricted common stock at $1.00 per share. Additionally, the Company issued 150,000 shares at $1.23 per share in exchange for services rendered. In connection with the sales and issuance, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and reserved.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 7, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2.	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

DATE: September 9, 2011	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 7, 2011).

31.1.	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.