Form 10-Q
period 2011-02-28
CYTODYN INC
filed 2011-10-07
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

(813) 527-6969

(Registrant’s telephone number, including area code)

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

On April 14, 2011, there were 21,757,396 shares outstanding of the registrant’s no par common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	February 28, 2011	May 31, 2010
Assets
Current Assets:
Cash	$476,722	$700,497
Restricted cash	267,000	—
Prepaid expenses	17,304	12,127
Prepaid license fees	—	7,500
Deferred offering costs in connection with stock rescission liability	2,593,423	1,823,879

Total current assets	3,354,449	2,544,003
Furniture and equipment, net	6,082	3,549
Other Assets	14,600	23,975

	$3,375,131	$2,571,527

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$501,449	$178,956
Accrued liabilities	6,278	15,209
Accrued stock incentive compensation	1,717,000	1,180,000
Indebtedness to related parties—short-term portion	148,985	153,985
Accrued interest payable	22,500	25,575
Deposits on common stock purchases	267,000	—
Stock rescission liability	5,173,000	3,997,000

Total current liabilities	7,836,212	5,550,725
Long -Term Liabilities
Accrued salaries—related party	—	229,500
Convertible notes payable, net	6,937	6,937

Total Liabilities	7,843,149	5,787,162
Shareholders’ (deficit):
Series B Convertible stock preferred stock, no par value; 400,000 shares authorized, 318,800 and 400,000 shares issued and outstanding at February 28, 2011 and May 31, 2010, respectively	1,601,173	2,009,000
Common stock, no par value; 100,000,000 shares authorized,22,220,983 and 19,875,895 outstanding at February 28, 2011 and May 31, 2010, respectively; 22,420,983 and 20,075,895 issued at February 28, 2011 and May 31, 2010, respectively	9,112,169	7,145,304
Additional paid-in capital	5,632,500	4,703,875
Common and Preferred stock subject to rescission	(5,173,000)	(3,997,000)
Treasury stock, at cost, 200,000 shares held at February 28, 2011 and May 31, 2010, respectively	(100,000)	(100,000)
Additional paid-in capital—treasury stock	313,080	313,080
Prepaid stock services	—	(49,288)
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(14,252,028)	(11,638,694)

Total shareholders’ (deficit)	(4,468,018)	(3,215,635)

	$3,375,131	$2,571,527

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended		October 28, 2003 through 2/28/2011
	2/28/2011	2/28/2010	2/28/2011	2/28/2010
Operating expenses:
General and administrative	$612,534	$531,777	$1,879,502	$1,123,637	$10,361,256
Amortization / depreciation	823	516	2,172	1,561	180,141
Research and development	227,500	11,908	480,765	179,275	2,229,468
Legal fees	227,592	6,950	235,321	37,357	967,890

Total operating expenses	1,068,449	551,151	2,597,760	1,341,830	13,738,755

Operating loss	(1,068,449)	(551,151)	(2,597,760)	(1,341,830)	(13,738,755)
Interest income	—	—	—	—	1,627
Extinguishment of debt	—	—	—	—	337,342
Interest expense:
Interest on convertible debt	—	—	—	(38,604)	(734,863)
Interest on notes payable	(7,008)	(3,556)	(15,574)	(18,733)	(117,379)

Loss before income taxes	(1,075,457)	(554,707)	(2,613,334)	(1,399,167)	(14,252,028)
Income tax provision	—	—	—	—	—

Net loss	$(1,075,457)	$(554,707)	$(2,613,334)	$(1,399,167)	$(14,252,028)

constructive preferred stock dividends	$—	$—	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$(5,800)	$—	$(8,550)	$—	$(8,550)

net loss applicable to common shareholders	$(1,081,257)	$(554,707)	$(2,621,884)	$(1,399,167)	$(20,260,578)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.13)	$(0.07)	$(1.62)

Basic and diluted weighted average common shares outstanding	21,526,647	18,932,673	20,680,313	18,720,934	12,506,385

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subject to Recession
	Shares	Amount	Shares	Amount
Balance at October 28, 2003, following recapitalization	—	—	6,252,640	$1,425,334	23,502	—
February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	1,800,000	486,000	—	—
February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	16,667	5,000	—	—
Net loss at year ended May 31, 2004	—	—	—	—	—	—
Balance at May 31, 2004	—	—	8,069,307	1,916,334	23,502	—
July 2004, capital contribution by an officer —	—	—	—	—	512	—
November 2004, common stock warrants granted	—	—	—	—	11,928	—
February 2005, capital contribution by an officer	—	—	—	—	5,000	—
Net loss at year ended May 31, 2005	—	—	—	—	—	—
Balance at May 31, 2005	—	—	8,069,307	1,916,334	40,942	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total
Balance at October 28, 2003, following recapitalization	—	—	$(1,594,042)	—	$(145,206)
February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	—	—	486,000
February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	—	—	5,000
Net loss at year ended May 31, 2004	—	—	(7,870)	(338,044)	(345,914)
Balance at May 31, 2004	—	—	(1,601,912)	(338,044)	(120)
July 2004, capital contribution by an officer	—	—	—	—	512
November 2004,common stock warrants granted	—	—	—	—	11,928
February 2005, capital contribution by an officer	—	—	—	—	5,000
Net loss at year ended May 31, 2005	—	—	—	(777,083)	(777,083)
Balance at May 31, 2005	—	—	(1,601,912)	(1,115,127)	(759,763)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

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

Period October 28, 2003 through February 28, 2011

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

Period October 28, 2003 through February 28, 2011

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

Period October 28, 2003 through February 28, 2011

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

Period October 28, 2003 through February 28, 2011

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

Period October 28, 2003 through February 28, 2011

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

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subject to Rescission
	Shares	Amount	Shares	Amount
Stock issued for cash ($.50/share)	—	—	3,023,308	$1,511,654	—	(1,494,000)
Stock issued for services ($.50/share)	—	—	388,200	194,100	—	—
Stock issued for services ($.37/share)	—	—	150,000	55,500	—	—
Stock based compensation	—	—	—	—	371,996	—
Stock issued in payment of accounts payable, ($.50/share)	—	—	98,000	49,000	—	—
Stock issued for services ($.42/share)	—	—	15,400	6,468	—	—
Capital contribution	—	—	—	—	8,900	—
Net loss ended May 31, 2009	—	—	—	—	—	—
Balance at May 31, 2009	100,000	$167,500	16,221,315	$6,285,587	$2,994,153	$(1,815,000)
Stock issued for cash ($.50/share)	—	—	236,400	118,200	—	(118,200)
Stock issued for cash ($.50/share)	—	—	632,000	290,500	—	(290,500)
Stock issued for cash ($.50/share)	—	—	304,580	137,061	—	(137,061)
Conversion of debt to Common stock ($.45/share)	—	—	325,458	146,456	—	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Stock issued for cash ($.50/share)	—	—	—	—	—	—	$17,654
Stock issued for services ($.50/share)	—	—	—	—	—	—	194,100
Stock issued for services ($.37/share)	—	—	—	—	—	—	55,500
Stock based compensation	—	—	—	—	—	—	371,996
Stock issued in payment of accounts payable, ($.50/share)	—	—	—	—	—	—	49,000
Stock issued for services ($.42/share)	—	—	—	—	—	—	6,468
Capital contribution	—	—	—	—	—	—	8,900
Net loss ended May 31, 2009	—	—	—	—	—	(1,306,004)	(1,306,004)
Balance at May 31, 2009	—	—	—	—	$(1,601,912)	$(8,278,829)	$(2,248,501)
Stock issued for cash ($.50/share)	—	—	—	—	—	—	—
Stock issued for cash ($.50/share)	—	—	—	—	—	—	—
Stock issued for cash ($.50/share)	—	—	—	—	—	—	—
Conversion of debt to Common stock ($.45/share)	—	—	—	—	—	—	146,456

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

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

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Conversion of preferred Stock to common stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,671,118
Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	—	38,604
Expiration of rescission liabilities	—	—	—	—	—	—	903,550
Repurchase of common stock ($.28/share)	(1,200,000)	(336,000)	—	—	—	—	(336,000)
Repurchase of common stock ($.50/share)	(200,000)	(100,000)	—	—	—	—	(100,000)
Stock issued for cash ($.50/share)	550,000	154,000	123,000	—	—	—	—
Stock issued for services ($1.45/share)	81,580	22,842	95,449	(118,291)	—	—	—
Stock issued for cash ($.50/per share)	568,420	159,158	94,631	—	—	—	—

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Preferred Stock		Common Stock		Additional Paid-In Capital	Rescission Amount
	Shares	Amount	Shares	Amount
Amortization of prepaid Stock for services	—	—	—	—	—	—
Series B Convertible Preferred stock issued for cash ($5.00/share)	400,000	2,009,000	—	—	—	(2,009,000)
Net Loss, ended May 31, 2010	—	—	—	—	—	—

Balance at May 31, 2010	400,000	$2,009,000	20,075,895	$7,145,304	$4,703,875	$(3,997,000)
Conversion of Series B Convertible Preferred Stock to Common Stock (unaudited)	(81,200)	(407,827)	812,000	407,827	—	—
Stock issued for services ($1.23/share) (unaudited)	—	—	150,000	184,500	—	—
Capital contribution (unaudited)	—	—	—	—	229,500	—
Stock issued for cash ($1.00/share) (unaudited)	—	—	1,365,988	1,365,988	—	(1,365,988)
Series B Convertible Preferred Stock dividends (unaudited)	—	—	17,100	8,550	(8,550)	—
Stock based compensation (unaudited)	—	—	—	—	707,675	—
Rescission expirations and exclusions (unaudited)	—	—	—	—	—	189,988

Balance at February 28, 2011	318,800	$1,601,173	22, 420, 983	$9,112,169	$5,632,500	$(5,173,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through February 28, 2011

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total
	Shares	Amount
Amortization of prepaid Stock for services	—	—	—	69,003	—	—	69,003
Series B Convertible Preferred stock issued For cash ($5.00/share)	—	—	—	—	—	—	—
Net Loss, ended May 31, 2010	—	—	—	—	—	(3,359,865)	(3,359,865)

Balance at May 31, 2010	(200,000)	$(100,000)	$313,080	$(49,288)	$(1,601,912)	$(11,638,694)	$(3,215,635)
Conversion of Series B Convertible Preferred Stock to Common Stock (unaudited)	—	—	—	—	—	—	—
Stock issued for services ($1.23/share) (unaudited)	—	—	—	—	—	—	184,500
Capital contribution (unaudited)	—	—	—	—	—	—	229,500
Stock issued for cash ($1.00/share)	—	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	—	—	707,675
Rescission expirations and exclusions (unaudited)	—	—	—	—	—	—	189,988
Amortization of prepaid Stock for services (unaudited)	—	—	—	49,288	—	—	49,288
Net Loss, ended February 28, 2011 (unaudited)	—	—	—	—	—	(2,613,334)	(2,613,334)

Balance at February, 28 2011	(200,000)	$(100,000)	$313,080	—	$(1,601,912)	$(14,252,028)	$(4,468,018)

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	2/28/2011	2/28/2010	October 28, 2003 through 2/28/2011
		(Restated)
Cash flows from operating activities
Net loss	$(2,613,334)	$(1,399,167)	$(14,252,028)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	2,172	1,561	180,141
Amortization of original issue discount	—	—	717,202
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	38,604	274,399
Stock-based compensation	941,463	253,443	5,475,483
Changes in current assets and liabilities:
Prepaid expenses	2,323	(20,281)	(17,304)
Other assets	9,375	3,911	(14,600)
Accounts payable, accrued interest and accrued liabilities	310,486	(35,455)	829,683

Net cash used in operating activities	(1,347,515)	(1,157,384)	(7,144,366)

Cash flows from investing activities:
Furniture and equipment purchases	(4,704)	(3,664)	(21,082)

Net cash used in investing activities	(4,704)	(3,664)	(21,082)

Cash flows from financing activities:
Capital contributions by president	—	—	14,412
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	(5,000)	3,000	(165,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	(15,000)	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	1,365,988	245,490	4,545,049
Proceeds from Series B preferred stock	—	1,805,500	2,009,000
Purchase of treasury stock	—	(336,000)	(436,000)
Proceeds from sale of treasury stock	—	559,210	559,210
Deferred offering costs	(232,544)	(379,224)	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	1,128,444	1,882,976	7,638,932

Net change in cash	(223,775)	721,928	473,484
Cash, beginning of period	700,497	265,520	3,238

Cash, end of period	$476,722	$987,448	$476,722

Supplemental disclosure of cash flow information: Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$18,880	$—	$21,916

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	2/28/2011	2/28/2010 (restated)	October 28, 2003 through 2/28/2011
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$125,500	$245,582

Common stock issued for accrued interest payable	$—	$20,956	$20,956

Common stock issued on payment of accounts payable	$—	$—	$49,000

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$38,604	$719,266

Common stock issued for Series A preferred stock	$—	$167,500	$167,500

Common stock issued for Series B preferred stock	$407,827	$—	$407,827

Accrued salaries related party contributed as capital	$229,500	$—	$229,500

Treasury stock issued for prepaid services	$—	$118,291	$118,291

Series B Convertible Preferred stock dividends	$8,550	$—	$8,550

Preferred and common stock subject to rescission	$1,176,000	$3,821,000	$5,173,000

Accrued stock incentive	$537,000	$834,000	$1,717,000

See accompanying notes to condensed consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2011

(UNAUDITED)

1 – Organization:

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

2 – Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2010 and 2009 and notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended May 31, 2010, filed with the Securities and Exchange Commission on August 5, 2011. Operating results for the three and nine months ended February 28, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2011 and 2010 and the period October 28, 2003 through February 28, 2011, (b) the financial position at February 28, 2011, and (c) cash flows for the nine month periods ended February 28, 2011 and 2010 and the period October 28, 2003 through February 28, 2011, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AITI and AGTI. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of October 6, 2011 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Restricted Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of February 28, 2011 or May 31, 2010. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and out non-interest bearing cash balances may again exceed federally insured limits.

As of February 28, 2011, the Company had $267,000 in restricted cash related to deposits received for common stock purchases. The Company has recorded these deposits as a current liability due to the rescission liability that was in effect at the time the deposits were received (see Note 3 on page 24 for discussion of the rescission liability).

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of any long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 28, 2011 and 2010, and for the period October 28, 2003 through February 28, 2011.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At February 28, 2011 and May 31, 2010, the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% for all periods presented.

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has incurred approximately $2,594,000 and $1,824,000 in deferred offering costs as of February 28, 2011 and May 31, 2010, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,656,176 and 5,094,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended February 28, 2011 and 2010, respectively, as inclusion would be anti-dilutive for these periods. Additionally, 318,800 shares of Series B convertible stock can potentially convert into 3,188,000 shares of restricted common stock.

Reclassification

Certain prior period amounts have been reclassified to comply with current period presentation.

3 – Restatement of Consolidated Financial Statements

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

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company as of the date of filing this Form 10-Q. These investor Claims could include approximately $5.1 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that are not currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course and is currently seeking to obtain a Letter of Credit to provide the Company the financial ability with respect to any potential Claims. As of the date of this Form 10-Q, the Company has been notified by one Investor regarding such investor’s intent to seek rescission in the amount of $10,000.

The Company estimates an amount that is a probable indicator of the rescission liability and will record rescission liabilities for February 28, 2011 and May 31, 2010 of $5,173,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented.

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

The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of February 28, 2011 and May 31, 2010, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 1,200,000 and 900,000 common shares, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,717,000 and $1,180,000, respectively, with a corresponding increase to current assets included in deferred offering costs in connection with a stock rescission liability. However, the ultimate obligations or rights under the Contract are still being evaluated by the Company.

In addition, costs of $162,193, $335,574 and $876,423 which were originally reflected as consulting fees and payroll costs during the three and nine months ended February 28, 2010 and the period October 28, 2003 through February 28, 2010, respectively, have been reclassified to deferred offering costs increasing our current assets, in connection with a stock rescission liability, and to correspondingly reduce our loss and deficit for those periods.

The following schedule illustrates the effects on the account reclassifications relating to the periods presented:

	Three months ended February 28, 2010	Nine months ended February 28, 2010	October 28, 2003 through February 28, 2010
Net (loss) applicable to common shareholders, as previously reported	$(716,900)	$(1,734,741)	$(10,280,370)
Adjustments to general and administrative expenses	162,193	335,574	601,852

Net (loss) applicable to common shareholders, as restated	$(554,707)	$(1,399,167)	$(9,678,518)

Basic and diluted (loss) per share applicable to common shareholders, as previously reported	$(.04)	$(.09)	$(.91)

Basic and diluted (loss) per share applicable to common shareholders, as restated	$(.03)	$(.07)	$(.86)

	February 28, 2010	May 31, 2010
Current assets, as previously reported	$1,115,229	$720,124
Deferred offering costs in connection with a stock rescission liability	$1,607,213	$1,823,879

Current assets, as restated	$2,722,442	$2,544,003

Current liabilities, as previously reported	$574,697	$373,725
Stock rescission liability	3,821,000	3,997,000
Accrued stock incentive compensation	1,005,000	1,180,000

Current liabilities, as restated	$5,400,697	$5,550,725

Total liabilities, as previously reported	$811,134	$610,162
Stock rescission liability	3,821,000	3,997,000
Accrued stock incentive compensation	1,005,000	1,180,000

Total liabilities, as restated	$5,637,134	$5,787,162

Total stockholders’ equity, as previously reported	$334,011	$$137,486
Common and preferred stock subject to rescission	(3,821,000)	(3,997,000)
Deficit accumulated during the development stage	602,374	643,879

Total stockholders’ (deficit), as restated	$(2,884,615)	$(3,215,635)

4 – Convertible Instruments:

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

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $2,009,000. During the nine months ended February 28, 2011, 81,200 shares of the Series B were converted into 812,000 shares of common stock. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option is contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

5 – Equity:

The Company has one stock-based equity plan at February 28, 2011. The 2004 Stock Incentive Plan as amended (the “Plan”) was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of February 28, 2011, the Company had 3,373,878 shares available for future stock option grants under the Plan.

During the nine months ended February 28, 2011, the Company granted 525,000 common stock options with an exercise price of $1.19, of which 25% vest upon the first anniversary and 6.25% vest each of the following quarters until fully vested, and have an expiration date of ten years from the date of grant.

Net cash proceeds from the exercise of stock options and warrants were $0 for the three and nine months ending February 28, 2011 and 2010, respectively. Compensation expense related to stock options and warrants was approximately $256,000, and $68,000 for the three months ended February 28, 2011 and 2010, respectively, and $708,000 and $214,000 for the nine months ended February 28, 2011 and 2010, respectively.

The grant date fair value of options vested during the nine month periods ended February 28, 2011 and 2010 was approximately $671,000 and $206,000, respectively. The weighted average grant date fair value of options and warrants granted during the nine month periods ended February 28, 2011 and 2010 was $1.17 and $-0-, respectively. As of February 28, 2011 there was approximately $2,135,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.54 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2010	7,660,176	$1.42	5.41	$2,761,129
Granted	525,000	$1.19
Exercised	—
Forfeited/expired/cancelled	(529,000)	$2.00
Options and warrants outstanding—February 28, 2011	7,656,176	$1.37	3.98	$1,197,327
Outstanding exercisable —February 28, 2011	6,034,370	$1.27	3.66	$1,197,327

During the three months ended February 28, 2010, the Company reissued 81,500 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company’s common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during three months ended February 28, 2011 and 2010, the Company recognized approximately $-0- and $30,000 in consulting expense related to this consulting agreement. For the nine months ended February 28, 2011 and 2010, the Company recognized approximately $49,000 and $39,000 in consulting expense related to the agreement.

During the three months ended February 28, 2011, the Company issued 150,000 shares of common at $1.23 per share to an executive of the Company for past services. The Company recognized approximately $184,000 in compensation expense based on the fair market value of the Company’s common stock at the issuance date.

6 – Related Party Transactions:

A director provided legal services to the Company over the past several years. As of February 28, 2011, the Company owed the director $38,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of February 28, 2011. As of February 28, 2011 no arrangements had been made for the Company to repay the balance of this obligation. The amount has been classified as short-term, as the amount is payable on demand. The Company anticipates that the director will continue to provide legal services in the future.

In July 2010, three of the Company’s executives forgave approximately $230,000 in accrued salaries that are included as additional paid-in capital as of February 28, 2011.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company, and a maturity date of six months from the issuance date. The notes have no stated maturity, and are essentially payable upon demand. Accordingly, the Company has classified the balance of $110,000 at February 28, 2011 as short-term obligation.

7 – Subsequent Events:

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

Results of Operations

Results of Operations for the three months ended February 28, 2011and 2010 are as follows:

For the three months ended February 28, 2011 and 2010 we had no activities that produced revenues from operations.

For the three months ended February 28, 2011, we had a net loss of approximately $(1,075,000) compared to a net loss of approximately $(555,000) for the corresponding period in 2010. For the three months ended February 28, 2011 and 2010, we incurred operating expenses of approximately $(1,068,000) and $(551,000), respectively, consisting primarily of stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of approximately $513,000 from the three-month period ended February 28, 2010 compared to the three months ended February 28, 2011 related primarily to increases in stock-based compensation, legal fees, research and development expenses, and accounting fees, offset by decreases in salary expenses. Stock-based compensation increased during the current period with the significant grant of stock options in the fourth quarter of fiscal year 2010, coupled with the stock issued to an executive of the Company during the third quarter of 2011. We expect the trend in stock-based compensation to increase during fiscal year 2011. Research and development expenses are associated with the development of our lead product, Cytolin(R). As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Professional fees have increased during the current quarter compared to previous quarter as a result of the increase in our external filings. We expect the trend to stabilize, as our filings become more consistent. The trend in all of our expenses will depend on our ability to raise additional funds.

Results of Operations for the nine months ended February 28, 2011 and 2010 are as follows:

For the nine months ended February 28, 2011 and 2010 we had no activities that produced revenues from operations.

For the nine months ended February 28, 2011, we had a net loss of approximately $(2,613,000) compared to a net loss of approximately $(1,399,000) for the corresponding period in 2010. For the nine months ended February 28, 2011 and 2010, we incurred operating expenses of approximately $(2,598,000) and $(1,342,000), respectively, consisting primarily of stock-based compensation, research and development, salaries, legal fees and accounting fees. The increase in operating expenses of approximately $1,256,000 from the nine month period February 28, 2010 compared to nine months ended February 28, 2011 related primarily to increases in stock-based compensation, research and development, legal, and accounting fees. We granted a significant number of common stock options during the fourth quarter of 2010, which included common stock options with vesting over a three year period. As a result, stock-based compensation will increase during fiscal year 2011 relative to the 2010 comparable quarters. The increase in professional fees relates to our increase in our external filings, which should stabilize as our filings become more consistent. Additionally, we expect salary expense and research and development expenses to increase in the future, as our clinical trials progress. However, increases in salary expense, as well as research and development expenditures will be contingent upon our ability to obtain the necessary financing going forward.

Rescission Liability

We recorded rescission liabilities for February 28, 2011 and May 31, 2010 of $5,173,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented. See Footnote 3 of our Financial Statements on page 24 for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, we entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of our common stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of February 28, 2011 and May 31, 2010, respectively, the Company could potentially owe the two individuals referenced above common stock in the amount of 1,200,000 and 900,000 common shares, the cost of which is reflected as Accrued Stock Incentive Compensation at a cost of $ 1,717,000 and $1,180,000, respectively, with a corresponding increase to current assets included in deferred offering costs in connection with a stock rescission liability. However, the ultimate obligations or rights under the Contract are still being evaluated by the Company.

In addition, costs of $162,193, $335,574 and $876,423 which were originally reflected as consulting fees and payroll costs during the three and nine months ended February 28, 2010 and the period October 28, 2003 through February 28, 2010, respectively, have been reclassified to deferred offering costs increasing our current assets, in connection with a stock rescission liability, and to correspondingly reduce our loss and deficit for those periods.

Liquidity and Capital Resources

On February 28, 2011, we had working capital deficit of approximately $(4,482,000) as compared to a negative working capital of approximately $(3,007,000) on May 31, 2010.

Cash Flows

Cash used in operating activities of approximately $(1,348,000) during the nine months ended February 28, 2011 increased approximately $191,000 from approximately $(1,157,000) for the nine months ended February 28, 2010. The increase in the cash used in operating activities for the above periods was primarily attributable to the following:

•	Net loss increased approximately $1,214,000.

The above increases were partially offset by the following:

•	Stock-based compensation increased approximately $688,000 from 2010 to 2011.

•	Accounts payable, accrued interest payable, and accrued liabilities increased approximately $346,000.

There were no material changes in cash flows from investing activities from 2010 to the comparable period in 2011.

Cash flows provided by financing activities of approximately $1,128,000 during the nine months ended February 28, 2011 decreased approximately $755,000 from approximately $1,883,000 during 2010. The decrease in cash provided by financing activities for the above periods was attributable primarily to the decrease in proceeds from preferred stock issuances and treasury stock proceeds, offset by the increase in proceeds from common stock sales.

As shown in the accompanying Financial Statements, for the nine months ended February 28, 2011 and 2010, and since October 28, 2003 through February 28, 2011 the Company has had net losses of approximately $(2,613,000) and $(1,399,000) and $(14,252,000), respectively. As of February 28, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities and proceeds from notes payable. The Company intends on financing its future development activities and its working capital needs largely from the sale of its securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and proceeds from notes payable. From inception through February 28, 2011 we raised cash of approximately $6,696,000 from (net of offering costs) common stock and preferred stock financings and approximately $1,537,000 through the issuance notes payable.

Since October 28, 2003 through February 28, 2011, we have incurred $2,229,000 of research and development costs and approximately $13,739,000 in operating expenses.

We have incurred significant net losses and negative cash flows from operations since our inception. As of February 28, 2011, we had an accumulated deficit of approximately $(15,854,000) and negative working capital of approximately $(4,482,000).

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

Rescission Liability

The Company has recorded rescission liabilities of $5,173,000 as of February  28, 2011. These amounts represent the believed potential rescission liability as of the dates presented.

Item  3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of February 28, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2011 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 28, 2011, other than those described above that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2011, the Company sold 1,049,500 shares of restricted common stock at $1.00 per share. Additionally, the Company issued 150,000 shares at $1.23 per share in exchange for services rendered. In connection with the sales and issuance, the Company relied on the exemption provided by Section  4(2) of the Securities Act of 1933, as amended and Rule 506 under the Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 7, 2011).

10.1	Amendment Number 4 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 7, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2.	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

DATE: October 6, 2011	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 20, 2011).

10.1	Amendment Number 4 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 7, 2010.

31.1.	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.