Form 10-K
period 2011-05-31
CYTODYN INC
filed 2011-11-03
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Colorado	75-3056237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Crenshaw Lake Road, Lutz, Florida	33548
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes     ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,834,556 (as of November 30, 2010).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 1, 2011, the registrant had 22,290,982 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CYTODYN INC

FORM 10-K FOR THE YEAR ENDED MAY 31, 2011

THROUGHOUT THIS FILING, WE MAKE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “EXPECT,” “INTEND,” “PREDICT,” “PLAN,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “CONTINUE,” “COULD,” “MAY,” AND SIMILAR TERMS AND EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOWS. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE MARKET PENETRATION AND ATTRACT CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

PART I

Item 1.	Business.

Overview / Corporate History

CytoDyn Inc. (the “Company”), is a Colorado corporation, with its principal business office at 110 Crenshaw Lake Road, Lutz, Florida 33548; telephone: (813) 527-6969, facsimile: (813) 527-6970, and website address: www.cytodyn.com. We are a development stage biotechnology company (concept company) focused on discovering and developing a class of therapeutic monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection. In addition, we formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), which will explore the possible application of our existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus (“FIV”).

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

Until recently, our Cytolin-related patents were for a murine (mouse) version of the drug. In addition, all of our research on Cytolin to date has utilized the current murine (mouse) version of the drug. However, on September 23, 2011, the Company filed a provisional patent application in the United States for its humanized version of its lead product Cytolin®, a monoclonal antibody for the treatment of HIV Infection.

The Company is also exploring other antibodies as potential therapeutics for FIV. On June 17, 2011 the Company filed for a provisional patent in the United States for the use of these antibodies as well as selected small molecule antagonists and agonists for the treatment of FIV, a retroviral infection in cats. The Company anticipates it will apply to trademark this product under the name CytoFeline.

Research History of Cytolin(R) Compound

Allen D. Allen, the former Chairman of our Board of Directors, has been researching treatments for HIV and Acquired Immune Deficiency Syndrome (“AIDS”) since 1987. He received the three United States patents along with foreign counterpart patents described above, now licensed to the Company, which cover the use of certain antibodies for treating patients with HIV. Our leading drug candidate, Cytolin, is part of a class of drugs called monoclonal antibodies or “targeted therapies”, which target specific antigens on a cell or pathogen. Cytolin is based on a monoclonal antibody that binds to the cellular adhesion molecule LFA-1.

In 1993, six HIV-infected patients were treated with Cytolin. Blood and skin tests of these patients suggested that the antibody might be producing improvements in the immune function of each patient. Based on the results of this pilot study, a compassionate use trial was initiated. In this study a relatively small number of physicians in the United States administered Cytolin to their HIV-infected patients over two years. As results from this initial use became available, other physicians obtained and administered Cytolin to their patients as well. Four of the doctors using Cytolin allowed CytoDyn’s predecessor to send in an independent Institutional Review Board to inspect the medical records of approximately 200 patients treated with Cytolin once or twice a month over 18 months. Data were recorded and summarized and formed part of the material presented to the U.S. Food & Drug Administration (the “FDA”) as an early indication of the safety and potential efficacy of Cytolin.

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

Cytolin - Current Research

Under a Clinical Trial Agreement dated September 28, 2009 and as amended to date (the “Clinical Trial Agreement”), in exchange for a research grant by CytoDyn, Massachusetts General Hospital (“MGH”) in Boston, Massachusetts agreed to conduct an ex-vivo study of Cytolin in accordance with a study protocol entitled “An observational study to determine the in-vitro immunologic and virology activity of Cytolin” (the “Study”). In addition to providing financial support for the Study, CytoDyn agreed to provide MGH with supplies of Cytolin needed for the Study. Under the Clinical Trial Agreement, Eric S. Rosenberg, M.D. is designated as the Principal Investigator for the Study.

Human subjects have been recruited for the Study from Dr. Rosenberg’s clinic. The Study has enrolled 10 adults with early HIV infection and 10 healthy adults as the control arm, all of whom will be required to participate for six months. None of the patients enrolled in the study will receive injections of Cytolin; rather they will donate blood to allow one to examine the effects of Cytolin when it is added in the test tube to their peripheral blood mononuclear cells. In July, 2010, the enrollment closed and the Study began. The Study design and objectives are available to view at the government’s website at www.clinicaltrials.gov, ID NCT01048372. The public has online access to this federal database, which describes elements of clinical trials and their status. To review public records for the Study on the government’s website, enter “Cytolin” as the search term (case sensitive).

The Second amendment to the Clinical Trial Agreement provided that our research grant commitment for the Study would total $316,755. In March 2010, we agreed in a third amendment to the Clinical Trial Agreement to provide an additional $233,815 for the Study to enable the Principal Investigator to engage additional personnel. In December 2010, we further agreed in a fourth amendment to the Clinical Trial Agreement to provide an additional $25,000 for the Study. On May 20, 2011, we entered into a fifth amendment of the Clinical Trial Agreement with The General Hospital Corporation, d/b/a/ MGH to extend the Study enabling MGH Principal Investigator Eric Rosenberg, M.D., to further explore his initial findings regarding the potential mechanism of action of Cytolin to treat HIV-positive adults. Under the fifth amendment we agreed to pay MGH the remaining unpaid balance of $291,590 of the total research grant of $865,375 over the six month period beginning on May 20, 2011 and ending on November 20, 2011. While there are many factors that can delay clinical trial benchmarks, we anticipate that the Study may be completed by the end of 2011, although there is not a contractual obligation to do so in that timeframe.

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

Why Cytolin May Be a Unique Treatment for Early HIV Infection

During the past decade, significant improvements in the antiviral “cocktails” used to treat HIV/AIDS have transformed this once fatal disease into a chronic, manageable condition. These drugs are the ingredients of Highly Active Antiretroviral Therapy (HAART), which has saved countless lives and is well tolerated by most patients, although all drugs have side effects.

The current standard of treatment allows for withholding antiviral drugs until the disease has progressed to the point where the drugs are required to maintain a patient’s health, typically a period of about five years from initial infection. A chief reason for withholding treatment during the early years of HIV infection is that antiviral drugs attack the virus directly. As a result, natural selection promotes the evolution of HIV into species that are resistant to those drugs. If antiviral drugs were prescribed too early, then the virus might become resistant to those drugs, rendering them ineffective, by the time they were necessary to maintain a patient’s health. Additionally, other treatment regimens call for intermittent drug use to minimize toxicities from the anti-retroviral drugs. These treatment interruptions also can contribute to the generation of resistant viruses.

Because Cytolin is a monoclonal antibody, Cytolin can be administered either by intravenous infusion or subcutaneous injection. Cytolin binds to a normal cellular antigen called CD11a. This antigen is highly expressed on killer cells called cytotoxic T cells or CTLs. As first shown by Zarling, et al in 1990 (Journal of Immunology, vol. 144, page 2992), the ability of these killer T cells to indiscriminately destroy CD4 T cells was a trait thought to be unique to humans. It has been known since the beginning of the AIDS pandemic that a wholesale loss of CD4 T cells is the reason why individuals infected with HIV become susceptible to the opportunistic infections and cancers that characterize AIDS. Up until the 1990s when three independent studies proposed that the killer T cells might be contributing to the wholesale loss of CD4 T cells, the actual decline remained a mystery because the virus infects relatively few CD4 T cells. Cytolin was originally thought to act to prevent the wholesale destruction of helpful CD4 T cells by blocking the unwanted activity of an HIV-infected person’s own killer T cells. In compassionate use involving hundreds of patients treated for about two years, who were also simultaneously given access to antiretroviral drugs, Cytolin appeared to be well tolerated. Subsequent uncontrolled clinical trials showed that treatment also was associated with favorable results in selected markers of disease progression. Subsequent studies and analysis of the activity of Cytolin has shown that this antibody does not block Cytotoxic T cells. However, in addition to being expressed on CTLs, the CD11a protein has also been reported to be present on the surface of the HIV virion, presumably to assist in the infectious cycle of the virus. This opens the possibility that Cytolin may bind and neutralize HIV, providing a direct action against the virus in the bloodstream. The exact mechanism of action through which this antibody may exhibit antiviral activity is still under investigation.

With respect to the decline of CD4 cells after HIV infection, researchers have provided an alternate theory for the decline in CD4 T cells through a process of cellular suicide or cellular self-destruction called apoptosis. This process is initiated when the virus enters the target cells but does not complete its infectious cycle. In addition to CTLs, Cytolin also recognizes and binds to dendritic cells (DCs). These two types of immune cells are critical to the control of viral burden in HIV infected individuals. By binding to these cells, Cytolin appears to induce an antiviral activity that can impede infection of new cells and presumably lead to a reduction in viral burden. Since Cytolin targets a cellular protein, it potentially should not induce the expansion of resistant virus because its target protein is not under the genetic control of the virus. This is in contrast to the antiviral drugs that target viral proteins and thus allow for the generation of drug-resistant viruses. Research is currently underway to understand exactly how this antibody can disrupt HIV infection.

Monoclonal Antibodies

Cytolin is part of a class of drugs called monoclonal antibodies or “targeted therapies”. Monoclonal antibodies target specific antigens on a cell or pathogen. Advances in antibody production technologies, such as high productivity cell culture has enabled manufacturers to produce antibody products more cost-effectively than 20 years ago. Many monoclonal antibodies have been approved for marketing as therapeutics by the FDA, and a large number of monoclonal antibodies are currently under investigation in clinical trials. Other companies have monoclonal antibodies in clinical research to prevent or treat HIV/AIDS that are targeted towards the virus. Our monoclonal antibody is intended to treat HIV disease by targeting a cellular protein. The fact that this protein is highly expressed in killer T cells and DCs may allow Cytolin to act through some as yet to be discovered mechanism and indirectly or directly result in the suppression of viral replication, ultimately resulting in the sparing of CD4 T cells in humans infected with HIV.

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

Formation of CytoDyn Veterinary Medicine LLC

On May 16, 2011, we formed a wholly owned subsidiary, CVM, which will explore the possible application of our existing proprietary monoclonal antibody technology to the treatment of FIV. We view the formation of CVM and the exploration of the application of our existing proprietary monoclonal antibody technology to FIV as an effort to strategically diversify the use of our proprietary monoclonal antibody technology.

Manufacturing and Source for Raw Materials

We negotiated with a contract manufacturer, Vista Biologicals Corporation (“Vista”), to manufacture Cytolin suitable for use in our current ex vivo clinical trial of Cytolin at a cost of $565,000, all of which was paid by September 2008. In February 2010, we entered into a statement of work for the development of a humanized form of Cytolin® at a cost of $229,500. Vista entered into an assignment agreement with us to transfer all rights and title to certain inventions and applications to us in consideration for our forgiveness of certain disputed amounts under the contractual arrangements between the parties. There are ongoing negotiations related to the ultimate obligations of the Company and Vista under both the 2008 and 2010 contractual arrangements. Although a murine (mouse) version of Cytolin was used for previous human experience that included approximately 200 patients treated for up to two years, as well as an encouraging uncontrolled Phase I(b)/II(a) study, and our current ex-vivo clinical trial, the Company understands that a fully-humanized version is necessary for the controlled clinical trials that are expected to follow the previous ones. The Company expects to begin discussions with a contract lab to manufacture the proprietary version of the humanized antibody.

Patents and Trademarks

We have a License Agreement with Allen D. Allen, our former Chief Executive Officer and former Chairman of our Board of Directors that gives us the exclusive right to develop, market, and profit from his technology worldwide. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. We estimate the costs associated with these issued patents to be approximately $100,000 per year. On June 17, 2011 we filed for a provisional patent in the United States for the treatment of FIV, a retroviral infection in cats. We anticipate that we will apply to trademark this product under the name CytoFeline. On September 23, 2011, we filed a provisional patent application in the United States for our humanized version of its lead product Cytolin®, a monoclonal antibody for the treatment of HIV Infection.

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

In the United States, biological products have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling, import, export and safety reporting. The exercise of broad regulatory powers by the FDA through its Center for Devices and Radiological Health and its Center for Biological Evaluation and Research continues to result in increases in the amounts of testing and documentation for FDA clearance of current and new biologic products. The FDA can ban certain biological products; detain or seize adulterated or misbranded biological products; order repair, replacement or refund of these products; and require notification of health professionals and others with regard to biological products that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Federal Food, Drug and Cosmetic Act, as amended, or the Public Health Service Act pertaining to certain biological products or initiate action for criminal prosecution of such violations.

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

Registrational Clinical Trials Process

Described below is the traditional registrational drug development track. Under the Company’s current business plan, much of this initial work may be sponsored and conducted by MGH, or a different clinical trial research facility, as determined by us at some point in the future and different studies may also be explored. After these trials have been initiated, the Company could enter into a strategic alliance with a larger pharmaceutical company after development has progressed to a certain point. The Company is exploring all options available to determine the most cost effective implementation of the clinical trial process.

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

CytoDyn may fund clinical trials using venture capital or through the sale of our common stock or other equity securities, or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of Cytolin if approved. In the former case, and while the cost will be to some extent determined by the trial size, we currently estimate that we will need to provide additional humanized product, which we estimate will cost approximately $500,000. The Company intends to conduct one or more private placement offerings of common shares to secure the needed capital. We cannot estimate the cost of any potential follow up study or whether any of the planned private placement offerings will be successful.

While there are many factors that can delay clinical trial benchmarks, we anticipate that the Study may be completed by the end of 2011, although there is not a contractual obligation to do so in that timeframe.

Benchmark	Some Factors That Can Cause Delays+

Patient Outreach	Manufacturing Delays Documentation Delays IRB Delays Delays in Regulatory Review or Approval Force Majeure

Dose First Patient	Fill and Finish Delays Slower Than Expected Patient Enrollment Force Majeure

Lock Database - Begin Statistical Analysis	Slower Than Expected Patient Enrollment Clinical Hold Laboratory Error Protocol Deviation Force Majeure

Release Final Report	Additional Stratification Required Computer Hardware or Software Malfunction Force Majeure

+	There are other factors, known and unknown, such as unexpected financial hardships, that can cause delays.

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

Research and Development Costs

Our sponsored research and development expenses were $480,765, $328,775, and $2,229,468 in fiscal 2011, 2010 and for the period October 28, 2003 through May 31, 2011, respectively. We expect that research and development expenses will increase as we seek to expand development of our current and future product pipeline.

Employees

We have four full time employees, one part time employee, and a varying number of consultants engaged in management and product development. We are severely understaffed and will expand our employee force if we complete further financings. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.

Item 1A.	Risk Factors.

This item is not required for smaller reporting companies.

Item 2.	Properties.

Our principal offices were located at 1511 Third Street, Santa Fe, New Mexico 87505 for the fiscal year 2010. We leased approximately 1,200 square feet under a lease from September 1, 2010 until August 31, 2011 at $1,650 per month.

On June 7, 2011, the Board of Directors of the Company approved the relocation of the Company’s principal office to Lutz, Florida. Effective as of June 15, 2011, the principal office of the Company is now located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on a month-to-month basis which has been accruing at a cost of $1,650 per month since September 1, 2011. The building related to this lease is owned by Kenneth Van Ness, our President, Chief Executive Officer (“CEO”) and Chairman of the Board of Directors.

Item 3.	Legal Proceedings.

None.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Pink Sheets under the ticker symbol CYDY.

The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the Pink Sheets quotations system:

Price Range of Outstanding Common Stock

	$1.40	$1.40
Year Ended May 31, 2011	High	Low
First Quarter Ended August 31, 2010	$1.54	$0.75

Second Quarter Ended November 30, 2010	$1.40	$0.95

Third Quarter Ended February 28, 2011	$2.29	$1.15

Fourth Quarter Ended May 31, 2011	$4.40	$1.70

Year Ended May 31, 2010	High	Low
First Quarter Ended August 31, 2009	$0.74	$0.11

Second Quarter Ended November 30, 2009	$2.00	$0.50

Third Quarter Ended February 28, 2010	$2.07	$1.40

Fourth Quarter Ended May 31, 2010	$2.08	$0.60

Holders

The approximate number of record holders of our common stock on May 31, 2011 was approximately 1,036. This number includes shareholders that hold the shares in street name with Broker/Dealers. There have been no shares issued by the Company after May 31, 2011.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Management’s current policy is to retain earnings, if any, for use in our operations.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of May 31, 2011.

	3,976,500	3,976,500	3,976,500
Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,976,500	$1.40	3,625,500

Equity compensation plans not approved by security holders (1)	3,497,076	$1.27	0

Total	7,473,576	$1.34	3,625,500

(1)	Represents warrants issued by the Company (i) in connection with previous issuances of debt and previous private placements of the Company’s securities, and (ii) as consideration for certain consulting services provided to the Company, and also includes the issuance of options prior to the adoption of the 2004 Incentive Plan.

Recent Sales of Unregistered Securities

There were no sales of any of our equity securities during the three months ended May 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of any of our equity securities during the three months ended May 31, 2011.

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

Results of Operations

Results of operations for the year ended May 31, 2011 compared to May 31, 2010 are as follows:

For the years ended May 31, 2011 and 2010, we had no activities that produced revenues from operations.

For the year ended May 31, 2011, we had a net loss of approximately $(3,720,000) compared to a net loss of approximately $(3,359,000) for the corresponding period in 2010. For the year ended May 31, 2011 and 2010, we incurred operating expenses consisting primarily of stock-based compensation, accounting and consulting, research and development, salary, legal expenses, and various other expenses.

The operating expenses for the years ended May 31, 2011 and 2010 are as follows:

	2011	2010

Accounting and consulting	$274,000	$218,000
Stock-based compensation	1,186,000	1,740,000
Legal and accounting	689,000	42,000
Salaries	700,000	602,000
Research and development	481,000	329,000
Depreciation and amortization	3,000	2,000
Other	365,000	363,000

Total	$3,698,000	$3,296,000

Legal expenses increased approximately $647,000 related to fees incurred to understand the scope of the Company’s potential liability for common stock issued potentially in violation of federal and state securities laws, to determine the Company’s liability under certain employment contracts entered into by the Company, to amend and restate certain of the Company’s past financial statements, to amend and restate certain of the Company’s prior filings with the Securities and Exchange Commission (“SEC”) and to prepare and file numerous current required securities filings with the SEC to bring the Company up to date with its SEC filing obligations. Stock-based compensation decreased approximately $554,000 from $1,740,000 in 2010 to $1,186,000 in 2011 due to the Company’s significant stock option grants during 2010 that included a significant number of option grants with immediate vesting at the date of grant. The stock option grants with immediate vesting during 2010 increased stock-based compensation approximately $1.3 million in 2010. Additionally, during 2011 the Company granted common stock as well as common stock options that resulted in significant stock-based compensation during 2011. The Company expects to grant significant stock option grants in the future, and accordingly, the Company expects stock-based compensation to increase in the future. Salary expenses increased approximately $98,000 from $602,000 in 2010 to $700,000 in 2011 with the hiring of the Company’s CEO, chief financial officer (“CFO”), and controller in 2011. The increase was offset by the termination of the predecessor CEO and CFO during 2011. Accounting and consulting expenses increased with the Company’s restatements and additional SEC filings. The Company expects accounting and consulting expenses to stabilize when the Company becomes current on their SEC filings. The research and development expenses increased approximately $152,000 from fiscal year 2011 to 2010 in connection with our extension of our agreement with MGH for continuing research activities with respect to Cytolin. We expect research and development expenses to increase as our clinical trials progress.

Interest expense in 2011 related to convertible debt decreased to zero ($0) relative to 2010, which was $38,604, due to having previously fully amortized our beneficial conversion feature associated with the conversion option related to this debt. There was no beneficial conversion features associated with convertible debt during 2011. Interest expense related to interest on notes payable decreased approximately $3,400 from fiscal year 2011 to 2010, as we paid down certain notes during 2011.

Rescission Liability

The Company has recorded rescission liabilities for May 31, 2011 and May 31, 2010 of $4,851,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Financial Statements on page 47 for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, the Company entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010, the Company accrued $1,180,000 related to the Contract. Subsequent to the fiscal year ended May 31, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. See Footnote 3 of our Financial Statements on page 47 for further information.

The Company had been accruing stock compensation and deferred offering costs related to the Contract as described at Note 3. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

Liquidity and Capital Resources.

On May 31, 2011, we had negative working capital of $(5,022,000) as compared to a negative working capital of approximately $(3,007,000) on May 31, 2010.

Cash Flows

Net cash used in operating activities was approximately $1,821,000 during fiscal year 2011, which reflects an increase of approximately $52,000 from net cash used in operating activities of approximately $1,769,000 in 2010. The increase in the net cash used in operating activities for the above periods was primarily attributable to the following:

•	Net loss increased approximately $360,000.

The above increases were partially offset by the following:

•	Stock-based compensation decreased approximately $554,000 from 2010 to 2011; and

•	Accounts payable, accrued interest payable, and accrued liabilities increased approximately $900,000.

There were no other significant changes in cash used in operating activities from 2010 to 2011.

There were no material changes in cash flows from investing activities from 2010 to 2011.

Cash flows provided by financing activities of approximately $1,128,000 during fiscal year 2011 decreased approximately $1,080,000 from approximately $2,208,000 during 2010. The decrease in cash provided by financing activities for the above periods was attributable primarily to the decrease in proceeds from the preferred stock and treasury stock, offset partially by the increase in proceeds from the sale of common stock.

There were no other significant changes in cash provided by financing activities from 2010 to 2011.

As shown in the accompanying Financial Statements, for the year ended May 31, 2011 and 2010, and since October 28, 2003 through May 31, 2011 we incurred net losses of approximately $(3,720,000) and $(3,360,000) and $(15,358,000), respectively. As of May 31, 2011, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through May 31, 2011 we raised cash of approximately $6,083,000 (net of offering costs) through private placements of common and preferred stock financings and $1,537,000 through the issuance related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares.

Since October 28, 2003 through May 31, 2011, we have incurred approximately $2,230,000 of research and development costs and approximately $14,839,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of May 31, 2011, we had an accumulated deficit of approximately $(16,960,000) and negative working capital of approximately $(5,022,000).

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future. We currently do not have any significant material commitments related to capital expenditures. As described above, we do have material commitments related to our current Study (as defined above) of our product with MGH, and have potential obligations under our contracts with Vista.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is currently in the development stage with losses for all periods presented. As of May 31, 2011 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We estimated an amount that is a probable indicator of our rescission liability and will record rescission liabilities for May 31, 2011 and May 31, 2010 of $4,851,000 and $3,997,000,

respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Financial Statements on page 47 for further information.

The Company entered into the Contract, with Nader Pourhassan pursuant to which compensation was paid or accrued in view of a subsequent determination that these payments violated applicable securities laws. Such violations gave rise to the Company’s rescission obligation reflected in the Financial Statements. It was unclear whether the Company had any defenses to payment, whether the Company had any rights to recover payments made to Mr. Pourhassan or others at his direction or as contemplated in the Contract (including payments in the form of securities); or whether, even if the Company does have such rights, Mr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Mr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Mr. Pourhassan (and others under his direction).

The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010, the Company accrued $1,180,000 related to this agreement.

Subsequent to the fiscal year ended May 31, 2011, Dr. Pourhassan and the Company entered into the MRPSTA which relieves the Company of liability for any claims of compensation under the contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. See Footnote 3 of our Financial Statements on page 47 for further information.

The Company had been accruing stock compensation and deferred offering costs related to the Contract as described at Note 3. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CytoDyn Inc. (A Development Stage Company)

Lutz, Florida

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (a development stage company) as of May 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period from October 28, 2003 through May 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn Inc. as of May 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from October 28, 2003 through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $(3,719,688) for the year ended May 31, 2011, has a working capital deficit of 5,021,917, and has an accumulated deficit of $(16,960,294) from the date of inception through May 31, 2011, which raises a substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

November 3, 2011

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	May 31,
	2011	2010
Assets
Current Assets:
Cash	$2,818	$700,497
Restricted cash	1,035,000	—
Prepaid expenses	59,275	12,127
Deferred Offering Costs	876,423	1,823,879
Prepaid license fees	—	7,500

Total current assets	1,973,516	2,544,003
Furniture and equipment, net	5,374	3,549
Other Assets	15,748	23,975

	$1,994,638	$2,571,527

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$932,996	$178,956
Accrued liabilities	756	15,209
Accrued stock incentive compensation	—	1,180,000
Indebtedness to related parties - short-term portion	148,985	153,985
Accrued interest payable	26,696	25,575
Deposits on stock purchases	1,035,000	—
Stock rescission liability	4,851,000	3,997,000

Total current liabilities	6,995,433	5,550,725

Long-Term Liabilities
Accrued salaries - related party	—	229,500
Convertible notes payable, net	6,937	6,937

Total Liabilities	7,002,370	5,787,162

Shareholders’ (deficit):
Series B Convertible stock preferred stock, no par value; 400,000 shares authorized, 311,800 and 400,000 shares issued and outstanding at May 31, 2011 and 2010, respectively	1,566,016	2,009,000
Common stock, no par value; 100,000,000 shares authorized, 22,290,982 and 19,875,895 outstanding at May 31, 2011 and 2010, respectively; 22,490,982 and 20,075,895 issued at May 31, 2011 and May 31, 2010, respectively	9,147,325	7,145,304
Additional paid-in capital	5,877,141	4,703,875
Common and Preferred stock subject to rescission	(4,851,000)	(3,997,000)
Treasury stock, at cost, 200,000 shares held at May 31, 2011 and 2010, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	313,080	313,080
Prepaid stock for services	—	(49,288)
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(15,358,382)	(11,638,694)

Total shareholders’ (deficit)	(5,007,732)	(3,215,635)

	$1,994,638	$2,571,527

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

			October 28, 2003 through May 31, 2011
	Year ended May 31,
	2011	2010
Operating expenses:
General and administrative	$2,525,661	$2,923,736	$11,007,415
Amortization / depreciation	2,880	2,077	180,849
Research and development	480,765	328,775	2,229,468
Legal fees	688,933	41,795	1,421,502

Total operating expenses	3,698,239	3,296,383	14,839,234

Operating loss	(3,698,239)	(3,296,383)	(14,839,234)

Interest income	—	—	1,627
Extinguishment of debt	—	—	337,342

Interest expense:
Interest on convertible debt	—	(38,604)	(734,863)
Interest on notes payable	(21,449)	(24,878)	(123,254)

Loss before income taxes	(3,719,688)	(3,359,865)	(15,358,382)

Income tax provision	—	—	—

Net loss	$(3,719,688)	$(3,359,865)	$(15,358,382)

Constructive preferred stock dividends	$—	(6,000,000)	(6,000,000)

Convertible preferred stock dividends	$(8,550)	$—	$(8,550)

Net loss applicable to common shareholders	$(3,728,238)	$(9,359,865)	$(21,366,932)

Basic and diluted loss per share	$(0.18)	$(0.49)	$(1.67)

Basic and diluted weighted average common shares outstanding	21,076,430	18,999,234	12,829,828

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

	Preferred Stock		Common Stock		Additional	Subject to
	Shares	Amount	Shares	Amount	Paid-In Capital	Recession
Balance at October 28, 2003, following recapitalization	—	—	6,252,640	$1,425,334	23,502	—

February through April 2004, sale of common stock less offering costs of $54,000 ($.30/share)	—	—	1,800,000	486,000	—	—

February 2004, shares issued to former officer as payment for working capital advance ($.30/share)	—	—	16,667	5,000	—	—

Net loss at year ended May 31, 2004	—	—	—	—	—	—

Balance at May 31, 2004	—	—	8,069,307	1,916,334	23,502	—

July 2004, capital contribution by an officer —	—	—	—	—	512	—

November 2004, common stock warrants granted	—	—	—	—	11,928	—

February 2005, capital contribution by an officer	—	—	—	—	5,000	—

Net loss at year ended May 31, 2005	—	—	—	—	—	—

Balance at May 31, 2005	—	—	8,069,307	1,916,334	40,942	—

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

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

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital

June through July 2005, sale of common stock less offering costs of $27,867($.75/share)	—	—	289,890	189,550	—

August 2005, common shares issued to extinguish promissory notes payable and related interest ($.75/share)	—	—	160,110	120,082	—

May 2006, common shares issued to extinguish convertible debt	—	—	350,000	437,500	—

November 2005, 94,500 warrants exercised ($.30/share)	—	—	94,500	28,350	—

January through April 2006, common shares issued for prepaid services	—	—	183,857	370,750	—

Amortization of prepaid stock services	—	—	—	—	—

January through May 2006, warrants issued with convertible debt	—	—	—	—	274,950

January through May 2006, beneficial conversion feature of convertible debt	—	—	—	—	234,550

March through May 2006, stock options granted to consultants	—	—	—	—	687,726

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

Period October 28, 2003 through May 31, 2011

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

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage
	Shares	Amount					Total

Conversion of preferred Stock to common stock	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,671,118

Original issue discount convertible debt with beneficial conversion feature	—	—	—	—	—	—	38,604

Expiration of rescission liabilities	—	—	—	—	—	—	903,550

Repurchase of common stock ($.28/share)	(1,200,000)	(336,000)	—	—	—	—	(336,000)

Repurchase of common stock ($.50/share)	(200,000)	(100,000)	—	—	—	—	(100,000)

Stock issued for cash ($.50/share)	550,000	154,000	123,000	—	—	—	—

Stock issued for services ($1.45/share)	81,580	22,842	95,449	(118,291)	—	—	—

Stock issued for cash ($.50/per share)	568,420	159,158	94,631	—	—	—	—

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

	Preferred Stock		Common Stock		Additional Paid-In Capital	Rescission Amount
	Shares	Amount	Shares	Amount
Amortization of prepaid Stock for services	—	—	—	—	—	—

Series B Convertible Preferred stock issued for cash ($5.00/share)	400,000	2,009,000	—	—	—	(2,009,000)

Net Loss, ended May 31, 2010	—	—	—	—	—	—

Balance at May 31, 2010	400,000	$2,009,000	20,075,895	$7,145,304	$4,703,875	$(3,997,000)

Conversion of Series B Convertible Preferred Stock to Common Stock	(88,200)	(442,984)	882,000	442,984	—	—

Stock issued for services ($1.23/share)	—	—	150,000	184,500	—	—

Capital contribution	—	—	—	—	229,500	—

Stock issued for cash ($1.00/share)	—	—	1,365,987	1,365,987	—	(1,365,987)

Series B Convertible Preferred Stock dividends	—	—	17,100	8,550	(8,550)	—

Stock based compensation	—	—	—	—	952,316	—

Rescission expirations and exclusions	—	—	—	—	—	511,987

Amortization of prepaid stock for services	—	—	—	—	—	—

Net Loss, ended May 31, 2011	—	—	—	—	—	—

Balance at May 31, 2011	311,800	$1,566,016	22,490,982	$9,147,325	$5,877,141	$(4,851,000)

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2011

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Accumulated During Development Stage	Total
	Shares	Amount
Amortization of prepaid Stock for services	—	—	—	69,003	—	—	69,003

Series B Convertible Preferred stock issued For cash ($5.00/share)	—	—	—	—	—	—	—

Net Loss, ended May 31, 2010	—	—	—	—	—	(3,359,865)	(3,359,865)

Balance at May 31, 2010	(200,000)	$(100,000)	$313,080	$(49,288)	$(1,601,912)	$(11,638,694)	$(3,215,635)

Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	—	—	—	—	—

Stock issued for services ($1.23/share)	—	—	—	—	—	—	184,500

Capital contribution	—	—	—	—	—	—	229,500

Stock issued for cash ($1.00/share)	—	—	—	—	—	—	—

Stock-based compensation (unaudited)	—	—	—	—	—	—	952,316

Rescission expirations and exclusions (unaudited)	—	—	—	—	—	—	511,987

Amortization of prepaid Stock for services	—	—	—	49,288	—	—	49,288

Net Loss, ended May 31, 2011	—	—	—	—	—	(3,719,688)	(3,719,688)

Balance at May 31, 2011	(200,000)	$(100,000)	$313,080	—	$(1,601,912)	$(15,358,382)	$(5,007,732)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended May 31		October 28, 2003 through 2/28/2011
	2011	2010

Cash flows from operating activities
Net loss	$(3,719,688)	$(3,359,865)	$(15,358,382)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	2,880	2,077	180,849
Amortization of original issue discount	—	38,604	717,202
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation	1,186,104	1,740,121	5,720,125
Changes in current assets and liabilities:
Accrued legal settlement	—	(25,000)	—
Decrease in prepaid expenses	(39,648)	(12,127)	(59,275)
Decrease in other assets	8,227	5,786	(15,748)
Increase in accounts payable, accrued interest and accrued liabilities	740,708	(158,927)	1,259,904

Net cash used in operating activities	(1,821,417)	(1,769,331)	(7,618,268)

Cash flows from investing activities:
Furniture and equipment purchases	(4,705)	(3,663)	(21,083)

Net cash used in investing activities	(4,705)	(3,663)	(21,083)

Cash flows from financing activities:
Capital contributions by executive	—	—	14,412
Proceeds from notes payable to related parties	—	3,000	705,649
Payments on notes payable to related parties	(5,000)	(40,000)	(165,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	(27,500)	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	1,365,987	588,990	4,545,048
Proceeds from Series B preferred stock	—	2,009,000	2,009,000
Purchase of treasury stock	—	(436,000)	(436,000)
Proceeds from sale of treasury stock	—	559,210	559,210
Deferred offering cost	(232,544)	(448,729)	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	1,128,443	2,207,971	7,638,931

Net change in cash	(697,679)	434,977	(420)

Cash, beginning of period	700,497	265,520	3,238

Cash, end of period	$2,818	$700,497	$2,818

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$21,128	$—	$24,164

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended May 31,		October 28, 2003 through May 31, 2011
	2011	2010
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$125,500	$245,582

Common stock issued for accrued interest payable	$—	$20,956	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$38,604	$719,266

Common stock issued for preferred stock	$—	$167,500	$167,500

Treasury stock issued for prepaid services	$—	$118,291	$118,291

Common Stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$854,000	$3,997,000	$4,851,000

Accrued stock incentive and deferred offering costs	$537,000	$1,180,000	$1,717,000

Common stock issued for Series B preferred stock	$442,984	$—	$442,984

Series B preferred stock dividends	$8,550	$—	$8,550

Accrued salaries related party contributed as capital	$229,500	$—	$229,500

Reversal of accrued stock incentive and deferred offering costs	$1,717,000	$—	$1,717,000

Constructive dividend	$—	$6,000,000	$6,000,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

1 - Organization

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation (“Rexray”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, we acquired assets related to our leading drug candidate, Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. As consideration for the intellectual property and trademarks we paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

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

CytoDyn Inc., discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV and Acquired Immune Deficiency Syndrome (“AIDS”).

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), which will explore the possible application of the Company’s existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus (“FIV”). The Company views the formation of CVM and the exploration of the application of its existing proprietary monoclonal antibody technology to FIV as an effort to strategically diversify the use of its proprietary monoclonal antibody technology.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $3,719,688 for the period ended May 31, 2011, has an accumulated deficit of $19,960,294, and a working capital deficit of $5,021,917 as of May 31, 2011. As of November 3, 2011 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

Cash and Restricted Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of May 31, 2011 or May 31, 2010. Cash and cash equivalents are maintained at financial

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at May 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and out non-interest bearing cash balances may again exceed federally insured limits.

As of May 31, 2011, the Company had $1,035,000 in restricted cash related to deposits received for common stock purchases. The Company has recorded these deposits as a current liability due to the rescission liability that was in effect at the time the deposits were received (see Note 3 on page 47 for discussion of the rescission liability).

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for years ended May 31, 2011 and 2010, and for the period October 28, 2003 to May 31, 2011.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At May 31, 2011 and May 31, 2010, the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

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

U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of May 31, 2011 and May 31, 2010.

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $876,000 and $1,824,000 in deferred offering costs as of May 31, 2011 and May 31, 2010, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

Stock for Services

The Company issues common stock, warrants and common stock options to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (i) the date at which the counterparty’s performance is complete.

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,473,576, 7,660,176 and 7,473,576 shares of common stock were not included in the computation of diluted weighted average common shares outstanding for the periods ended May 31, 2011, 2010 and for the period October 28, 2003 to May 31, 2011 respectively, as inclusion would be anti-dilutive for these periods. Additionally, 311,800 shares of Series B convertible stock can potentially convert into 3,118,000 shares of common stock, and 1,035,000 shares of common stock may be potentially issued related to deposits on common stock purchases.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at May 31, 2011 or 2010 and since the date of adoption. The Company has not recognized interest

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2007.

3 - Recession Liabilities and Accrued Stock Incentive Compensation

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

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company as of the date of filing this Form 10-K. These investor Claims could include approximately $4.85 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that may not be currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course and is currently seeking to obtain a Letter of Credit to provide the Company the financial ability with respect to any potential Claims. As of the date of this Form 10-K, the Company has been notified by one Investor regarding such investor’s intent to seek rescission in the amount of $10,000.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for May 31, 2011 and May 31, 2010 of $4,851,000 and $3,997,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

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

The Company entered into a seven year Personal Services Agreement on August 4, 2008 (the “Contract”), with Nader Pourhassan pursuant to which compensation was paid or accrued in view of a subsequent determination that these payments violated applicable securities laws. Such violations gave rise to the Company’s rescission obligation reflected in the Financial Statements. It was unclear whether the Company had any defenses to payment, whether the Company had any rights to recover payments made to Mr. Pourhassan or others at his direction or as contemplated in the Contract (including payments in the form of securities); or whether, even if the Company does have such rights, Mr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Mr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Mr. Pourhassan (and others under his direction).

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010, the Company accrued $1,180,000 related to this agreement. However, please see the Footnote 11 - Subsequent Events on page 55 for further information concerning the Company’s obligations under the Contract.

In addition, costs of approximately $233,000, $377,000, and $876,000 which were originally reflected as consulting expenses and payroll costs during the periods ended May 31, 2011, 2010, and for the period October 28, 2003 through May 31, 2011, respectively, have been reclassed to deferred offering costs increasing current assets and decreasing expenses in these periods.

4 - Convertible Instruments

In July, 2009, the Company amended certain promissory notes into convertible notes that can be converted into shares of common stock. The notes had a fixed conversion price of $.45 per share. During the nine months ended February 28, 2010, $146,456 in notes and accrued interest converted into 325,458 shares of common stock. At the commitment date, the conversion option associated with the notes was deemed to have a beneficial conversion feature (BCF), and the Company recorded a BCF of $38,604 as a debt discount and corresponding increase to additional paid-in-capital. For the years ended May 31, 2011 and 2010, the Company recorded $-0- and $38,604 in interest expenses as the debt discount was fully amortized upon the conversion of the notes into common stock.

In June, 2009, an investor converted 100,000 shares of Series A Preferred stock into 2,356,142 shares of restricted common stock. At the commitment date, there was no beneficial conversion feature associated with the convertible preferred stock, and accordingly, no constructive dividend was recorded by the Company.

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $2,009,000. During the period ended May 31, 2011, 88,200 shares of the Series B were converted into 882,000 shares of common stock. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

5 - Stock Options and Warrants

The Company has one stock-based equity plan at May 31, 2011. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of May 31, 2011 the Company had 3,625,500 shares available for future stock option grants under the Plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2011 and 2010:

	2011	2010

Risk free rate	0.74%	1.67%
Dividend yield	—	—
Volatility	106%	125.0%
Expected term	6.25 years	3 years

Net cash proceeds from the exercise of stock options and warrants were $0 and $0 for the periods ended May 31, 2011 and May 31, 2010, respectively and approximately $28,000 for the period October 28, 2003 to May 31, 2011.

Compensation expense related to stock options and warrants was approximately $952,000, and $1,671,000 for the periods ended May 31, 2011 and 2010, respectively. During 2011 and 2010, the Company granted 550,000 and 2,566,000 options to employees, consultants and directors, which were valued and recorded as compensation expense above. Additionally, the Company granted 0 and 118,200 of warrants in conjunction with the issuance of common stock. All options and warrants granted during 2011 and 2010 were granted outside of the Plan.

The grant date fair value of options and warrants vested during the periods ended May 31, 2011 and 2010 was approximately $895,000 and $1,662,000, respectively. The weighted average grant date fair value of options and warrants granted during the periods ended May 31, 2011 and 2010 was $.97 and $1.40 respectively. As of May 31, 2011, there was approximately $1,810,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.27 years.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

The following table represents stock option and warrants activity for the periods ended May 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2009	4,975,976	$1.18	5.37	164,500

Granted	2,684,200	$1.86	—	—
Exercised	—	—	—	—
Forfeited/expired/cancelled	—	—	—	—

Options and warrants outstanding - May 31, 2010	7,660,176	$1.42	5.41	2,761,129
Granted	550,000	$1.19	—	—
Exercised	(18,000)	$1.20	—	—
Forfeited/expired/cancelled	(718,600)	$2.13	—	—

Options and warrants outstanding May 31, 2011	7,473,576	$1.34	3.84	10,495,913

Exercisable - May 31, 2011	5,992,187	$1.25	3.55	8,933,116

6 - Stock issued for services and cash Treasury stock

During fiscal year 2010 the Company acquired 1,200,000 and 200,000 shares of common stock at $.28 and $.50 per share, respectively. The shares were included at cost as part of the Company’s treasury stock. During fiscal year 2010, the Company reissued 1,118,420 treasury shares at $.50 per share, and realized net cash proceeds of approximately $531,000, net of approximately $28,000 in offering costs. The excess proceeds received related to the reissuance of treasury stock at cost is included as treasury stock additional paid-in capital. As of May 31, 2011, approximately $313,080 is included in equity as treasury stock additional paid-in capital, with approximately $100,000 included as a contra-equity for treasury stock acquired at cost. There were no treasury stock transactions during fiscal year 2011.

Additionally, during fiscal year 2010, the Company reissued 81,580 shares of treasury stock for certain consulting services at $1.45 per share, which represented the fair market value of the Company’s common stock at the commitment date. The prepaid stock services are amortized over the life of the consulting agreement, and during fiscal years 2011 and 2010, the Company recognized approximately $49,000 and $69,000, respectively in consulting expense related to this consulting agreement.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

Common stock

During the fiscal year 2011, the Company issued 1,365,987 shares of common stock at $1.00 per share, and realized cash proceeds of approximately $1,365,987 (See Note 3 for rescission liability and deferred offering costs related to this transaction). During 2011, the Company issued 150,000 shares of common stock at $1.23 per share to an executive of the Company for past services. The Company recognized approximately $184,000 in compensation expense based on the fair market value of the Company’s common stock at the issuance date.

7 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

8 - Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2011 and 2010, and for the period ended October 28, 2003 through May 31, 2011.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows for all periods presented:

	2011	2010

Income tax provision at statutory rate	34.0%	34.0%
State income taxes, net	5.1	3.2
Rate change	5.3	—
Other	3.6	(1.1)
Valuation allowance	(48.0)	(36.1)

	0.0%	0.0%

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2011 and 2010:

	2011	2010
Deferred tax asset (liability) current:
Accrued salary and expenses	$10,500	$97,000
Warrant amortization	(800)	(800)
Valuation allowance	(9,700)	(96,200)

Deferred tax asset (liability) non-current	$-0-	$0

Net operating loss	$4,112,700	$2,779,000

Expense on non-qualified stock options and OID amortization	1,450,000	943,000
Other	58,000	26,500
Valuation allowance	$(5,620,700)	$(3,748,500)

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

At May 31, 2011, the Company had available net operating loss carryforwards of approximately $10,758,300 which expire beginning in 2022.

9 - Commitments and Contingencies

On December 6, 2010, the Company’s Board of Directors elected Kenneth J. Van Ness, to serve as the Company’s President and Chief Executive Officer. At that time, the Company’s Compensation Committee approved bonuses to be paid to Mr. Van Ness as follows:

•	On March 31, 2011 if the Company has over $1,000,000 in cash Mr. Van Ness will receive a bonus of $50,000.

•	On June 30, 2011 if the Company has over $1,500,000 in cash Mr. Van Ness will receive a bonus of $50,000.

•	On September 30, 2011 if the Company has over $2,000,000 in cash Mr. Van Ness will receive a bonus of $50,000.

•	On December 31, 2011 if the Company has over $3,000,000 in cash Mr. Van Ness will receive a bonus of $50,000.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

The bonuses are retroactive if the cash goals are received in a later quarter. Additionally, Mr. Van Ness is to receive a bonus of 5% for any funds raised during the calendar year 2011 above $5,000,000 with a maximum cap of $500,000.

As of May 31, 2011 and the date of the filing of this Form 10-K, no bonuses have been earned by or paid to Mr. Van Ness.

Subsequent to May 31, 2011, the Company was made aware of certain claims asserted by individuals and certain vendors concerning services previously provided to the Company. The Company is in the process of negotiating settlements related to these claims, and the Company expects any settlement consideration to be in the form of stock options or equity consideration. However, the Company at this time cannot reasonably estimate a range of the settlement consideration, and accordingly, has not accrued for this contingency as of May 31, 2011.

On May 24, 2011, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into an amendment to their September 28, 2009 Clinical Trial Agreement to extend the original study entitled, “An observational study to determine the in-vitro immunologic and virology activity of Cytolin”. The Amendment enables MGH Principal Investigator Eric Rosenberg, M.D. to further explore his initial findings regarding the potential mechanism of action of Cytolin to treat HIV-positive adults. The Company has agreed to pay MGH the remaining unpaid balance of $291,590 of the total research grant of $865,375 over the next six months, at which point the Company currently anticipates the extended study will be complete, although there is not a contractual obligation to do so in that timeframe.

10 - Related Party Transactions

A director provided legal services to the Company over the past several years. As of May 31, 2011 the Company owed the director $38,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of May 31, 2011. During fiscal year 2011, the Company made cash payments of $5,000. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of May 31, 2011 the note is past due.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. These notes are currently past due. As of May 31, 2011, the balance in the notes is $110,000. The Company has classified the balance as short-term obligation as of May 31, 2011, as the Company’s intention is to pay the note completely in the next twelve months.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2011

In July, 2010, three executives of the Company forgave approximately $230,000 in accrued salaries that are included as additional paid-in capital as of May 31, 2011.

We use on a month-to-month basis a portion of a building owned by Kenneth J. Van Ness, our President, Chief Executive Officer, and Chairman of the Board of Directors, our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on a month-to-month basis which has been accruing at a cost of $1,650 per month since September 1, 2011.

11 - Subsequent Events

On June 17, 2011 the Company filed for a provisional patent in the United States for the treatment of FIV, a retroviral infection in cats. The Company anticipates it will apply to trademark this product under the name CytoFeline.

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

On September 23, 2011, the Company announced that it has filed a provisional patent application for its humanized version of its lead product Cytolin®, a monoclonal antibody for the treatment of HIV Infection.

On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. See Footnote 3 of our Financial Statements on page 48 for further information. The Company had been accruing stock compensation and deferred offering costs related to the Contract as described at Note 3. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2011 as a result of the material weakness in internal control over financial reporting discussed below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2011 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company’s limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

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

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended May 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of October 1, 2011, the following persons acted as the Directors and Executive Officers of the Company.

Name	Age	Position(s)

Kenneth J. Van Ness	59	Chairman of the Board of Directors, President and Chief Executive Officer

Andrew T. Libby, Jr.	62	Chief Financial Officer and Corporate Secretary

Gregory A. Gould, CPA	45	Director

Ronald J. Tropp, Esq.	67	Director

George F. Dembow	78	Director

Jordan Naydenov	50	Director

Kenneth J. Van Ness. In June 2010, Mr. Van Ness was elected to serve on the Company’s Board of Directors. On December 6, 2010 Mr. Van Ness was elected by the Board of Directors to serve as the Company’s President and Chief Executive Officer. Mr. Van Ness was appointed as the Chairman of the Board of Directors for the Company on July 22, 2011. Prior to joining the Company, in the past decade he had focused as a merchant mortgage banker and investor. Currently he is managing director of Greenwood Hudson Portfolio LLC and of Technology Capital Services. These companies are comprised of investments in over 20 public companies. In addition to these companies, Mr. Van Ness has been a managing director of Hudson Pointe LLC, Debuel Development LLC, Grande Villas LLC and Grande Estates LLC since 2006, and Greenwood Management since 1997. During the past 25 years he has held various “C-level” positions (positions at the highest level of management), including as Chairman, Chief Executive Officer, Chief Operating Officer, and Managing Director, in both domestic and international public and private companies, including, without limitation, as Chief Operating Officer of International Division of Royal Resorts, Managing Director of Buena Vista Hospitality, Chairman and Chief Executive Officer of International Resort Services, Managing Director of Medallion Mortgage and Financial Services, Managing Director Bankers Financial, and Chief Marketing Officer of Lasergate Systems. His responsibilities combined senior management positions with profitability, marketing, operations, staff and investor relations oversight. Throughout his career he has participated in equity and debt transactions in excess of $500M. In addition, Mr. Van Ness provided consulting services to real estate investors with complex financial challenges. Mr. Van Ness received his Bachelor of Science degree from the University of Florida in 1973.

Andrew T. Libby, Jr. On April 8, 2011, the Board of Directors of the Company appointed Mr. Libby to serve as the Company’s Chief Financial Officer and to serve as Corporate Secretary. Mr. Libby, has served, and will continue to serve, as the Senior Vice-President and Chief Financial Officer of the Tampa Housing Authority (“THA”) since February 2007 (he also served THA in the same capacity from September 2003 to April 2005). From April 2005 until his return to THA in 2007, Mr. Libby was the President of Financial Management Consultants, Inc., a consulting firm specializing in accounting, financial consulting and strategic planning for rapid growth pharmaceutical, nutritional research and vitamin distribution companies in Florida, Alabama, Nevada and California. Mr. Libby brings 35 years of diverse professional experience in managing financial and operational aspects of both private and public companies. Mr. Libby received an MBA and Post-Graduate Certificate in Accounting from the University of Tampa and BA degrees in both Accounting and Management from the University of South Florida. He also holds an active license in Florida as a Certified Public Accountant and is a Certified Internal Auditor.

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

We are aware of eight people who, during the fiscal year ending May 2010 and May 2011 were officers, directors or 10% holders and who failed to file, on a timely basis, reports required by Section 16, as follows:

Allen D. Allen, our former Chief Executive Officer and former Chairman of the Board of Directors, failed to file Form 4s to report 5 separate stock option grants from 2006 through 2010. We can not verify whether Mr. Allen has failed to report any additional transactions.

Corinne Allen, our former Chief Financial Officer, failed to file Form 4s to report 5 separate stock option grants from 2006 through 2010. We can not verify whether Ms. Allen has failed to report any additional transactions.

Nader Pourhassan, our former Chief Operating Officer, failed to file Form 4s to report the following: a) approximately 25 Form 4s to report 42 transactions during 2008, b) approximately 18 Form 4s to report 27 transaction during 2009, c) approximately 19 Form 4s to report 28 transaction during 2010, and d) approximately 5 Form 4s to report 6 transactions during 2011. In addition, Nader Pourhassan has not filed a report on Form 3 - Initial Statement of Beneficial Ownership of Securities (“Form 3”), as required under Section 16(a) of the Exchange Act. Each of the filing deficiencies has since been corrected.

Ken Van Ness, our current President and Chief Executive Officer and Chairman of our Board of Directors, failed to file Form 4s to report the following: a) approximately 13 Form 4s to report 16 transactions in 2009 and b) 4 Form 4s to report 5 transactions in 2010. In addition, Ken Van Ness filed his initial Form 3 late. Each of the filing deficiencies has since been corrected.

Gregory A. Gould, a director failed to file Form 4s to report 5 separate stock option grants from 2006 through 2010. Each of the filing deficiencies has since been corrected.

Ronald J. Tropp, a director failed to file Form 4s to report 4 separate stock option grants from 2006 through 2010. Each of the filing deficiencies has since been corrected.

George F. Dembow, a director failed to file Form 4s to report 2 separate stock option grants during 2008 and 2010 and a Form 4 to report the acquisition of preferred stock in 2009. Each of the filing deficiencies has since been corrected.

Jordan Naydenov, a director failed to file a Form 4 to report a stock option grant in 2010 and a Form 4 to report the acquisition of preferred stock in 2010. Each of the filing deficiencies has since been corrected.

Andrew T. Libby, Jr., our Chief Financial Officer and Corporate Secretary, filed his Form 3 late.

Code of Ethics.

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer and Controller (or persons performing similar functions)), as well as a Code of Business Conduct and an Insider Trading Policy for the Company. These can all be found on our website at www.cytodyn.com.

Audit Committee

A new Audit Committee Charter was adopted by the Board of Directors and became effective on November 2, 2011. Our Audit Committee Charter can be found on our website at www.cytodyn.com. The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Board of Directors resolved to establish an audit committee of the Board of Directors composed of Board members Gregory A. Gould, CPA, George F. Dembow and Ronald J. Tropp. One of the members of the audit committee, Mr. Gould, is a “financial expert” as defined in Regulation S-B Item 401(e)(1)(ii)(2), and he is the only independent member of the Audit Committee at this time. Mr. Dembow and Mr. Tropp, the other members of our Audit Committee are not independent. The Nasdaq Stock Market Rules (the “NASDAQ Rules”) state that the Audit Committee must have at least three members, each of whom is independent. As discussed in Item 13 “Certain Relationships and Related Transactions and Director Independence” below, the Company has outstanding indebtedness owed to Mr. Dembow in the form of interest-bearing promissory notes. The Board considered the indebtedness when evaluating Mr. Dembow’s independence, and determined that it constitutes a relationship, which, in the opinion of the Board, which would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. The Board previously believed Mr. Tropp to be independent; however the Board has since reevaluated the independence of Mr. Tropp based on outstanding legal service fees owed by the Company to Mr. Tropp, and the Board has determined that Mr. Tropp is not independent under the NASDAQ Rules. The Board is currently evaluating the composition of the Audit Committee and seeking additional or replacement members who meet the requirements of the NASDAQ Rules.

Item 11.	Executive Compensation

The following table provides an overview of compensation that CytoDyn paid to the named executive officers (“Executive Officers”) for the fiscal years ended May 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)(5)	Option Awards (f)(6)	All other Compensation (i)(7)	Total (j)

Kenneth J. Van Ness,	5/31/2010	—	—	—	—	—
President & Chief Executive Officer (CEO) (1)	5/31/2011	97,500	—	—	509,000	1,250	607,750

Allen D. Allen,	5/31/2010	200,000	27,250	—	426,000	2,063	655,313
Former President & CEO (2)	5/31/2011	200,000	—	—	—	6,000	206,000

Corinne Allen,	5/31/2010	150,000	41,533	—	426,000	1,500	619,033
Former CFO (3)	5/31/2011	119,531	—	—	—	4,107	123,638

Nader Z. Pourhassan,	5/31/2010	200,000	50,800	—	426,000	—	676,800
COO (4)	5/31/2011	200,000	—	184,500	—	500	385,000

(1)	On December 6, 2010 Mr. Van Ness was elected by the Board of Directors to serve as the Company’s President and Chief Executive Officer. The Company’s Compensation Committee approved an annual base salary of $200,000 to be paid semimonthly.
(2)	In April 2010, Mr. Allen’s annual salary of $200,000, to be paid semimonthly, was approved by the Board of Directors. On December 6, 2010, Mr. Allen voluntarily resigned as the Company’s President and Chief Executive Officer and was elected by the Company’s Board of Directors as the Company’s Chief Technical Officer. In June 2011, Mr. Allen resigned as the Company’s Chief Technical Officer. There was no Employment Agreement with Mr. Allen.
(3)	In April 2010, Ms. Allen’s annual salary of $150,000, to be paid semimonthly, was approved by the Board of Directors. On March 17, 2011, Ms. Allen resigned as the Company’s Chief Financial Officer. There was no Employment Agreement with Ms. Allen.
(4)	Dr. Pourhassan entered into a personal services agreement with the Company in August 2008 for seven years. His annual base salary in fiscal 2010 was $200,000. Mr. Pourhassan is no longer serving as the Chief Operating Officer of the Company at the time of the filing of this report. Please see Footnote 11- Subsequent Events on page 55 for further information on Mr. Pourhassan’s new position with the Company.
(5)	The figure reflected for Dr. Pourhassan does not include the stock awards or other monies paid to the individuals set forth in Dr. Pourhassan’s personal services agreement as disclosed in Footnote 3 of our Financial Statements on page 47. Please see Footnote 11- Subsequent Events on page 55 for further information on Mr. Pourhassan’s new position with the Company.
(6)	Stock awards and option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as reflected and discussed under “Stock Options and Warrants” in the Notes to the Financial Statements.
(7)	The “All Other Compensation” column includes (i) the Company’s contributions to the CytoDyn Inc. 401(k) Profit Sharing Plan during the 2010 and 2011 fiscal years, and (ii) the Company’s contribution in the amount of $520.85 to Ms. Allen’s Flexible Spending Account during the 2011 fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable for each of our named executive officers as of May 31, 2011. Stock awards and option awards represent the grant date fair value of the awards pursuant to FASB Topic 718.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) un-exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Kenneth J. Van Ness	16,667	508,333	—	$1.19 - $1.20	2020	—	—	—	—

Allen D. Allen	508,333	166,667	—	$0.72 - $2.95	2014 - 2017	—	—	—	—

Corinne Allen	508,333	166,667	—	$0.72 - $2.95	2014 - 2017	—	—	—	—

Nader Z. Pourhassan	133,333	166,667	—	$1.95	2014	—	—	—	—

(1)	Mr. Van Ness has options to purchase 525,000 shares of common stock. 16,667 have vested. 8,333 will vest at a rate of 2,083 per month until fully vested during September 2011. 500,000 will begin vesting in December, 2011. On December 6, 2011 125,000 will vest immediately and then 31,250 will vest each quarter for the following 12 quarters. None have been exercised to date. The options were granted in fiscal 2011.
(2)	Mr. Allen has options to purchase 675,000 shares of common stock. 508,333 have vested. 166,667 vest in equal monthly increments ending January 2013. None have been exercised to date. 25,000 share were granted in fiscal 2006, 50,000 shares were granted in fiscal 2007, 300,000 shares were granted in fiscal 2008, and 300,000 shares were granted in fiscal 2010.
(3)	Ms. Allen has options to purchase 675,000 shares of common stock. 508,333 have vested. 166,667 vest in equal monthly increments ending January 2013. None have been exercised to date. 25,000 share were granted in fiscal 2006, 50,000 shares were granted in fiscal 2007, 300,000 shares were granted in fiscal 2008, and 300,000 shares were granted in fiscal 2010.
(4)	Dr. Pourhassan has options to purchase 300,000 shares of common stock. 133,333 have vested. 166,667 vest in equal monthly increments ending January 2013. None have been exercised to date. The options were granted in fiscal 2010.

We know of no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment to any named executive officer at, following, or in connection with the resignation, retirement or other termination of such executive officer, or a change in control of the Company, or a change in such executive officer’s responsibilities following a change in control.

Employee Pension, Profit Sharing or other Retirement Plans.

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

Compensation of Directors

Our Directors typically receive compensation in the form of stock option grants. The Directors receive no cash or other compensation. However, in fiscal year 2011, our directors received no stock options and no cash or other form of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of October 1, 2011, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Directors and Executive Officers as a Group.

Name And Address of Beneficial Owner (1)	Number of Shares		Percent of Total
Owners of more than 5%
C. David Callaham 10804 NE HY 99 Vancouver WA 98686	1,227,500	(2)	5.36%

Directors and Executive Officers
Directors:
Gregory A. Gould	202,889	(3)	0.90%
Ronald J. Tropp	208,611	(4)	0.93%
George F. Dembow	485,956	(5)	2.17%
Jordan Naydenov	1,567,934	(6)	6.74%
Executive Officers:
Kenneth J. Van Ness	2,682,041	(7)	12.02%
Nader Z. Pourhassan	452,513	(8)	2.01%
Allen D. Allen	1,961,848	(9)	8.58%
Corinne Allen	1,596,404	(10)	6.98%
All Directors and Executive Officers as a Group	9,179,096		29.16%

(1)	Unless otherwise indicated, the business address of each director and executive officer is c/o CytoDyn Inc., 110 Crenshaw Lake Road, Lutz, Florida 33548.

(2)	This number includes (i) 402,500 shares of common stock directly held by Mr. Callaham (ii) 60,000 shares of Series B Preferred Stock held by Mr. Callaham that are currently convertible into 600,000 shares of common stock, and (iii) 225,000 shares held in Callahan & Callaham, a partnership.
(3)	This number includes (i) 5,000 shares of common stock directly held by Mr. Gould, and (ii) 197,889 shares of common stock subject to purchase by Mr. Gould pursuant to currently exercisable options or options exercisable within 60 days after October 1, 2011.
(4)	This number represents 208,611 shares of common stock subject to purchase by Mr. Tropp pursuant to currently exercisable options or options exercisable within 60 days after October 1, 2011.
(5)	This number includes (i) 367,900 shares of common stock directly held by Mr. Dembow, (ii) 5,000 shares of Series B Preferred Stock held by Mr. Dembow that are currently convertible into 50,000 shares of common stock, and (iii) 68,056 shares of common stock subject to purchase by Mr. Dembow pursuant to currently exercisable options or options exercisable within 60 days after October 1, 2011.
(6)	This number includes (i) 606,400 shares of common stock directly held by Mr. Naydenov, (ii) 60,000 shares of Series B Preferred Stock held by Mr. Naydenov that are currently convertible into 600,000 shares of common stock, (iii) 361,534 shares of common stock subject to purchase by Mr. Naydenov pursuant to currently exercisable options or warrants or options exercisable within 60 days after October 1, 2011.
(7)	This number includes the following shares over which Mr. Van Ness has indirect voting and dispositive control: (i) 1,929,041 shares of common stock held in the name of Greenwood Hudson Portfolio, LLC, (ii) 728,000 shares of common stock held in the name of Technology Capital Services, LLC, and (iii) 25,000 shares of common stock subject to purchase by Mr. Van Ness pursuant to currently exercisable options or warrants or options exercisable within 60 days after October 1, 2011. 1,929,041 shares of common stock held of record by Greenwood Hudson Portfolio, LLC are currently pledged to Bay Cities Bank as collateral for a $700,000 line of credit. Greenwood Hudson Portfolio, LLC may not have sole voting and dispositive control of these shares as a result of these pledge arrangements.
(8)	This number includes (i) 209,100 shares of common stock directly held by Dr. Pourhassan, (ii) 183,333 shares of common stock subject to purchase by Dr. Pourhassan pursuant to currently exercisable options or options exercisable within 60 days after October 1, 2011, and (iii) 60,080 shares of common stock held by Dr. Pourhassan’s spouse. In addition Dr. Pourhassan has asserted claims to an additional 395,000 warrants and an additional 40,000 shares of common stock. The Company is still evaluating these claims.
(9)	This number includes (i) 1,403,515 shares of common stock directly held by Mr. Allen (as reported in his Form 4, filed November 17, 2009), and (ii) 558,333 shares of common stock subject to purchase by Mr. Allen pursuant to currently exercisable options or options exercisable within 60 days after October 1, 2011. These figures have not been confirmed with Mr. Allen.
(10)	This number includes (i) 1,038,071 shares of common stock directly held by Ms. Allen (as reported in her Form 4, filed September 17, 2010), and (ii) 558,333 shares of common stock subject to purchase by Mr. Allen pursuant to currently exercisable options or options exercisable within 60 days after October 1, 2011. These figures have not been confirmed with Ms. Allen.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

See the table in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for our Equity Compensation Plan Information as of May 31, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions, Actual or Proposed, during the year ended May 31, 2011

We propose to be, or during the year were, party to certain transactions involving amounts in excess of $120,000, in which our directors, executive officers, others hold who more than 5% of any class of our securities, or their immediate family members, had or will have a material interest. The interested parties and transactions are described below.

In May and July 2007, we issued to George Dembow, a director of the Company, $150,000 in interest-bearing promissory notes. The notes bear interest at 14% per annum, are unsecured, and are currently past due. As of May 31, 2011, the balance of the notes is $110,000. The Company’s intention is to pay the note completely in the next twelve months, and accordingly, the Company has classified the note as a short-term obligation as of May 31, 2011.

Ronald J. Tropp provided legal services to the Company over the past several years. As of May 31, 2011 the Company owed him $38,985. During fiscal year 2011, the Company made cash payments of $5,000. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of May 31, 2011 the note is past due.

The Company has a License Agreement with Allen D. Allen, the Company’s former President, CEO and Chairman of the Board, that gives us the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, European Patent Nos. 0690725 and 1438970, Hong Kong Patent No. 1067958, Australian Patent No. 684074, Canadian Patent No. 2156495, as well as the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. The original licensee and predecessor to the Company, CytoDyn of New Mexico, Inc. granted Mr. Allen 25,000 shares of its common stock in exchange for the license under the license agreement. The Company estimates its costs associated with these issued patents to be approximately $100,000 per year.

We use on a month-to-month basis a portion of a building owned by Kenneth J. Van Ness, our President, Chief Executive Officer, and Chairman of the Board of Directors, our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on a month-to-month basis which has been accruing at a cost of $1,650 per month since September 1, 2011.

Director Independence

In determining director independence, the Company uses the definition of independence set out in Rule 5605(a)(2) of the NASDAQ Rules. Rule 5605(b)(1) of the NASDAQ Rules requires that a majority of the members of the Company’s Board of Directors be independent in that they are not an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that two of our directors, Gregory A. Gould, CPA, and Jordan Naydenov, meet the requirements of the NASDAQ Rules for the independence of directors. The Board does not currently have a majority of independent members. As discussed above, the Company has outstanding indebtedness owed to Mr. Dembow in the form of interest-bearing promissory notes. The Board considered the indebtedness when evaluating Mr. Dembow’s independence, and determined that it constitutes a relationship, which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. In evaluating Mr. Gould’s independence, the Company considered indebtedness in the amount of $9,000 owed by the Company to an educational fund benefitting Mr. Gould’s extended family, and determined that it did not constitute a relationship, which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. The Board previously believed Mr. Tropp to be independent; however the Board has since reevaluated the independence of Mr. Tropp based on outstanding legal service fees owed by the Company to Mr. Tropp, and the Board has determined that Mr. Tropp is not independent under the NASDAQ Rules. The Board is currently seeking additional or replacement members who meet the independence requirements of the NASDAQ Rules.

The NASDAQ Rules states that the audit committee must have at least three directors, each of whom is independent. Our audit committee (“Audit Committee”) consists of one independent director, Mr. Gould, and two directors that are not independent, Mr. Dembow and Mr. Tropp. The independent members of our Audit Committee also meet the additional independence and experience requirements of the SEC and the NASDAQ Rules applicable specifically to members of the Audit Committee. The NASDAQ Rules state that all members of the Compensation Committee must be independent, except under exceptional and limited circumstances. Our Compensation Committee consists of two independent directors, Mr. Gould and Mr. Naydenov and two directors that are not independent, Mr. Tropp and Mr. Dembow.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2011 and 2010 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $159,000 and $75,000, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2011 and 2010 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk & Company, were approximately $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2011 and 2010 for professional services rendered by our principal accounting firm, Pender Newkirk Company for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended May 31, 2011 and 2010 for all other professional services rendered by our principal accounting firm Pender Newkirk & Company were approximately $0 and $0, respectively.

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

CYTODYN INC.

	By:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
Date: November 3, 2011	Chairman of the Board of Directors, President and Chief Executive Officer

	By:	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Date: November 3, 2011	Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

	By:	/s/ Gregory A. Gould, CPA
Gregory A. Gould, CPA
Date: November 2, 2011	Director

	By:	/s/ Ronald J. Tropp, Esq.
Ronald J. Tropp, Esq.
Date: November 3, 2011	Director

	By:	/s/ George F. Dembow
George F. Dembow
Date: November 2, 2011	Director

	By:	/s/ Jordan Naydenov
Jordan Naydenov
Date: November 2, 2011	Director

EXHIBITS INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Rexray Articles of Incorporation shell company (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation changing company name from Rexray to CytoDyn Inc., and effective a one for two reverse split of its common shares (incorporated herein by reference to filed Exhibit 3.2 on Current Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 designating CytoDyn Inc.’s preferred Series B non-voting shares sold in a private placement. (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 24, 2010 increasing the number of authorized shares to 100,000,000 (incorporated herein by reference to Exhibit 3.5 on Current Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed June 20, 2011).

Plan of Acquisition

2.1	Acquisition Agreement for reverse merger acquisition of shell company by CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.1 with Current Form 8-K/A filed January 12, 2004).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.2 with Form 10-KSB, Annual Report for Small Business Issuers filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated herein by reference to Exhibit 10.6.1 filed with Form SB-2/A Registration of Securities for Small Business Issuer filed March 21, 2005).

10.3

Exclusive License Agreement between Advanced Genetic Technologies, Inc.

And The CBR Institute for Biomedical Research Inc. (incorporated herein by reference to Exhibit 10.2 filed with Current Form 8-K filed February 5, 2007).

10.4	Legal Settlement between CytoDyn of New Mexico Inc., Officers Allen D. Allen and Corinne Allen and CytoDyn Inc on the one hand and Maya LLC, Rex Lewis, and AIDS Research LLC on the other hand entered into December 2008. (Incorporated by reference to Exhibit 10.6 to Form 10-K filed March 12, 2010).

10.5	Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into September 28, 2009 for conducting clinical trials using Cytolin (incorporated herein by reference to Exhibit 10.1 of CytoDyn Inc. Current Report on Form 8-K dated September 29, 2009).

10.6	Amendment Number 1 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into October 14, 2009 (incorporated by reference herein to Exhibit 10.7 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.7	Amendment Number 2 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 1, 2009 (incorporated by reference herein to Exhibit 10.8 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.8	Amendment Number 3 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into March 1, 2010 (incorporated by reference herein to Exhibit 10.9 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.9	Amendment Number 4 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 7, 2010 (incorporated by reference herein to Exhibit 10.1 filed with Form 10-Q Current Report filed October 7, 2011).

10.10	Amendment Number 5 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into May 20, 2011.

10.11	CytoDyn Inc., 2004 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.10 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.12	CytoDyn Inc., 401(k) Profit Sharing Plan (incorporated by reference herein to Exhibit 10.11 filed with Form 10-K/A Annual Report filed August 5, 2011).

Other

21.1	Subsidiaries

Consents of Experts and Counsel Certifications

31.1	Certification by CEO

31.2	Certification by CFO

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002