Form 10-Q
period 2011-08-31
CYTODYN INC
filed 2011-11-22
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On November 21, 2011, there were 22,290,982 shares outstanding of the registrant’s no par common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	August 31, 2011	May 31, 2011
	(unaudited)
Assets
Current Assets:
Cash	$492,569	$1,037,818
Prepaid expenses	51,979	59,275
Deferred Offering Costs	876,423	876,423

Total current assets	1,420,971	1,973,516
Furniture and equipment, net	1,100	5,374
Other Assets	48,313	15,748

	$1,470,384	$1,994,638

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$1,327,749	$932,996
Accrued liabilities	756	756
Indebtedness to related parties - short-term portion	148,985	148,985
Accrued interest payable	30,898	26,696
Deposits on stock purchases	1,035,000	1,035,000
Stock rescission liability	4,848,000	4,851,000

Total current liabilities	7,391,388	6,995,433

Long-Term Liabilities
Convertible notes payable, net	9,000	6,937

Total Liabilities	7,400,388	7,002,370

Shareholders’ (deficit):
Series B Convertible preferred stock, no par value; 400,000 shares authorized, 311,800 and 311,800 shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively	1,566,016	1,566,016

Common stock, no par value; 100,000,000 shares authorized, 22,290,982 and 22,290,982 outstanding at August 31, 2011 and May 31, 2011, respectively; 22,490,982 and 22,490,982 issued at August 31, 2011 and May 31, 2011, respectively	9,147,325	9,147,325
Additional paid-in capital	6,118,658	5,877,141
Common and Preferred stock subject to rescission	(4,848,000)	(4,851,000)
Treasury stock, at cost, 200,000 shares held at August 31, 2011 and May 31, 2011, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	313,080	313,080
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(16,525,171)	(15,358,382)

Total shareholders’ (deficit)	(5,930,004)	(5,007,732)

	$1,470,384	$1,994,638

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		October 28, 2003 through 8/31/2011
	8/31/2011	8/31/2010
Operating expenses:
General and administrative	$640,803	$511,630	$11,648,192
Amortization / depreciation	838	549	181,687
Research and development	173,460	27,250	2,402,928
Legal fees	343,523	4,436	1,765,050

Total operating expenses	1,158,624	543,865	15,997,857

Operating loss	(1,158,624)	(543,865)	(15,997,857)

Interest income	—	—	1,627
Extinguishment of debt	—	—	337,342

Interest expense:
Interest on convertible debt	(2,063)	—	(736,926)
Interest on notes payable	(6,102)	(4,085)	(129,357)

Loss before income taxes	(1,166,789)	(547,950)	(16,525,171)

Income tax provision	—	—	—

Net loss	$(1,166,789)	$(547,950)	$(16,525,171)

Constructive preferred stock dividends	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$—	$—	$(8,550)

Net loss applicable to common shareholders	$(1,166,789)	$(547,950)	$(22,533,721)

Basic and diluted loss per share	$(.05)	$(0.03)	$(1.72)

Basic and diluted weighted average common shares outstanding	22,290,982	19,975,112	13,132,704

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	8/31/2011	8/31/2010	October 28, 2003 through 8/31/2011

Cash flows from operating activities
Net loss	$(1,166,789)	$(547,950)	$(16,525,171)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	838	549	181,687
Loss on disposal furniture & equipment	3,436		3,436
Amortization of original issue discount	2,063	—	719,265
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation	241,517	262,841	5,961,642
Changes in current assets and liabilities:
Accrued legal settlement	—	—	—
Increase in prepaid expenses	(1,454)	(5,014)	(60,729)
Increase in other assets	(23,815)	1,875	(39,563)
Increase in accounts payable, accrued interest and accrued liabilities	398,955	(17,670)	2,693,859

Net cash used in operating activities	(545,249)	(305,369)	(7,128,517)

Cash flows from investing activities:
Furniture and equipment purchases	—	(3,480)	(21,083)

Net cash used in investing activities	—	(3,480)	(21,083)

Cash flows from financing activities:
Capital contributions by president	—	—	14,412
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	—	—	(165,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	34,500
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	—	66,000	4,545,048
Proceeds from Series B preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	—	(45,800)	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	—	20,200	7,638,931

Net change in cash	(545,249)	(288,649)	489,331
Cash, beginning of period	1,037,818	700,497	3,238

Cash, end of period	$492,569	$411,848	$492,569

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$6,102	$15,400	$30,266

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	8/31/2011	8/31/2010	October 28, 2003 through 8/31/2011
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$—	$—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$—	$719,265

Common stock issued for preferred stock	$—	$73,255	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common Stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$3,000	$31,000	$4,848,000

Accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Common stock issued for Series B preferred stock	$—	$—	$442,984

Series B preferred stock dividends	$—	$—	$8,550

Accrued salaries related party contributed as capital	$—	$229,500	$229,500

Reversal of accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Constructive dividend	$—	$—	$6,000,000

See accompanying notes to condensed consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2011

(UNAUDITED)

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

2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2011 and 2010 and notes thereto in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011, filed with the Securities and Exchange Commission on November 3, 2011. Operating results for the three months ended August 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended August 31, 2011 and 2010 and the period October 28, 2003 through August 31, 2011, (b) the financial position at August 31, 2011, and (c) cash flows for the three month periods ended August 31, 2011 and 2010 and the period October 28, 2003 through August 31, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2011 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ deficit, or net loss.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $1,166,789 for the period ended August 31, 2011, has an accumulated deficit of $18,127,083, and a working capital deficit of $5,970,417 as of August 31, 2011. As of November 21, 2011, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain U.S. Food & Drug Administration (the “FDA”) approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of August 31, 2011 or May 31, 2011. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at August 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

As of August 31, 2011, the Company had $492,569 in cash related to deposits received from common stock purchases as compared to $1,035,000 as of May 31, 2011. These deposits were received by the Company from prospective investors (the “Prospective Investors”) after the Company made an announcement on February 18, 2011 related to its potential rescission and other liabilities to investors who had made investments in the Company during the period beginning on April 15, 2008 end ending on February 18, 2011. The Company intends to send confirmations to the Prospective Investors asking them to either confirm their investment in the Company or request that their deposit be returned to them. During the three months ended August 31, 2011, the Company spent approximately $592,491 of the deposits received from the Prospective Investors to fund its working capital needs. Despite this fact, the Company still intends to return the deposit (or any portion thereof) received from the Prospective Investors if requested to do so by any of the Prospective Investors.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three months ended August 31, 2011 and 2010, and for the period October 28, 2003 through August 31, 2011.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At August 31, 2011 and May 31, 2011 the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $876,000 and $876,000 in deferred offering costs as of August 31, 2011 and May 31, 2011, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,473,576 and 7,660,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2011 and 2010, respectively, as inclusion would be anti-dilutive for these periods. Additionally, 311,800 shares of Series B convertible stock can potentially convert into 3,118,000 shares of common stock, and 1,035,000 shares of common stock will be issued related to deposits on common stock purchases if the Company is confirmed to do so by the Prospective Investors.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at May 31, 2011 or 2010 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2007.

3 - Rescission Liabilities and Accrued Stock Incentive Compensation

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

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for August 31, 2011 and May 31, 2011 of $4,848,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

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

The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. However, please see the Footnote 8 - Subsequent Events on page 13 for further information concerning the Company’s obligations under the Contract.

In addition, costs of approximately $0, $46,000, and $876,000 which were originally reflected as consulting expenses and payroll costs during the three months ended August 31, 2011 and 2010, and the period October 28, 2003 through August 31, 2011, respectively, have been reclassed to deferred offering costs increasing current assets and decreasing expenses in these periods.

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

5 - Stock Options and Warrants

The Company has one stock-based equity plan at August 31, 2011. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of August 31, 2011 the Company had 3,425,500 shares available for future stock option grants under the Plan.

During the three months ended August 31, 2011, the Company granted 200,000 common stock options with an exercise price of $2.00, which vest ratably over one-year and have an expiration date of five years from the date of grant.

Net cash proceeds from the exercise of stock options and warrants were $-0- for the three months ended August 31, 2011 and 2010, respectively.

Compensation expense related to stock options and warrants was approximately $242,000, and $233,000 for the three months ended August 31, 2011 and 2010, respectively.

The grant date fair value of options and warrants vested during the three month periods ended August 31, 2011 and 2010 was approximately $190,000 and $233,000, respectively. The weighted average grant date fair value of options and warrants granted during the three month periods ended August 31, 2011 and 2010 was $1.25 and $0, respectively. As of August 31, 2011 there was approximately $1,568,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.91 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Options and warrants outstanding - May 31, 2011	7,473,576	$1.34	3.84	$10,495,913
Granted	200,000	$2.00
Exercised	—
Forfeited/expired/cancelled	83,000	$2.26
Options and warrants outstanding - August 31, 2011	7,590,576	$1.34	3.67	$4,223,613

Outstanding exercisable - August 31, 2011	6,047,520	$1.25	3.34	$3,906,029

6 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

7 - Related Party Transactions

A director provided legal services to the Company over the past several years. As of August 31, 2011 the Company owed the director $38,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of August 31, 2011. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of August 31, 2011 the note is past due.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. These notes are currently past due. As of August 31, 2011, the balance in the notes is $110,000. The Company has classified the balance as short-term obligation as of August 31, 2011, as the Company’s intention is to pay the note completely in the next twelve months.

In July, 2010, three executives of the Company forgave approximately $230,000 in accrued salaries that are included as additional paid-in capital as of August 31, 2011.

We use on a month-to-month basis a portion of a building owned by Kenneth J. Van Ness, our President, Chief Executive Officer, and Chairman of the Board of Directors, our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on a month-to-month basis which has been accruing at a cost of $1,650 per month since September 1, 2011.

8 - Subsequent Events

On September 8, 2011, the Company issued a press release announcing that it has entered into a consulting arrangement with SDG, LLC (“SDG”), a regulatory advisory service firm located in Cambridge, Massachusetts, for regulatory advice and strategic planning with the U.S. Food and Drug Administration (“FDA”). The Company intends to work in conjunction with the principals of SDG to organize, request, and participate in a planning meeting with the FDA and to prepare the filing of the Company’s investigational new drug application to allow initiation of human trials for the humanized version of the Company’s lead product Cytolin®.

On September 23, 2011, the Company announced that it has filed a provisional patent application for its humanized version of its lead product Cytolin®, a monoclonal antibody for the treatment of HIV Infection.

On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. See Footnote 3 of our Financial Statements on page 10 for further information. The Company had been accruing stock compensation and deferred offering costs related to the Contract as described at Note 3. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

On November 16, 2011, the Company issued a press release announcing that the Company and The Scripps Research Institute, a nonprofit institution (“Scripps Research”) entered into a Research Funding and Option Agreement (the “Agreement”) that will enable Dr. John H. Elder, Professor in the Department of Immunology and Microbial Science at Scripps Research, to explore the potential application of the Company’s recently provisionally patented technology as an effective therapy in the treatment of feline immunodeficiency virus. The Agreement requires that the Company pay Scripps Research $20,000 on the date of the Agreement, $20,000 on each of the second month and four month anniversary dates of the Agreement, and $20,000 upon the completion of Scripps Research’s research and the Company’s receipt of a final research report reflecting the results of the research. The Company has assigned the Agreement to its wholly-owned subsidiary, CytoDyn Veterinary Medicine LLC.

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

Results of Operations

Results of Operations for the three months ended August 31, 2011 and 2010 are as follows:

For the three months ended August 31, 2011 and 2010 we had no activities that produced revenues from operations.

For the three months ended August 31, 2011, we had a net loss of approximately $1,167,000 compared to a net loss of approximately $548,000 for the corresponding period in 2010. For the three months ended August 31, 2011 and 2010, we incurred operating expenses of approximately $1,159,000 and $544,000, respectively, consisting primarily of stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of approximately $610,000 from the three-month period ended August 31, 2010 compared to the three months ended August 31, 2011 related primarily to increases in legal fees, and research and development expenses. Research and development expenses are associated with the development of our lead product, Cytolin ®. As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Legal fees have increased during the current quarter compared to previous quarter as a result of the increase in our external filings and rescission liability. We expect the trend to stabilize, as our filings become more consistent. The trend in all of our expenses will depend on our ability to raise additional funds, including the increase in salary expense related to the hiring of our current CEO, CFO and controller.

Rescission Liability

We recorded rescission liabilities for August 31, 2011 and May 31, 2011 of $4,848,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Financial Statements on page 10 for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, we entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provides for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person are to receive 50,000 common shares each of our common stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. Subsequent to the three months ended August 31, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. See Footnote 3 of our Financial Statements on page 10 for further information.

The Company had been accruing stock compensation and deferred offering costs related to the Contract as described at Note 3. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

Liquidity and Capital Resources

On August 31, 2011, we had negative working capital of approximately $(5,970,000) as compared to a negative working capital of approximately $(5,022,000) on May 31, 2011.

Cash Flows

Net cash used in operating activities was approximately $545,000 during the three months ended August 31, 2011, which reflects an increase of approximately $240,000 from net cash used in operating activities of approximately $305,000 for the three months ended August 31, 2010. The increase in the net cash used in operating activities for the above periods was primarily attributable to the increase in the net loss, off-set by the increase in accounts payable.

There were no significant changes in cash used in investing activities from the three months ended August 31, 2011.

There were no material changes in cash flows from financing activities from the three months ended August 31, 2011.

As shown in the accompanying Financial Statements, for the three months ended August 31, 2011 and 2010, and since October 28, 2003 through August 31, 2011 we incurred net losses of approximately $1,167,000 and $548,000 and $(16,525,000), respectively. As of August 31, 2011, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through August 31, 2011 we raised cash of approximately $6,083,000 (net of offering costs) through private placements of common and preferred stock financings and approximately $1,537,000 through the issuance related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares.

Since October 28, 2003 through August 31, 2011, we have incurred approximately $2,403,000 of research and development costs and approximately $15,998,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2011, we had an accumulated deficit of approximately $18,127,000 and negative working capital of approximately $5,970,000.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products will increase significantly in the future. We currently do not have any significant material commitments related to capital expenditures. As described above, we do have material commitments related to our current study of our product with MGH, and have potential obligations under our contracts with Vista.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of August 31, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2011 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2011, other than those described above that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 to Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws, as amended on November 8, 2011 (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2.	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

DATE: November 21, 2011	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
President and Chief Executive Officer

	BY:	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 to Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws, as amended on November 8, 2011 (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

31.1.	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.