Form 10-Q/A
period 2011-08-31
CYTODYN INC
filed 2011-11-30
CIK 1175680

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On November 21, 2011, there were 22,290,982 shares outstanding of the registrant’s no par common stock.

EXPLANATORY NOTE	2

EXHIBITS	3

SIGNATURES	4

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of CytoDyn Inc. for the quarterly period ended August 31, 2011 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q.

This amendment on Form 10-Q/A does not change any other items in the Form 10-Q as originally filed, nor does this amendment on Form 10-Q/A reflect subsequent events occurring after the original filing date of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

EXHIBITS

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002). (1)

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003). (1)

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010). (1)

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 On Form 8-K filed April 29, 2010). (1)

3.5	Amended and Restated Bylaws, as amended on November 8, 2011 (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011). (1)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on November 22, 2011.
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

DATE: November 29, 2011	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
President and Chief Executive Officer

DATE: November 29, 2011	BY:	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Chief Financial Officer and Corporate Secretary

4