Form 10-Q
period 2011-11-30
CYTODYN INC
filed 2012-01-17
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

On January 17, 2012, there were 22,290,982 shares outstanding of the registrant’s no par common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	November 30, 2011	May 31, 2011
	(unaudited)
Assets
Current Assets:
Cash	$129,819	$1,037,818
Prepaid expenses	30,690	59,275
Other receivable	63,600	—
Deferred Offering Costs	709,902	876,423

Total current assets	934,011	1,973,516
Furniture and equipment, net	1,000	5,374
Other Assets	46,068	15,748

	$981,079	$1,994,638

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$1,495,724	$932,996
Accrued liabilities	—	756
Indebtedness to related parties	148,985	148,985
Accrued interest payable	35,051	26,696
Deposits on stock purchases - short-term	760,000	1,035,000
Stock rescission liability	4,222,000	4,851,000

Total current liabilities	6,661,760	6,995,433

Long-Term Liabilities
Deposits on stock purchases, net of short-term	665,000	—
Convertible notes payable, net	9,000	6,937

Total Liabilities	7,335,760	7,002,370

Shareholders’ (deficit):
Series B Convertible preferred stock, no par value; 400,000 shares authorized, 311,800 and 311,800 shares issued and outstanding at November 30, 2011 and May 31, 2011, respectively	1,566,016	1,566,016

Common stock, no par value; 100,000,000 shares authorized, 22,290,982 and 22,290,982 outstanding at November 30, 2011 and May 31, 2011, respectively; 22,490,982 and 22,490,982 issued at November 30, 2011 and May 31, 2011, respectively	9,044,406	9,147,325
Additional paid-in capital	6,668,299	5,877,141
Common and Preferred stock subject to rescission	(4,222,000)	(4,851,000)
Treasury stock, at cost, 200,000 shares held at November 30, 2011 and May 31, 2011, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	313,080	313,080
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(18,022,570)	(15,358,382)

Total shareholders’ (deficit)	(6,354,681)	(5,007,732)

	$981,079	$1,994,638

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended,		Six months ended		October 28, 2003 through
	11/30/2011	11/30/2010	11/30/2011	11/30/2010	11/30/2011

Operating expenses:
General and administrative	$1,011,383	$755,338	$1,652,186	$1,266,968	$12,659,601
Amortization / depreciation	392	800	1,230	1,349	182,079
Research and development	169,179	226,015	342,639	253,265	2,572,107
Legal fees	310,842	3,293	654,365	7,729	2,075,867

Total operating expenses	1,491,796	985,446	2,650,420	1,529,311	17,489,654

Operating loss	(1,491,796)	(985,446)	(2,650,420)	(1,529,311)	(17,489,654)

Interest income	—	—	—	—	1,627
Extinguishment of debt	—	—	—	—	337,342

Interest expense:
Interest on convertible debt	—	—	(2,063)	—	(736,926)
Interest on notes payable	(5,603)	(4,481)	(11,705)	(8,566)	(134,959)

Loss before income taxes	(1,497,399)	(989,927)	(2,664,188)	(1,537,877)	(18,022,570)

Income tax provision	—	—	—	—	—

Net loss	$(1,497,399)	$(989,927)	$(2,664,188)	$(1,537,877)	$(18,022,570)

Constructive preferred Stock dividends	$—	$—	$—	$—	$(6,000,000)

Convertible preferred Stock dividends	$—	$(2,750)	$—	$(2,750)	$(8,550)

Net loss applicable to Common shareholders	$(1,497,399)	$(992,677)	$(2,664,188)	$(1,540,627)	$(24,031,120)

Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.12)	$(0.08)	$(1.79)

Basic and diluted weighted average common shares outstanding
	22,290,982	20,548,977	22,290,982	20,260,477	13,413,735

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	11/30/2011	11/30/2010	October 28, 2003 through 11/30/2011

Cash flows from operating activities
Net loss	$(2,664,188)	$(1,537,877)	$(18,022,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	1,230	1,349	182,079
Loss on disposal furniture & equipment	3,146	—	3,146
Amortization of original issue discount	2,063	—	719,265
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation	791,158	684,989	6,511,283
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	28,585	(14,354)	(30,690)
(Increase) decrease in other assets	(30,320)	3,750	(46,068)
Increase in accounts payable, accrued interest and accrued liabilities	570,327	65,841	1,830,231

Net cash used in operating activities	(1,297,999)	(796,302)	(8,916,267)

Cash flows from investing activities:
Furniture and equipment purchases	—	(4,705)	(21,083)

Net cash used in investing activities	—	(4,705)	(21,083)

Cash flows from financing activities:
Capital contributions by president	—	—	14,412
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	—	(5,000)	(165,498)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from stock deposits	390,000	—	1,425,000
Proceeds from the sale of common stock	—	316,000	4,545,048
Proceeds from Series B preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	—	(112,760)	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	—	—	28,350

Net cash provided by financing activities	390,000	198,240	9,063,931

Net change in cash	(907,999)	(602,767)	126,581

Cash, beginning of period	1,037,818	700,497	3,238

Cash, end of period	$129,819	$97,730	$129,819

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$3,891	$15,824	$28,055

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	11/30/2011	11/30/2010	October 28, 2003 through 11/30/2011
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$—	$—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$—	$719,265

Common stock issued for preferred stock	$—	$291,305	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common Stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$629,000	$186,000	$4,222,000

Deferred offering costs related to rescission liability	$166,520	$—	$166,520

Common stock issued for Series B preferred stock	$—	$—	$442,984

Series B preferred stock dividends	$—	$2,750	$8,550

Accrued salaries related party contributed as capital	$—	$229,500	$229,500

Stock subscription receivable for options exercised	$63,600	$—	$63,600

Constructive dividend	$—	$—	$6,000,000

See accompanying notes to condensed consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2011

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

2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2011 and 2010 and notes thereto in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011, filed with the Securities and Exchange Commission on November 3, 2011. Operating results for the three and six months ended November 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2011 and 2010 and the period October 28, 2003 through November 30, 2011, (b) the financial position at November 30, 2011, and (c) cash flows for the six month periods ended November 30, 2011 and 2010 and the period October 28, 2003 through November 30, have been made.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2011 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ deficit, or net loss.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $2,664,188 for the six months ended November 30, 2011, has an accumulated deficit of $19,624,482, and a working capital deficit of $5,727,749 as of November 30, 2011. As of January 14, 2012, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2011 or May 31, 2011. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at November 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

As of November 30, 2011, the Company received a total of $1,425,000 in cash related to deposits received from common stock purchases as compared to $1,035,000 as of May 31, 2011. These amounts have been recorded as liabilities for the respective periods. These deposits were received by the Company from prospective investors (the “Prospective Investors”) after the Company made an announcement on February 18, 2011 related to its potential rescission and other liabilities to investors who had made investments in the Company during the period beginning on April 15, 2008 and ending on February 18, 2011. Subsequent to November 30, 2011, the Company sent confirmations to the Prospective Investors asking them to either confirm their investment in the Company or request that their deposit be returned to them. As discussed in Note 8, the Company received confirmations for $665,000 of the $1,425,000 in cash deposits. As of November 30, 2011, the $665,000 is shown as a long-term liability, as this amount will be recorded as a component of equity upon the signing of the confirmations by the Prospective Investors.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2011 and 2010, and for the period October 28, 2003 through November 30, 2011.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At November 30, 2011 and May 31, 2011 the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $710,000 and $876,000 in deferred offering costs as of November 30, 2011 and May 31, 2011, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock option and warrants to purchase 7,948,076 and 7,374,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2011 and 2010, respectively, as inclusion would be anti-dilutive for these periods. Additionally as of November 30, 2011, 311,800 shares of Series B convertible stock can potentially convert into 3,118,000 shares of common stock, and 1,425,000 shares of common stock will be issued related to deposits on common stock purchases if the Company is confirmed to do so by the Prospective Investors.

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

3 - Rescission Liabilities

The Company’s board of directors (the “Board”) was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is now being properly reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report on Form 8-K disclosing its receipt of an SEC letter of inquiry and request for voluntary assistance in discovering information related to the Liability Disclosure. By letter dated January 3, 2012, the Division of Enforcement of the Securities and Exchange Commission notified the Company that the SEC had completed its informal investigation of the Company and is recommending no enforcement action be taken against the Company, or its officers, directors, or employees.

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

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company as of the date of filing this Form 10-Q. These investor Claims could include approximately $4.22 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that may not be currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course and is currently seeking to obtain a Letter of Credit to provide the Company the financial ability with respect to any potential Claims. As of the date of this Form 10-Q, the Company has been notified by one Investor regarding such investor’s intent to seek rescission in the amount of $10,000.

The Company estimates an amount that is a probable indicator of the rescission liability and–recorded rescission liabilities for November 30, 2011 and May 31, 2011 of $4,222,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

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

The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were to receive 50,000 common shares each of the Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts.

On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. The Company had been accruing stock compensation and deferred offering costs related to the Contract as described above. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

4 - Convertible Instruments

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

5 - Stock Options and Warrants

The Company has one stock-based equity plan at November 30, 2011. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of November 30, 2011 the Company had 3,425,500 shares available for future stock option grants under the Plan.

During the six months ended November 30, 2011, the Company granted 700,000 common stock options with an exercise price of $2.00, which vest ratably over one to four years and have an expiration date of five years from the date of grant.

Net cash proceeds from the exercise of stock options and warrants was $-0- for the three and six months ended November 30, 2011 and 2010, respectively.

Compensation expense related to stock options and warrants was approximately $550,000 and $791,000, and $218,000 and $451,000, for the three and six months ended November 30, 2011 and 2010, respectively.

The grant date fair value of options and warrants vested during the three and six month periods ended November 30, 2011 and 2010 was approximately $245,000 and $456,000, and $218,000 and $451,000, respectively. The weighted average grant date fair value of options and warrants granted during the six month periods ended November 30, 2011 and 2010 was $1.25 and $0.90, respectively. As of November 30, 2011 there was approximately $2,224,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.39 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2011	7,473,576	$1.34	3.84	$10,495,913
Granted	700,000	$2.00
Exercised	225,500	$0.30
Forfeited/expired/cancelled	—	—
Options and warrants outstanding - November 30, 2011	7,948,076	$1.42	3.56	$10,542,674

Outstanding exercisable - November 30, 2011	6,101,687	$1.32	3.16	$8,717,229

6 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

7 - Related Party Transactions

A director provided legal services to the Company over the past several years. As of November 30, 2011 the Company owed the director $38,985 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of November 30, 2011. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of November 30, 2011 the note is past due.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. These notes are currently past due. As of November 30, 2011, the balance in the notes is $110,000. The Company has classified the balance as short-term obligation as of November 30, 2011, as the Company’s intention is to pay the note completely in the next twelve months.

In July, 2010, three executives of the Company forgave approximately $230,000 in accrued salaries that are included as additional paid-in capital as of November 30, 2011.

We use on a month-to-month basis a portion of a building owned by Kenneth J. Van Ness, our President, Chief Executive Officer, and Chairman of the Board of Directors, our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on a month-to-month basis which has been accruing at a cost of $1,650 per month since September 1, 2011.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

8 - Subsequent Events

On December 15, 2011, the Board unanimously elected Anthony D. Caracciolo to serve as a member of the Board. Mr. Caracciolo was formerly employed at Gilead Sciences, Inc. (“Gilead”), a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need, from 1997 until retiring in October of 2010. During his tenure, Mr. Caracciolo served as Senior Vice President, Manufacturing and Operations and was a senior member of Gilead’s executive committee, which was responsible for the strategic and operational direction of Gilead.

On November 14, 2011, the Board approved a private placement to sell up to 2,000,000 shares of the Company’s common stock, no par value, at a price of $1.50 per share. The offering commenced on or about December 1, 2011 and was completed on December 31, 2011. 1,997,388 shares were sold for proceeds totaling $2,996,082.

Following November 30, 2011, the Company received confirmations from the Prospective Investors representing approximately $665,000 of the $1,425,000 in cash related to deposits received from common stock purchases occurring subsequent to February 18, 2011. In those confirmations, such Prospective Investors confirmed their investment in the Company. As of the date of the filing, the Company has not received any requests from any of the Prospective Investors that their investments in the Company be returned.

Subsequent to November 30, 2011, the Company entered into a release agreement with certain consultants. Pursuant to the release agreement, the Company granted the consultants 250,000 warrants at exercise prices ranging from $2.10 to $2.95, with immediate vesting, and expiration dates of one to two years. The warrants were granted for past services, and for the three and six months ended November 30, 2011, the Company recognized approximately $260,000 in stock-based compensation expense.

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

Results of Operations

Results of Operations for the three months ended November 30, 2011 and 2010 are as follows:

For the three months ended November 30, 2011 and 2010 we had no activities that produced revenues from operations.

For the three months ended November 30, 2011, we had a net loss of approximately $1,497,000 compared to a net loss of approximately $990,000 for the corresponding period in 2010. For the three months ended November 30, 2011 and 2010, we incurred operating expenses of approximately $1,492,000 and $985,000, respectively, consisting primarily of stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of approximately $507,000 from the three-month period ended November 30, 2010 compared to the three months ended November 30, 2011 related primarily to increases in legal fees, stock-based compensation, salaries, and accounting fees, offset by decreases in research and development. Research and development expenses are associated with the development of our lead product, Cytolin ®. As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Legal fees and accounting fees have increased during the current quarter compared to previous quarter as a result of the increase in our external filings and rescission liability. We expect the trend to stabilize, as our filings become more consistent. The trend in all of our expenses will depend on our ability to raise additional funds, including the increase in salary expense related to the hiring of our current CEO, CFO and controller.

Results of Operations for the six months ended November 30, 2011 and 2010 are as follows:

For the six months ended November 30, 2011 and 2010 we had no activities that produced revenues from operations.

For the six months ended November 30, 2011, we had a net loss of approximately $2,664,000 compared to a net loss of approximately $1,538,000 for the corresponding period in 2010. For the six months ended November 30, 2011 and 2010, we incurred operating expenses of approximately $2,650,000 and $1,529,000, respectively, consisting primarily of stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of approximately $1,121,000 from the six-month period ended November 30, 2010 compared to the six months ended November 30, 2011 related primarily to increases in legal fees, accounting fees, salaries, stock-based compensation, and research and development expenses. This was offset by a decrease in stock-based compensation. Research and development expenses are associated with the development of our lead product, Cytolin ®. As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Legal fees and accounting fees have increased during the current six-month period in 2011 when compared to the comparable six-month period in 2010 as a result of the increase in our external filings and rescission liability. We expect the trend to stabilize, as our filings become more consistent. The trend in all of our expenses will depend on our ability to raise additional funds, including the increase in salary expense related to the hiring of our current CEO, CFO and controller.

Rescission Liability

We recorded rescission liabilities for November 30, 2011 and May 31, 2011 of $4,222,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Financial Statements on page 10 for further information regarding these rescission liabilities.

Liquidity and Capital Resources

On November 30, 2011, we had negative working capital of approximately $(5,728,000) as compared to a negative working capital of approximately $(5,022,000) on May 31, 2011.

As of November 30, 2011, we received a total of $1,425,000 in liabilities related to deposits received from common stock purchases as compared to $1,035,000 as of May 31, 2011. These deposits were received by us from prospective investors (the “Prospective Investors”) after we made an announcement on February 18, 2011 related to our potential rescission and other liabilities to investors who had made investments in us during the period beginning on April 15, 2008 and ending on February 18, 2011. Subsequent to November 30, 2011, we sent confirmations to the Prospective Investors asking them to either confirm their investment in us or request that their deposit be returned to them. During the six months ended November 30, 2011, we spent approximately $1,295,181 of the deposits received from the Prospective Investors to fund our working capital needs. Despite this fact, we still intend to return the deposit (or any portion thereof) received from the Prospective Investors if requested to do so by any of the Prospective Investors. Following November 30, 2011, we received confirmations from the Prospective Investors representing approximately $665,000 of the $1,425,000 in cash related to deposits received from common stock purchases. In those confirmations, such Prospective Investors confirmed their investment in us. As of the date of the filing, we have not received any requests from any of the Prospective Investors that their investments in us be returned.

On November 14, 2011, the board of directors of the Company (the “Board”) approved a private placement to sell up to 2,000,000 shares of the Company’s common stock, no par value, at a price of $1.50 per share. The offering commenced on or about December 1, 2011 and was completed on December 31, 2011. 1,997,388 shares were sold for proceeds totaling $2,996,082.

Cash Flows

Net cash used in operating activities was approximately $1,298,000 during the six months ended November 30, 2011, which reflects an increase of approximately $502,000 from net cash used in operating activities of approximately $796,000 for the six months ended November 30, 2010. The increase in the net cash used in operating activities for the above periods was primarily attributable to the increase in the net loss, off-set by the increase in accounts payable and stock-based compensation.

There were no significant changes in cash used in investing activities from the six months ended November 30, 2011.

Net cash provided by financing activities increased $192,000 from November 30, 2010 to the comparable quarter as a result of proceeds from stock deposits, offset by decreases in common stock proceeds and deferred offering costs.

As shown in the accompanying Financial Statements, for the six months ended November 30, 2011 and 2010, and since October 28, 2003 through November 30, 2011 we incurred net losses of approximately $2,664,000 and $1,538,000 and $18,023,000, respectively. As of November 30, 2011, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through November 30, 2011 we raised cash of approximately $7,508,000 (net of offering costs) through private placements of common and preferred stock financings and approximately $1,537,000 through the issuance related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares.

Since October 28, 2003 through November 30, 2011, we have incurred approximately $2,572,000 of research and development costs and approximately $17,490,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2011, we had an accumulated deficit of approximately $19,624,000 and negative working capital of approximately $(5,625,000).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of November 30, 2011, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2011 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2011, other than those described above that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 to Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws, as amended on November 8, 2011 (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

10.1	Research Funding and Option Agreement dated November 5, 2011 (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K Current Report filed November 16, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

DATE: January 17, 2012	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
President and Chief Executive Officer

	BY:	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 to Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws, as amended on November 8, 2011 (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

10.1	Research Funding and Option Agreement dated November 5, 2011 (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K Current Report filed November 16, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.