Form 10-Q
period 2012-02-29
CYTODYN INC
filed 2012-04-16
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

On April 1, 2012, there were 28,468,614 shares outstanding of the registrant’s no par common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheet

	February 29, 2012	May 31, 2011
	(unaudited)
Assets
Current Assets:
Cash	$1,779,913	$1,037,818
Prepaid expenses	36,626	59,275
Deferred Offering Costs	694,225	876,423

Total current assets	2,510,764	1,973,516
Furniture and equipment, net	900	5,374
Other Assets	43,901	15,748

	$2,555,565	$1,994,638

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$755,589	$932,996
Accrued liabilities	—	756
Indebtedness to related parties	74,493	148,985
Accrued interest payable	38,361	26,696
Deposits on stock purchases - short-term	—	1,035,000
Stock rescission liability	4,134,000	4,851,000

Total current liabilities	5,002,443	6,995,433

Long-Term Liabilities
Convertible notes payable, net	9,000	6,937

Total Liabilities	5,011,443	7,002,370

Shareholders’ (deficit):
Series B Convertible preferred stock, no par value; 400,000 shares authorized, 144,800 and 311,800 shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively	731,015	1,566,016

Common stock, no par value; 100,000,000 shares authorized, 28,107,956 and 22,290,982 outstanding at February 29, 2012 and May 31, 2011, respectively; 28,307,956 and 22,490,982 issued at February 29, 2012 and May 31, 2011, respectively	14,808,345	9,147,325
Additional paid-in capital	6,968,013	5,877,141
Common and Preferred stock subject to rescission	(4,134,000)	(4,851,000)
Treasury stock, at cost, 200,000 shares held at February 29, 2012 and May 31, 2011, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	313,080	313,080
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(19,440,419)	(15,358,382)

Total shareholders’ (deficit)	(2,455,878)	(5,007,732)

	$2,555,565	$1,994,638

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended,		Nine months ended		October 28, 2003 through 02/29/2012
	02/29/2012	02/28/2011	02/29/2012	02/28/2011

Operating expenses:
General and administrative	$1,073,431	$612,534	$2,725,617	$1,879,502	$13,733,032
Amortization / depreciation	391	823	1,621	2,172	182,470
Research and development	71,500	227,500	414,139	480,765	2,643,607
Legal fees	269,603	227,592	923,968	235,321	2,345,470

Total operating expenses	1,414,925	1,068,449	4,065,345	2,597,760	18,904,579

Operating loss	(1,414,925)	(1,068,449)	(4,065,345)	(2,597,760)	(18,904,579)

Interest income	—	—	—	—	1,627
Extinguishment of debt	—	—	—	—	337,342

Interest expense:
Interest on convertible debt	—	—	(2,063)	—	(736,926)
Interest on notes payable	(2,922)	(7,008)	(14,629)	(15,574)	(137,883)

Loss before income taxes	(1,417,847)	(1,075,457)	(4,082,037)	(2,613,334)	(19,440,419)

Income tax provision	—	—	—	—	—

Net loss	$(1,417,847)	$(1,075,457)	$(4,082,037)	$(2,613,334)	$(19,440,419)

Constructive preferred stock dividends	$—	$—	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$(67,293)	$(5,800)	$(67,293)	$(8,550)	$(75,843)

Net loss applicable to common shareholders	$(1,485,140)	$(1,081,257)	$(4,149,330)	$(2,621,884)	$(25,516,262)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.18)	$(0.13)	$(1.85)

Basic and diluted weighted average common shares outstanding	25,488,777	21,526,647	23,331,326	20,680,313	13,774,480

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended		October 28, 2003 through 02/29/2012
	02/29/2012	02/28/2011

Cash flows from operating activities
Net loss	$(4,082,037)	$(2,613,334)	$(19,440,419)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	1,621	2,172	182,470
Loss on disposal furniture & equipment	2,853	—	2,853
Amortization of original issue discount	2,063	—	719,265
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation	1,362,665	941,463	7,082,790
Changes in current assets and liabilities:
Decrease in prepaid expenses	22,649	2,323	(36,626)
(Increase) decrease in other assets	(28,153)	9,375	(43,901)
Decrease in accounts payable, accrued interest and accrued liabilities	(166,498)	310,486	1,093,406

Net cash used in operating activities	(2,884,837)	(1,347,515)	(10,503,105)

Cash flows from investing activities:
Furniture and equipment purchases	—	(4,704)	(21,083)

Net cash used in investing activities	—	(4,704)	(21,083)

Cash flows from financing activities:
Preferred stock dividends	(1,500)	—	(1,500)
Capital contributions by president	—	—	14,412
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	(74,492)	(5,000)	(239,990)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	3,386,024	1,365,988	8,966,072
Proceeds from Series B preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	—	(232,544)	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants and options	316,900	—	345,250

Net cash provided by financing activities	3,626,932	1,128,444	12,300,863

Net change in cash	742,095	(223,775)	1,776,675

Cash, beginning of period	1,037,818	700,497	3,238

Cash, end of period	$1,779,913	$476,722	$1,779,913

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$4,026	$18,880	$30,437

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended		October 28, 2003 through 02/29/2012
	02/29/2012	02/28/2011
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$—	$—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$—	$719,266

Common stock issued for preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$717,000	$1,176,000	$4,134,000

Deferred offering costs related to rescission liability	$182,198	$—	$182,198

Common stock issued for Series B preferred stock	$835,000	$407,827	$1,277,984

Series B preferred stock dividends	$67,293	$8,550	$75,843

Accrued salaries related party contributed as capital	$—	$229,500	$229,500

Constructive dividend	$—	$—	$6,000,000

See accompanying notes to condensed consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2012

(UNAUDITED)

1 - Organization

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation (“Rexray”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, the Company acquired assets related to our leading drug candidate, Cytolin®, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent No. 684074 and Canadian Patent No. 2156495 have been obtained as well. The Company also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related trademark symbol. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. As consideration for the intellectual property and trademarks the Company paid CytoDyn of New Mexico $10,000 in cash and issued 5,362,640 post-split shares of common stock to CytoDyn of New Mexico.

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

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), which will explore the possible application of the Company’s existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus (“FIV”), a retroviral infection in cats. The Company views the formation of CVM and the exploration of the application of its existing proprietary monoclonal antibody technology to FIV as an effort to strategically diversify the use of its proprietary monoclonal antibody technology.

2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2011 and 2010 and notes thereto in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011, filed with the Securities and Exchange Commission on November 3, 2011. Operating results for the three and nine months ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 29, 2012 and the period October 28, 2003 through February 29, 2012, (b) the financial position at February 29, 2012, and (c) cash flows for the nine month periods ended February 29, 2012 and February 28, 2011 and the period October 28, 2003 through February 29, 2012, have been made.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $4,082,037 for the nine months ended February 29, 2012, has an accumulated deficit of $21,042,331, and a working capital deficit of $2,491,679 as of February 29, 2012. As of February 29, 2012, these factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain U.S. Food & Drug Administration (the “FDA”) approval, outsource manufacturing of the product candidates, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of February 29, 2012 or May 31, 2011. Cash is maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at February 29, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of Federally insured limits at February 29, 2012 and May 31, 2011 approximated $1,746,000 and $1,011,000, respectively.

As of February 29, 2012, the Company received a total of $1,425,000 in cash related to deposits received from certain common stock purchases as compared to $1,035,000 as of May 31, 2011. These deposits were received by the Company from prospective investors (the “Prospective Investors”) after the Company made an announcement on February 18, 2011 related to its potential rescission and other liabilities to investors who had made investments in the Company during the period beginning on April 15, 2008 and ending on February 18, 2011. During the three months ended February 29, 2012, the Company sent confirmations to the Prospective Investors asking them to either confirm their investment in the Company or request that their deposit be returned to them. The Company received confirmations for $1,425,000 in cash deposits from Prospective Investors confirming their original investment. As of February 29, 2012, the $1,425,000 is included as common stock.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 29, 2012 and February 28, 2011, and for the period October 28, 2003 through February 29, 2012.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At February 29, 2012 and May 31, 2011 the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $694,000 and $876,000 in deferred offering costs as of February 29, 2012 and May 31, 2011, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 8,331,576 and 7,656,176 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and nine months ended February 29, 2012 and February 28, 2011, respectively, as inclusion would be anti-dilutive for these periods. Additionally as of February 29, 2012, 144,800 shares of Series B convertible stock can potentially convert into 1,448,000 shares of common stock.

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

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for February 29, 2012 and May 31, 2011 of approximately $4,134,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

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

On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Contract. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000 for calendar year 2011, and $225,000 for calendar year 2012. The Company had been accruing stock compensation and deferred offering costs related to the Contract as described above. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all related accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Contract.

4 - Convertible Instruments

During fiscal year 2010 the Company authorized the issuance of 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share. During the nine months ended February 29, 2012, 167,000 shares of the Series B were converted into 1,670,000 shares of common stock. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

5 - Stock Options and Warrants

The Company has one stock-based equity plan at February 29, 2012. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of February 29, 2012 the Company had 3,425,500 shares available for future stock option grants under the Plan.

During the nine months ended February 29, 2012, the Company granted to employees and directors 1,200,000 common stock options with an exercise price of $2.00, which vest ratably over one to four years and have an expiration date of five years from the date of grant. None of these options were granted under the Plan.

During the three months ended February 29, 2012, the Company granted 250,000 warrants at exercise prices ranging from $2.10 to $2.95 per share, with immediate vesting, and expiration dates of one to two years. The warrants were granted for past services, and for the three and nine months ended February 29, 2012, the Company recognized approximately $312,000 in stock-based compensation expense.

Net cash proceeds from the exercise of stock options and warrants was $316,900 and $ -0 - for the three and nine months ended February 29, 2012 and February 28, 2011, respectively.

Compensation expense related to stock options and warrants was approximately $367,000 and $256,000, and $1,159,000 and $708,000, for the three and nine months ended February 29, 2012 and February 28, 2011, respectively.

The grant date fair value of options and warrants vested during the nine month periods ended February 29, 2012 and February 28, 2011 was approximately $914,000 and $671,000, respectively. The weighted average grant date fair value of options and warrants granted during the nine month periods ended February 29, 2012 and February 28, 2011was $1.57 and $1.17, respectively. As of February 29, 2012, there was approximately $2,933,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.85 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 29, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2011	7,473,576	$1.34	3.84	$10,495,913
Granted	1,450,000	$2.08
Exercised	(517,500)	$0.61
Forfeited/expired/cancelled	(74,500)	$2.50
Options and warrants outstanding - February 29, 2012	8,331,576	$1.50	3.40	$12,398,777

Outstanding exercisable - February 29, 2012	6,261,020	$1.39	3.06	$10,036,066

6 - Common Stock

On November 14, 2011, the Board approved a private placement to sell up to 2,000,000 shares of the Company’s common stock, no par value, at a price of $1.50 per share. During the three months ended February 29, 2012, 1,997,388 shares were sold for proceeds totaling approximately $2,996,000.

During the three months ended February 29, 2012, the Company issued 72,500 shares of common stock at $2.80 per share to consultants for services, and recognized $203,000 of stock-based compensation based on the fair market value of the Company’s stock price at the commitment date for the services.

7 - Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

8 - Related Party Transactions

Prior to 2011, a director provided legal services to the Company for several years. As of February 29, 2012 the Company still owed the director $19,493 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of February 29, 2012. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of February 29, 2012 the note is past due.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. These notes are currently past due. As of February 29, 2012, the balance in the notes is $55,000. The Company has classified the balance as short-term obligation as of February 29, 2012, as the Company’s intention is to pay the note completely in the next twelve months.

We use on a month-to-month basis a portion of a building owned by Kenneth J. Van Ness, our President, Chief Executive Officer, and Chairman of the Board of Directors, our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on a month-to-month basis at a cost of $1,650 per month.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

9 - Commitment and Contingencies

On or about December 22, 2011, William Carmichael and Mojdeh Javadi (the “Plaintiffs”) filed a complaint against the Company in the Circuit Court of the State of Oregon for the County of Clackamas, alleging breach of contract. The Plaintiffs allege that the Company entered into a contract with the Plaintiffs in November 2007, then breached the terms of the contract by failing to issue warrants to the Plaintiffs entitling them to purchase shares of the Company’s stock. The Plaintiffs seek compensatory damages in an amount not less than $1,387,500, as well as costs and disbursements. On February 7, 2012, service of the complaint was accepted on behalf of the Company. An answer to the complaint was filed February 15, 2012. The Company plans to vigorously defend against Plaintiff’s claims. As of February 29, 2012, legal counsel advised the Company that they are unable to evaluate the merits of the claim or estimate a range of potential loss.

In addition, from time to time, we are involved in claims and suits that arise in the ordinary course of our business. Management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations.

10 - Subsequent Events

On March 1, 2012, the Company commenced a private placement outside of the United States to sell up to 4,000,000 shares of the Company’s common stock, no par value, at a price of $2.50 per share. The Company intends to issue and sell the shares without registration pursuant to Regulation S promulgated under the Securities Act.

On April 6, 2012, the Company entered into a purchase and sale agreement (the “Agreement”). Under the terms of the Agreement, the Company agreed to purchase from the sellers certain real property and improvements for a total purchase price of $1,700,000. The property to be purchased by the Company pursuant to the Agreement includes approximately 3.6 acres of land, the building located at 16242 North Florida Avenue, Lutz, FL 33548, consisting of approximately 10,000 square feet of office space and 6,500 square feet of warehouse space, and certain other assets related to the property (collectively, the “Property”). Approximately 6,500 square feet of the Property is currently under lease with third parties (the “Leases”). In connection with the purchase of the Property, the sellers have agreed to assign to the Company all of their right, title, and interest in and to the Leases.

The Company’s obligations under the Agreement are subject to and conditioned upon the Company’s investigation of the Property and satisfaction with all aspects thereof deemed relevant by the Company in its sole and absolute discretion. The Company has until April 20, 2012 (the “Inspection Period”) to make such investigations with respect to the Property. The Company has deposited with the escrow agent a cash deposit of $20,000, which deposit shall be fully refundable if: (i) the Company terminates the Agreement during the Inspection Period or fails to deliver an acceptance notice; (ii) following the Inspection Period, in the event of the sellers’ default under the Agreement; or (iii) as otherwise provided in the Agreement. At closing, the Company will deliver to the sellers a purchase money promissory note in the amount of $1,450,000 (the “Note”), and will pay the balance of the purchase price by wire transfer of immediately available funds. A purchase money first mortgage on the Property will secure the Note.

In addition to the Company’s rights to terminate the Agreement during the Inspection Period as described above, the Company has the right to terminate the Agreement if the sellers breach the Agreement in any manner. Also, the sale of the Property is subject to several closing conditions, including, without limitation: (i) the sellers conveying title to the Property in accordance with the terms of the Agreement; (ii) the Property being free of condemnation and material damage or destruction; (iii) the representations and warranties of the sellers being true and correct in all material respects; and (iv)  the sellers performing and complying with all covenants and conditions required by the Agreement.

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

Results of Operations

Results of Operations for the three months ended February 29, 2012 and February 28, 2011 are as follows:

For the three months ended February 29, 2012 and February 28, 2011 we had no activities that produced revenues from operations.

For the three months ended February 29, 2012, we had a net loss of approximately $(1,418,000) compared to a net loss of approximately $(1,075,000) for the corresponding period in 2011. For the three months ended February 29, 2012 and February 28, 2011, we incurred operating expenses of approximately $1,415,000 and $1,068,000, respectively, consisting primarily of stock-based compensation, professional fees, research and development and salaries.

The increase in operating expenses of approximately $347,000 from the three-month period ended February 28, 2011 compared to the three months ended February 29, 2012 related primarily to increases in legal fees, stock-based compensation, consulting expenses, and accounting fees, offset by decreases in research and development. Research and development expenses are associated with the development of our lead product, Cytolin ®. As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Legal fees and accounting fees have increased during the current quarter compared to previous quarter as a result of the increase in our external filings, rescission liability, and exploration of possible acquisitions. Consulting expenses increased as we issued common stock to consultants for services. We expect the trend to stabilize, as our filings become more consistent. The trend in all of our expenses will depend on our ability to raise additional funds, including the increase in salary expense related to the hiring of our current CEO, CFO and controller.

Results of Operations for the nine months ended February 29, 2012 and February 28, 2011 are as follows:

For the nine months ended February 29, 2012 and February 28, 2011 we had no activities that produced revenues from operations.

For the nine months ended February 29, 2012, we had a net loss of approximately $(4,082,000) compared to a net loss of approximately $(2,613,000) for the corresponding period in 2011. For the nine months ended February 29, 2012 and February 28, 2011, we incurred operating expenses of approximately $(4,065,000) and $(2,598,000), respectively, consisting primarily of stock-based compensation, salary expenses, professional fees, research and development and salaries.

The increase in operating expenses of approximately $1,467,000 from the nine-month period ended February 28, 2011 compared to the nine months ended February 29, 2012 related primarily to increases in legal fees, accounting fees, consulting expenses, salaries and stock-based compensation, offset by decreases in research and development expenses. Research and development expenses are associated with the development of our lead product, Cytolin®. As discussed above, we are currently in clinical trials with our product. We expect the trend in research and development expenses to increase as our product progresses through clinical trials. Legal fees and accounting fees have increased during the current nine-month period in 2012 when compared to the comparable nine-month period in 2011 as a result of the increase in our external filings, rescission liability, and the exploration of possible acquisitions. Consulting expenses increased as we issued common stock to consultants for services. We expect the trend associated with external filings and rescission liability to stabilize, as our filings become more consistent. The trend in all of our expenses will depend on our ability to raise additional funds, including the increase in salary expense related to the hiring of our current CEO, CFO and controller.

Rescission Liability

We recorded rescission liabilities for February 29, 2012 and May 31, 2011 of approximately $4,134,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Financial Statements on page 11 for further information regarding these rescission liabilities.

Liquidity and Capital Resources

On February 29, 2012, we had negative working capital of approximately $(2,492,000) as compared to a negative working capital of approximately $(5,022,000) on May 31, 2011.

As of November 30, 2011, we had a total of $1,425,000 in liabilities related to deposits received from common stock purchases as compared to $1,035,000 as of May 31, 2011. These deposits were received by us from prospective investors (the “Prospective Investors”) after we made an announcement on February 18, 2011 related to our potential rescission and other liabilities to investors who had made investments in us during the period beginning on April 15, 2008 and ending on February 18, 2011. During the three months ended February 29, 2012, we sent confirmations to the Prospective Investors asking them to either confirm their investment in us or request that their deposit be returned to them. During the three months ended February 29, 2012, we received confirmations from the Prospective Investors representing $1,425,000 in cash related to deposits received from common stock purchases. In those confirmations, such Prospective Investors confirmed their investment in us. As a result, as of February 29, 2012, the $1,425,000 is included as common stock.

On November 14, 2011, the board of directors of the Company (the “Board”) approved a private placement to sell up to 2,000,000 shares of the Company’s common stock, no par value, at a price of $1.50 per share. The offering commenced on or about December 1, 2011 and was completed on December 31, 2011. 1,997,388 shares were sold for proceeds totaling approximately $2,996,000.

Cash Flows

Net cash used in operating activities was approximately $(2,885,000) during the nine months ended February 29, 2012, which reflects an increase of approximately $1,537,000 from net cash used in operating activities of approximately $(1,348,000) for the nine months ended February 28, 2011. The increase in the net cash used in operating activities for the above periods was primarily attributable to the increase in the net loss, off-set by the increase in accounts payable and stock-based compensation.

There were no significant changes in cash used in investing activities from the nine months ended February 29, 2012.

Net cash provided by financing activities increased $2,499,000 from February 28, 2011 to the comparable quarter as a result of increases in proceeds from stock deposits, common stock, and exercises of options and warrants, offset by increases on payments on notes to related parties.

As shown in the accompanying Financial Statements, for the nine months ended February 29, 2012 and February 28, 2011, and since October 28, 2003 through February 29, 2012 we incurred net losses of approximately $(4,082,000) and $(2,613,000) and $(19,440,000), respectively. As of February 29, 2012, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through February 29, 2012 we raised cash of approximately $9,945,000 (net of offering costs) through private placements of common and preferred stock financings and approximately $1,537,000 through the issuance related party notes payable and convertible notes. Additionally, we have raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares.

Since October 28, 2003 through February 29, 2012, we have incurred approximately $2,644,000 of research and development costs and approximately $18,905,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of February 29, 2012, we had an accumulated deficit of approximately $21,042,000 and negative working capital of approximately $(2,492,000).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of February 29, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2012 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 29, 2012, other than those described above that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On or about December 22, 2011, William Carmichael and Mojdeh Javadi (the “Plaintiffs”) filed a complaint against the Company in the Circuit Court of the State of Oregon for the County of Clackamas, alleging breach of contract. The Plaintiffs allege that the Company entered into a contract with the Plaintiffs in November 2007, then breached the terms of the contract by failing to issue warrants to the Plaintiffs entitling them to purchase shares of the Company’s stock. The Plaintiffs seek compensatory damages in an amount not less than $1,387,500, as well as costs and disbursements. On February 7, 2012, service of the complaint was accepted on behalf of the Company. An answer to the complaint was filed February 15, 2012. The Company plans to vigorously defend against Plaintiff’s claims. As of February 29, 2012, legal counsel advised the Company that they are unable to evaluate the merits of the claim or estimate a range of potential loss.

In addition, from time to time, we are involved in claims and suits that arise in the ordinary course of our business. Management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2011, in connection with and as consideration for entering into the Full Release Agreement with Dr. Ronald B. Moss, we issued 10,000 shares of the Company’s common stock to Dr. Moss. The shares were issued to Dr. Moss in exchange for his full and complete release of his claims for compensation and other remuneration set forth in a consulting agreement, dated September 15, 2010, between the parties, as well as a stock incentive plan notice of stock option award with a grant date of September 22, 2010.

On December 1, 2011, we commenced a private placement to sell up to 2,000,000 shares of the Company’s common stock, no par value, at a price of $1.50 per share. The offering was completed on December 31, 2011, with 1,997,388 shares being sold for proceeds totaling approximately $2,996,000.

On February 9, 2012, in connection with and as consideration for entering into the Full Release Agreement with Evolution & Eware Holdings, LLC (“Eware”), and Eware’s principals, we issued warrants to purchase up to 250,000 of the Company’s common stock with strike prices ranging from $2.10 to $2.95 per share, and with exercise terms ranging from 12 months to 24 months. The warrants were issued to Eware and Eware’s principals in exchange for a full and complete release by the investors of all claims they ever had, then had, or which may have thereafter accrued against the Company.

On February 21, 2012, in connection with and as consideration for entering into the Full Release Agreement with Frank R. Maresca, we issued 62,500 shares of the Company’s common stock to Mr. Maresca. The shares were issued to Mr. Maresca in exchange for his full and complete release of his claims for compensation and other remuneration set forth in a consulting agreement, dated August 20, 2006, between the parties.

During the three months ended February 29, 2012, we issued to investors upon exercise of options and warrants, an aggregate amount of 517,500 shares of common stock of the Company at an exercise prices ranging from $0.30 to $1.10 per share, for aggregate proceeds of $316,900.

As of February 29, 2012, we have received a total of $1,425,000 in cash related to deposits received from common stock purchases and the exercise of warrants. We received these deposits and warrant exercise proceeds from Prospective Investors after we made an announcement on February 18, 2011 related to the Company’s potential rescission and other liabilities to investors who had made investments in the Company during the period beginning on April 15, 2008 and ending on February 18, 2011. Subsequent to this announcement, we sent confirmations to Prospective Investors asking them to either confirm their investment in the Company or request that their deposit or warrant exercise proceeds be returned to them. We received confirmations for $1,425,000 in cash deposits and warrant exercise proceeds. As a result, during the three months ended February 29, 2012, we issued 1,425,000 shares of common stock of the Company to Prospective Investors.

During the three months ended February 29, 2012, 167,000 shares of Series B were converted into 1,670,000 shares of common stock. The Series B is convertible into 10 shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $0.50 per share. During the three months ended February 29, 2012, we issued 134,585 shares of common stock related to these dividends.

We issued and sold the aforementioned warrants, options, and common stock without registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D, and as applicable, Regulation S promulgated thereunder. In qualifying for such exemptions, we did not use general solicitation or advertising to market the securities. In addition, we relied upon representations from the investors that (i) they are “accredited investors” as that term is defined in Regulation D, or (ii) if not an accredited investor, they either alone or with their purchaser representative have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment, and (iii) they have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. In addition, with regard to Regulation S, we did not conduct any selling efforts directed at the United States in connection with the offering and we relied upon representations from the investors that they were not United States persons as defined by Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

CYTODYN INC.
(Registrant)

DATE: April 16, 2012	BY:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
President and Chief Executive Officer

	BY:	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amendment to the Articles of Incorporation dated October 28, 2003 (incorporated herein by reference to filed Exhibit 3.3 on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation dated September 2009 (incorporated herein by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation dated April 29, 2010 (incorporated herein by reference to Exhibit 3.5 to Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws, as amended on November 8, 2011 (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification by the CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the CFO of the Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the CEO of the Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the CFO of the Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.