Form 10-K
period 2012-05-31
CYTODYN INC
filed 2012-08-22
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $29,890,680 (as of November 30, 2011).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 31, 2012, the registrant had 29,211,509 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the 2012 Annual Meeting of Shareholders (“Proxy Statement”)	Part III

CYTODYN INC

FORM 10-K FOR THE YEAR ENDED MAY 31, 2012

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

Overview / Corporate History

CytoDyn Inc. (the “Company”), is a Colorado corporation, with its principal business office at 110 Crenshaw Lake Road, Lutz, Florida 33548; telephone: (813) 527-6969, facsimile: (813) 527-6970, and website address: www.cytodyn.com. We are a development stage biotechnology company (concept company) focused on discovering and developing a class of therapeutic monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection. In addition, we formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), which will explore the possible application of our existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus, a retroviral infection in cats (“FIV”).

In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, we acquired assets related to our leading drug candidate, Cytolin®, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating HIV disease with the use of monoclonal antibodies. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958,

Australian Patent Nos. 684074 and 2003203742, Canadian Patent No. 2156495, Austrian Patent Nos. 408418, 267019, and 1438970, Belgian Patent No. 1438970, Swiss Patent Nos. 1438970 and 0690725, German Patent Nos. 69433789 and 69435142.3, Danish Patent No. 1438970, Spanish Patent Nos. 2219647, 2314341, 04101437.4, and 94912826.8, French Patent Nos. 1438970 and 0690725, Great Britain Patent Nos. 1438970 and 069725, Greece Patent No. 3067384, Iceland Patent No. 1438970, Italian Patent Nos. 1438970 and 0690725, Luxenbourg Patent No. 1438970, Monaco Patent No. 1438970, Netherlands Patent Nos. 1438970 and 0690725, Portuguese Patent Nos. 690725 and 1438970, and Swedish Patent Nos. 0410437.4 and 94912826.8 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related design mark (U.S. Registration No. 2662777. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. The original expiration dates for the foreign patents listed above are in 2013 or 2014, if the required annuity fee payments are paid by September 21, 2012. The Company’s Cytolin-related patents referenced above are for a murine (mouse) version of the drug. The Company’s research on Cytolin® to date has utilized the current murine version of the drug. However, on September 23, 2011, the Company filed a provisional patent application (Serial No. 61/534,942) in the United States for its humanized version of Cytolin®, a monoclonal antibody for the treatment of HIV Infection.

The Company is also exploring other antibodies as potential therapeutics for FIV. On June 17, 2011, the Company filed a provisional patent application in the United States (Serial No. 61/498,029) for the use of these antibodies as well as selected small molecule antagonists and agonists for the treatment of FIV. On June 15, 2012, the Company filed an international patent application (Serial No. PCT/US2012/042693) claiming priority to this provisional patent application. On August 10, 2011, the Company filed an application for registration of the trademark CYTOFELINE, intended for use in conjunction with veterinary preparations for the treatment of FIV (U.S. App. Ser. No. 85393956). In February 2012, the Company filed foreign trademark applications claiming priority to the US application for CYTOFELINE, including Australian App. No. 1473043, Canadian App. No. 1563313, European CTM App. No. 010625192, Indian App. No. 2279431, Japan App. No. 2012-008009, Mexican App. No. 1247597, and a Chinese App. No. 10475960. Thus far, the Company has received a Certificate of Trademark Registration from Japan No. 5488875, with an effective registration date of April 20, 2012, and a Certificate of Trademark Registration from the European Union No. 010625192 with an effective registration date of June 11, 2012. Additionally, the Company’s Australian App. No. 1473043 was registered on May 31, 2012.

Research History of Cytolin Compound

Cytolin® is part of a class of drugs called monoclonal antibodies. It targets a normal cell molecule called CD11a, part of the heterodimer that makes up the cell adhesion molecule lymphocyte function cell associated antigen (“LFA-1”). Published reports have suggested that blocking or engaging CD11a might somehow limit or prevent HIV infection of CD4 cells and monocytes. In 1993, six HIV-infected patients were treated with murine Cytolin®. Blood and skin tests of these patients suggested that the antibody might be producing improvements in the immune function of each patient. Based on the results of this pilot study, a compassionate use trial was initiated. In this study a relatively small number of physicians in the United States administered Cytolin® to their HIV-infected patients over two years. As results from this initial use became available, other physicians obtained and administered Cytolin® to their patients as well. Four of the doctors using Cytolin® allowed the Company’s predecessor to send in an independent Institutional Review Board to inspect the medical records of approximately 200 patients treated with Cytolin® once or twice a month over 18 months. Data were recorded and summarized and formed part of the material presented to the U.S. Food & Drug Administration (the “FDA”) as an early indication of the safety and potential efficacy of Cytolin®.

In 1996, the FDA approved a drug master file, designated BB-DMF#6836, for the manufacture of murine Cytolin® at Vista Biologicals Corporation. CytoDyn of New Mexico, Inc. (a predecessor to the Company) and Vista Biologicals Corporation worked cooperatively to develop the drug master file. In accordance with the practice of the FDA, the drug master file was issued to and became the property of the entity with the capacity to manufacture the drug, in this case Vista Biologicals Corporation. By contract with Vista Biologicals Corporation, CytoDyn of New Mexico, Inc. had the exclusive right to reference the drug master file, that is, to authorize Vista Biologicals Corporation to manufacture Cytolin® in accordance with the terms of the drug master file.

In 1996, the FDA also designated our investigational new drug application for murine Cytolin® as BB-IND #6845, and subsequently approved a clinical trial. In 2002, Symbion Research International, a contract research organization, completed a Phase I a/b clinical trial of Cytolin® (a Phase I trial includes the initial introduction of an investigational new drug or biologic into humans). The trial was sponsored by Amerimmune, Inc., the previous licensee of CytoDyn of New Mexico, Inc. but Symbion was never paid for its work. As a result, its work product became Symbion’s. We entered into a buy-sell agreement with Symbion to purchase the Phase Ia study data in 2004. The Phase Ia study, conducted in 13 subjects suffering from HIV/Acquired Immune Deficiency Syndrome (“AIDS”), found Cytolin® to be safe and well tolerated. The initial safety study supported the safety and tolerability of the drug in these dose groups. Some of the data was presented as an abstract and poster session, entitled “Phase I Study of Anti-LFA-1 Monoclonal Antibody (Cytolin® in Adults with HIV Infection)” at the 9th Conference on Retroviruses and Opportunistic Infections held in Seattle, Washington on February 24-28 2002 as well as the 16th International AIDS Conference held August 2006 in Toronto, Canada. The Company then went through a period of years where legal issues delayed the progress of this treatment.

To date, only the murine version of Cytolin® has been tested in clinical, research and development studies. The Company understands that registrational studies will require similar testing and confirmation of activity with its proprietary humanized version of Cytolin®.

Cytolin - Current Research

Under a Clinical Trial Agreement dated September 28, 2009 and as amended to date (the “Clinical Trial Agreement”), in exchange for a research grant by the Company, Massachusetts General Hospital (“MGH”) in Boston, Massachusetts agreed to conduct an ex-vivo study of murine Cytolin® in accordance with a study protocol entitled “An observational study to determine the in-vitro immunologic and virology activity of Cytolin” (the “Study”). In addition to providing financial support for the Study, the Company agreed to provide MGH with supplies of Cytolin® needed for the Study. Under the Clinical Trial Agreement, Eric S. Rosenberg, M.D. is designated as the Principal Investigator for the Study.

Human subjects were recruited for the Study from Dr. Rosenberg’s clinic. The Study enrolled 10 adults with early HIV infection and 10 healthy adults as the control arm, all of whom were required to participate for six months. None of the patients enrolled in the study received injections of murine Cytolin®; rather they donated blood to allow one to examine the effects of Cytolin® when it was added in the test tube to their peripheral blood mononuclear cells. The Study design and objectives are available to view at the government’s website at www.clinicaltrials.gov, ID NCT01048372. The public has online access to this federal database, which describes elements of clinical trials and their status. To review public records for the Study on the government’s website, enter “Cytolin” as the search term (case sensitive).

The second amendment to the Clinical Trial Agreement provided that our research grant commitment for the Study would total $316,755. In March 2010, we agreed in a third amendment to the Clinical Trial Agreement to provide an additional $233,815 for the Study to enable the Principal Investigator to engage additional personnel. In December 2010, we further agreed in a fourth amendment to the Clinical Trial Agreement to provide an additional $25,000 for the Study. On May 20, 2011, we entered into a fifth amendment of the Clinical Trial Agreement with The General Hospital Corporation, d/b/a/ MGH to extend the Study enabling MGH Principal Investigator Eric Rosenberg, M.D., to further explore his initial findings regarding the potential mechanism of action of murine Cytolin® to treat HIV-positive adults. Under the fifth amendment, we agreed to pay MGH the remaining unpaid balance of $291,590 of the total research grant of $865,375 over the six month period beginning on May 20, 2011 and ending on November 20, 2011. As of May 31, 2012, the final payment in the amount of approximately $72,898 due to MGH in connection with the Clinical Trial Agreement was past due. The Study was completed subsequent to May 31, 2012. The Company anticipates that if there is sufficient data to warrant publication Dr. Rosenberg will draft and submit a manuscript detailing his results. The release of this or any data from the Study is entirely dependent on Dr. Rosenberg.

The Study was a science-intensive research study and was not intended to function as a registrational study (see “Registrational Clinical Trials Process” below). The Company contemplates that the Study may be followed by a clinical trial that may or may not be conducted at MGH or with Dr. Rosenberg as the Principal Investigator. The Company will determine if clinical trials with the humanized version of Cytolin® are warranted based on these and other results from studies with the murine molecule and subsequent confirmation of activity with the humanized version of Cytolin®. There is no assurance that the results of the Study will warrant further clinical trials, or that a strategic alliance for humanized Cytolin® will be available.

The Clinical Trial Agreement governs the parties’ rights in Study data and the results of the Study (“Study Data and Results”). MGH retains ownership of all Study Data and Results, and is obligated to provide the Company with a copy of such Study Data and Results. The Clinical Trial Agreement places limits on the Company’s ability to use Study Data and Results. Specifically, the Company is permitted to use Study Data and Results that disclose individually identifiable health information only for purposes of the Study or related studies that concern murine Cytolin® or medical conditions / disease area that are the subject of the Study, however, the Company is permitted to use information that is not identifiable for any research and development purposes. These uses are further limited by the requirements that any such use comply with applicable law (including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)); and that the use is permitted by the informed consent form used with subjects in connection with the Study.

Why Cytolin May Be a Unique Treatment for Early HIV Infection

The particular epitope recognized by murine Cytolin® is highly expressed on killer cells called cytotoxic T cells or CTLs. However, subsequent studies and analysis of the activity of Cytolin® has shown that while Cytolin® is highly expressed on CTLs, this antibody does not block CTLs. In addition to being expressed on CTLs, the CD11a protein has also been reported to be present on the surface of the HIV virion, presumably to assist in the infectious cycle of the virus. This opens the possibility that Cytolin® may bind and neutralize HIV, providing a direct action against the virus in the bloodstream.

In addition to CTLs, murine Cytolin® also recognizes and binds to dendritic cells (DCs). These two types of immune cells are critical to the control of viral burden in HIV infected individuals. By binding to these cells, it is also possible that Cytolin® may induce an antiviral activity that may impede infection of new cells and presumably lead to a reduction in viral burden.

Acquisition of Advanced Genetic Technologies, Inc.

On January 30, 2007, we acquired, from Utek Corp., our subsidiary Advanced Genetic Technologies, Inc., which holds the exclusive right to develop alternative antibodies that bind to the same cellular target as murine Cytolin®. These two monoclonal antibodies were invented at Harvard University Medical School’s CBR Institute for Biomedical Research. The Company has not used these two antibodies in our research and development efforts to date but we may use these in future research and development efforts.

Formation of CytoDyn Veterinary Medicine LLC and Current Research

On May 16, 2011, we formed a wholly owned subsidiary, CVM, which will explore the possible application of feline reactive monoclonal antibodies for the treatment of the feline immunodeficiency virus (“FIV”). We view the formation of CVM and the exploration of CD11a-specific monoclonal antibodies to treat FIV as an effort to strategically diversify the use of monoclonal antibody expertise.

On June 17, 2011, the Company filed a provisional patent application in the United States (Serial No. 61/498,029) for the use of certain antibodies as well as selected small molecule antagonists and agonists for the treatment of FIV. On June 15, 2012, the Company filed an international patent application (Serial No. PCT/US2012/042693) claiming priority to this provisional patent application. On August 10, 2011, the Company filed an application for registration of the trademark CYTOFELINE, intended for use in conjunction with veterinary preparations for the treatment of FIV (U.S. App. Ser. No. 85393956). In February 2012, the Company filed foreign trademark applications claiming priority to the US application for CYTOFELINE, including Australian App. No. 1473043, Canadian App. No. 1563313, European CTM App. No. 010625192, Indian App. No. 2279431, Japan App. No. 2012-008009, Mexican App. No. 1247597, and a Chinese App. No. 10475960. Thus far, the Company has received a

Certificate of Trademark Registration from Japan No. 5488875, with an effective registration date of April 20, 2012, and a Certificate of Trademark Registration from the European Union No. 010625192 with an effective registration date of June 11, 2012. Additionally, the Company’s Australian App. No. 1473043 was registered on May 31, 2012.

On November 16, 2011, the Company and The Scripps Research Institute, a nonprofit institution (“Scripps Research”) entered into a six-month Research Funding and Option Agreement (the “Scripps Agreement”) that enabled Dr. John H. Elder, Professor in the Department of Immunology and Microbial Science at Scripps Research, to explore the potential application of the Company’s recently provisionally patented technology as an effective therapy in the treatment of FIV. The Company has assigned the Scripps Agreement to CVM. This study has now been completed. Through the course of this work Dr. Elder was able to identify a panel of anti-human monoclonal antibodies to CD11a that cross react with feline CD11a. These antibodies limited FIV infection in cell culture. The Company anticipates that if the data warrants publication Dr. Elder will draft and submit a manuscript detailing his results. The release of this or any data from this study is entirely dependent on Dr. Elder. While the original six-month period contemplated under the Scripps Agreement has expired, the Company will continue to engage Dr. Elder and Thomas Fitting, Esq., Ph.D., Chief Patent Counsel at Scripps Research, as consultants on an as needed basis through July 12, 2013.

On February 15, 2012, the Company and Colorado State University (“CSU”) entered into a Research Funding and Option Agreement (the “CSU Agreement”) that will enable Dr. Susan VandeWoude Associate Dean for Research and Graduate Education, CVMBS; Professor, DMIP, to explore the potential application of the Company’s recently provisionally patented technology as an effective therapy in the treatment of FIV in infected cats. The Company has assigned the CSU Agreement to CVM. This study is designed to determine the effect of a single dose of murine CytoFeline® on FIV RNA and DNA as well as a panel of other virologic and safety markers. The Company anticipates that if the data warrants publication Dr. VandeWoude will draft and submit a manuscript detailing her results. The release of this or any data from this study is entirely dependent on Dr. VandeWoude.

On June 19, 2012, Dr. VandeWoude and Dr. Richard Trauger, the Company’s Managing Director of Science, were awarded a grant of $27,000 by CSU to study the pharmacokinetics of a chimeric version of CytoFeline® in uninfected cats. The Company expects to generate and provide the chimeric version of the antibody for Dr. VandeWoude in the next six months. The Company anticipates that if the data from the study warrants publication Dr. VandeWoude and Dr. Trauger will draft and submit a manuscript detailing these results.

Manufacturing and Source for Raw Materials

We negotiated with a contract manufacturer, Vista Biologicals Corporation (“Vista”), to manufacture murine Cytolin® suitable for use in our current ex vivo clinical trial of Cytolin® at a cost of $565,000, all of which was paid by September 2008. In February 2010, we entered into a statement of work for the development of a humanized form of Cytolin® at a cost of $229,500. Vista entered into an assignment agreement with us to transfer all rights and title to certain inventions and applications to us in consideration for our forgiveness of certain disputed amounts under the contractual arrangements between the parties. There are ongoing negotiations related to the ultimate obligations of the Company and Vista under both the 2008 and 2010 contractual arrangements. Although a murine version of Cytolin® was used for previous human experience that included approximately 200 patients treated for up to two years, as well as an encouraging uncontrolled Phase I(b)/II(a) study, and our current ex-vivo clinical trial, the Company understands that a fully-humanized version is necessary for the controlled clinical trials that are expected to follow the previous ones. On September 23, 2011, the Company filed a provisional patent application (Serial No. 61/534,942) in the United States for its humanized version of Cytolin®, a monoclonal antibody for the treatment of HIV infection. The Company is currently in discussions with potential manufacturing sites to obtain clinical grade antibody for future clinical development of Cytolin®.

Patents and Trademarks

We have a License Agreement with Allen D. Allen, our former Chief Executive Officer and former Chairman of the Company’s board of directors (the “Board”) that gives us the exclusive right to develop, market, and profit from his technology worldwide. This includes issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057, as well as European Patent Nos. 0690725 and 1438970. In addition, Hong Kong Patent No. 1067958, Australian Patent Nos. 684074 and 2003203742, Canadian Patent No. 2156495, Austrian Patent Nos. 408418, 267019, and 1438970, Belgian Patent No. 1438970, Swiss Patent Nos. 1438970 and 0690725, German Patent Nos. 69433789 and 69435142.3, Danish Patent No. 1438970, Spanish Patent Nos. 2219647, 2314341, 04101437.4, and 94912826.8, French Patent Nos. 1438970 and 0690725, Great Britain Patent Nos. 1438970 and 069725, Greece Patent No. 3067384, Iceland Patent No. 1438970, Italian Patent Nos. 1438970 and 0690725, Luxenbourg Patent No. 1438970, Monaco Patent No. 1438970, Netherlands Patent Nos. 1438970 and 0690725, Portuguese Patent Nos. 690725 and 1438970, and Swedish Patent Nos. 0410437.4 and 94912826.8 have been obtained as well. We also acquired the federally registered trademarks, CYTODYN (U.S. Registration No. 2095498) and CYTOLIN (U.S. Registration No. 2095497), and a related design mark (U.S. Registration No. 2662777. The license acquired gives the Company the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent claims, practice methods taught by the patent claims, and exploit specified technology related to the patents. The term of the license agreement is for the life of the patents of which the first will expire in 2013. The original expiration dates on the issued U.S. Patent Nos. 5,424,066; 5,651,970 and 6,534,057 are 2013, 2014 and 2013, respectively. The original expiration dates for the foreign patents listed above are in 2013 or 2014, if the required annuity fee payments are paid by September 21, 2012. The Company’s Cytolin-related patents referenced above are for a murine (mouse) version of the drug. The Company’s research on Cytolin® to date has utilized the current murine version of the drug. However, on September 23, 2011, the Company filed a provisional patent application (Serial No. 61/534,942) in the United States for its humanized version of Cytolin®, a monoclonal antibody for the treatment of HIV Infection.

The Company is also exploring other antibodies as potential therapeutics for FIV. On June 17, 2011, the Company filed a provisional patent application in the United States (Serial No. 61/498,029) for the use of these antibodies as well as selected small molecule antagonists and agonists for the treatment of FIV. On June 15, 2012, the Company filed an international patent application (Serial No. PCT/US2012/042693) claiming priority to this provisional patent application. On August 10, 2011, the Company filed an application for registration of the trademark CYTOFELINE, intended for use in conjunction with veterinary preparations for the treatment of FIV (U.S. App. Ser. No. 85393956). In February 2012, the Company filed foreign trademark applications claiming priority to the US application for CYTOFELINE, including Australian App. No. 1473043, Canadian App. No. 1563313, European CTM App. No. 010625192, Indian App. No. 2279431, Japan App. No. 2012-008009, Mexican App. No. 1247597, and a Chinese App. No. 10475960. Thus far, the Company has received a Certificate of Trademark Registration from Japan No. 5488875, with an effective registration date of April 20, 2012, and a Certificate of Trademark Registration from the European Union No. 010625192 with an effective registration date of June 11, 2012. Additionally, the Company’s Australian App. No. 1473043 was registered on May 31, 2012.

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

The Company may fund clinical trials using venture capital or through the sale of our common stock or other equity securities, or, at that time, may enter into a strategic alliance for completion of research and the subsequent marketing of humanized Cytolin® if approved. In the former case, and while the cost will be to some extent determined by the trial size, we currently estimate that we will need to provide additional humanized product, which we estimate will cost approximately $500,000. The Company intends to conduct one or more private placement offerings of common shares to secure the needed capital. We cannot estimate the cost of any potential follow up study or whether any of the planned private placement offerings will be successful.

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

Research and Development Costs

Our sponsored research and development expenses were $530,027, $480,765 and $2,759,495 in fiscal 2012, 2011 and for the period October 28, 2003 through May 31, 2012, respectively. We expect that research and development expenses will increase as we seek to expand development of our current and future product pipeline.

Employees

We have four full time employees, one part time employee, and a varying number of consultants engaged in management and product development. We are severely understaffed and will expand our employee force if we complete further financings. There can be no assurance we will be able to locate or secure suitable employees upon acceptable terms in the future.

Item 1A.	Risk Factors.

This item is not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices were located at 1511 Third Street, Santa Fe, New Mexico 87505 for a portion of fiscal year 2011. We leased approximately 1,200 square feet under a lease from September 1, 2010 until August 31, 2011 at $1,650 per month.

On June 7, 2011, the Board approved the relocation of the Company’s principal office to Lutz, Florida. Effective as of June 15, 2011, the principal office of the Company is now located at 110 Crenshaw Lake Road, Lutz, Florida 33548. We use approximately 1,600 square feet on an at-will tenancy basis at a cost of $1,650 per month in rent plus sales tax and reimbursement for utilities. The building related to this lease is owned by an affiliate of Kenneth Van Ness, our President and Chief Executive Officer (“CEO”).

Item 3.	Legal Proceedings.

On or about December 22, 2011, William Carmichael and Mojdeh Javadi (the “Plaintiffs”) filed a complaint against the Company in the Circuit Court of the State of Oregon for the County of Clackamas, alleging breach of contract. The Plaintiffs alleged that the Company entered into a contract with the Plaintiffs in November 2007, then breached the terms of the contract by failing to issue warrants to the Plaintiffs entitling them to purchase shares of the Company’s stock (the “Breach of Contract” claims). The Plaintiffs filed an Amended Complaint against the Company on May 11, 2012 in which they asserted three additional claims each and amended the relief requested. In addition to the Breach of Contract claims, the Plaintiffs alleged in their Amended Complaint that: (i) they were third-party beneficiaries of a promise made by the Company to Nader Pourhassan in a Personal Services Agreement (the “Personal Services Agreement”), dated August 4, 2008 (the “Third Party Beneficiary” claims), (ii) they provided services to the Company and were entitled to the reasonable value for such services (the “Quantum Meruit” claims), and (iii) in reliance on the promises made in the Personal Services Agreement, the Company induced them to provide services to the Company and they were entitled to compensation for damages resulting from their reliance on those promises (the “Promissory Estoppel” claims). The Quantum Meruit and Promissory Estoppel claims were alternative claims to their Third Party Beneficiary claims. On the Breach of Contract claims, the Plaintiffs sought either compensatory damages in an amount not less than $750,000 each or the delivery of warrants to each Plaintiff to purchase 375,000 shares of the Company’s common stock for $0.25 per share. With respect to the Third Party Beneficiary claims, the Plaintiffs sought a judgment requiring the Company to deliver 650,000 shares of its common stock to each Plaintiff. With respect to the Quantum Meruit claims, Plaintiffs sought compensatory damages in an amount equal to the reasonable value of their services to the Company. With respect to the Promissory Estoppel claims, the Plaintiffs sought compensation for damages resulting from their reliance on the Company’s promises. The Plaintiffs also sought prejudgment interest, plus costs and disbursements incurred in the litigation. The Company filed an answer to the complaint on February 15, 2012. An answer to the Amended Complaint was filed on May 21, 2012.

On July 27, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the above Plaintiffs. Pursuant to the Settlement Agreement, the Company issued 200,000 shares of the Company’s common stock (“Shares”) to each of the Plaintiffs, for an aggregate total of 400,000 Shares. In addition, the Company issued warrants (“Warrants”) to purchase up to 375,000 Shares to each of the Plaintiffs, for an aggregate total of 750,000 Warrants. The Warrants are immediately exercisable at $0.25 per Share and shall expire on August 15, 2012. The Company issued the Shares and the Warrants to the Plaintiffs in exchange for their full and complete release of any and all claims against the Company as of July 27, 2012. Pursuant to and in accordance with the Settlement Agreement, on July 30, 2012, the Plaintiffs also dismissed with prejudice and without any award of costs, disbursements or attorney’s fees, their Amended Complaint against the Company filed in the Circuit Court of the State of Oregon for the County of Clackamas. As of May 31, 2012, the Company recognized approximately $540,000 and $388,000 of compensation expense related to the Warrant grant, and the issuance of the Shares, respectively.

In addition, from time to time, we are involved in claims and suits that arise in the ordinary course of our business. Management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Over-the-Counter Bulletin Board under the ticker symbol CYDY.

The table below provides the high and low sales prices of our common stock for the periods indicated, as reported by the Over-the-Counter Bulletin Board quotations system:

Price Range of Outstanding Common Stock

Year Ended May 31, 2012	High	Low
First Quarter Ended August 31, 2011	$2.75	$1.70

Second Quarter Ended November 30, 2011	$3.00	$1.85

Third Quarter Ended February 29, 2012	$4.40	$2.52

Fourth Quarter Ended May 31, 2012	$2.80	$1.46

Year Ended May 31, 2011	High	Low
First Quarter Ended August 31, 2010	$1.54	$0.75

Second Quarter Ended November 30, 2010	$1.40	$0.95

Third Quarter Ended February 28, 2011	$2.29	$1.15

Fourth Quarter Ended May 31, 2011	$4.40	$1.70

Holders

The number of record holders of our common stock on May 31, 2012 was approximately 1,256. This number includes shareholders that hold the shares in “street name” with brokers, dealers and other financial institutions. There have been 802,269 shares issued by the Company after May 31, 2012.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board. We have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Management’s current policy is to retain earnings, if any, for use in our operations.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plans as of May 31, 2012.

Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,658,500	$1.48	3,941,500

Equity compensation plans not approved by security holders (1)	6,669,164	$1.66	0

Total	10,327,664	$1.60	3,941,500

(1)	Represents warrants issued by the Company (i) in connection with previous issuances of debt and previous private placements of the Company’s securities, (ii) as consideration for certain consulting services provided to the Company, and (iii) as consideration for the release of certain claims against the Company, and also includes the issuance of options (i) prior to the adoption of the 2004 Incentive Plan, (ii) to certain of our employees under their existing employment agreements, and (iii) to compensate Board members for their service as directors.

Recent Sales of Unregistered Securities

On May 21, 2012, in connection with and as consideration for their services as members of the Board, the Company issued 3,743 shares of the Company’s common stock to each of Jordan Naydenov, Ronald Tropp, George Dembow and Gregory Gould. The Company also issued 1,703 shares of the Company’s common stock to Anthony Caracciolo, prorated for the period of his service as a Board member. The shares of common stock will vest in equal daily installments and will be fully vested on May 31, 2012.

During the three months ended May 31, 2012, we issued to an investor upon exercise of warrants, 10,000 shares of common stock of the Company at an exercise price of $1.00 per share, for proceeds of $10,000.

During the three months ended May 31, 2012, 45,900 shares of Series B were converted into 459,000 shares of common stock. The Series B is convertible into 10 shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $0.50 per share. During the three months ended May 31, 2012, we issued 42,900 shares of common stock related to these dividends.

We issued and sold the aforementioned warrants, options, and common stock without registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506, Rule 701 and, as applicable, Regulation S promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of any of our equity securities during the three months ended May 31, 2012.

Item 6.	Selected Financial Data.

This item is not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including our consolidated financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Results of operations for the year ended May 31, 2012 compared to May 31, 2011 are as follows:

For the years ended May 31, 2012 and 2011, we had no activities that produced revenues from operations.

For the year ended May 31, 2012, we had a net loss of approximately $7,474,000 compared to a net loss of approximately $3,720,000 for the corresponding period in 2011. For the year ended May 31, 2012 and 2011, we incurred operating expenses consisting primarily of stock-based compensation, accounting and consulting, research and development, salary, legal expenses, and various other selling and administrative expenses.

The operating expenses for the years ended May 31, 2012 and 2011 are as follows:

	2012	2011

Accounting and consulting	$524,000	$274,000
Stock-based compensation	2,858,000	1,186,000
Legal	1,469,000	689,000
Salaries	1,623,000	700,000
Research and development	530,000	481,000
Depreciation and amortization	2,000	3,000
Other	450,000	365,000

Total	$7,456,000	$3,698,000

Accounting and consulting expenses increased approximately $250,000 from $274,000 in fiscal year 2011 to approximately $524,000 at May 31, 2012. Accounting expenses increased as the Company utilized more temporary accounting staff, as well as increased edgarization costs related to the Company’s increased filings with the Securities and Exchange Commission (“SEC”). The increase in consulting expenses relates primarily to the issuance of common stock to consultants for services, as well as the Company entering into a consulting agreement with the Company’s former CEO in the first quarter of fiscal year 2012.

Stock-based compensation increased approximately $1,672,000 from approximately $1,186,000 at May 31, 2011 to $2,858,000 at May 31, 2012. The increase relates to options grants made to certain executives of the Company pursuant to employment agreements, as well as warrants granted to certain consultants with immediate vesting rights. Additionally, as disclosed in “Item 3. Legal Proceedings” and footnotes 9 and 11 to the consolidated financial statements, the Company granted warrants and common stock pursuant to the Settlement Agreement. During fiscal year 2011, there were less option grants, and no grants with immediate vesting rights. The Company expects to continue to grant stock options in the future, and accordingly, stock-based compensation should continue to be a significant expense in the future.

Legal expenses increased approximately $780,000 from approximately $689,000 at May 31, 2011 to $1,469,000 at May 31, 2012 due to a variety of matters, including assistance with: (i) litigation as discussed at footnote 9 of the consolidated financial statements; (ii) preparation or review and negotiation of contracts such as with third-party providers and employment agreements; (iii) responding to an investigation by the SEC; (iv) the Company’s SEC filings and corporate compliance; (v) ongoing claims and litigation and other disputes and the negotiation of associated proposed and/or final settlements with certain third parties; (vi) the Company’s ongoing fundraising efforts and related securities law research with respect to the Company’s past and current fundraising efforts; (vii) extensive negotiation and drafting of the Asset Purchase Agreement and related documentation relating to the Company’s proposed acquisition of PRO 140 from Progenics Pharmaceuticals, Inc., as discussed in footnote 11 to the consolidated financial statements; and (viii) extensive research and review of Company records in order to facilitate bringing the Company’s SEC filings into compliance. The trend in the Company’s legal expenses will depend on the Company’s ability to raise proceeds and to hire additional staff who can perform certain functions that can help defray legal expenses.

Salaries increased approximately $923,000 from approximately $700,000 in fiscal year 2011 to $1,623,000 in fiscal year 2012. The significant increase relates to the execution of executive employment contracts during fiscal year 2012, as well as the payment of certain discretionary bonuses to executives. The executive salaries in fiscal 2012 were significantly higher for certain executives relative to fiscal year 2011. Bonuses to executives are either based on achievement of targeted annual performance goals recommended by the compensation committee and approved by the Board, or are discretionary in nature based on Board approval. During fiscal year 2012, the Company granted discretionary bonuses of approximately $335,000. There were no bonuses granted during fiscal year 2011.

Research and development expenses increased approximately $49,000 from approximately $481,000 in fiscal year 2011 to $530,000 in fiscal year 2012. The increase relates primarily to the Company entering into a consulting agreement for research related to the development of FIV therapeutics.

Other expenses are comprised of various selling and administrative expenses which increased approximately $85,000 from approximately $365,000 in fiscal year 2011 to $450,000 in fiscal year 2012. The increase relates primarily to increases in investor relation costs, healthcare costs pursuant to employment agreements, and numerous other smaller increases.

The increase or decrease in the above expenses will depend on the Company’s ability to raise additional capital and ultimately fund the Company’s clinical trials, and fund other operating costs as deemed necessary.

Rescission Liability

The Company estimates an amount that is a probable indicator of the rescission liability and has recorded rescission liabilities for May 31, 2012 and May 31, 2011 of approximately $3,749,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Consolidated Financial Statements on page 51 for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, the Company entered into the Personal Services Agreement with Nader Pourhassan. The Personal Services Agreement provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were to receive 50,000 common shares each of Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of May 31, 2010, the Company accrued $1,180,000 related to the Personal Services Agreement. Subsequent to the fiscal year ended May 31, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Personal Services Agreement. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $200,000. See Footnote 3 of our Consolidated Financial Statements on page 51 for further information.

The Company had been accruing stock compensation and deferred offering costs related to the Personal Services Agreement as described at Note 3. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Personal Services Agreement.

Liquidity and Capital Resources.

On May 31, 2012, we had negative working capital of approximately $4,007,000 as compared to a negative working capital of approximately $5,022,000 on May 31, 2011.

Cash Flows

Net cash used in operating activities was approximately $4,391,000 during fiscal year 2012, which reflects an increase of approximately $2,570,000 from net cash used in operating activities of approximately $1,821,000 in 2011. The increase in the net cash used in operating activities for the above periods was primarily attributable to the following:

•	Net loss increased approximately $3,755,000; and

•	Accounts payable, accrued salary, accrued interest, and accrued liabilities decreased approximately $679,000.

The above increases were partially offset by stock-based compensation increasing approximately $1,672,000 from 2011 to 2012.

There were no other significant changes in cash used in operating activities from 2011 to 2012.

There were no material changes in cash flows from investing activities from 2011 to 2012.

Cash flows provided by financing activities of approximately $3,638,000 during fiscal year 2012 increased approximately $2,510,000 from approximately $1,128,000 during 2011. The increase in cash provided by financing activities for the above periods was attributable primarily to the increase in proceeds from the sale of common stock and the exercise of common stock options and warrants.

There were no other significant changes in cash provided by financing activities from 2011 to 2012.

As shown in the accompanying consolidated financial statements, for the year ended May 31, 2012 and 2011, and since October 28, 2003 through May 31, 2012 we incurred net losses of approximately $7,474,000 and $3,720,000 and $22,833,000, respectively. As of May 31, 2012, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through May 31, 2012 we raised cash of approximately $10,504,000 (net of offering costs) through private placements of common stock, treasury stock and preferred stock financings and $1,537,000 through the issuance related party notes payable and convertible notes. The Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. Additionally, the Company raised approximately $355,000 from the exercise of common stock options and warrants. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares.

Since October 28, 2003 through May 31, 2012, we have incurred approximately $2,759,000 of research and development costs and approximately $22,295,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of May 31, 2012, we had an accumulated deficit of approximately $24,435,000 and negative working capital of approximately $4,007,000.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. As of May 31, 2012 these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatments, obtain FDA approval, outsource manufacturing of the treatments, and ultimately to attain profitability. The Company intends to seek additional funding through equity offerings or licensing agreements to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

We estimated an amount that is a probable indicator of our rescission liability and will record rescission liabilities for May 31, 2012 and May 31, 2011 of $3,749,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Footnote 3 of our Consolidated Financial Statements on page 51 for further information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CytoDyn Inc. (A Development Stage Company)

Lutz, Florida

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (a development stage company) as of May 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period from October 28, 2003 through May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn Inc. as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from October 28, 2003 through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $7,474,224 for the year ended May 31, 2012, has a working capital deficit of $4,006,969, and has an accumulated deficit of $24,434,518 from the date of inception through May 31, 2012, which raises a substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

August 21, 2012

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	May 31,
	2012	2011
Assets
Current Assets:
Cash	$284,991	$1,037,818
Prepaid expenses	65,982	59,275
Deferred Offering Costs	677,327	876,423

Total current assets	1,028,300	1,973,516

Furniture and equipment, net	800	5,374
Other Assets	41,735	15,748

	$1,070,835	$1,994,638

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$831,336	$932,996
Accrued liabilities	150,573	756
Accrued salaries	189,249	—
Indebtedness to related parties - short-term portion	74,493	148,985
Accrued interest payable	40,618	26,696
Deposits on stock purchases	—	1,035,000
Stock rescission liability	3,749,000	4,851,000

Total current liabilities	5,035,269	6,995,433

Long-Term Liabilities
Convertible notes payable, net	9,000	6,937

Total Liabilities	5,044,269	7,002,370

Shareholders’ (deficit):
Series B Convertible stock preferred stock, no par value; 400,000 shares authorized, 98,900 and 311,800 shares issued and outstanding at May 31, 2012 and 2011, respectively	451,993	1,566,016
Common stock, no par value; 100,000,000 shares authorized, 28,636,530 and 22,290,982 outstanding at May 31, 2012 and 2011, respectively; 28,836,530 and 22,490,982 issued at May 31, 2012 and May 31, 2011, respectively	15,150,261	9,147,325
Common stock payable	388,000	—
Additional paid-in capital	8,020,533	5,877,141
Common and Preferred stock subject to rescission	(3,749,000)	(4,851,000)
Treasury stock, at cost, 200,000 and 200,000 shares held at May 31, 2012 and 2011, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	299,297	313,080
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(22,832,606)	(15,358,382)

Total shareholders’ (deficit)	(3,973,434)	(5,007,732)

	$1,070,835	$1,994,638

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year ended May 31,		October 28, 2003 through
	2012	2011	May 31, 2012
Operating expenses:
General and administrative	$5,454,477	$2,525,661	$16,461,892
Amortization / depreciation	2,013	2,880	182,862
Research and development	530,027	480,765	2,759,495
Legal fees	1,469,129	688,933	2,890,631

Total operating expenses	7,455,646	3,698,239	22,294,880

Operating loss	(7,455,646)	(3,698,239)	(22,294,880)

Interest income	—	—	1,627
Extinguishment of debt	—	—	337,342

Interest expense:
Interest on convertible debt	(2,063)	—	(736,926)
Interest on notes payable	(16,515)	(21,449)	(139,769)

Loss before income taxes	(7,474,224)	(3,719,688)	(22,832,606)

Income tax provision	—	—	—

Net loss	$(7,474,224)	$(3,719,688)	$(22,832,606)

Constructive preferred stock dividends	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$(88,743)	$(8,550)	$(97,293)

Net loss applicable to common shareholders	$(7,562,967)	$(3,728,238)	$(28,929,899)

Basic and diluted loss per share	$(0.31)	$(0.18)	$(2.04)

Basic and diluted weighted average common shares outstanding	24,618,812	21,076,430	14,204,081

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2012

	Treasury Stock		Treasury	Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Stock APIC

Stock issued for cash ($.50/share)	—	—	—	—	—	—	$17,654

Stock issued for services ($.50/share)	—	—	—	—	—	—	194,100

Stock issued for services ($.37/share)	—	—	—	—	—	—	55,500

Stock based compensation	—	—	—	—	—	—	371,996

Stock issued in payment of accounts payable, ($.50/share)	—	—	—	—	—	—	49,000

Stock issued for services ($.42/share)	—	—	—	—	—	—	6,468

Capital contribution	—	—	—	—	—	—	8,900

Net loss ended May 31, 2009	—	—	—	—	—	(1,306,004)	(1,306,004)

Balance at May 31, 2009	—	—	—	—	$(1,601,912)	$(8,278,829)	$(2,248,501)

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Stock issued for cash ($.50/share)	—	—	—	—	—	—	—

Conversion of debt to Common stock ($.45/share)	—	—	—	—	—	—	146,456

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

Period October 28, 2003 through May 31, 2012

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

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2012

	Preferred Stock		Common Stock		Common Stock	Additional	Rescission
	Shares	Amount	Shares	Amount	Payable	Paid-In Capital	Amount
Rescission expirations and exclusions	—	—	—	—	—	—	1,102,000

Conversion of Series B Convertible Preferred Stock to Common Stock	(212,900)	(1,064,500)	2,129,000	1,064,500	—	—	—

Series B Convertible Preferred Stock Dividends	—	—	177,485	88,743	—	(88,743)	—

Series B Convertible Preferred Stock Cash Dividends	—	—	—	—	—	(1,500)	—

Common Stock issued for services to consultants ($2.55-$2.80/share)	—	—	72,500	203,000	—	—	—

Common Stock issued for services to Directors ($2.07/share)	—	—	16,675	34,560	—	—	—

Common Stock issued for cash ($1.50/share)	—	—	1,997,388	2,996,024	—	—	—

Exercise of Common Stock options ($.30-$1.00/share)	—	—	527,500	326,900	—	—	—

Common shares issued from Escrow liability ($1.00/share)	—	—	1,425,000	1,425,000	—	—	—

Common stock to be issued related to legal settlement ($0.97/share)	—	—	—	—	388,000	—	—

Amortization of deferred offering costs related to rescission liability	—	(49,523)	—	(135,791)	—	—	—

Capital Contribution	—	—	—	—	—	1,336	—

Stock based compensation	—	—	—	—	—	1,692,290	—

Warrants to be issued related to legal settlement	—	—	—	—	—	540,009	—

Net Loss, ended May 31, 2012	—	—	—	—	—	—	—

Balance at May 31, 2012	98,900	$451,993	28,836,530	$15,150,261	$(388,000)	$8,020,533	$(3,749,000)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Period October 28, 2003 through May 31, 2012

	Treasury Stock		Treasury Stock APIC	Stock for Prepaid Services	Accumulated Deficit	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Rescission expirations and exclusions	—	—	—	—	—	—	1,102,000

Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	—	—	—	—	—

Series B Convertible Preferred Stock Dividends	—	—	—	—	—	—	—

Series B Convertible Preferred Stock Cash Dividends	—	—	—	—	—	—	(1,500)

Common Stock issued for services to consultants ($2.80/share)	—	—	—	—	—	—	203,000

Common Stock issued for services to Directors ($2.07/share)	—	—	—	—	—	—	34,560

Common Stock issued for cash ($1.50/share)	—	—	—	—	—	—	2,996,024

Exercise of Common Stock options ($.62/share)	—	—	—	—	—	—	326,900

Common shares issued from Escrow liability ($1.00/share)	—	—	—	—	—	—	1,425,000

Common stock to be issued related to legal settlement ($0.97/share)	—	—	—	—	—	—	388,000

Amortization of deferred offering costs related to rescission liability	—	—	(13,783)	—	—	—	(199,097)

Capital Contribution	—	—	—	—	—	—	1,336

Stock based compensation	—	—	—	—	—	—	1,692,290

Warrants to be issued related to legal settlement	—	—	—	—	—	—	540,009

Net Loss, ended May 31, 2012	—	—	—	—	—	(7,474,224)	(7,474,224)

Balance at May 31, 2012	(200,000)	$(100,000)	299,297	—	$(1,601,912)	$(22,832,606)	$(3,973,434)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended May 31		October 28, 2003 through May 31, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(7,474,224)	$(3,719,688)	$(22,832,606)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	2,013	2,880	182,862
Loss on disposal of furniture and equipment	2,560	—	2,560
Amortization of original issue discount	2,063	—	719,265
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation	2,857,859	1,186,104	8,577,984
Changes in current assets and liabilities:
Increase in accrued salaries	189,249	—	189,249
Increase in prepaid expenses	(6,707)	(39,648)	(65,982)
(Increase) decrease in other assets	(25,987)	8,227	(41,735)
Increase in accounts payable, accrued interest and accrued liabilities	62,079	740,708	1,321,983

Net cash used in operating activities	(4,391,095)	(1,821,417)	(12,009,363)

Cash flows from investing activities:
Furniture and equipment purchases	—	(4,705)	(21,083)

Net cash used in investing activities	—	(4,705)	(21,083)

Cash flows from financing activities:
Capital contributions by executive	1,336	—	15,748
Preferred stock dividends	(1,500)		(1,500)
Proceeds from notes payable to related parties	—	—	705,649
Payments on notes payable to related parties	(74,492)	(5,000)	(239,990)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	3,386,024	2,400,987	8,966,072
Proceeds from Series B preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering cost	—	(232,544)	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants and options	326,900	—	355,250

Net cash provided by financing activities	3,638,268	2,163,443	12,312,199

Net change in cash	(752,827)	337,321	281,753

Cash, beginning of period	1,037,818	700,497	3,238

Cash, end of period	$284,991	$1,037,818	$284,991

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$2,593	$21,128	$26,757

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended May 31,		October 28, 2003 through May 31, 2012
	2012	2011
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$—	$—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$—	$719,266

Common stock issued for preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common Stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$1,102,000	$854,000	$3,749,000

Accrued stock incentive and deferred offering costs	$—	$537,000	$1,717,000

Common stock issued for Series B preferred stock	$1,064,500	$442,984	$1,507,484

Series B preferred stock dividends	$88,743	$8,550	$97,293

Accrued salaries related party contributed as capital	$—	$229,500	$229,500

Reversal of accrued stock incentive and deferred offering costs	$—	$1,717,000	$1,717,000

Constructive dividend	$—	$—	$6,000,000

Amortization of deferred offering costs related to rescission liability	$199,097	$—	$199,097

Common shares issued from escrow liability	$1,425,000	$—	$1,425,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

1 - Organization

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation (“Rexray”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, the Company acquired assets related to its leading drug candidate, Cytolin®, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies.

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

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

On May 16, 2011, the Company formed a wholly owned subsidiary, CVM, which will explore the possible application of feline reactive monoclonal antibodies for the treatment of Feline Immunodeficiency Virus (“FIV”), a retroviral infection in cats. The Company views the formation of CVM and the exploration of CD11a-specific monoclonal antibodies to treat FIV as an effort to strategically diversify the use of monoclonal antibody expertise.

2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2012 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ deficit, or net loss.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $7,474,224 for the period ended May 31, 2012, has an accumulated deficit of $24,434,518, and a working capital deficit of $4,006,969 as of May 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

AS OF MAY 31, 2012

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of May 31, 2012 or May 31, 2011. Cash is maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at May 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposits in excess of federally insured limits at May 31, 2012 were approximately $8,000.

As of May 31, 2012, the Company received a total of $1,425,000 in cash related to deposits received from certain common stock purchases as compared to $1,035,000 as of May 31, 2011. These deposits were received by the Company from prospective investors (the “Prospective Investors”) after the Company made an announcement on February 18, 2011 related to its potential rescission (see Note 3) and other liabilities to investors who had made investments in the Company during the period beginning on April 15, 2008 and ending on February 18, 2011. During the three months ended February 29, 2012, the Company sent confirmations to the Prospective Investors asking them to either confirm their investment in the Company or request that their deposit be returned to them. The Company received confirmations for $1,425,000 in cash deposits from Prospective Investors confirming their original investment. As of May 31, 2012, the $1,425,000 is included as common stock.

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

AS OF MAY 31, 2012

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At May 31, 2012 and May 31, 2011, the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximates the fair value.

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

U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% as of May 31, 2012 and May 31, 2011.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $677,000 and $876,000 in deferred offering costs as of May 31, 2012 and May 31, 2011, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 10,327,664, 7,473,576 and 10,327,664 shares of common stock were not included in the computation of diluted weighted average common shares outstanding for the periods ended May 31, 2012, 2011 and for the period October 28, 2003 to May 31, 2012 respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of May 31, 2012, 98,900 shares of Series B convertible stock can potentially convert into 989,000 shares of common stock.

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at May 31, 2012 or 2011 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2008.

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

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company as of the date of filing this Form 10-K. These

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

investor Claims could include approximately $3.75 million of potential state or foreign jurisdiction Claims involving approximately 17 states and 5 foreign jurisdictions that may not be currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course.

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for May 31, 2012 and May 31, 2011 of approximately $3,749,000 and $4,851,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company has considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for such investments during the period April 15, 2008 to February 18, 2011, but is not actually pursuing any such methods. If future circumstances warrant, the Company may commence a rescission offer to give each investor the opportunity to rescind or not rescind their investment (if not already sold) or subscription agreements or by certain shareholders between April 15, 2008 to February 18, 2011. Any rescission offer could address all or part of the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the investors covered by the rescission offer to rescind the underlying securities transactions and sell those back to the Company or recover funding provided with subscription agreements, as the case may be.

The Company entered into a seven year Personal Services Agreement on August 4, 2008 (the “Personal Services Agreement “), with Nader Pourhassan pursuant to which compensation was paid or accrued in view of a subsequent determination that these payments violated applicable securities laws. Such violations gave rise to the Company’s rescission obligation reflected in the Consolidated Financial Statements. It was unclear whether the Company had any defenses to payment, whether the Company had any rights to recover payments made to Mr. Pourhassan or

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

others at his direction or as contemplated in the Personal Services Agreement (including payments in the form of securities); or whether, even if the Company does have such rights, Mr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Mr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Mr. Pourhassan (and others under his direction).

The Personal Services Agreement provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were to receive 50,000 common shares each of the Company stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts.

On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieves the Company of liability for any claims of compensation under the Personal Services Agreement. Simultaneously, with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan will serve as Managing Director of Business Development at an annual salary of $225,000. The Company had been accruing stock compensation and deferred offering costs related to the Personal Services Agreement as described above. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all related accrued stock compensation and deferring offering costs, as the Company currently has no further obligations under the Personal Services Agreement.

4 - Convertible Instruments

During fiscal year 2010 the Company authorized the issuance of 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share. During the period ended May 31, 2012, 212,900 shares of the Series B were converted into 2,129,000 shares of common stock. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing their authorized common shares, which occurred April 2010 when the Company’s shareholders approved an increase to the authorized shares. At the commitment date, which occurred upon the shareholders approving the increase in the authorized shares, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by the same amount. The Series B has liquidation preferences over the common share holders at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefore. The Series B holders have no voting rights.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

5 - Stock Options and Warrants

The Company has one stock-based equity plan at May 31, 2012. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of May 31, 2012 the Company had 3,941,500 shares available for future stock option grants under the Plan.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2012 and 2011:

	2012	2011

Risk free rate	0.12% - 0.87%	0.74%
Dividend yield	—	—
Volatility	93% - 102%	106%
Expected term	1-4 years	6.25 years

Net cash proceeds from the exercise of stock options and warrants were approximately $327,000 and $0 for the periods ended May 31, 2012 and May 31, 2011, respectively.

Compensation expense related to stock options and warrants was approximately $1,692,000, and $952,000 for the periods ended May 31, 2012 and 2011, respectively. During 2012 and 2011, the Company granted 3,416,088 and 550,000 options to employees, consultants and directors, which were valued and recorded as compensation expense above. Additionally, the Company granted 40,000 and 0 of warrants in conjunction with the issuance of common stock. All options and warrants granted during 2012 and 2011 were granted outside of the Plan.

The grant date fair value of options and warrants vested during the periods ended May 31, 2012 and 2011 was approximately $1,562,000 and $895,000, respectively. The weighted average grant date fair value of options and warrants granted during the periods ended May 31, 2012 and 2011 was $1.44 and $0.97 respectively. As of May 31, 2012, there was approximately $5,039,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 3.31 years.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

The following table represents stock option and warrants activity for the periods ended May 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2010	7,660,176	$1.42	5.41	2,761,129

Granted	550,000	$1.19	—	—
Exercised	(18,000)	$1.20	—	—
Forfeited/expired/cancelled	(718,600)	$2.13	—	—

Options and warrants outstanding - May 31, 2011	7,473,576	$1.34	3.84	10,495,913
Granted	3,456,088	$2.04	—	—
Exercised	(527,500)	$0.62	—	1,147,425
Forfeited/expired/cancelled	(74,500)	$2.49	—	—

Options and warrants outstanding May 31, 2012	10,327,664	$1.60	3.20	2,308,279

Exercisable - May 31, 2012	6,627,649	$1.42	2.86	2,207,529

6 - Stock issued for services and cash

On November 14, 2011, the Board approved a private placement to sell up to 2,000,000 shares of the Company’s common stock, no par value, at a price of $1.50 per share. During the three months ended February 29, 2012, 1,997,388 shares were sold for proceeds totaling approximately $2,996,000.

During the fiscal year ended May 31, 2012, the Company issued 72,500 shares of common stock at $2.80 per share to consultants for past services, and recognized $203,000 of stock-based compensation based on the fair market value of the Company’s stock price at the commitment date for the services.

During the fiscal year ended May 31, 2012, the Company issued 16,675 shares of common stock at prices ranging from $2.00 to $2.71 per share to directors for past services, and recognized approximately $35,000 in stock-based compensation.

7 - Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

8 - Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2012 and 2011, and for the period ended October 28, 2003 through May 31, 2012.

Reconciliation of the federal statutory income tax rate of 34 percent to the effective income tax rate is as follows for all periods presented:

	2012	2011

Income tax provision at statutory rate	34.0%	34.0%
State income taxes, net	5.1	5.1
Rate change	0.0	5.3
Other	0.0	3.6
Valuation allowance	(39.1)	(48.0)

	0.0%	0.0%

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2012 and 2011:

	2012	2011
Deferred tax asset (liability) current:
Accrued salary and expenses	$49,100	$10,500
Warrant amortization	—	(800)
Valuation allowance	(49,100)	(9,700)

Deferred tax asset (liability) non-current	$-0-	$-0-

Net operating loss	$6,317,000	$4,112,700

Expense on non-qualified stock options and OID amortization	2,093,100	1,450,000
Other	96,500	58,000
Valuation allowance	$(8,506,600)	$(5,620,700)
	$-0-	$-0-

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

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

At May 31, 2012, the Company had available net operating loss carryforwards of approximately $16,000,000 which expire beginning in 2022.

9 - Commitments and Contingencies

During the fiscal year ended May 31, 2012, the Company entered into employment agreements with three executives. The salaries for the executives range from $200,000 to $398,000 for fiscal year 2012, and each executive is reviewed annually for renewal of the agreement and salary merit increases. Bonuses for two of the executives are discretionary based on Board approval, and may range between 25 and 50 percent of the executives’ salaries. Additionally, one executive has an incentive bonus based upon achievement of certain targeted annual performance goals to be recommended by the Company’s compensation committee and approval of the Company’s Board. Pursuant to the employment agreements, during fiscal year 2012, the Company granted 2,900,000 common stock options at an exercise price of $2.00 per share. The options vest over four years, and expire five years from the date of grant. Subsequent to May 31, 2012, the Company entered into a Transition Agreement with Kenneth J. Van Ness, the Company’s President and Chief Executive Officer (“CEO”) (see Note 11 below).

On or about December 22, 2011, William Carmichael and Mojdeh Javadi (the “Plaintiffs”) filed a complaint against the Company in the Circuit Court of the State of Oregon for the County of Clackamas, alleging breach of contract. The Plaintiffs allege that the Company entered into a contract with the Plaintiffs in November 2007, then breached the terms of the contract by failing to issue warrants to the Plaintiffs entitling them to purchase shares of the Company’s stock (the “Breach of Contract” claims). The Plaintiffs filed an Amended Complaint against the Company on May 11, 2012 in which they assert three additional claims each and amend the relief requested. In addition to the Breach of Contract claims, Plaintiffs allege in their Amended Complaint that: (i) they are third-party beneficiaries of a promise made by the Company to Nader Pourhassan in a Personal Services Agreement (the “Personal Services Agreement”), dated August 4, 2008 (the “Third Party Beneficiary” claims), (ii) they provided services to the Company and are entitled to the reasonable value for such services (the “Quantum Meruit” claims), and (iii) in reliance on the promises made in the Personal Services Agreement, the Company induced them to provide services to the Company and they are entitled to compensation for damages resulting from their reliance on those promises (the “Promissory Estoppel” claims). The Quantum Meruit and Promissory Estoppel claims are alternative claims to their Third Party Beneficiary claims. On the Breach of Contract claims, the Plaintiffs seek either compensatory damages in an amount not less than $750,000 each or the delivery of warrants to each Plaintiff to purchase 375,000 shares of the Company’s common stock for $0.25 per share. With respect to the Third Party Beneficiary claims, the Plaintiffs seek a judgment requiring the Company to deliver 650,000 shares of its common stock to each Plaintiff. With respect to the Quantum Meruit claims, Plaintiffs seek compensatory damages in an amount equal

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

to the reasonable value of their services to the Company. With respect to the Promissory Estoppel claims, the Plaintiffs seek compensation for damages resulting from their reliance on the Company’s promises. The Plaintiffs also seek prejudgment interest, plus costs and disbursements incurred in the litigation. The Company filed an answer to the complaint on February 15, 2012. An answer to the Amended Complaint was filed on May 21, 2012.

On July 27, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the above Plaintiffs. Pursuant to the Settlement Agreement, the Company issued 200,000 shares of the Company’s common stock (“Shares”) to each of the Plaintiffs, for an aggregate total of 400,000 Shares. In addition, the Company issued warrants (“Warrants”) to purchase up to 375,000 Shares to each of the Plaintiffs, for an aggregate total of 750,000 Warrants. The Warrants are immediately exercisable at $0.25 per Share and shall expire on August 15, 2012. The Company issued the Shares and the Warrants to the Plaintiffs in exchange for their full and complete release of any and all claims against the Company as of July 27, 2012. Pursuant to and in accordance with the Settlement Agreement, on July 30, 2012, the Plaintiffs also dismissed with prejudice and without any award of costs, disbursements or attorney’s fees, their Amended Complaint against the Company filed in the Circuit Court of the State of Oregon for the County of Clackamas. As of May 31, 2012, the Company recognized approximately $540,000 and $388,000 of compensation expense related to the Warrant grant, and the issuance of the Shares, respectively.

In addition, from time to time, the Company is involved in claims and suits that arise in the ordinary course of business. Management currently believes that resolving any such claims against the Company will not have a material adverse impact on the Company’s business, financial position or results of operations.

10 - Related Party Transactions

Prior to 2011, a director provided legal services to the Company for several years. As of May 31, 2012 the Company still owed the director $19,493 and it is included in the accompanying consolidated financial statements as “indebtedness to related parties” as of May 31, 2012. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of May 31, 2012 the note is past due.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. These notes are currently past due. As of May 31, 2012, the balance in the notes is $55,000. The Company has classified the balance as short-term obligation as of May 31, 2012, as the Company’s intention is to pay the note completely in the next twelve months.

The Company uses on an at-will basis a portion of a building owned by an affiliate of Kenneth J. Van Ness, our President and Chief Executive Officer, our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. The Company uses approximately 1,600 square feet on a month-to-month basis at a rent of $1,650 per month, plus sales tax and utility reimbursement.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

11 - Subsequent Events

On July 25, 2012, the Company and Kenneth J. Van Ness entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Van Ness stepped down as the Chairman of the Board, effective immediately. In addition, Mr. Van Ness will step down as the President and CEO of the Company, effective no later than October 16, 2012 (the “Separation Date”). Mr. Van Ness will continue to serve as a director on the Board and Gregory A. Gould, a current member of the Board, will serve as the Chairman of the Board.

The Transition Agreement provides that, in lieu of any compensation otherwise payable to Mr. Van Ness under the Executive Employment Agreement, dated April 16, 2012, but effective as of August 9, 2011 (the “Employment Agreement”), by and among the Company and Mr. Van Ness, during the period beginning on July 18, 2012 through October 16, 2012 (the “Transition Period”) Mr. Van Ness will be paid a salary equal to $13,890 per month and will continue to receive, during the Transition Period, the fringe benefits, indemnification and miscellaneous business expense benefits provided for in the Employment Agreement. Mr. Van Ness is also entitled to (i) receive a cash severance payment equal to $13,890 per month for 33 months after the Separation Date, (ii) the opportunity to elect the timing of distribution of his account balance in the Company’s 401(k) plan, (iii) reimbursement for continuing health care insurance coverage under COBRA for nine months, and (iv) all amounts due by the Company to an affiliate of Mr. Van Ness for every month that the Company continues to occupy a portion of the real property owned by an affiliate of Mr. Van Ness located at 110 Crenshaw Lake Road, Lutz, Florida.

The Transition Agreement also provides that: (i)(A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, by and among the Company and Mr. Van Ness is amended to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, by and among the Company and Mr. Van Ness is amended to provide for (I) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (II) forfeiture of the remaining 750,000 of the 1,500,000 options granted at $2.00 per share; (ii) Mr. Van Ness agreed to shorten the expiration date of the 25,000 options granted to him on September 22, 2010, the Company and Mr. Van Ness agreed that the expiration date for exercise of such options is August 8, 2016, although the Company amended the grants to waive the earlier expiration of such options if Mr. Van Ness no longer is in “Continuous Service” with the Company as that term is defined in the Company’s Stock Incentive Plan.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2012

Effective July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Progenics Pharmaceuticals, Inc. (“Progenics”) to acquire from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and United States Food and Drug Administration (“FDA”) regulatory filings. The terms of the Asset Purchase Agreement provide for an initial cash payment of $3,500,000, as well as the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a US Phase III trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-US approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercial sale of PRO 140, in each case determined on a country-by-country basis. The closing is expected to take place within 90 days of the effective date, but is subject to the satisfaction of a number of closing conditions, including, among other matters: (i) Progenics having received all required authorizations, consents and approvals of government authorities; (ii) Progenics having entered into and delivered intellectual property assignments; (iii) the Company and Progenics having entered into a transition services agreement; (iv) the Company having obtained the financing and raising of capital it needs in order to consummate the transactions contemplated by the Asset Purchase Agreement; and (v) the Company having completed and been satisfied with its continuing due diligence investigation of PRO 140.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2012 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Due to the Company’s limited resources, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with the generally accepted accounting principles.

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

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended May 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of May 31, 2012.

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer and Controller (or persons performing similar functions)), as well as a Code of Business Conduct and an Insider Trading Policy for the Company. These can all be found on our website at www.cytodyn.com.

Item 11.	Executive Compensation

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of May 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of May 31, 2012.

See the table in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for our Equity Compensation Plan Information as of May 31, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of May 31, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of May 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See the Consolidated Financial Statements starting on page 24.

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

CYTODYN INC.

	By:	/s/ Kenneth J. Van Ness
Kenneth J. Van Ness
Date: August 21, 2012	President and Chief Executive Officer, Director

	By:	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Date: August 21, 2012	Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated.

	By:	/s/ Gregory A. Gould, CPA
Gregory A. Gould, CPA
Date: August 21, 2012	Chairman of the Board of Directors

	By:	/s/ Ronald J. Tropp, Esq.
Ronald J. Tropp, Esq.
Date: August 21, 2012	Director

	By:	/s/ Jordan Naydenov
Jordan Naydenov
Date: August 21, 2012	Director

	By:	/s/ Anthony D. Caracciolo
Anthony D. Caracciolo
Date: August 21, 2012	Director

EXHIBITS INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Rexray Articles of Incorporation shell company (incorporated herein by reference to Exhibit 3.1 on Form 10SB12G Registration of Securities for Small Business Issuers filed July 11, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

3.3	Amendment to the Articles of Incorporation changing company name from Rexray to CytoDyn Inc., and effective a one for two reverse split of its common shares (incorporated herein by reference to filed Exhibit 3.2 on Current Form 8-K filed November 12, 2003).

3.4	Amendment to Articles of Incorporation dated September 2009 designating CytoDyn Inc.’s preferred Series B non-voting shares sold in a private placement. (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.5	Amendment to Articles of Incorporation dated April 24, 2010 increasing the number of authorized shares to 100,000,000 (incorporated herein by reference to Exhibit 3.5 on Current Form 8-K filed April 29, 2010).

Plan of Acquisition

2.1	Acquisition Agreement for reverse merger acquisition of shell company by CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.1 with Current Form 8-K/A filed January 12, 2004).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.2 with Form 10-KSB, Annual Report for Small Business Issuers filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated herein by reference to Exhibit 10.6.1 filed with Form SB-2/A Registration of Securities for Small Business Issuer filed March 21, 2005).

10.3

Exclusive License Agreement between Advanced Genetic Technologies, Inc.

And The CBR Institute for Biomedical Research Inc. (incorporated herein by reference to Exhibit 10.2 filed with Current Form 8-K filed February 5, 2007).

Exhibit Number	Description

10.4	Legal Settlement between CytoDyn of New Mexico Inc., Officers Allen D. Allen and Corinne Allen and CytoDyn Inc on the one hand and Maya LLC, Rex Lewis, and AIDS Research LLC on the other hand entered into December 2008. (Incorporated by reference to Exhibit 10.6 to Form 10-K filed March 12, 2010).

10.5	Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into September 28, 2009 for conducting clinical trials using Cytolin® (incorporated herein by reference to Exhibit 10.1 of CytoDyn Inc. Current Report on Form 8-K dated September 29, 2009).

10.6	Amendment Number 1 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into October 14, 2009 (incorporated by reference herein to Exhibit 10.7 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.7	Amendment Number 2 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 1, 2009 (incorporated by reference herein to Exhibit 10.8 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.8	Amendment Number 3 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into March 1, 2010 (incorporated by reference herein to Exhibit 10.9 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.9	Amendment Number 4 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 7, 2010 (incorporated by reference herein to Exhibit 10.1 filed with Form 10-Q Current Report filed October 7, 2011).

10.10	Amendment Number 5 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into May 20, 2011 (incorporated by reference herein to Exhibit 10.10 filed with Form 10-K Annual Report filed November 3, 2011).

10.11*	CytoDyn Inc., 2004 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.10 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.12*	CytoDyn Inc., 401(k) Profit Sharing Plan (incorporated by reference herein to Exhibit 10.11 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.13	Research Funding and Option Agreement dated November 5, 2011 (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K Current Report filed November 16, 2011).

Exhibit Number	Description

10.14*	Executive Employment Agreement dated April 16, 2012 but effective as of August 9, 2011 (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K Current Report filed April 20, 2012).

Other

21.1	Subsidiaries

Certifications

31.1	Certification by CEO

31.2	Certification by CFO

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

XBRL

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement
**	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.