Form 10-K/A
period 2012-05-31
CYTODYN INC
filed 2012-09-28
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2012;

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-49908

CYTODYN INC.

(Exact Name of Registrant as specified in its Charter)

Colorado	75-3056237
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

110 Crenshaw Lake Road

Lutz, Florida 33548

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (813) 527-6969

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

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

EXPLANATORY NOTE

CytoDyn Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2012 (the “Original Form 10-K”). The Company is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K that is required to be filed with the SEC within 120 days after the end of the Company’s fiscal year. Such items were previously omitted as they were intended to be incorporated by reference to the Company’s definitive proxy materials for its 2012 Annual Meeting of Shareholders. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment certain currently dated certifications required by Part IV, Item 15. No other information included in the Original Form 10-K is amended by this Amendment.

This Amendment does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our SEC filings made subsequent to the filing of the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of September 28, 2012, the following persons comprised the Directors and Executive Officers of the Company.

Name	Age	Position(s)

Nader Pourhassan, Ph.D.	49	Interim President and Chief Executive Officer, Director

Andrew T. Libby, Jr.	63	Chief Financial Officer and Corporate Secretary

Richard Trauger, Ph.D.	57	Chief Scientific Officer

Anthony D. Caracciolo	58	Director

George F. Dembow	79	Director

Gregory A. Gould, CPA	46	Director

Jordan Naydenov	51	Director

Ronald J. Tropp, Esq.	68	Director

Kenneth J. Van Ness	60	Director

Nader Pourhassan, Ph.D. On September 10, 2012, the Company’s Board of Directors (the “Board”) appointed Dr. Pourhassan to serve as the Company’s interim President and CEO. On September 24, 2012, the Board of Directors of the Company appointed Dr. Pourhassan to the Board. Dr. Pourhassan was employed by the Company as its Chief Operating Officer from May 2008 until June 30, 2011, at which time Dr. Pourhassan accepted a position as the Company’s Managing Director of Business Development. Before joining the Company, Dr. Pourhassan was an instructor of college-level engineering at The Center for Advanced Learning, a charter school in Gresham, Oregon, from June 2005 through December 2007. Dr. Pourhassan immigrated to the United States in 1977 and became a U.S. citizen in 1991. He received his BS degree from Utah State University in 1985, his MS degree from Brigham Young University in 1990 and his Ph.D. from the University of Utah in 1998.

Below is information regarding certain legal proceedings involving Dr. Pourhassan:

(i) On May 3, 2006, in Superior Court of Washington for Clark County Case No. 204227D, Dr. Pourhassan was convicted of a felony domestic violence court order violation. Dr. Pourhassan pled guilty to violation of the provisions of a protection order by contacting his former spouse via email with communication intended for his son. Dr. Pourhassan performed community service, paid a fine of $100, served 24 months of probation and was ordered to comply with the protection order.

(ii) On June 9, 1986, in the First District Court in Logan, Utah, Dr. Pourhassan was convicted of a third-degree felony of theft by deception for overdrawing his bank account by approximately $100. Dr. Pourhassan was placed on one-year probation.

(iii) Dr. Pourhassan filed for Chapter 7 Bankruptcy in 1991 in Salt Lake City, Utah, case number 91-24348, and in 2001 in Portland, Oregon in case number 01-36712-elp7.

Andrew T. Libby, Jr. On April 8, 2011, the Board of Directors of the Company appointed Mr. Libby to serve as the Company’s Chief Financial Officer and to serve as Corporate Secretary. Mr. Libby, continues to serve as the Senior Vice-President and Chief Financial Officer of the Tampa Housing Authority (“THA”), a position he has held since February 2007 (he also served THA in the same capacity from September 2003 to April 2005). From April 2005 until his return to THA in 2007, Mr. Libby was the President of Financial Management Consultants, Inc., a consulting firm specializing in accounting, financial consulting and strategic planning for rapid growth pharmaceutical, nutritional research and vitamin distribution companies in Florida, Alabama, Nevada and California. Mr. Libby brings 35 years of diverse professional experience in managing financial and operational aspects of both private and public companies. Mr. Libby received an MBA and Post-Graduate Certificate in Accounting from the University of Tampa and BA degrees in both Accounting and Management from the University of South Florida. He also holds an active license in Florida as a Certified Public Accountant and is a Certified Internal Auditor.

Richard Trauger, Ph.D. Effective August 23, 2012, the Board of Directors of the Company appointed Dr. Trauger to serve as the Company’s Chief Scientific Officer. Dr. Trauger previously served as the Company’s Managing Director of Science beginning in January of 2011. He is responsible for all aspects of the Company’s Research and Development programs including the design and execution of all scientific research. Dr. Trauger has over 20 years of experience in the HIV/AIDS space. From July 15, 2009 through January 1, 2011, Dr. Trauger was a consultant for Search For A Cure and ICBI, specializing in activities directed towards the commercialization of monoclonal antibodies for the treatment of disease. Dr. Trauger was the Senior Director of Infectious Disease and Cancer for Hollis-Eden Pharmaceuticals, Inc. (“Hollis-Eden”) from August 26, 2001 through July 1, 2008, where his primary focus in infectious disease was HIV, influenza and malaria. His primary focus in Cancer was prostate and breast cancer. Dr. Trauger also served as project leader for Hollis Eden’s lead cancer compound for the treatment of prostate and breast cancer, Hollis Eden’s scientific liaison to the business development group, and project leader for the trauma program. Dr. Trauger received his Ph.D. from the University of South Carolina School of Medicine in 1986 in biomedical science, specializing in retrovirology.

Anthony D. Caracciolo. On December 15, 2011, the Board of Directors of the Company appointed Mr. Caracciolo to the Board. Mr. Caracciolo serves as Chair of our Compensation Committee. Mr. Caracciolo was formerly employed at Gilead Sciences, Inc. (“Gilead”), a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need, from 1997 until retiring in October 2010. During his tenure, Mr. Caracciolo served as Senior Vice President, Manufacturing and Operations and was a senior member of Gilead’s executive committee, which was responsible for the strategic and operational direction of Gilead. During Mr. Caracciolo’s tenure at Gilead, Gilead grew from 300 employees to approximately 4,000 worldwide, with commercial activities in 38 countries. In addition, Gilead’s sales rose from $200 million to over $7 billion. While at Gilead, Mr. Caracciolo had responsibilities of directing operational and strategic imperatives for two manufacturing sites, development of a portfolio of contract manufacturing organizations, producing over fifty percent of Gilead’s commercial products, informational technology, compliance assurance associated with aseptic processing, product development, optimization, technology transfers, and supervision of over 600 employees at six global locations. Mr. Caracciolo received a BS in Pharmaceutical Science from St Johns University in 1978.

George F. Dembow. Mr. Dembow has been a Director since February 2008. In 1972, he founded Arizona Natural Resources, Inc., a manufacturer and contractor of cosmetics, toiletries and candles, which he continues to operate today. Mr. Dembow graduated from Cornell University in Ithaca, New York, with a BS degree and an additional year’s credit toward an MBA. After college, Mr. Dembow was a fighter pilot in the U.S. Air Force from 1954 - 1957. He was employed by Fischbach and Moore, Inc., a world-wide electrical contractor traded on the New York Stock Exchange from 1958 to 1966, becoming a Vice-President in Washington, DC in 1963. Mr. Dembow was also President and Co-Owner of Apache Airlines, Inc., a commuter airline operating from Phoenix, Arizona with scheduled service in Arizona, Nevada, Montana and North Dakota, from 1966 to 1971.

Gregory A. Gould, CPA. Mr. Gould has been a Director since March 20, 2006, has been Chairman of the Board since July 2012, and has served as a member of our Audit Committee and Compensation Committee since May 15, 2006. Mr. Gould was the Chief Financial Officer of SeraCare Life Sciences, Inc. (“SeraCare”) from August 2006 and Secretary from November 2006, as well as CEO and interim President from July 2011, in each case until April 2012. Prior to 2006, Mr. Gould held other executive positions, including Chief Financial Officer, Treasurer and Secretary of Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery, and Chief Financial Officer and Treasurer of Colorado MEDtech, a high tech software development, product design and manufacturing company. Mr. Gould holds a B.S. in Business Administration from the University of Colorado, Boulder and is a Certified Public Accountant in the State of Colorado.

Jordan Naydenov. Mr. Naydenov has been a Director of the Company since June 2009. Mr. Naydenov immigrated to the U.S. in 1982 from Bulgaria where he was a competitive gymnast. Mr. Naydenov purchased a gymnasium, Naydenov Gymnastics, which he parlayed into a successful business and sold in 2005. Since 2001, he has served as Vice President and a Director of Milara, Inc., since 2006 he has served as the Treasurer of Milara, Inc., and since 2006, he has served as a Director of Milara International. Milara Inc. and Milara International are leading providers of stencil and screen printing systems for the surface mount and semiconductor industries.

Ronald J. Tropp. Mr. Tropp was a Director of the Company from October 2003 to January 31, 2006 and was reappointed in January 2007. He previously served as a director for CytoDyn of New Mexico, Inc. Mr. Tropp received his BA degree from Swarthmore College 1965, and a J.D. from the University of Wisconsin - Madison in 1968. He is admitted to the practice of law in California and was previously admitted in Wisconsin and New York. He has practiced entertainment and transactional law for over 35 years and provided legal services to the Company and CytoDyn of New Mexico, Inc. from 1999 until 2011. Previously, he served as corporate counsel and director for Pacific Coast Medical Enterprises, which owned five acute care hospitals in Southern California. He has been a sole practitioner since 1997.

Kenneth J. Van Ness. In June 2010, Mr. Van Ness was elected as a Director. Mr. Van Ness was appointed Chairman of the Board in July 2011. Mr. Van Ness served as the Company’s President and Chief Executive Officer from December 6, 2010 until September 10, 2012. Prior to joining the Company, Mr. Van Ness was a merchant mortgage banker and investor for more than 10 years. Mr. Van Ness is managing director of Greenwood Hudson Portfolio LLC and was previously managing director of Technology Capital Services until April 2011, which are companies comprised of investments in over 20 public companies. In addition to these companies, Mr. Van Ness has been a managing director of Hudson Pointe LLC, Debuel Development LLC, Grande Villas LLC and Grande Estates LLC since 2006, and Greenwood Management since 1997. During the past 25 years he has held various “C-level” positions (positions at the highest level of management), including as Chairman, Chief Executive Officer, Chief Operating Officer, and Managing Director, in both domestic and international public and private companies, including, without limitation, as Chief Operating Officer of International Division of Royal Resorts, Managing Director of Buena Vista Hospitality, Chairman and Chief Executive Officer of International Resort Services, Managing Director of Medallion Mortgage and Financial Services, Managing Director Bankers Financial, and Chief Marketing Officer of Lasergate Systems. His responsibilities combined senior management positions with profitability, marketing, operations, staff and investor relations oversight. Throughout his career he has participated in equity and debt transactions in excess of $500M. In addition, Mr. Van Ness provided consulting services to real estate investors with complex financial challenges. Mr. Van Ness received his BS degree from the University of Florida in 1973.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on a review of those forms, we are aware of two individuals who, during the fiscal year ended May 31, 2012, were officers, directors or 10% holders and who failed to file, on a timely basis, reports required by Section 16, as follows:

•	Mr. Naydenov, a director, filed one late Form 4 reporting one transaction on March 1, 2012.

•	Mr. Van Ness, an officer and director, filed one late Form 4 reporting one change in beneficial ownership on April 18, 2012.

Code of Ethics

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Scientific Officer, Treasurer and Controller (or persons performing similar functions)), as well as a Code of Business Conduct and an Insider Trading Policy for the Company. These can all be found on our website at www.cytodyn.com.

Audit Committee

Our Audit Committee Charter was adopted by the Board of Directors and became effective on November 2, 2011. Our Audit Committee Charter can be found on our website at www.cytodyn.com. The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.

The Audit Committee is composed of Directors Gregory A. Gould, Chair, Anthony Caracciolo, George F. Dembow, Jordan Naydenov and Ronald J. Tropp. Mr. Gould is a “financial expert” as defined in Regulation S-K Item 407(d)(5)(ii). Messrs. Gould, Caracciolo and Naydenov have been determined by the Board to be independent as defined under the listing standards of The Nasdaq Stock Market (the “NASDAQ Rules”). The Company is not a “listed issuer” as that term is used in Regulation S-K Item 407. See also Item 13 “Certain Relationships and Related Transactions, and Director Independence” below.

Item 11. Executive Compensation

The following table provides an overview of compensation that the Company paid to the executive officers listed (the “Named Executive Officers”) for the fiscal years ended May 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Fiscal Year (b)	Salary ($)(c)	Bonus ($) (d)	Stock Awards ($)(e)(4)	Option Awards ($) (f)(4)	All other Compensation ($)(i)(5)	Total ($)(j)

Nader Z. Pourhassan,	2011	200,000	—	184,500	—	500	385,000
Chief Operating Officer (1)	2012	210,417	100,000		777,549	6,313	1,094,279

Andrew T. Libby, Jr.	2011	—	—	—	—	—	—
Chief Financial Officer and Corporate Secretary (2)	2012	96,000	—	—	—	2,880	98,880

Kenneth J. Van Ness,	2011	97,500	—	—	509,000	1,250	607,750
President & Chief Executive Officer (3)	2012	360,705	225,000	—	1,946,699	11,985	2,544,389

(1)	Dr. Pourhassan served as the Company’s Chief Operating Officer until June 30, 2011, when he ceased to be an executive officer and accepted a position as the Company’s Managing Director of Business Development. Dr. Pourhassan was appointed interim President and Chief Executive Officer of the Company in September 2012.
(2)	The Board appointed Mr. Libby as the Company’s Chief Financial Officer and Corporate Secretary effective April 11, 2011.
(3)	The Board appointed Mr. Van Ness as the Company’s President and Chief Executive Officer in December 2010. On September 10, 2012, Mr. Van Ness stepped down from that position.
(4)	Stock awards and option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 5 “Stock Options and Warrants” in the Notes to the Financial Statements in the Original Form 10-K, to which reference is hereby made.
(5)	The “All Other Compensation” column represents the Company’s contributions to the CytoDyn Inc. 401(k) Profit Sharing Plan during the 2011 and 2012 fiscal years.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable for each of our named executive officers as of May 31, 2012. Stock awards and option awards represent the grant date fair value of the awards pursuant to FASB Topic 718.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) un- exercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Kenneth J. Van Ness (1)	175,000	325,000	—	$1.19	12/06/2020	—	—	—	—
	25,000	0	—	$1.20	9/22/2020
	0	1,500,000	—	$2.00	8/16/2016

Andrew T. Libby	—	—	—	—	—	—	—	—	—

Nader Z. Pourhassan(2)	208,333	91,667	—	$1.95	1/13/2014	—	—	—	—
	0	500,000	—	$2.00	7/31/2016
	54,545	0	—	$2.75	3/23/2017

(1)	Mr. Van Ness was granted an option to purchase 500,000 shares of common stock on December 6, 2010. 175,000 of these options have vested as of May 31, 2012. 31,250 will vest quarterly until fully vested. Mr. Van Ness was granted an option to purchase 1,500,000 shares of common stock on April 16, 2012. 375,000 will vest on August 8, 2012, 375,000 on August 8, 2013, and the remaining in equal installments of 93,750 in each case on November 8, 2013, February 8, 2014, May 8, 2014, August 8, 2014, November 8, 2014, February 8, 2015, May 8, 2015, and August 8, 2015. See “Severance Agreement” below for information regarding modifications to the employee stock options held by Mr. Van Ness.
(2)	Dr. Pourhassan was granted an option to purchase 300,000 shares of common stock on April 24, 2010. 208,333 of these options have vested as of May 31, 2012. 8,333 of these options will vest monthly until fully vested. Dr. Pourhassan was granted an option to purchase 500,000 shares of common stock on October 17, 2011. 125,000 of these shares vested on July 31, 2012, 125,000 vest July 31, 2013, and 31,250 vest quarterly through July 31, 2015.

Employment Agreement

Dr. Pourhassan was employed by the Company as its Chief Operating Officer beginning in May 2008. The Company entered into a Personal Services Agreement (the “Personal Services Agreement”) with Dr. Pourhassan dated August 4, 2008. The Personal Services Agreement provided for compensation to Dr. Pourhassan at an annual salary of $200,000. In addition, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were each to receive 50,000 shares of Company common stock for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement which relieved the Company of liability for any claims for compensation by Dr. Pourhassan under the Personal Services Agreement. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below for additional information.

Dr. Pourhassan and the Company subsequently entered into a new Employment and Non-Compete Agreement, as amended (the “Current Employment Agreement”). The Current

Employment Agreement provided for a base salary level of $200,000 in calendar 2011 and $225,000 in calendar 2012, but the parties mutually agreed to a reduction to a level of $146,250 beginning in June 2012 until further adjustment. The Current Employment Agreement also provides for an annual cash bonus in the discretion of the Board and for the option grant for 500,000 shares shown in the table above. The Current Employment Agreement includes non-compete and non-solicitation provisions for a period of two years following termination of Dr. Pourhassan’s employment with the Company for any reason.

Severance Arrangements

On July 25, 2012, the Company entered into a Transition Agreement with Mr. Van Ness (the “Transition Agreement”). The Transition Agreement provided that Mr. Van Ness would continue to carry out his responsibilities as President and CEO for a period that would end no later than October 16, 2012. On September 10, 2012, Mr. Van Ness stepped down from his position as President and CEO.

The Transition Agreement amended Mr. Van Ness’s Employment Agreement in certain respects and also provided that, in lieu of any compensation otherwise payable to Mr. Van Ness under the Employment Agreement, during the period beginning on July 18, 2012 through October 16, 2012 (the “Transition Period”), Mr. Van Ness will be paid a salary equal to $13,890 per month and will continue to receive, during the Transition Period, the fringe benefits, indemnification and miscellaneous business expense benefits provided for in the Employment Agreement. Mr. Van Ness is also entitled to (i) receive a cash severance payment equal to $13,890 per month for 33 months after the end of the Transition Period, (ii) the opportunity to elect the timing of distribution of his account balance in the Company’s 401(k) plan, (iii) reimbursement for continuing health care insurance coverage under COBRA for nine months, and (iv) all amounts due to an affiliate of Mr. Van Ness for every month that the Company continues to occupy a portion of the real property owned by an affiliate of Mr. Van Ness located at 110 Crenshaw Lake Road, Lutz, Florida.

Furthermore, the Transition Agreement provided that: (i)(A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness is amended to provide for immediate vesting of all 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness is amended to provide for immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and forfeiture of the remaining options; (ii) Mr. Van Ness agreed to shorten the expiration date of the 25,000 options granted to him on September 22, 2010 as described in subsection (iii); and (iii) with respect to all outstanding options held by Mr. Van Ness, the expiration date is August 8, 2016.

Finally, the Transition Agreement included a mutual general release by Mr. Van Ness and the Company of all claims against the other and provides for the continued applicability of Mr. Van Ness’s restrictive covenants as set forth in the Employment Agreement.

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

Compensation of Directors

For fiscal 2012, each Director who was not an employee of the Company was entitled to receive (i) $20,000 in annual compensation, paid quarterly, with 50% of such compensation consisting of cash ($10,000) and 50% consisting of unrestricted stock grants with a value of $2,500 based on the stock trading price at the end of each quarter, (ii) between $250 to $1,000 for every Board meeting attended, depending on the length of the meeting, and (iii) annual grants of 25,000 non-qualified stock options to vest over 12 months in quarterly installments from the anniversary date of the grant, subject to the Company’s performance.

The following table sets forth certain information regarding the compensation earned by or awarded to each Director during fiscal 2012.

Name	Cash Fees	Stock Options	Stock Grants	Total

Allen D. Allen (1)	—	—	—	—

Anthony D. Caracciolo	$13,159	$8,987	$4,615	$26,761

George F. Dembow	21,114	62,510	7,500	91,124

Gregory A. Gould	35,125	62,510	7,500	105,135

Jordan Naydenov	19,919	62,510	7,500	89,929

Ronald J. Tropp	20,125	62,510	7,500	90,135

(1)	Mr. Allen ceased to be a director on July 1, 2011.

Equity incentive awards outstanding at May 31, 2012 for each Director were as follows:

Name	Option Awards (#)

Anthony D. Caracciolo	11,543

George F. Dembow	100,000

Gregory A. Gould	175,000

Jordan Naydenov	125,000

Ronald J. Tropp	150,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of September 15, 2012, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Named Executive Officers, and (iv) all of our Directors and Executive Officers as a Group.

Name And Address of Beneficial Owner (1)	Number of Shares		Percent of Total
Owners of more than 5%
C. David Callaham	1,227,500	(2)	5.36%

Directors and Executive Officers:
Nader Z. Pourhassan, Ph.D.	1,027,879	(3)	3.5%
Andrew T. Libby, Jr.	0		*
Anthony D. Caracciolo	60,721	(4)	*
Gregory A. Gould	262,684	(5)	*
Ronald J. Tropp	272,545	(6)	*
George F. Dembow	489,483	(7)	1.7%
Jordan Naydenov	1,707,006	(8)	5.8%
Kenneth J. Van Ness	2,546,395	(9)	8.3%
All Directors and Executive Officers as a Group	6,366,713	(10)	20.3%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Unless otherwise indicated, the business address of each Director and Executive Officer is c/o CytoDyn Inc., 110 Crenshaw Lake Road, Lutz, Florida 33548.
(2)	This number includes (i) 402,500 shares of common stock directly held by Mr. Callaham (ii) 60,000 shares of Series B Preferred Stock held by Mr. Callaham that are currently convertible into 600,000 shares of common stock, and (iii) 225,000 shares held in Callaham & Callaham, a partnership. The address of David C. Callaham and Callaham & Callaham is 10804 NE Highway 99, Vancouver, Washington 98686-5655.
(3)	This number includes (i) 30,000 shares of common stock directly held by Dr. Pourhassan, (ii) 560,000 shares beneficially owned by Dr. Pourhassan’s wife, and (iii) 437,879 shares of common stock subject to purchase by Dr. Pourhassan pursuant to currently exercisable options or options exercisable within 60 days after September 15, 2012. 200,000 of the shares owned by Dr. Pourhassan’s wife have been pledged to secure a personal loan.
(4)	This number includes (i) 54,949 shares of common stock directly held by Mr. Caracciolo, and (ii) 5,772 shares of common stock subject to purchase by Mr. Caracciolo pursuant to currently exercisable options or options exercisable within 60 days after September 15, 2012.
(5)	This number includes (i) 11,989 shares of common stock directly held by Mr. Gould, and (ii) 250,695 shares of common stock subject to purchase by Mr. Gould pursuant to currently exercisable options or options exercisable within 60 days after September 15, 2012.

(6)	This number includes (i) 6,989 shares of common stock directly held by Mr. Tropp, and (ii) 265,556 shares of common stock subject to purchase by Mr. Tropp pursuant to currently exercisable options or options exercisable within 60 days after September 15, 2012.
(7)	This number includes (i) 324,205 shares of common stock directly held by Mr. Dembow, (ii) 5,000 shares of Series B Preferred Stock held by Mr. Dembow that are currently convertible into 50,000 shares of common stock, and (iii) 115,278 shares of common stock subject to purchase by Mr. Dembow pursuant to currently exercisable options or options exercisable within 60 days after September 15, 2012.
(8)	This number includes (i) 1,273,389 shares of common stock directly held by Mr. Naydenov, (ii) 303,200 warrants held by Mr. Naydenov that are currently convertible into 303,200 shares of common stock, and (iii) 130,417 shares of common stock subject to purchase by Mr. Naydenov pursuant to currently exercisable options or warrants or options exercisable within 60 days after September 15, 2012.
(9)	This number includes the following shares over which Mr. Van Ness has indirect voting and dispositive control: (i) 1,927,645 shares of common stock held in the name of Greenwood Hudson Portfolio, LLC, and (ii) 618,750 shares of common stock subject to purchase by Mr. Van Ness pursuant to currently exercisable options or warrants or options exercisable within 60 days after September 15, 2012. 1,927,645 shares of common stock held of record by Greenwood Hudson Portfolio, LLC are currently pledged to Bay Cities Bank as collateral for a $700,000 line of credit. Greenwood Hudson Portfolio, LLC may not have sole voting and dispositive control of these shares as a result of these pledge arrangements.
(10)	Includes options to purchase Common Stock exercisable within 60 days following September 15, 2012, as follows: Dr. Pourhassan, 437,879 shares; Mr. Caracciolo, 5,772 shares; Mr. Gould, 250,695 shares; Mr. Tropp, 265,556 shares; Mr. Dembow, 115,278 shares; Mr. Naydenov, 130,417 shares; and Mr. Van Ness, 900,000 shares. Also includes 5,000 shares of Series B Preferred Stock held by Mr. Dembow that are currently convertible into 50,000 shares of common stock, and 303,200 warrants held by Mr. Naydenov that are currently convertible into 303,200 shares of common stock.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

See the table in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Original Form 10-K for our Equity Compensation Plan Information as of May 31, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

On July 27, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with William Carmichael and Mojdeh Javadi (the “Plaintiffs”). Ms. Javadi is the spouse of Dr. Pourhassan, who became a Director and interim President and Chief Executive Officer of the Company in September 2012. Pursuant to the Settlement Agreement, the Company issued 200,000 shares of the Company’s common stock (“Shares”) to each of the Plaintiffs. In addition, the Company issued warrants (“Warrants”) to purchase up to 375,000 Shares to each of the Plaintiffs. The Warrants are fully vested and exercisable at a purchase price of $0.25 per Share. The Company issued the Shares and the Warrants to the Plaintiffs in exchange for their full and complete release of any and all claims against the Company as of July 27, 2012. Pursuant to and in accordance with the Settlement Agreement, on July 30, 2012, the Plaintiffs also dismissed with prejudice and without any award of costs, disbursements or attorney’s fees, their amended complaint against the Company filed in the Circuit Court of the State of Oregon for the County of Clackamas. As of May 31, 2012, the Company recognized approximately $540,000 and $388,000 of compensation expense related to the Warrant grant and the issuance of the Shares, respectively.

In May and July 2007, we issued to George Dembow, a Director of the Company, $150,000 in interest-bearing promissory notes. The notes bear interest at 14% per annum, are unsecured, and are currently past due. The Company paid $55,000, plus accrued interest, on the notes during fiscal 2012. As of May 31, 2012, the balance of the notes is $55,000. The Company’s intention is to pay the notes in full by May 31, 2013.

Donald J. Tropp, a Director of the Company, provided legal services to the Company over the past several years. As of May 31, 2012 the Company owed him $19,493. During fiscal 2012, the Company made cash payments of $19,493. The Company intends to pay the balance by May 31, 2012.

We use on a month-to-month basis approximately 1,600 square feet of a building owned by Kenneth J. Van Ness, our former President, Chief Executive Officer, and Chairman of the Board and a current Director, for our principal executive offices located at 110 Crenshaw Lake Road, Lutz, Florida 33548. Monthly rent of $1,650 per month has accrued since September 1, 2011. All accrued rent was paid in full in September 2012.

Jordan Naydenov, a Director, and the Company are negotiating a transaction under which Mr. Naydenov would purchase the Company’s convertible promissory note in an aggregate principal amount of $2,000,000 bearing annual interest at 5%, with a conversion price of $.75 per common share convertible at any time during the three-year term, together with warrants to purchase 2,666,666 shares of the Company’s Common Stock with an exercise price of $2.00 per share and a two-year term.

Director Independence

In determining director independence, the Company uses the definition of independence set out in Rule 5605(a)(2) of the NASDAQ Rules. Rule 5605(b)(1) of the NASDAQ Rules requires that a majority of the members of the Company’s Board of Directors be independent in that they are not an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that three of our directors, Gregory A. Gould, CPA, Anthony Caracciolo, and Jordan Naydenov, meet the requirements of the NASDAQ Rules for the independence of directors. The Board does not currently have a majority of independent members.

As discussed above, the Company has outstanding indebtedness owed to Mr. Dembow in the form of interest-bearing promissory notes. The Board considered the indebtedness when evaluating Mr. Dembow’s independence, and determined that it constitutes a relationship, which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. The Board has evaluated the independence of Mr. Tropp based on outstanding legal service fees owed by the Company to Mr. Tropp, and determined that Mr. Tropp is not independent under the NASDAQ Rules. The Board is currently seeking additional or replacement members who meet the independence requirements of the NASDAQ Rules.

The NASDAQ Rules state that the audit committee must have at least three directors, each of whom is independent. Our audit committee (“Audit Committee”) consists of three independent directors, Messrs. Gould, Caracciolo and Naydenov, and two directors who are not independent, Messrs. Dembow and Tropp. The independent members of our Audit Committee also meet the additional independence and experience requirements of the SEC and the NASDAQ Rules applicable specifically to members of the Audit Committee. The NASDAQ Rules state that all members of the Compensation Committee must be independent, except under exceptional and limited circumstances. Our Compensation Committee consists of two independent directors, Messrs. Gould and Naydenov, and two directors who are not independent, Messrs. Tropp and Dembow.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended May 31, 2012 and 2011 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for the audit of the financial statements included in our Annual Reports on Form 10-K and for the review of the interim condensed financial statements included in our quarterly reports on Form 10-Q were approximately $160,000 and $159,000, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended May 31, 2012 and 2011 for assurance and related services rendered by our current principal accounting firm, Pender Newkirk and Company, were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended May 31, 2012 and 2011 for professional services rendered by our principal accounting firm, Pender Newkirk and Company, for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended May 31, 2012 and 2011 for all other professional services rendered by our principal accounting firm, Pender Newkirk and Company, were $0 and $0, respectively.

Board of Directors Pre-Approval Process, Policies and Procedures

The Board of Directors has established an Audit Committee composed of Directors Gregory A. Gould, CPA, Anthony D. Caracciolo, George F. Dembow, Jordan Naydenov, and Ronald J. Tropp. The Audit Committee pre-approves all engagements for audit and non-audit services provided by the Company’s principal accounting firm, Pender Newkirk and Company.

Our principal accounting firm performed its audit procedures in accordance with our Audit Committee’s policies and procedures. Our principal accounting firm informed our Audit Committee of the scope and nature of each service provided. No services were provided by Pender Newkirk and Company during fiscal 2011 or fiscal 2012 other than audit, review, or attest services.

Item 15.	Exhibits and Financial Statement Schedules

The Exhibit Index appears immediately following the signature page and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTODYN INC.

(Registrant)

By:	/s/ Nader Pourhassan

Name:	Nader Pourhassan

Title:	Interim President and CEO

Date:	September 28, 2012

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Rexray Articles of Incorporation shell company (incorporated herein by reference to Exhibit 3.1 on Form 10SB filed July 11, 2002).

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K Current Report filed November 10, 2011).

3.3	Amendment to the Articles of Incorporation changing company name from Rexray to CytoDyn Inc., and effective a one for two reverse split of its common shares (incorporated herein by reference to filed Exhibit 3.2 on Current Form 8-K filed November 12, 2003).

3.4	Amendment to Articles of Incorporation dated September 2009 designating CytoDyn Inc.’s preferred Series B non-voting shares sold in a private placement. (Incorporated by reference to Exhibit 3.4 to Form 10-K filed March 12, 2010).

3.5	Amendment to Articles of Incorporation dated April 24, 2010 increasing the number of authorized shares to 100,000,000 (incorporated herein by reference to Exhibit 3.5 on Current Form 8-K filed April 29, 2010).

Plan of Acquisition

2.1	Acquisition Agreement for reverse merger acquisition of shell company by CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.1 with Current Form 8-K/A filed January 12, 2004).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated herein by reference to Exhibit 10.2 with Form 10-KSB, Annual Report for Small Business Issuers filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated herein by reference to Exhibit 10.6.1 filed with Form SB-2/A Registration of Securities for Small Business Issuer filed March 21, 2005).

10.3	Exclusive License Agreement between Advanced Genetic Technologies, Inc. and The CBR Institute for Biomedical Research Inc. (incorporated herein by reference to Exhibit 10.2 filed with Current Form 8-K filed February 5, 2007).

EXHIBIT INDEX

Exhibit Number	Description

10.4	Legal Settlement between CytoDyn of New Mexico Inc., Officers Allen D. Allen and Corinne Allen and CytoDyn Inc on the one hand and Maya LLC, Rex Lewis, and AIDS Research LLC on the other hand entered into December 2008. (Incorporated by reference to Exhibit 10.6 to Form 10-K filed March 12, 2010).

10.5	Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into September 28, 2009 for conducting clinical trials using Cytolin® (incorporated herein by reference to Exhibit 10.1 of CytoDyn Inc. Current Report on Form 8-K dated September 29, 2009).

10.6	Amendment Number 1 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into October 14, 2009 (incorporated by reference herein to Exhibit 10.7 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.7	Amendment Number 2 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 1, 2009 (incorporated by reference herein to Exhibit 10.8 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.8	Amendment Number 3 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into March 1, 2010 (incorporated by reference herein to Exhibit 10.9 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.9	Amendment Number 4 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into December 7, 2010 (incorporated by reference herein to Exhibit 10.1 filed with Form 10-Q Current Report filed October 7, 2011).

10.10	Amendment Number 5 to the Clinical Trial Agreement between The General Hospital Corporation d/b/a Massachusetts General Hospital and CytoDyn Inc., entered into May 20, 2011 (incorporated by reference herein to Exhibit 10.10 filed with Form 10-K Annual Report filed November 3, 2011).

10.11*	CytoDyn Inc., 2004 Stock Incentive Plan (incorporated by reference herein to Exhibit 10.10 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.12*	CytoDyn Inc., 401(k) Profit Sharing Plan (incorporated by reference herein to Exhibit 10.11 filed with Form 10-K/A Annual Report filed August 5, 2011).

10.13	Research Funding and Option Agreement dated November 5, 2011 (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K Current Report filed November 16, 2011).

EXHIBIT INDEX

10.14*	Executive Employment Agreement dated April 16, 2012 but effective as of August 9, 2011 (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K Current Report filed April 20, 2012).

Other

21.1	Subsidiaries

Certifications

31.1	Certification by CEO (filed with this Amendment)

31.2	Certification by CFO (filed with this Amendment)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

XBRL

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement
**	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.