Form 10-Q
period 2012-08-31
CYTODYN INC
filed 2012-10-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

On September 30, 2012, there were 29,898,561 shares outstanding of the registrant’s no par common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	August 31, 2012 (unaudited)	May 31, 2012
Assets
Current Assets:
Cash	$66,170	$284,991
Prepaid expenses	58,595	65,982
Deferred Offering Costs	677,327	677,327

Total current assets	802,092	1,028,300
Furniture and equipment, net	700	800
Other Assets	39,568	41,735

	$842,360	$1,070,835

Liabilities and Shareholders’ (deficit)
Current liabilities:
Accounts payable	$1,157,714	$831,336
Accrued liabilities	123,645	150,573
Accrued salary	504,111	189,249
Indebtedness to related parties	74,493	74,493
Accrued interest payable	42,877	40,618
Stock rescission liability	3,749,000	3,749,000

Total current liabilities	5,651,840	5,035,269

Long -Term Liabilities

Convertible notes payable, net	9,000	9,000

Total Liabilities	5,660,840	5,044,269

Shareholders’ (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 96,100 and 98,900 shares issued and outstanding at August 31, 2012 and May 31, 2012, respectively	437,993	451,993
Common stock, no par value; 100,000,000 shares authorized, 29,898,561 and 28,636,530 outstanding at August 31, 2012 and May 31, 2012, respectively; 30,098,561 and 28,836,530 issued at August 31, 2012 and May 31, 2012, respectively	15,919,460	15,150,261

Common stock payable	—	388,000
Additional paid-in capital	9,631,172	8,020,533
Common and Preferred stock subject to rescission	(3,749,000)	(3,749,000)
Treasury stock, at cost, 200,000 shares held at August 31, 2012 and May 31, 2012, respectively	(100,000)	(100,000)
Additional paid-in capital - treasury stock	299,297	299,297
Prepaid stock services	(7,718)	—
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(25,647,772)	(22,832,606)

Total shareholders’ (deficit)	(4,818,480)	(3,973,434)

	$842,360	$1,070,835

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		October 28, 2003 through
	8/31/2012	8/31/2011	8/31/2012
Operating expenses:
General and administrative	$2,500,623	$640,803	$18,962,515
Amortization / depreciation	391	838	183,253
Research and development	60,455	173,460	2,819,950
Legal fees	250,804	343,523	3,141,435

Total operating expenses	2,812,273	1,158,624	25,107,153

Operating loss	(2,812,273)	(1,158,624)	(25,107,153)

Interest income	—	—	1,627
Extinguishment of debt	—	—	337,342

Interest expense:
Interest on convertible debt	—	(2,063)	(736,926)
Interest on notes payable	(2,893)	(6,102)	(142,662)

Loss before income taxes	(2,815,166)	(1,166,789)	(25,647,772)

Income tax provision	—	—	—

Net loss	$(2,815,166)	$(1,166,789)	$(25,647,772)

Constructive preferred stock dividends	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$(1,400)	$—	$(98,693)

Net loss applicable to common shareholders	$(2,816,566)	$(1,166,789)	$(31,746,465)

Basic and diluted loss per share	$(.10)	$(0.05)	$(2.17)

Basic and diluted weighted average common shares outstanding	28,931,219	22,290,982	14,623,554

See accompanying notes to condensed consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		October 28, 2003
	8/31/2012	8/31/2011	through 8/31/2012
Cash flows from operating activities
Net loss	$(2,815,166)	$(1,166,789)	$(25,647,772)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization / depreciation	391	838	183,253
Loss on disposal of furniture and equipment	—	3,436	3,436
Amortization of original issue discount	—	—	719,265
Extinguishment of debt	—	—	(337,342)
Purchased in process research and development	—	—	274,399
Stock-based compensation and amortization of prepaid stock services	1,777,620	241,517	10,354,728
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses	7,387	(1,454)	(58,595)
Decrease (increase) in other assets	2,167	(23,815)	(39,568)
Increase in accounts payable, accrued interest, accrued salary and accrued liabilities	616,571	398,955	2,127,803

Net cash (used in) operating activities	(411,030)	(545,249)	(12,420,393)

Cash flows from investing activities:
Furniture and equipment purchases	(291)	—	(21,374)

Net cash (used in) investing activities	(291)	—	(21,374)

Cash flows from financing activities:
Capital contributions by president	—	—	15,748
Preferred stock dividends	—	—	(1,500)
Payments on notes payable to related parties	—	—	(239,990)
Proceeds from notes payable to related parties	—	—	705,649

Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	—	—	686,000
Proceeds from the sale of common stock	—	—	8,966,072
Proceeds from sale of Series B preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	—	—	(1,029,940)
Proceeds from issuance of stock for AITI acquisition	—	—	512,200
Proceeds from issuance of stock for AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	192,500	—	547,750

Net cash provided by financing activities	192,500	—	12,504,699

Net change in cash	(218,821)	(545,249)	62,932

Cash, beginning of period	284,991	1,037,818	3,238

Cash, end of period	$66,170	$492,569	$66,170

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$634	$6,102	$27,391

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		October 28, 2003
	8/31/2012	8/31/2011	through 8/31/2012
Non-cash investing and financing transactions:

Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$—	$—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$—	$719,266

Common stock issued for preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$—	$3,000	$3,749,000

Accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Common stock issued for Series B preferred stock	$14,000	$—	$1,521,484

Series B preferred stock dividends	$1,400	$—	$98,693

Accrued salaries of related party contributed as capital	$—	$—	$229,500

Reversal of accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Constructive dividend	$—	$—	$6,000,000

Common stock issued for common stock payable	$388,000	$—	$388,000

Prepaid stock services	$160,800	$—	$160,800

Amortization of deferred offering costs related to rescission liability	$—	$—	$199,097

Common shares issued from escrow liability	$—	$—	$1,425,000

See accompanying notes to condensed consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

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

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), which will explore the possible application of the Company’s existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus (“FIV”). The Company views the formation of CVM and the exploration of the application of its existing proprietary monoclonal antibody technology to FIV as an effort to strategically diversify the use of its proprietary monoclonal antibody expertise.

2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the years ended May 31, 2012 and 2011 and notes thereto in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012, filed with the Securities and Exchange Commission on August 21, 2012. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2012 and 2011 and the period October 28, 2003 through August 31, 2012, (b) the financial position at August 31, 2012, and (c) cash flows for the three month periods ended August 31, 2012 and 2011 and the period October 28, 2003 through August 31, 2012 have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc., and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $(2,815,166) for the three months ended August 31, 2012, has an accumulated deficit of $(27,249,684) as of August 31, 2012 and a working capital deficit of $(4,849,748) as of August 31, 2012. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its medical treatment, obtain U.S. Food & Drug Administration (the “FDA”) approval, outsource manufacturing of the treatment, and ultimately to attain profitability. The Company intends to seek additional funding through convertible debt and equity offerings to fund its business plan. There is no assurance that the Company will be successful in these endeavors.

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of August 31, 2012 or May 31, 2012. Cash and cash equivalents are maintained at financial institutions, and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at August 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the non-interest bearing cash balances may again exceed federally insured limits.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At August 31, 2012 and May 31, 2012 the carrying value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximate the fair value.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company had approximately $677,000 in deferred offering costs as of August 31, 2012 and May 31, 2012. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity, and reduce equity in the period the investors described in Note 3 do not accept the rescission right and keep their shares. Conversely, if the investors accept the rescission right and forfeit their shares, the deferred offering costs will be expensed at that time.

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

(Loss) Per Common Share

Basic (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 9,697,664 and 7,473,576 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2012 and 2011, respectively, as inclusion would be anti-dilutive for these periods. Additionally, 96,100 shares of Series B convertible preferred stock can potentially convert into 961,000 shares of common stock.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at August 31, 2012 or May 31, 2012 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2007.

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

Rescission rights for individual investors and subscribers vary, based upon the laws of the states in which the investors or subscribers reside. Investments and subscriptions that are subject to rescission are recorded separately in our financial statements from stockholders’ deficiency in the Company’s balance sheet. As the statutes of limitations expire in the respective states, such amounts for those shares are reclassified to stockholders’ deficiency. Investors who have sold their shares of capital stock of the Company do not have rescission rights, but instead have claims for damages, to the extent their shares were sold at a net loss, which is determined by subtracting the purchase price plus statutory interest and costs (if any) from the sale price.

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of Claims against the Company as of the date of filing this Form 10-Q. These investor Claims could include approximately $3.75 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that may not be currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims but who may have federal rescission or damages rights if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course of business.

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities at each of August 31, 2012 and May 31, 2012 of $3,749,000. This amount represents the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by a judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company has considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for such investments during the period April 15, 2008 to February 18, 2011, but is not actually pursuing any such methods. If circumstances warrant, the Company may commence a rescission offer to give each investor the opportunity to rescind or not rescind their investment (if not already sold) or subscription agreements by certain shareholders between April 15, 2008 to February 18, 2011. Any rescission offer could address all or part of the Company’s rescission liability relating to its federal and state securities laws compliance issues by allowing the investors covered by the rescission offer to rescind the underlying securities transactions and sell those back to the Company or recover funding provided with subscription agreements, as the case may be.

The Company entered into a seven year Personal Services Agreement on August 4, 2008 (the “Contract”) with Nader Pourhassan. It was subsequently determined that the compensation provided for under the Contract violated applicable securities laws. Such violations gave rise to the Company’s rescission obligation described above. It was unclear whether the Company had any defenses to payment, whether the Company had any rights to recover payments made to Dr. Pourhassan or others at his direction or as contemplated in the Contract (including payments in the form of securities), or whether, even if the Company does have such rights, Dr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Dr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Dr. Pourhassan (and others under his direction).

The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were each to receive 50,000 common shares for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieved the Company of liability for any claims of compensation under the Contract. Simultaneously with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan was appointed Managing Director of Business Development with an annual salary of $200,000. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferring offering costs, as the Company had no further obligations under the Contract.

4 - Convertible Instruments

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (Series B) at $5.00 per share for cash proceeds totaling $2,009,000, of which 96,100 shares remain outstanding at August 31, 2012. During the three months ended August 31, 2012, 2,800 shares of the Series B were converted into 28,000 shares of common stock. The Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010 when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

5 - Stock Options and Warrants

The Company has one stock-based equity plan at August 31, 2012. Pursuant to the 2004 Stock Incentive Plan as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options and warrants to purchase up to 7,600,000 shares of the Company’s common stock. As of August 31, 2012 the Company had 3,658,500 shares available for future stock option grants under the Plan.

During the three months ended August 31, 2012, the Company granted a total of 125,000 common stock options to directors with an exercise price of $1.55 per share, which vest in quarterly increments over one year, and have an expiration date of five years from the date of grant.

Related to certain settled litigation as disclosed in the Company’s May 31, 2012 10-K, the Company granted Warrants for 750,000 common shares to consultants at $.25 per share during the three months ended August 31, 2012. All compensation associated with the warrants was recognized at May 31, 2012. The consultants exercised all the warrants during the three months ended August 31, 2012.

Net cash proceeds from the exercise of common stock warrants were $192,500 for the three months ended August 31, 2012.

Compensation expense related to stock options and warrants was approximately $1,612,000, and $242,000 for the three months ended August 31, 2012 and 2011, respectively.

The grant date fair value of options and warrants vested during the three month periods ended August 31, 2012 and 2011 was approximately $2,092,000 and $190,000, respectively. The weighted average grant date fair value of options and warrants granted during the three month periods ended August 31, 2012 and 2011 was $.92 and $1.25, respectively. As of August 31, 2012 there was approximately $2,568,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.97 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2012	10,327,664	$1.60	3.20	$2,308,279
Granted	875,000	$.44
Exercised	(755,000)	$.25
Forfeited/expired/cancelled	(750,000)	$2.00
Options and warrants outstanding - August 31, 2012	9,697,664	$1.57	2.67	$147,442
Outstanding exercisable - August 31, 2012	8,178,451	$1.47	2.67	$147,442

6 – Common stock issued for services

During the three months ended August 31, 2012, the Company issued 16,230 fully vested shares of common stock at $.77 per share to directors for past services, and recognized approximately $12,000 in stock-based compensation.

The Company issued 60,000 shares of common stock to a consultant at $2.68 per share, which was the fair value at the commitment date, and is being amortized over the requisite service period. During the three months ended August 31, 2012, the Company recognized approximately $153,000 in stock-based compensation related to this grant.

7 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

8 - Related Party Transactions

Prior to 2011, a director provided legal services to the Company for several years. As of August 31, 2012, the Company owed the director $19,493 included in the accompanying consolidated financial statements as “indebtedness to related parties” as of August 31, 2012. The amount has been classified as short-term, as the Company’s intention is to pay the note completely in the next twelve months. As of August 31, 2012 the note is past due.

In May and July 2007, the Company issued $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. These notes are currently past due. As of August 31, 2012, the unpaid balance of the notes is $55,000. The Company has classified the balance as a short-term obligation as of August 31, 2012, as the Company’s intention is to pay the note completely in the next twelve months.

The Company uses on an at-will basis a portion of a building owned by Kenneth J. Van Ness, a director of the Company, as our principal offices that are located at 110 Crenshaw Lake Road, Lutz, Florida 33548. The Company uses approximately 1,600 square feet on a month-to-month basis at a cost of $1,650 per month.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

9 – Commitments and Contingencies

On July 25, 2012, the Company and Kenneth J. Van Ness entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Van Ness stepped down as the Chairman of the Board, effective immediately. In addition, Mr. Van Ness agreed to step down as the President and CEO of the Company (see note 10 below). Mr. Van Ness continues to serve as a director on the Board and Gregory A. Gould, a current member of the Board, serves as Chairman of the Board.

The Transition Agreement provides that, in lieu of any compensation otherwise payable to Mr. Van Ness under the Executive Employment Agreement, dated April 16, 2012, but effective as of August 9, 2011 (the “Employment Agreement”), by and between the Company and Mr. Van Ness, during the period beginning on July 18, 2012 through October 16, 2012 (the “Transition Period”) Mr. Van Ness will be paid a salary equal to $13,890 per month and will continue to receive, during the Transition Period, the fringe benefits, indemnification and miscellaneous business expense benefits provided for in the Employment Agreement. Mr. Van Ness is also entitled to (i) receive a cash severance payment equal to $13,890 per month for 33 months after the end of the Transition Period, (ii) the opportunity to elect the timing of distribution of his account balance in the Company’s 401(k) plan, (iii) reimbursement for continuing health care insurance coverage under COBRA for nine months, and (iv) all amounts due by the Company to an affiliate of Mr. Van Ness for every month that the Company continues to occupy a portion of the real property owned by an affiliate of Mr. Van Ness located at 110 Crenshaw Lake Road, Lutz, Florida.

The Transition Agreement also provides that: (i)(A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness is amended to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness is amended to provide for (I) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (II) forfeiture of the remaining 750,000 options (ii) the Company and Mr. Van Ness agreed that the expiration date of the 25,000 options granted to him on September 22, 2010, is August 8, 2016, although the Company amended the grants to waive the earlier expiration of such options if Mr. Van Ness no longer is in “Continuous Service” with the Company as that term is defined in the Company’s Stock Incentive Plan.

Pursuant to the terms of the Transition Agreement described above, as of August 31, 2012, the Company accrued approximately $483,000 in severance liabilities. The Company accrued for the severance to be paid to Mr. Van Ness, as Mr. Van Ness has no significant continuing service obligation to the Company. Additionally, related to the modification of the above stock option awards to Mr. Van Ness, the Company recognized approximately $1,128,000 of stock-based compensation expense during the three months ended August 31, 2012. This amount was determined based on the provisions of the above Transition Agreement, including the impact of the accelerated vesting and forfeitures.

10 - Subsequent Events

On September 10, 2012, in accordance with the above Transition Agreement Kenneth J. Van Ness stepped down as the President and Chief Executive Officer (“CEO”) of the Company. Mr. Van Ness continues to serve as a member of the board of directors of the Company. In addition, Mr. Van Ness will serve as Senior Executive Advisor to the Company until October 16, 2012.

On September 10, 2012, the Board appointed Nader Pourhassan, Ph.D. to serve as the Company’s interim CEO, effective immediately. The Board approved Dr. Pourhassan’s title as interim President and CEO on September 13, 2012. On September 24, 2012, Dr. Pourhassan was appointed to serve as a member of the board of directors of the Company.

Subsequent to August 31, 2012, the Company issued $2,062,500 in unsecured convertible notes to investors. The notes are convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. The principal on the notes is payable in full on October 1, 2015. The notes bear interest at rates that range from 5% to 10% per year, payable in cash semiannually in arrears beginning on April 1, 2013. In connection with the sale of the notes, warrants to purchase a total of 2,616,667 common shares with exercise prices ranging from $1.50 to $2.00 per share were issued which are currently exercisable in full and will expire on October 1, 2014.

Effective September 24, 2012, the Company entered into a one-year consulting agreement for strategic communication services. The consulting engagement fee is $50,000, with the first half of the engagement fee payable upon execution, and the balance payable on December 1, 2012. On December 1, 2012, the first installment of a monthly retainer in the amount of $12,500 is due, with equal amounts payable each month as long as the agreement is in effect. The agreement can be terminated by either party upon 60 days’ prior written notice. In connection with execution of the agreement, the Company granted to the consultant fully-vested stock options to purchase common shares expiring two years from the date of the consulting agreement as follows: (i) 100,000 shares of common stock at an exercise price of $1.00 per share; (ii) 25,000 shares of common stock at an exercise price of $3.50 per share; and (iii) 50,000 shares of common stock at an exercise price of $5.00 per share.

Effective October 1, 2012, the Company entered into a one-year consulting agreement with an individual. The consulting agreement provides for a monthly cash payment of $2,500, and the grant of stock options to purchase 200,000 shares of common stock in three tranches: (i) 50,000 shares at an exercise price of $1.00 per share vesting in full on October 31, 2012; (ii) 50,000 shares at an exercise price of $2.00 per share vesting in full on December 31, 2012; and 100,000 shares at an exercise price of $3.00 per share vesting in full on December 31, 2012. The options will expire on September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THROUGHOUT THIS REPORT, WE MAKE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “EXPECT,” “INTEND,” “PREDICT,” “PLAN,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “CONTINUE,” “COULD,” “MAY,” AND SIMILAR TERMS AND EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOWS. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO RAISE ADDITIONAL CAPITAL, THE RESULTS OF CLINICAL TRIALS FOR OUR DRUG CANDIDATES, THE COMPANY’S ABILITY TO CLOSE ITS PROPOSED ACQUISITION OF PRO140, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report, including our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Results of Operations for the three months ended August 31, 2012 and 2011 are as follows:

For the three months ended August 31, 2012 and 2011 we had no activities that produced revenues from operations.

For the three months ended August 31, 2012, we had a net loss of approximately $2,815,000 compared to a net loss of approximately $1,167,000 for the corresponding period in 2011. For the three months ended August 31, 2012 and 2011, we incurred operating expenses of approximately $2,812,000 and $1,159,000, respectively, consisting primarily of stock-based compensation, legal fees, accounting and consulting expenses and salary expense.

The increase in operating expenses of approximately $1,653,000 from the three-month period ended August 31, 2011 compared to the three months ended August 31, 2012 related primarily to increases in stock-based compensation, salary expense, and accounting and consulting fees, offset by a decrease in legal expenses. Stock-based compensation and salary expense increased approximately $1,383,000 and $263,000, respectively, primarily due to the modification of certain stock options and the accrual of severance salary as discussed in Note 9 of the consolidated financial statements. Accounting and consulting fees increased primarily due to the amortization of prepaid stock services as discussed in Note 6 of the consolidated financial statements. Legal fees decreased as the Company had more filings in the previous comparable period.

The increase or decrease in the above expenses will depend on the Company’s ability to raise additional capital and ultimately fund the Company’s clinical trials, and fund other operating costs as deemed necessary.

Rescission Liability

We recorded rescission liabilities for August 31, 2012 and May 31, 2012 of $3,749,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who accept the rescission right, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon by a judge in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Note 3 of our consolidated financial statements for further information regarding these rescission liabilities.

Accrued Incentive Stock Compensation

On August 4, 2008, we entered into a seven year Personal Services Agreement with Nader Pourhassan (the “Contract”). The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were each to receive 50,000 common shares for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. As of August 31, 2011, the Company accrued $1,180,000 related to the Contract. Subsequent to the three months ended August 31, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieved the Company of liability for any claims for compensation under the Contract. Simultaneously with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan was appointed as Managing Director of Business Development at an annual salary of $200,000 (see Notes 3 and 10 of our consolidated financial statements for further information).

The Company had been accruing stock compensation and deferred offering costs related to the Contract as described at Note 3. Upon the signing of the MRPSTA, the Company at August 31, 2011 reversed all accrued stock compensation and deferred offering costs, as the Company had no further obligations under the Contract.

Liquidity and Capital Resources

On August 31, 2012, we had negative working capital of approximately $4,850,000 as compared to a negative working capital of approximately $4,007,000 on May 31, 2012.

Cash Flows

Net cash used in operating activities was approximately $411,000 during the three months ended August 31, 2012, which reflects a decrease of approximately $134,000 from net cash used in operating activities of approximately $545,000 for the three months ended August 31, 2011. The decrease in net cash used in operating activities for the recent period was primarily attributable to the following:

•	Stock-based compensation and amortization of prepaid stock services increased approximately $1,536,000.

•	Accounts payable, accrued interest, accrued salary and accrued liabilities increased approximately $218,000.

The above changes were offset by the increase in the net loss by approximately $1,648,000.

There were no other significant changes in cash used in operating activities for the three months ended August 31, 2012.

There were no material changes in cash flows from investing activities for the three months ended August 31, 2012.

Cash flows provided by financing activities of approximately $193,000 during the three months ended August 31, 2012 related to the exercise of common stock warrants. There was no cash flow financing activity for the comparable period.

As shown in the accompanying consolidated financial statements, for the three months ended August 31, 2012 and 2011, and since October 28, 2003 through August 31, 2012, we incurred net losses of approximately $2,815,000, $1,167,000 and $25,648,000, respectively. As of August 31, 2012, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources.

As previously mentioned, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from notes payable. From October 28, 2003 through August 31, 2012 we raised cash of approximately $9,945,000 (net of offering costs) through private placements of common and preferred stock and approximately $1,537,000 through the issuance of related party notes payable and convertible notes. We have raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. We have raised approximately $548,000 through the exercise of common stock warrants and options. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares; accordingly, we intend to continue to finance our operations through the sale of our shares and related instruments.

Subsequent to August 31, 2012, the Company issued $2,062,500 in unsecured convertible notes to investors. The notes are convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. The principal on the notes is payable in full on October 1, 2015. The notes bear interest at rates that range from 5% to 10% per year, payable in cash semiannually in arrears beginning on April 1, 2013. In connection with the sale of the notes, warrants to purchase a total of 2,616,667 common shares with exercise prices ranging from $1.50 to $2.00 per share were issued which are currently exercisable in full and will expire on October 1, 2014.

Effective September 24, 2012, the Company entered into a one-year consulting agreement for strategic communication services. The consulting engagement fee is $50,000, with the first half of the engagement fee payable upon execution, and the balance payable on December 1, 2012. On December 1, 2012, the first installment of a monthly retainer in the amount of $12,500 is due, with equal amounts payable each month as long as the agreement is in effect. The agreement can be terminated by either party upon 60 days’ prior written notice. In connection with execution of the agreement, the Company granted to the consultant fully-vested stock options to purchase common shares expiring two years from the date of the consulting agreement as follows: (i) 100,000 shares of common stock at an exercise price of $1.00 per share; (ii) 25,000 shares of common stock at an exercise price of $3.50 per share; and (iii) 50,000 shares of common stock at an exercise price of $5.00 per share.

Effective October 1, 2012, the Company entered into a one-year consulting agreement with an individual. The consulting agreement provides for a monthly cash payment of $2,500, and the grant of stock options to purchase 200,000 shares of common stock in three tranches: (i) 50,000 shares at an exercise price of $1.00 per share vesting in full on October 31, 2012; (ii) 50,000 shares at an exercise price of $2.00 per share vesting in full on December 31, 2012; and 100,000 shares at an exercise price of $3.00 per share vesting in full on December 31, 2012. The options will expire on September 30, 2015.

Since October 28, 2003 through August 31, 2012, we have incurred approximately $2,820,000 of research and development costs and approximately $25,107,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2012, we had an accumulated deficit of approximately $27,250,000 and negative working capital of approximately $4,850,000.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future. We currently do not have any significant material commitments related to capital expenditures.

                 Effective July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Progenics Pharmaceuticals, Inc. (“Progenics”) to acquire from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and United States Food and Drug Administration (“FDA”) regulatory filings. The terms of the Asset Purchase Agreement provide for an initial cash payment of $3,500,000, as well as the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a US Phase III trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-US approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercial sale of PRO 140, in each case determined on a country-by-country basis. The closing of the acquisition is expected to occur within 90 days of the effective date, but is subject to the satisfaction of a number of closing conditions, including, among other matters: (i) Progenics having received all required authorizations, consents and approvals of government authorities; (ii) Progenics having entered into and delivered intellectual property assignments; (iii) the Company and Progenics having entered into a transition services agreement; (iv) the Company having obtained the capital required to consummate the transactions contemplated by the Asset Purchase Agreement; and (v) the Company having completed and been satisfied with its due diligence investigation of PRO 140. There can be no assurance that the Company will be able to raise the capital necessary to complete the acquisition of PRO 140. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this report for additional information regarding the Company’s fundraising efforts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of August 31, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2012 as a result of the material weakness in internal control over financial reporting resulting from inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is working to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2012, in connection with and as consideration for their services as members of the Board, the Company issued 3,246 shares of the Company’s common stock at $.77 per share to each of Jordan Naydenov, Ronald Tropp, George Dembow, Anthony Caracciolo, and Gregory Gould. The shares of common stock are fully vested as of August 31, 2012.

During the three months ended August 31, 2012, we issued to an investor upon exercise of warrants, 5,000 shares of common stock of the Company at an exercise price of $1.00 per share, for proceeds of $5,000.

During the three months ended August 31, 2012, 2,800 shares of Series B were converted into 28,000 shares of common stock. Each share of the Series B is convertible into 10 shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $0.50 per share. During the three months ended August 31, 2012, we issued 2,800 shares of common stock related to these dividends.

During the three months ended August 31, 2012, we issued 60,000 shares of common stock valued at $2.68 per share to a consultant in exchange for services.

During the three months ended August 31, 2012, we issued to consultants 400,000 shares of common stock at $.97 per share related to certain settled litigation as described in the May 31, 2012 10-K.

During the three months ended August 31, 2012, we issued to consultants upon the exercise of warrants, 750,000 shares of common stock of the Company at an exercise price of $.25 per share, for proceeds of $187,500.

On September 24, 2012, concurrently with entering into a one-year consulting agreement for strategic communication services, the Company granted to the consultant fully-vested stock options to purchase common shares expiring two years from the date of the consulting agreement as follows: (i) 100,000 shares of common stock at an exercise price of $1.00 per share; (ii) 25,000 shares of common stock at an exercise price of $3.50 per share; and (iii) 50,000 shares of common stock at an exercise price of $5.00 per share.

Effective October 1, 2012, concurrently with entering into a one-year consulting agreement with an individual, the Company granted stock options to the individual to purchase 200,000 shares of common stock expiring on September 30, 2015, in three tranches: (i) 50,000 shares at an exercise price of $1.00 per share vesting in full on October 31, 2012; (ii) 50,000 shares at an exercise price of $2.00 per share vesting in full on December 31, 2012; and 100,000 shares at an exercise price of $3.00 per share vesting in full on December 31, 2012.

Effective October 1, 2012, the Company sold a total of $2,062,500 in unsecured convertible notes in a private placement to four individuals, one entity and one trust in exchange for cash in an equal amount. Each purchaser of notes is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The notes are convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. In connection with the sale of the notes, warrants for a total of 2,616,667 shares of common stock were issued which are currently exercisable in full and will expire on October 1, 2014. Of the warrants, 1,950,000 shares have an exercise price of $1.50 per share and 666,667 shares have an exercise price of $2.00 per share.

We issued and sold the aforementioned convertible notes, warrants, options, and common stock without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits:

2.1	Asset Purchase Agreement, dated as of July 25, 2012, by and between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 30, 2012.

10.1	Transition Agreement, dated as of July 25, 2012, by and between CytoDyn Inc. and Kenneth J. Van Ness. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2012.

10.2	CytoDyn Inc. Non-Employee Board of Directors Compensation Effective June 1, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 9, 2012	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
Interim President and Chief Executive Officer

Dated: October 9, 2012	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

2.1	Asset Purchase Agreement, dated as of July 25, 2012, by and between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 30, 2012.

10.1	Transition Agreement, dated as of July 25, 2012, by and between CytoDyn Inc. and Kenneth J. Van Ness. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2012.

10.2	CytoDyn Inc. Non-Employee Board of Directors Compensation Effective June 1, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.