Form 10-Q/A
period 2012-08-31
CYTODYN INC
filed 2012-11-08
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 31, 2012

Commission file number: 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Colorado	75-3056237
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

5 Centerpointe Drive, Suite 400, Lake Oswego, Oregon 97035

(Address of principal executive offices)(Zip code)

(971) 204-0382

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 30, 2012, there were 29,898,561 shares outstanding of the registrant’s no par value common stock.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report of CytoDyn Inc. (the “Company”) on Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 9, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: November 8, 2012	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
Interim President and Chief Executive
Officer

Dated: November 8, 2012	/s/ Andrew T. Libby, Jr.
Andrew T. Libby, Jr.
Chief Financial Officer and Corporate
Secretary

EXHIBIT INDEX

Exhibit	Description

2.1	Asset Purchase Agreement, dated as of July 25, 2012, by and between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2012.

10.1	Transition Agreement, dated as of July 25, 2012, by and between CytoDyn Inc. and Kenneth J. Van Ness. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2012.

10.2*	CytoDyn Inc. Non-Employee Board of Directors Compensation Effective June 1, 2012.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1*	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to our Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2012.
**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.