Form 10-Q
period 2012-11-30
CYTODYN INC
filed 2013-01-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1933

For the transition period from                      to

Commission File Number: 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Colorado	75-3056237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

5 Centerpointe Drive, Suite 400 Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (971) 204-0382

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On January 3, 2013, there were 30,016,349 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	November 30, 2012	May 31, 2012
	(unaudited)
Assets

Current assets:
Cash	$1,429,656	$284,991
Prepaid expenses	34,038	65,982
Deferred offering costs	559,440	677,327

Total current assets	2,023,134	1,028,300
Furniture and equipment, net	1,071	800
Intangibles	3,500,000	—
Other assets	38,927	41,735

	$5,563,132	$1,070,835

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,102,547	$831,336
Accrued liabilities	316,226	150,573
Indebtedness to related parties	47,601	74,493
Accrued interest payable	53,245	40,618
Accrued salaries	462,270	189,249
Stock rescission liability	3,096,500	3,749,000

Total current liabilities	5,078,389	5,035,269

Long-term liabilities
Investor convertible notes, net	257,303	—
Convertible notes payable	9,000	9,000

Total liabilities	5,344,692	5,044,269

Shareholders’ equity (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 96,100 and 98,900 shares issued and outstanding at November 30, 2012 and May 31, 2012, respectively	405,718	451,993

Common stock, no par value; 100,000,000 shares authorized, 29,906,371 and 28,636,530 outstanding at November 30, 2012 and May 31, 2012, respectively; 30,106,371 and 28,836,530 issued at November 30, 2012 and May 31, 2012, respectively	15,855,329	15,150,261
Additional paid-in capital	16,021,750	8,020,533
Common stock payable	—	388,000
Common and preferred stock subject to rescission	(3,096,500)	(3,749,000)
Treasury stock, at cost, 200,000 shares held at November 30, 2012 and May 31, 2012, respectively	(100,000)	(100,000)
Additional paid-in capital – treasury stock	290,313	299,297
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(27,556,258)	(22,832,606)

Total shareholders’ equity (deficit)	218,440	(3,973,434)

	$5,563,132	$1,070,835

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,			October 28, 2003 through November 30, 2012
	2012	2011	2012	2011
Operating expenses:
General and administrative	$1,267,669	$1,011,383	$3,768,292		$1,652,186	$20,230,184
Amortization & depreciation	434	392	825		1,230	183,687
Research and development	161,000	169,179	221,455		342,639	2,980,950
Legal fees	214,426	310,842	465,230		654,365	3,355,861

Total operating expenses	1,643,529	1,491,796	4,455,802		2,650,420	26,750,682

Operating loss	(1,643,529)	(1,491,796)	(4,455,802)		(2,650,420)	(26,750,682)

Interest income	—	—	—		—	1,627
Extinguishment of debt	50,426	—	50,426		—	387,768

Interest expense:
Interest on convertible debt	(304,847)	—	(304,847)		(2,063)	(1,041,773)
Interest on notes payable	(10,536)	(5,603)	(13,429)		(11,705)	(153,198)

Loss before income taxes	(1,908,486)	(1,497,399)	(4,723,652)		(2,664,188)	(27,556,258)

Provision for taxes on income	—	—	—		—	—

Net loss	$(1,908,486)	$(1,497,399)	$(4,723,652)		$(2,664,188)	$(27,556,258)

Constructive preferred stock dividends	$—	$—	$—		$—	$(6,000,000)

Convertible preferred stock dividends	$—	$—	$(1,400)	$		$(98,693)

Net loss applicable to common shareholders	$(1,908,486)	$(1,497,399)	$(4,725,052)		$(2,664,188)	$(33,654,951)

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.16)		$(0.12)	$(2.24)

Basic and diluted weighted average common shares outstanding
	29,866,073	22,290,982	29,396,092		22,290,982	15,041,220

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,		October 28, 2003 through November 30, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(4,723,652)	$(2,664,188)	$(27,556,258)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization & depreciation	825	1,230	183,687
Loss on disposal of furniture and equipment	—	3,146	3,146
Amortization of original issue discount	257,303	2,063	976,568
Extinguishment of debt	(50,426)	—	(387,768)
Purchased in-process research and development	—	—	274,399
Stock-based compensation	2,540,164	791,158	11,117,562
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	31,944	28,585	(34,038)
(Increase) decrease in other assets	2,808	(30,320)	(38,927)
Increase in accounts payable, accrued interest and accrued liabilities	772,938	570,327	2,284,170

Net cash used in operating activities	(1,168,096)	(1,297,999)	(13,177,459)

Cash flows from investing activities:
Asset acquisition of intangibles	(3,500,000)	—	(3,500,000)
Furniture and equipment purchases	(1,097)	—	(22,180)

Net cash used in investing activities	(3,501,097)	—	(3,522,180)

Cash flows from financing activities:
Capital contributions by president	—	—	15,748
Proceeds from notes payable to related parties	—	—	705,649
Preferred stock dividends	—	—	(1,500)
Payments on indebtedness to related parties	(26,892)	—	(266,882)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	5,648,250	—	6,334,250
Proceeds from the sale of common stock	—	390,000	8,966,072
Proceeds from Series B convertible preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	—	—	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants	192,500	—	547,750

Net cash provided by financing activities	5,813,858	390,000	18,126,057

Net change in cash	1,144,665	(907,999)	1,426,418
Cash, beginning of period	284,991	1,037,818	3,238

Cash, end of period	$1,429,656	$129,819	$1,429,656

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$48,664	$3,891	$28,055

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,		October 28, 2003 through November 30, 2012
	2012	2011
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/RexRay business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$—	$—	$662,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$—	$—	$20,956

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$5,648,250	$—	$6,376,516

Common stock issued for preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on payment of accounts payable	$—	$—	$49,000

Preferred and common stock subject to rescission	$652,500	$629,000	$3,096,500

Amortization of deferred offering costs related to rescission liability	$117,887	166,520	$316,194

Common stock issued for Series B convertible preferred stock	$14,000	$—	$1,521,484

Series B convertible preferred stock dividends	$1,400	$—	$98,693

Accrued salaries related party contributed as capital	$—	$—	$229,500

Stock subscription receivable for options exercised	$—	$63,600	$63,600

Constructive dividend	$—	$—	$6,000,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

(UNAUDITED)

Note 1 - Organization

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name Rexray Corporation (“Rexray”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, the Company acquired assets related to one of the Company’s drug candidates, Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents, along with foreign counterpart patents, which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies.

The Company entered the development stage effective October 28, 2003 upon the reverse merger and recapitalization of the Company and follows Financial Accounting Standard Codification No. 915, Development Stage Entities.

CytoDyn Inc. discovered and is developing a class of therapeutic monoclonal antibodies to address significant unmet medical needs in the areas of HIV and Acquired Immune Deficiency Syndrome (“AIDS”).

Advanced Genetic Technologies, Inc. (“AGTI”) was incorporated under the laws of Florida on December 18, 2006 pursuant to an acquisition during 2006.

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), which explores the possible application of the Company’s existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus (“FIV”). The Company views the formation of CVM and the exploration of the application of its existing proprietary monoclonal antibody technology to FIV as an effort to strategically diversify the use of its proprietary monoclonal antibody technology.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2012 and 2011 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on August 21, 2012. Operating results for the three and six months ended November 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2012 and 2011 and the period October 28, 2003 through November 30, 2012, (b) the financial position at November 30, 2012, and (c) cash flows for the six month periods ended November 30, 2012 and 2011 and the period October 28, 2003 through November 30, 2012 have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2012 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity (deficit), or net loss.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $4,723,652 for the six months ended November 30, 2012, has an accumulated deficit of $29,158,170, and a working capital deficit of $3,055,255 as of November 30, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of one or more of its drug therapies, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of each such approved drug therapy, and ultimately to attain profitability. The Company intends to seek additional funding through debt and equity offerings to fund its business plan. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2012 or May 31, 2012. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at November 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit on the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage reverts to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2012 and 2011, and for the period October 28, 2003 through November 30, 2012.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At November 30, 2012 and May 31, 2012, the carrying value of the Company’s financial instruments approximates fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximate the fair value.

Stock-Based Compensation

U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period).

The Company accounts for common stock options and common stock warrants based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the options and warrants, risk-free interest rates, and expected dividend yield at the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company’s common stock at consistent intervals. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the “simplified method,” as the Company’s stock options are “plain vanilla” options and the Company has a limited history of exercise data. For common stock options and warrants with periodic vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight-line basis over the requisite service period.

U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% for all periods presented.

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $559,000 and $677,000 in deferred offering costs as of November 30, 2012 and May 31, 2012, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period the investors described in Note 3 do not pursue their rescission rights and retain their shares. Conversely, if the investors pursue their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

Stock for Services

The Company periodically issues common stock, warrants and common stock options to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 17,968,340 and 7,948,076 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three and six months ended November 30, 2012 and 2011, respectively, as inclusion would be anti-dilutive for these periods. Additionally as of November 30, 2012, 96,100 shares of Series B convertible preferred stock can potentially convert into 961,000 shares of common stock, and $5,648,250 of convertible debt can potentially convert into 7,531,000 shares of common stock.

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

Note 3 - Rescission Liabilities

The Company’s board of directors (the “Board”) was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is now being properly reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report on Form 8-K disclosing its receipt of an SEC letter of inquiry and request for voluntary assistance in discovering information related to the Liability Disclosure. By letter dated January 3, 2012, the Division of Enforcement of the Securities and Exchange Commission notified the Company that the SEC had completed its informal investigation of the Company and had recommended no enforcement action be taken against the Company, or its officers, directors, or employees.

Rescission rights for individual investors and subscribers vary, based upon the laws of the states in which the investors or subscribers reside. Investments and subscriptions that are subject to rescission are recorded separately in our financial statements from shareholders’ deficiency in the Company’s balance sheet. As the statutory periods for pursuing such rights expire in the respective states, such amounts for those shares are reclassified to shareholders’ deficiency. Investors who have sold their shares of capital stock of the Company do not have rescission rights, but instead have claims for damages, to the extent their shares were sold at a net loss, which is determined by subtracting the purchase price plus statutory interest and costs, if any, from the sale price.

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company, as of the date of filing this Form 10-Q. These investor Claims could include approximately $3.1 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that may not be currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims, but who may have federal rescission or damages rights, if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course of business.

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for November 30, 2012 and May 31, 2012 of $3,096,500 and $3,749,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who pursue their rescission rights, and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

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

The Company entered into a seven-year Personal Services Agreement on August 4, 2008 (the “Contract”) with Nader Pourhassan. It was subsequently determined that the compensation provided for under the Contract violated applicable securities laws. Such violations gave rise to the Company’s rescission liability described above. It was unclear whether the Company had any defenses to payment, whether the Company had any rights to recover payments made to Dr. Pourhassan or others at his direction or as contemplated in the Contract (including payments in the form of securities), or whether, even if the Company does have such rights, Dr. Pourhassan (and perhaps others) would have certain equitable remedies that would entitle Dr. Pourhassan (and perhaps others) to set off against the Company’s rights or would obligate the Company to make compensatory payments for services performed by Dr. Pourhassan (and others under his direction).

The Contract provided for compensation to Dr. Pourhassan at an annual salary of $200,000. Additionally, as incentive compensation, Dr. Pourhassan’s personal assistant and one additional person were each to receive 50,000 common shares for every $500,000 in capital received by the Company through Dr. Pourhassan’s efforts. On October 11, 2011, Dr. Pourhassan and the Company entered into a Mutual Release and Personal Services Termination Agreement (the “MRPSTA”) which relieved the Company of liability for any claims of compensation under the Contract. Simultaneously with the signing of the MRPSTA, Dr. Pourhassan and the Company entered into a new Employment and Non-Compete Agreement whereby Dr. Pourhassan was appointed Managing Director of Business Development with an annual salary of $200,000. Upon the signing of the MRPSTA, the Company at May 31, 2011 reversed all accrued stock compensation and deferred offering costs, as the Company had no further obligations under the Contract.

Note 4 - Convertible Instruments

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 96,100 shares remain outstanding at November 30, 2012. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the three months ended November 30, 2012, the Company issued $5,648,250 in unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. The principal on the Notes is payable in full between October 1, 2015 and November 30, 2015. The Notes bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. In connection with the sale of the Notes, warrants to purchase a total of 7,530,676 common shares with exercise prices ranging from $1.50 to $2.00 per share were issued to the investors, which are currently exercisable in full and will expire between October 1, 2014 and November 30, 2014. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the grant date. Additionally, at the commitment date, the Company determined that the conversion option related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion option utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion option were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. The respective debt discounts at the commitment dates exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the three months ended November 30, 2012, activity related to the Notes were as follows:

Face amount of notes	$(5,648,250)

Debt discounts	5,648,250

Amortization of debt discount	(257,303)

Carrying value of the notes	(257,303)

Note 5 - Stock Options and Warrants

The Company has one stock-based equity plan at November 30, 2012. Pursuant to the 2004 Stock Incentive Plan, as amended (the “Plan”), which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options to purchase up to 7,600,000 shares of the Company’s common stock. As of November 30, 2012, the Company had 3,658,500 shares available for future stock option grants under the Plan. See Note 11 for information regarding the Company’s 2012 Equity Incentive Plan, which was approved by the Company’s shareholders on December 12, 2012.

During the six months ended November 30, 2012, the Company granted a total of 125,000 common stock options to directors with an exercise price of $1.55 per share, which vest in quarterly increments over one year and have an expiration date of five years from the date of grant. The average grant date fair value related to these options was $.92 per share.

During the six months ended November 30, 2012, the Company granted a total of 225,000 common stock options to employees with an exercise price of $1.80 per share. Fifty percent of the options vested immediately, and 50% vest in October 2013. The options have an expiration date of three years from the date of grant. The average grant date fair value related to these options was $.89 per share.

During the six months ended November 30, 2012, the Company granted a total of 515,000 common stock warrants to consultants with exercise prices ranging from $1.00 to $5.00 per share. The warrants have varying vesting terms, but will all be fully vested by April 2013. The expiration dates for the warrants range from September 2014 to October 2015. The average grant date fair value related to these warrants was $.56 per share.

Related to certain settled litigation, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, the Company granted warrants for 750,000 common shares to consultants at an exercise price of $.25 per share. All compensation expense associated with the warrants was recognized at May 31, 2012. The consultants exercised all the warrants during the six months ended November 30, 2012.

As discussed in Note 4, the Company issued warrants to purchase 7,530,676 common shares to investors. The grant date fair value of the warrants was $.77 per share.

Net cash proceeds from the exercise of common stock warrants were $192,500 for the six months ended November 30, 2012.

Compensation expense related to stock options and warrants was approximately $742,000 and $2,354,000, and $550,000 and $791,000 for the three and six months ended November 30, 2012 and 2011, respectively. The grant date fair value of options and warrants vested during the three and six month periods ended November 30, 2012 and 2011 was $6,433,000 and $8,525,000, and $245,000 and $456,000, respectively. As of November 30, 2012, there was approximately $2,402,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.76 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2012	10,327,664	$1.60	3.20	$2,308,279
Granted	9,145,676	$1.70
Exercised	(755,000)	$0.25
Forfeited/expired/cancelled	(750,000)	$2.00
Options and warrants outstanding – November 30, 2012	17,968,340	$1.69	2.17	$3,106,186
Outstanding exercisable – November 30, 2012	16,376,596	$1.65	2.12	$3,101,499

Note 6 - Common Stock Issued for Services

During the three and six months ended November 30, 2012, the Company issued 7,810 and 24,040 fully vested shares of common stock at $.77 and $1.60 per share to directors for past services, and recognized approximately $12,500 and $25,000 in stock-based compensation, respectively.

During the six months ended November 30, 2012, the Company issued 60,000 shares of common stock to a consultant at $2.68 per share, which was the fair value at the commitment date, and is being amortized over the requisite service period. During the three and six months ended November 30, 2012, the Company recognized $8,000 and $161,000 in stock-based compensation related to this grant.

Note 7 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 8 - Related Party Transactions

In May, July and September of 2007, the Company issued a total of $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. As of November 30, 2012, the balance payable on the notes is $47,601. The Company has classified the balance as short-term obligation as of November 30, 2012, as the Company’s intention is to pay the note completely in the next twelve months.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 9 - Commitments and Contingencies

On July 25, 2012, the Company and Kenneth J. Van Ness entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Van Ness stepped down as the Chairman of the Board, effective immediately. In addition, Mr. Van Ness agreed to step down as the President and CEO of the Company (see Note 10 below). Mr. Van Ness ceased to be a director on December 12, 2012, and Gregory A. Gould, a current member of the Board, serves as Chairman of the Board.

The Transition Agreement provides that, in lieu of any compensation otherwise payable to Mr. Van Ness under the Executive Employment Agreement, dated April 16, 2012, but effective as of August 9, 2011 (the “Employment Agreement”), by and between the Company and Mr. Van Ness, during the period beginning on July 18, 2012 through October 16, 2012 (the “Transition Period”) Mr. Van Ness will be paid a salary equal to $13,890 per month and will continue to receive, during the Transition Period, the fringe benefits, indemnification and miscellaneous business expense benefits provided for in the Employment Agreement. Mr. Van Ness is also entitled to (i) receive a cash severance payment equal to $13,890 per month for 33 months after the end of the Transition Period, (ii) the opportunity to elect the timing of distribution of his account balance in the Company’s 401(k) Plan, (iii) reimbursement for continuing health care insurance coverage under COBRA for nine months, and (iv) all amounts due by the Company to an affiliate of Mr. Van Ness for every month that the Company continued to occupy a portion of the real property owned by an affiliate of Mr. Van Ness located at 110 Crenshaw Lake Road, Lutz, Florida.

The Transition Agreement also provides that: (i)(A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness is amended to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness is amended to provide for (I) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (II) forfeiture of the remaining 750,000 options; and (ii) the Company and Mr. Van Ness agreed that the expiration date of the 25,000 options granted to him on September 22, 2010, is August 8, 2016, although the Company amended the grants to waive the earlier expiration of such options if Mr. Van Ness no longer is in “Continuous Service” with the Company, as that term is defined in the Company’s Stock Incentive Plan.

Pursuant to the terms of the Transition Agreement described above, as of November 30, 2012, the Company has accrued approximately $462,000 in severance liabilities. The Company accrued for the severance to be paid to Mr. Van Ness, as Mr. Van Ness has no significant continuing service obligation to the Company. Additionally, related to the modification of the above stock option awards to Mr. Van Ness, the Company recognized approximately $1,128,000 of stock-based compensation expense during the six months ended November 30, 2012. This amount was determined based on the provisions of the above Transition Agreement, including the impact of the accelerated vesting and forfeitures.

Effective July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Progenics Pharmaceuticals, Inc. (“Progenics”) to acquire from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and United States Food and Drug Administration (“FDA”) regulatory filings. The terms of the Asset Purchase Agreement provide for an initial cash payment at closing of $3,500,000, as well as the following milestone payments and royalties: (i) $2,500,000 at the time of the first dosing in a US Phase III trial or non-US equivalent; (ii) $500,000 upon filing a New Drug Application with the FDA or other non-US equivalent; (iii) $5,500,000 at the time of the first US new drug application approval by the FDA or other non-US approval for the sale of PRO 140; and (iv) royalty payments of up to eleven and one-half percent (11.5%) (comprised of 5% to Progenics and 3.5% and 3% to each of two sub-licensors to Progenics of certain patent estates) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercial sale of PRO 140, in each case determined on a country-by-country basis. The Asset Purchase Agreement also requires the Company to pay a minimum annual license maintenance fee of the greater of $150,000 or the royalty fees paid on certain licensed products. On October 16, 2012, the acquisition of PRO 140 by the Company was closed and the Company paid $3,500,000 in cash.

Note 10 - Acquisitions

As discussed in Note 9 above, the Company consummated an asset purchase on October 16, 2012 and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various liquid forms of the PRO 140 drug product. The Company followed the guidance in Financial Accounting Standards topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets, and not a business. As of November 30, 2012, the Company recorded $3,500,000 of intangible assets and recorded an assumed liability of $150,000 in connection with the Asset Purchase Agreement. The Company has not yet obtained a final valuation for the acquired assets. Any significant differences in the preliminary values assigned to the acquired assets, as recorded at November 30, 2012, may be retrospectively adjusted pending the final third-party valuation. As of the date of this filing, management cannot reasonably estimate the likelihood of paying the milestone payments and royalties, and accordingly, as of November 30, 2012, has not accrued any liabilities related to these contingent payments, as more fully described above in Note 9.

Note 11 - Subsequent Events

On December 10, 2012, a holder of two of the Company’s convertible promissory notes totaling $567,000 in principal exercised his right to convert such notes into 755,999 shares of common stock at a conversion price of $0.75 per share.

On December 12, 2012, the Company’s shareholders approved, at its Annual Meeting, the CytoDyn Inc. 2012 Equity Incentive Plan, which replaces the 2004 Stock Incentive Plan and provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards allowed under the 2012 Plan.

Effective December 28, 2012, the Company settled a disputed balance of approximately $472,000 owed to its previous principal law firm in exchange for a cash payment of $45,000 and 66,116 shares of Company common stock with a value of $80,000 as determined by the closing price of the stock on December 24, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this filing, we make forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “will,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect the company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, regulatory initiatives and compliance with governmental regulations, the ability to raise additional capital, the results of clinical trials for our drug candidates, and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Results of Operations

Results of Operations for the three months ended November 30, 2012 and 2011 are as follows:

For the three months ended November 30, 2012 and 2011, we had no activities that produced revenues from operations.

For the three months ended November 30, 2012, we had a net loss of approximately $1,908,000 compared to a net loss of approximately $1,497,000 for the corresponding period in 2011. For the three months ended November 30, 2012 and 2011, we incurred operating expenses of approximately $1,644,000 and $1,492,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, professional fees, legal fees, research and development and various other operating expenses.

The increase in operating expenses for the three-month period ended November 30, 2012 of $152,000 compared to the three months ended November 30, 2011, related primarily to increases in stock-based compensation and certain other operating expenses, offset by decreases in salary expense, legal fees and accounting fees. We expect our research and development expenses to increase as we prepare to commence human clinical trials on our recently acquired drug candidate PRO 140. The clinical trials will be conducted pursuant to an agreement with Dr. Jeffrey Jacobson at Drexel University College of Medicine and funded by two NIH grants totaling approximately $10.0 million. Our ability to continue to fund our expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with common stock and stock options.

During the three months ended November 30, 2012, the Company realized a gain of approximately $50,000 in connection with a negotiated reduction of a previously accrued professional services agreement.

Interest expense on convertible debt of approximately $305,000 for the three months ended November 30, 2012 is comprised of $48,000 of accrued interest related to the Company’s private placement of $5.6 million in convertible notes issued during the quarter, together with approximately $257,000, which represents amortization of the intrinsic value of the conversion feature associated with the convertible notes.

Results of Operations for the six months ended November 30, 2012 and 2011 are as follows:

For the six months ended November 30, 2012 and 2011, we had no activities that produced revenues from operations.

For the six months ended November 30, 2012, we had a net loss of approximately $4,724,000 compared to a net loss of approximately $2,664,000 for the corresponding period in 2011. For the six months ended November 30, 2012 and 2011, we incurred operating expenses of approximately $4,456,000 and $2,650,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, professional fees, legal fees, research and development and various other operating expenses.

The increase in operating expenses of approximately $1,806,000 for the six-month period ended November 30, 2012 compared to the six months ended November 30, 2011 related primarily to increases in stock-based compensation, salaries and certain other operating expenses. These increases were offset by decreases in accounting fees, legal fees and research and development.

Interest expense on convertible debt of approximately $305,000 for the six months ended November 30, 2012 is comprised of $48,000 of accrued interest related to the Company’s private placement of $5.6 million in convertible notes issued during the quarter, together with approximately $257,000, which represents amortization of the intrinsic value of the conversion feature associated with the convertible notes.

Rescission Liability

We recorded rescission liabilities for November 30, 2012 and May 31, 2012 of $3,096,500 and $3,749,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Note 3 of our consolidated financial statements for further information regarding these rescission liabilities.

Liquidity and Capital Resources

The Company’s cash position for the six months ended November 30, 2012 increased by approximately $1,145,000 as compared to a decrease of approximately $908,000 for the six month period ended November 30, 2011. The $2.0 million improvement in comparative cash flow was primarily due to proceeds of $5.6 million from the Company’s private placement of convertible notes payable reduced, in part, by the $3.5 million acquisition of the PRO 140 technology.

On November 30, 2012, we had negative working capital of approximately $(3,055,000) as compared to a negative working capital of approximately $(4,007,000) on May 31, 2012.

Cash Flows

Net cash used in operating activities was approximately $1,168,000 during the six months ended November 30, 2012, which reflects a decrease of approximately $130,000 from net cash used in operating activities of approximately $1,298,000 for the six months ended November 30, 2011. The change in the net cash used in operating activities for the above periods was primarily attributable to the increase in the net loss, offset by the increase in stock-based compensation.

The increase in cash used in investing activities for the six months ended November 30, 2012 relates to the PRO 140 asset acquisition consummated during the period.

Net cash provided by financing activities of approximately $5,814,000 for the six months ended November 30, 2012 increased approximately $5,424,000 over the comparable six-month period ended November 30, 2011 as a result of proceeds from the issuance of convertible notes and exercise of common stock warrants, offset, in part, by decreases in proceeds from the sale of common stock.

As reported in the accompanying financial statements, for the six months ended November 30, 2012 and 2011, and since October 28, 2003 through November 30, 2012, we incurred net losses of approximately $4,724,000 and $2,664,000 and $27,556,000, respectively. As of November 30, 2012, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes and related party notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities, combined with additional funding from other traditional financing sources.

As previously noted, since October 28, 2003, we have financed our operations largely from the sale of common stock, preferred stock and proceeds from notes payable. From October 28, 2003 through November 30, 2012, we raised cash of approximately $9,945,000 (net of offering costs) through private placements of common and preferred stock and approximately $7,185,000 through the issuance of related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. We have raised approximately $548,000 through the exercise of common stock warrants and options. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares. Accordingly, we intend to continue to finance our operations through the sale of additional shares.

Effective July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Progenics Pharmaceuticals, Inc. (“Progenics”) to acquire from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and United States Food and Drug Administration (“FDA”) regulatory filings. The terms of the Asset Purchase Agreement provide for an initial cash payment at closing of $3,500,000, as well as the following milestone payments and royalties: (i) $2,500,000 at the time of the first dosing in a US Phase III trial or non-US equivalent; (ii) $500,000 upon filing a New Drug Application with the FDA or other non-US equivalent; (iii) $5,500,000 at the time of the first US new drug application approval by the FDA or other non-US approval for the sale of PRO 140; and (iv) royalty payments of up to eleven and one-half percent (11.5%) (comprised of 5% to Progenics and 3.5% and 3% to each of two sub-licensors to Progenics of certain patent estates) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercial sale of PRO 140, in each case determined on a country-by-country basis. The Asset Purchase Agreement also requires the Company to pay a minimum annual license maintenance fee of the greater of $150,000 or the royalty fees paid on certain licensed products. As of October 16, 2012, all closing conditions were satisfied by the Company and Progenics, including, among other matters: (i) Progenics having received all required authorizations, consents and approvals of government authorities; (ii) Progenics having entered into and delivered intellectual property assignments; (iii) the Company and Progenics having entered into a transition services agreement; (iv) the Company having obtained the capital required to consummate the transactions contemplated by the Asset Purchase Agreement; and (v) the Company having completed and been satisfied with its due diligence investigation of PRO 140. On October 16, 2012, the Company, having satisfied the above closing conditions, paid $3,500,000 in cash to Progenics. As of the date of this filing, it is management’s conclusion that the probability of achieving the future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and are therefore not currently accruable. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this report for additional information regarding the Company’s fundraising efforts.

Since October 28, 2003 through November 30, 2012, we have incurred approximately $2,981,000 of research and development costs and approximately $26,751,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2012, we had an accumulated deficit of approximately $29,158,000 and negative working capital of approximately $(3,055,000).

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

Disclosure Controls and Procedures

As of November 30, 2012, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2012 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2012, in connection with and as consideration for their services as members of the Board, the Company issued 1,562 shares of the Company’s common stock valued at $1.60 per share to each of Jordan Naydenov, Ronald Tropp, George Dembow, Anthony Caracciolo, and Gregory Gould. The shares of common stock are fully vested as of November 30, 2012. The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in connection with the issuance of shares to directors.

During the three months ended November 30, 2012, the Company sold a total of $5,648,250 in unsecured convertible notes in a private placement to 12 individuals, two entities and one trust in exchange for cash in an equal amount. Each purchaser of notes is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The notes are convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. In connection with the sale of the notes, warrants for a total of 7,530,676 shares of common stock were issued which are currently exercisable in full and will expire between October 1, 2014 and November 30, 2014. Of the warrants, 3,000,000 shares have an exercise price of $1.50 per share and 4,530,676 shares have an exercise price of $2.00 per share.

We issued and sold the aforementioned convertible notes and warrants without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

Effective January 8, 2013, the Company entered into indemnification agreements (each an “Indemnification Agreement”), in the form attached to this report as Exhibit 10.2, with each of its directors and officers. Under the Indemnification Agreements, the Company has agreed, to the fullest extent permitted by the laws of the State of Colorado, and in accordance with the terms, conditions and limitations set forth in the Indemnification Agreements, to indemnify each of its directors and officers against all judgments, penalties, fines and amounts paid in settlement, and all expenses actually and reasonably incurred, in connection with legal proceedings to which an officer or director is, or is threatened to be, made a party, including, without limitation, a lawsuit, arbitration, administrative hearing or investigation, whether by or in the right of the Company or otherwise. The right to indemnification also extends to actions taken by the director or officer in other capacities in which he is serving at the request of the Company.

Indemnification is not available: (a) if the act or omission by the director or officer was committed in bad faith; (b) if the director or officer did not reasonably believe, in a case of conduct in his official capacity with the Company, that the action was in the best interests of the Company, or, in all other cases, that the action was at least not opposed to the Company’s best interests; (c) if, in a criminal proceeding, the director or officer acted in a manner that he had reasonable cause to believe was unlawful; or (d) if the director or officer actually received an improper personal benefit. Indemnification also generally is not available if the proceeding is by or on behalf of the Company and the director is found to be liable to the Company or if the proceeding is brought by the director against the Company. The Indemnification Agreements put in place specific processes and procedures for indemnification claims and advancement of expenses.

The foregoing description is a summary of the material terms of the Indemnification Agreements and is qualified in its entirety by reference to the form of indemnification agreement filed as Exhibit 10.2 to this report and incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits:

10.1	CytoDyn Inc. 2012 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2012.

10.2	Form of Indemnification Agreement with directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: January 14, 2013	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: January 14, 2013	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

10.1	CytoDyn Inc. 2012 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2012.

10.2	Form of Indemnification Agreement with directors and officers of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.