Form 10-Q
period 2013-02-28
CYTODYN INC
filed 2013-04-12
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On April 1, 2013, there were 30,893,149 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	February 28, 2013	May 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$412,049	$284,991
Prepaid expenses	105,263	65,982
Deferred offering costs	423,486	677,327

Total current assets	940,798	1,028,300
Furniture and equipment, net	—	800
Intangibles	3,500,000	—
Intangibles—Other	38,828	41,735

	$4,479,626	$1,070,835

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$899,869	$831,336
Accrued liabilities	148,900	150,573
Indebtedness to related parties	—	74,493
Accrued interest payable	124,104	40,618
Accrued compensation	413,484	189,249
Stock rescission liability	2,344,000	3,749,000

Total current liabilities	3,930,357	5,035,269
Long-term liabilities
Investor convertible notes payable, net	667,571	—
Notes payable	9,000	9,000

Total liabilities	4,606,928	5,044,269
Shareholders’ equity (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 and 98,900 shares issued and outstanding at February 28, 2013 and May 31, 2012, respectively	363,497	451,993
Common stock, no par value; 100,000,000 shares authorized, 30,745,671 and 28,636,530 outstanding at February 28, 2013 and May 31, 2012, respectively; 30,945,671 and 28,836,530 issued at February 28, 2013 and May 31, 2012, respectively	16,423,954	15,150,261
Additional paid-in capital	16,754,072	8,020,533
Common stock payable	12,500	388,000
Common and preferred stock subject to rescission	(2,344,000)	(3,749,000)
Treasury stock, at cost, 200,000 shares held at February 28, 2013 and May 31, 2012, respectively	(100,000)	(100,000)
Additional paid-in capital – treasury stock	279,952	299,297
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(29,915,365)	(22,832,606)

Total shareholders’ equity (deficit)	(127,302)	(3,973,434)

	$4,479,626	$1,070,835

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		October 28,
	February 28,	February 29,	February 28,	February 29,	2003 through
					February 28,
	2013	2012	2013	2012	2013
Operating expenses:
General and administrative	$1,352,515	$1,073,431	$5,120,807	$2,725,617	$21,582,699
Amortization & depreciation	3,109	391	3,934	1,621	186,796
Research and development	33,370	71,500	254,825	414,139	3,014,320
Legal fees	233,744	269,603	698,974	923,968	3,589,605

Total operating expenses	1,622,738	1,414,925	6,078,540	4,065,345	28,373,420

Operating loss	(1,622,738)	(1,414,925)	(6,078,540)	(4,065,345)	(28,373,420)
Interest income	697	—	1,015	—	2,642
Gain on settlement of accounts payable	322,333	—	372,759	—	710,101
Interest expense:
Amortization of debt discount	(977,258)	—	(1,234,571)	—	(1,234,571)
Interest on debt	(82,141)	(2,922)	(143,422)	(16,692)	(1,020,117)

Loss before income taxes	(2,359,107)	(1,417,847)	(7,082,759)	(4,082,037)	(29,915,365)
Provision for taxes on income	—	—	—	—	—

Net loss	$(2,359,107)	$(1,417,847)	$(7,082,759)	$(4,082,037)	$(29,915,365)

Constructive preferred stock dividends	$—	$—	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$(790)	$(67,293)	$(2,190)	$(67,293)	$(99,483)

Net loss applicable to common shareholders	$(2,359,897)	$(1,485,140)	$(7,084,949)	$(4,149,330)	$(36,014,848)

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.24)	$(0.18)	$(2.33)

Basic and diluted weighted average common shares outstanding	30,229,176	25,448,777	29,670,735	23,331,326	15,441,958

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended		October 28, 2003
	February 28,	February 29,	through
	2013	2012	February 28, 2013
Cash flows from operating activities
Net loss	$(7,082,759)	$(4,082,037)	$(29,915,365)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization & depreciation	3,934	1,621	186,796
Loss on disposal of furniture and equipment	—	2,853	3,146
Amortization of original issue discount	1,234,571	2,063	1,953,836
Gain on settlement of accounts payable	(372,759)	—	(710,101)
Purchased in-process research and development	—	—	274,399
Stock-based compensation	3,025,777	1,362,665	11,603,175
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(39,281)	22,649	(105,263)
(Increase) decrease in other assets	2,907	(28,153)	(38,828)
Increase (decrease) in accounts payable, accrued interest and accrued liabilities	831,545	(166,498)	2,342,777

Net cash used in operating activities	(2,396,065)	(2,884,837)	(14,405,428)

Cash flows from investing activities:
Asset acquisition of intangibles	(3,500,000)	—	(3,500,000)
Furniture and equipment purchases	(3,135)	—	(24,218)

Net cash used in investing activities	(3,503,135)	—	(3,524,218)

Cash flows from financing activities:
Capital contributions by president	—	—	15,748
Proceeds from notes payable to related parties	—	—	705,649
Preferred stock dividends	—	(1,500)	(1,500)
Payments on indebtedness to related parties	(74,492)	(74,492)	(314,482)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	5,908,250	—	6,594,250
Proceeds from the sale of common stock	—	3,386,024	8,966,072
Proceeds from Series B convertible preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	—	—	(1,029,940)
Proceeds from issuance of stock of AITI acquisition	—	—	512,200
Proceeds from issuance of stock of AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants and stock options	192,500	316,900	547,750

Net cash provided by financing activities	6,026,258	3,626,932	18,338,457

Net change in cash	127,058	742,095	408,811
Cash, beginning of period	284,991	1,037,818	3,238

Cash, end of period	$412,049	$1,779,913	$412,049

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$55,731	$4,026	$28,055

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended		October 28, 2003
	February 28,	February 29,	through
	2013	2012	February 28, 2013
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/RexRay business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$567,000	$—	$1,229,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$4,205	$—	$25,161

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$5,908,250	$—	$6,516,516

Common stock issued for preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on settlement of accounts payable	$80,000	$—	$129,000

Preferred and common stock subject to rescission	$1,405,000	$717,000	$2,344,000

Amortization of deferred offering costs related to rescission liability	$253,841	$182,198	$452,938

Common stock issued for Series B convertible preferred stock	$19,000	$835,000	$1,526,484

Series B convertible preferred stock dividends	$2,190	$67,293	$99,483

Accrued salaries related party contributed as capital	$—	$—	$229,500

Stock subscription receivable for options exercised	$—	$—	$63,600

Constructive dividend	$—	$—	$6,000,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2013

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2012 and 2011 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, filed with the Securities and Exchange Commission on August 21, 2012. Operating results for the three and nine months ended February 28, 2013 and February 29, 2012 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2013 and February 29, 2012 and the period October 28, 2003 through February 28, 2013, (b) the financial position at February 28, 2013, and (c) cash flows for the nine month periods ended February 28, 2013 and February 29, 2012 and the period October 28, 2003 through February 28, 2013, have been made.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $7,082,759 for the nine months ended February 28, 2013, has an accumulated deficit of $31,517,277, and a working capital deficit of $2,989,559 as of February 28, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of February 28, 2013 or May 31, 2012. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 28, 2013 and February 29, 2012, and for the period October 28, 2003 through February 28, 2013.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At February 28, 2013 and May 31, 2012, the carrying value of the Company’s financial instruments approximates fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximate the fair value.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $423,000 and $677,000 in deferred offering costs as of February 28, 2013 and May 31, 2012, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the investors described in Note 3 do not pursue their rescission rights and retain their shares. Conversely, if the investors pursue their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 18,038,297 and 8,331,576 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the nine months ended February 28, 2013 and February 29, 2012, respectively, as inclusion would be anti-dilutive for these periods. Additionally as of February 28, 2013, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $5,341,250 of convertible debt can potentially convert into 7,121,667 shares of common stock.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2008.

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

Based on the Company’s ongoing investigation, assuming there are no affirmative defenses or exemptions available to the Company, investors may have up to approximately $6.4 million of federal and state Claims against the Company, as of the date of filing this Form 10-Q. These investor Claims could include approximately $2.3 million of potential state or foreign jurisdiction Claims involving approximately 17 states and five foreign jurisdictions that may not be currently barred by the applicable statute of limitations or state law exemptions from broker-dealer registration requirements and these investors may also have overlapping federal Claims; the remainder could involve investors who do not have state law Claims, but who may have federal rescission or damages rights, if such rights can be proven to exist because of the Company’s failure to disclose contingent liabilities related to the state and foreign jurisdiction Claims. The Company is continuing with its scientific and business plans in the ordinary course of business.

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for February 28, 2013 and May 31, 2012 of $2,344,000 and $3,749,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

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

Note 4 - Convertible Instruments

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at February 28, 2013. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the nine months ended February 28, 2013, the Company issued $5,908,250 of unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. The principal on the Notes is payable in full between October 1, 2015 and January 15, 2016. The Notes bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. Note holders, upon notice to the Company, may elect to convert accrued and unpaid interest into common shares at the rate of $.75 per share. In connection with the sale of the Notes, warrants to purchase a total of 7,877,343 common shares with exercise prices ranging from $1.50 to $2.00 per share were issued to the investors, which are currently exercisable in full and will expire between October 1, 2014 and January 15, 2015. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the grant date. Additionally, at the commitment date, the Company determined that the conversion option related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion option utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion option were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. The respective debt discounts at the commitment dates exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the nine months ended February 28, 2013, activity related to the Notes was as follows:

Face amount of notes	$(5,908,250)
Debt discounts	5,908,250
Amortization of debt discount	1,234,571
Conversions	(567,000)
Carrying value of the notes	$(671,571)

Note 5 - Stock Options and Warrants

The Company has one stock-based equity plan at February 28, 2013. Pursuant to the 2004 Stock Incentive Plan, as amended, which was originally adopted by the Company’s shareholders in 2005, the Company was authorized to issue options to purchase up to 7,600,000 shares of the Company’s common stock. On December 12, 2012, the Company’s shareholders approved, at its Annual

Meeting, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which replaces the 2004 Stock Incentive Plan and provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards allowed under the 2012 Plan. As of February 28, 2013, the Company had 2,876,710 shares available for future stock option grants under the 2012 Plan.

During the nine months ended February 28, 2013, the Company granted a total of 148,290 common stock options to directors with exercise prices ranging from $1.40 to $1.55 per share. With respect to two option awards covering 23,290 shares, approximately one-half of such awards vest in approximately three month from grant date and the balance vest approximately six months from grant date, while 125,000 options vest in quarterly increments over one year and have an expiration date of five years from the date of grant. The average grant date fair value related to these options was $.89 per share.

During the nine months ended February 28, 2013, the Company granted options covering a total of 325,000 shares of common stock to employees with exercise prices ranging from $1.40 to $1.80 per share. With respect to 225,000 options, 50% vested immediately and 50% vest in October 2013, with the options expiring to the extent not exercised three years from the grant date. The remaining options vest annually over three years and expire five years following grant date. The options have an expiration date of three years from the date of grant. The average grant date fair value related to these options was $.90 per share.

During the nine months ended February 28, 2013, the Company granted warrants to purchase a total of 515,000 shares of common stock to consultants with exercise prices ranging from $1.00 to $5.00 per share. The warrants have varying vesting terms, but will all fully vest by April 2013. The expiration dates for the warrants range from September 2014 to October 2015. The average grant date fair value related to these warrants was $.56 per share.

Related to certain settled litigation, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012, the Company granted warrants to purchase 750,000 common shares to consultants at an exercise price of $.25 per share. All compensation expense associated with the warrants was recognized at May 31, 2012. The consultants exercised all the warrants during the nine months ended February 28, 2013.

As discussed in Note 4, the Company issued warrants to purchase 7,877,343 common shares to investors. The grant date fair value of the warrants was $.75 per share.

Net cash proceeds from the exercise of common stock warrants were $192,500 for the nine months ended February 28, 2013.

Compensation expense related to stock options and warrants was approximately $473,000 and $2,827,000, and $367,000 and $1,159,000 for the three and nine months ended February 28, 2013 and February 29, 2012, respectively. The grant date fair value of options and warrants vested during the three and nine month periods ended February 28, 2013 and February 29, 2012 was $378,000 and $8,773,000, and $457,000 and $914,000, respectively. As of February 28, 2013 there was approximately $1,649,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.39 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2012	10,327,664	$1.60	3.20	$2,308,279
Granted	9,615,633	$1.70
Exercised	(755,000)	$0.25
Forfeited/expired/cancelled	(1,150,000)	$2.00
Options and warrants outstanding – February 28, 2013	18,038,297	$1.68	2.02	$1,793,958
Outstanding exercisable – February 28, 2013	16,833,232	$1.67	1.89	$1,793,958

Note 6 - Common Stock and Common Stock Payable Issued for Services

During the three months ended February 28, 2013, the Company was committed to issue 12,500 fully vested shares of common stock at $1.00 per share. During the nine months ended February 28, 2013 the Company issued 24,040 shares of fully vested common shares. The Company recognized approximately $12,500 and $37,500 in stock-based compensation for the three and nine months ended February 28, 2013, respectively, related to these issuances. During the three and nine months ended February 29, 2012, the Company issued 72,500 shares of common stock at $2.80 per share to consultants for services, and recognized $203,000 of stock-based compensation based on the fair market value of the common stock at the commitment date.

During the nine months ended February 28, 2013, the Company issued 60,000 shares of common stock to a consultant at $2.68 per share, which was the fair value at the commitment date, and is being amortized over the requisite service period. During the three and nine months ended February 28, 2012, the Company recognized $-0- and $161,000 in stock-based compensation related to this grant.

Effective December 28, 2012, the Company settled trade payable balances of approximately $447,000 owed to its previous principal law firm in exchange for a cash payment of $45,000 and 66,116 shares of Company common stock with a value of $80,000 as determined by the closing price of the stock on December 24, 2012. The Company recorded a gain on the satisfaction of the payables of approximately $322,000 and $373,000 for the three and nine months ended February 28, 2013, respectively.

Note 7 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 8 - Related Party Transactions

In May, July and September of 2007, the Company issued a total of $150,000 in promissory notes with a stated interest rate of 14% to a director of the Company. The balance was paid in full during the three months ended February 28, 2013.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 9 - Commitments and Contingencies

On July 25, 2012, the Company and Kenneth J. Van Ness entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Van Ness stepped down as the Chairman of the Board, effective immediately. In addition, Mr. Van Ness agreed to step down as the President and CEO of the Company no later than October 16, 2012. Mr. Van Ness ceased to be a director on December 12, 2012, and Gregory A. Gould, a current member of the Board, is serving as Chairman of the Board.

The Transition Agreement provides that, in lieu of any compensation otherwise payable to Mr. Van Ness under the Executive Employment Agreement, dated April 16, 2012, but effective as of August 9, 2011 (the “Employment Agreement”), by and between the Company and Mr. Van Ness, during the period beginning on July 18, 2012 through October 16, 2012 (the “Transition Period”) Mr. Van Ness would be paid a salary equal to $13,890 per month and continue to receive, during the Transition Period, the fringe benefits, indemnification and miscellaneous business expense benefits provided for in the Employment Agreement. Mr. Van Ness is also entitled to (i) receive a cash severance payment equal to $13,890 per month for 33 months after the end of the Transition Period, (ii) the opportunity to elect the timing of distribution of his account balance in the Company’s 401(k) Plan, (iii) reimbursement for continuing health care insurance coverage under COBRA for nine months, and (iv) all amounts due by the Company to an affiliate of Mr. Van Ness for every month that the Company continued to occupy a portion of the real property owned by an affiliate of Mr. Van Ness located at 110 Crenshaw Lake Road, Lutz, Florida.

Under the Transition Agreement: (i)(A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness was amended to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness was amended to provide for (I) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (II) forfeiture of the remaining 750,000 options; and (ii) the Company and Mr. Van Ness agreed that the expiration date of the 25,000 options granted to him on September 22, 2010, is August 8, 2016. The Company also amended the grants to waive the earlier expiration of such options upon Mr. Van Ness’s ceasing to be in “Continuous Service” with the Company, as that term is defined in the Company’s Stock Incentive Plan.

Pursuant to the terms of the Transition Agreement described above, as of February 28, 2013, the Company has accrued approximately $413,000 in severance liabilities. The Company accrued for the severance to be paid to Mr. Van Ness, as Mr. Van Ness has no significant continuing service obligation to the Company. Additionally, related to the modification of the above stock option awards to Mr. Van Ness, the Company recognized approximately $1,128,000 of stock-based compensation expense during the nine months ended February 28, 2013. This amount was determined based on the provisions of the above Transition Agreement, including the impact of the accelerated vesting and forfeitures.

Effective July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Progenics Pharmaceuticals, Inc. (“Progenics”) to acquire from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and United States Food and Drug Administration (“FDA”) regulatory filings. The terms of the Asset Purchase Agreement provide for an initial cash payment at closing of $3,500,000, as well as the following milestone payments and royalties: (i) $2,500,000 at the time of the first dosing in a US Phase III trial or non-US equivalent; (ii) $500,000 upon filing a New Drug Application with the FDA or other non-US equivalent; (iii) $5,500,000 at the time of the first US new drug application approval by the FDA or other non-US approval for the sale of PRO 140; and (iv) royalty payments of up to eleven and one-half percent (11.5%) (comprised of 5% to Progenics and 3.5% and 3% to each of two sub-licensors to Progenics of certain patent estates) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercial sale of PRO 140, in each case determined on a country-by-country basis. The Asset Purchase Agreement requires the Company to pay, among other milestone payments and royalties, a minimum annual license maintenance fee of the greater of $150,000 or the royalty fees paid on certain licensed products. During the three months ended February 28, 2013, the Company paid $150,000 related to the minimum annual license fee. On October 16, 2012, the acquisition of PRO 140 by the Company was closed and the Company paid $3,500,000 in cash.

Note 10 - Acquisitions

As discussed in Note 9 above, the Company consummated an asset purchase on October 16, 2012 and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various liquid forms of the PRO 140 drug product. The Company followed the guidance in Financial Accounting Standards topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 28, 2013, the Company recorded $3,500,000 of intangible assets. The Company has not yet obtained a final valuation for the acquired assets. Any significant differences in the preliminary values assigned to the acquired assets, as recorded at February 28, 2013, may be retrospectively adjusted pending the final third-party valuation. As of the date of this filing, management cannot reasonably estimate the likelihood of paying the milestone payments and royalties, and accordingly, as of February 28, 2013, has not accrued any liabilities related to these contingent payments, as more fully described above in Note 9.

Note 11 - Subsequent Events

Subsequent to February 28, 2013, the Company raised an additional $300,000 in cash through the issuance of convertible notes payable to two individuals, together with warrants to purchase 358,334 shares of common stock, on terms and conditions generally comparable to previously issued convertible notes and warrants.

Subsequent to February 28, 2013, the Company raised an additional $500,000 in cash through the issuance of a one-year promissory note to a director of the Company. The principal of the note is due in cash in a single payment at maturity and bears simple interest at the rate of 15% per annum. The interest is payable in the form of common stock of the Company at a rate of $0.50 per share and is payable semiannually in arrears. The note has no other conversion features and does not include warrants.

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

Results of Operations

Results of Operations for the three months ended February 28, 2013 and February 29, 2012 are as follows:

For the three months ended February 28, 2013 and February 29, 2012, we had no activities that produced revenues from operations.

For the three months ended February 28, 2013, we had a net loss of approximately $2,359,000 compared to a net loss of approximately $1,418,000 for the corresponding period in 2012. For the three months ended February 28, 2013 and February 29, 2012, we incurred operating expenses of approximately $1,623,000 and $1,415,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, professional fees, legal fees, research and development and various other operating expenses.

The increase in operating expenses for the three-month period ended February 28, 2013 of $208,000 compared to the three months ended February 29, 2012, related primarily to increases in incentive and stock-based compensation and certain other operating expenses, offset in part by decreases in consulting fees, legal fees and certain patent renewal fees. We expect our research and development expenses to increase as we prepare to commence human clinical trials on our recently acquired drug candidate PRO 140. The clinical trials will be conducted pursuant to an agreement with Dr. Jeffrey Jacobson at Drexel University College of Medicine and funded directly to Drexel by two NIH grants totaling approximately $10.0 million. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with common stock and stock options.

During the three months ended February 28, 2013, the Company realized a gain of approximately $322,000 in connection with a negotiated reduction of previously accrued legal fees.

Interest expense is comprised of a non-cash charge related to the amortization of debt discount attributable to convertible notes payable and accrued interest payable on outstanding notes. The amortization of debt discount of approximately $977,000 for the three months ended February 28, 2013 represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during the most recent quarter also includes a disproportionate amount owing to the conversion of $567,000 in face value of notes in December 2012. The Company had no convertible notes outstanding during the comparable 2012 period. Interest expense of $82,000 for the three months ended February 28, 2013 was primarily related to the convertible notes outstanding, which bear interest at rates ranging from 5% to 10% per annum.

Results of Operations for the nine months ended February 28, 2013 and February 29, 2012 are as follows:

For the nine months ended February 28, 2013, we had no activities that produced revenues from operations.

For the nine months ended February 28, 2013, we had a net loss of approximately $7,083,000 compared to a net loss of approximately $4,082,000 for the corresponding period in 2012. For the nine months ended February 28, 2013 and February 29, 2012, we incurred operating expenses of approximately $6,079,000 and $4,065,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, professional fees, legal fees, research and development and various other operating expenses.

The increase in operating expenses of approximately $2,014,000 for the nine-month period ended February 28, 2013 compared to the nine months ended February 29, 2012 related primarily to increases in stock-based compensation, salaries, travel, consulting fees and certain other operating expenses. These increases were offset by decreases in accounting fees, legal fees and research and development expenditures.

Interest expense is comprised of a non-cash charge related to the amortization of debt discount attributable to convertible notes payable and accrued interest payable on outstanding notes. The amortization of debt discount of approximately $1,235,000 for the nine months ended February 28, 2013 represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The Company had no convertible notes outstanding during the comparable 2012 nine-month period. Interest expense of approximately $143,000 for the nine months ended February 28, 2013 is principally attributable to the convertible notes payable, which bear interest at rates ranging from 5% to 10% per annum.

Rescission Liability

We recorded rescission liabilities for February 28, 2013 and May 31, 2012 of $2,344,000 and $3,749,000, respectively. These amounts represent the believed potential rescission liability as of the dates presented, including any contingent interest payable to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Note 3 of our consolidated financial statements for further information regarding these rescission liabilities.

Liquidity and Capital Resources

The Company’s cash position for the nine months ended February 28, 2013 increased by approximately $127,000 as compared to an increase of approximately $742,000 for the nine month period ended February 29, 2012.

On February 28, 2013, we had negative working capital of approximately $(2,990,000) as compared to a negative working capital of approximately $(4,007,000) on May 31, 2012.

Cash Flows

Net cash used in operating activities was approximately $2,396,000 during the nine months ended February 28, 2013, which reflects an improvement of approximately $489,000 from net cash used in operating activities of approximately $2,885,000 for the nine months ended February 29, 2012. The change in the net cash used in operating activities for the above periods was primarily attributable to the increase in the net loss, offset by the increase in stock-based compensation, amortization of debt discount and increases in various liabilities.

The increase in cash used in investing activities for the nine months ended February 28, 2013 relates to the PRO 140 asset acquisition consummated in October 2012.

Net cash provided by financing activities of approximately $6,026,000 for the nine months ended February 28, 2013 increased approximately $2,399,000 over the comparable nine-month period ended February 29, 2012 as a result of proceeds from the issuance of convertible notes and exercise of common stock warrants, offset, in part, by decreases in proceeds from the sale of common stock.

As reported in the accompanying financial statements, for the nine months ended February 28, 2013 and February 29, 2012, and since October 28, 2003 through February 28, 2013, we incurred net losses of approximately $7,083,000 and $4,082,000 and $29,915,000, respectively. As of February 28, 2013, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes and related party notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of equity securities, combined with additional funding from other traditional financing sources.

As previously noted, since October 28, 2003, we have financed our operations largely from the sale of common stock, preferred stock and proceeds from notes payable. From October 28, 2003 through February 28, 2013, we raised cash of approximately $10,504,000 (net of offering costs) through private placements of common and preferred stock and approximately $7,445,000 through the issuance of related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. We have raised approximately $548,000 through the exercise of common stock warrants and options. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares. Accordingly, we intend to continue to finance our operations through the sale of additional shares and other securities.

Effective July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Progenics Pharmaceuticals, Inc. (“Progenics”) to acquire from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and United States Food and Drug Administration (“FDA”) regulatory filings. The terms of the Asset Purchase Agreement provide for an initial cash payment at closing of $3,500,000, as well as the following milestone payments and royalties: (i) $2,500,000 at the time of the first dosing in a US Phase III trial or non-US equivalent; (ii) $500,000 upon filing a New Drug Application with the FDA or other non-US equivalent; (iii) $5,500,000 at the time of the first US new drug application approval by the FDA or other non-US approval for the sale of PRO 140; and (iv) royalty payments of up to 11.5% (comprised of 5% to Progenics and 3.5% and 3% to each of two sub-licensors to Progenics of certain patent estates) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercial sale of PRO 140, in each case determined on a country-by-country basis. The Asset Purchase Agreement also requires the Company to pay a minimum annual license maintenance fee of the greater of $150,000 or the royalty fees paid on certain licensed products. As of October 16, 2012, all closing conditions were satisfied by the Company and Progenics, including, among other matters: (i) Progenics having received all required authorizations, consents and approvals of government authorities; (ii) Progenics having entered into and delivered intellectual property assignments; (iii) the Company and Progenics having entered into a transition services agreement; (iv) the Company having obtained the capital required to consummate the transactions contemplated by the Asset Purchase Agreement; and (v) the Company having completed and been satisfied with its due diligence investigation of PRO 140. On October 16, 2012, the Company, having satisfied the above closing conditions, paid $3,500,000 in cash to Progenics. As of the date of this filing, it is management’s conclusion that the probability of achieving the future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and are therefore not currently accruable. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” in this report for additional information regarding the Company’s fundraising efforts.

Since October 28, 2003 through February 28, 2013, we have incurred approximately $3,014,000 of research and development costs and approximately $28,373,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of February 28, 2013, we had an accumulated deficit of approximately $31,517,000 and negative working capital of approximately $(2,990,000).

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

Disclosure Controls and Procedures

As of February 28, 2013, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2013 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 28, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2013, the Company sold a total of $260,000 in unsecured convertible notes in a private placement to two individuals, in exchange for cash in an equal amount. Each purchaser of notes is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The notes are convertible at the election of the holder into common shares at a fixed conversion price of $.75 per share. In connection with the sale of the notes, warrants for a total of 346,667 shares of common stock were issued which are currently exercisable in full and will expire between December 31, 2014 and January 15, 2015. The warrants have an exercise price of $2.00 per share.

During the three months ended February 28, 2013, the Company issued 66,116 shares of fully vested common stock at $1.21 per share in satisfaction of certain accounts payables.

During the three months ended February 28, 2013, the Company issued 756,000 shares of common stock at a conversion price of $.75 per share related to the conversion of $567,000 of convertible notes. Related to these notes, the Company issued 5,604 shares of common stock upon the conversion of accrued interest on the notes.

During the three months ended February 28, 2013, the Company issued 10,000 shares of common stock related to the conversion of preferred stock, and issued 1,580 shares of common stock in payment of accrued dividends on the preferred stock.

The Company issued and sold the convertible notes and warrants and issued the common stock described above without registration pursuant to Section 4(2) of the Securities Act and, other than the 66,116 shares of common stock referred to above, pursuant to Rule 506 promulgated thereunder.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

4.1	Form of Convertible Promissory Note bearing interest at 10% per annum with related common stock warrant.

4.2	Form of Convertible Promissory Note bearing interest at 5% per annum with related common stock warrant.

10.1	Convertible Promissory Note dated October 16, 2012, in the principal amount of $1,000,000 issued to Jordan Naydenov, together with a related common stock warrant to purchase 1,333,333 shares.

31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 12, 2013	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 12, 2013	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

4.1	Form of Convertible Promissory Note bearing interest at 10% per annual with related common stock warrant.

4.2	Form of Convertible Promissory Note bearing interest at 5% per annum with related common stock warrant.

10.1	Convertible Promissory Note dated October 16, 2012, in the principal amount of $1,000,000 issued to Jordan Naydenov, together with a related common stock warrant to purchase 1,333,333 shares.

31.1	Rule 13a-14(a)/15d-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a)/15d-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.