Form 10-Q
period 2013-08-31
CYTODYN INC
filed 2013-10-15
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1933

For the transition period from                      to

Commission File Number: 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Colorado	75-3056237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

1111 Main Street, Suite 660 Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non- accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐     No  ☒

On September 30, 2013 there were 39,629,187 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2013	May 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$676,470	$603,681
Prepaid expenses	141,030	139,849
Deferred offering costs	196,929	96,930

Total current assets	1,014,429	840,460
Furniture and equipment, net	2,151	—
Deferred offering costs	200,138	—
Intangibles, net	3,229,739	3,317,239

	$4,446,457	$4,157,699

Liabilities and Shareholders’ (Deficit)
Current liabilities:
Accounts payable	$933,852	$1,111,285
Accrued liabilities	428,051	321,884
Accrued salaries and severance	317,782	364,698
Accrued interest payable	127,950	56,884
Indebtedness to related parties	509,000	509,000
Convertible notes payable, net	670,093	328,347
Stock rescission liability	536,500	536,500

Total current liabilities	3,523,228	3,228,598
Long-term liabilities
Convertible notes payable, net	1,343,668	1,153,017

Total liabilities	4,866,896	4,381,615
Shareholders’ (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 shares issued and outstanding at August 31, 2013 and May 31, 2013	274,091	274,091
Common stock, no par value; 100,000,000 shares authorized, 32,040,935 and 30,798,150 outstanding at August 31, 2013 and May 31, 2013, respectively; 32,240,935 and 30,998,150 issued at August 31, 2013 and May 31, 2013, respectively	17,176,886	16,244,673
Common stock payable	136,682	117,778
Additional paid-in capital	18,949,707	17,523,796
Common and preferred stock subject to rescission	(536,500)	(536,500)
Treasury stock, at cost, 200,000 shares held at August 31, 2013 and May 31, 2013, respectively	(100,000)	(100,000)
Additional paid-in capital – treasury stock	255,065	255,065
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Deficit accumulated during development stage	(34,974,458)	(32,400,907)

Total shareholders’ (deficit)	(420,439)	(223,916)

	$4,446,457	$4,157,699

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		October 28, 2003 through August 31, 2013

	August 31, 2013	August 31, 2012
Operating expenses:
General and administrative	$597,269	$2,500,623	$23,264,026
Amortization & depreciation	87,696	391	493,242
Research and development	158,587	60,455	3,537,920
Legal fees	157,389	250,804	3,994,050

Total operating expenses	1,000,941	2,812,273	31,289,238

Operating loss	(1,000,941)	(2,812,273)	(31,289,238)
Interest income	185	—	2,979
Gain on settlement of accounts payable	8,405	—	718,506
Interest expense:
Amortization of discount on convertible debt	(1,452,397)	—	(3,892,939)
Amortization of debt issuance costs	(20,000)	—	(20,000)
Interest on notes payable	(108,803)	(2,893)	(493,766)

Loss before income taxes	(2,573,551)	(2,815,166)	(34,974,458)
Provision for taxes on income	—	—	—

Net loss	(2,573,551)	(2,815,166)	$(34,974,458)

Constructive preferred stock dividends	—	—	$(6,000,000)

Convertible preferred stock dividends	—	(1,400)	$(99,483)

Net loss applicable to common shareholders	$(2,573,551)	$(2,816,566)	$(41,073,941)

Basic and diluted loss per share	$(.08)	$(.10)	$(2.53)

Basic and diluted weighted average common shares outstanding	31,170,919	28,931,219	16,236,191

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		October 28, 2003 through August 31, 2013
	August 31,	August 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,573,551)	$(2,815,166)	$(34,974,458)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization & depreciation	87,696	391	493,242
Loss on disposal of furniture and equipment	—	—	2,560
Amortization of debt issuance costs	20,000	—	20,000
Amortization of discount on convertible debt	1,452,397	—	3,875,278
Gain on settlement of accounts payable	(8,405)	—	(718,506)
Purchased in-process research and development	—	—	274,399
Stock-based compensation	225,911	1,777,620	12,393,906
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(1,181)	7,387	(141,030)
(Increase) decrease in other assets	—	2,167	—
Increase (decrease) in accounts payable, accrued salaries, accrued interest and accrued liabilities	(7,592)	616,571	2,567,587

Net cash used in operating activities	(804,725)	(411,030)	(16,207,022)

Cash flows from investing activities:
Asset acquisition of intangibles	—	—	(3,500,000)
Furniture and equipment purchases	(2,347)	(291)	(26,565)

Net cash used in investing activities	(2,347)	(291)	(3,526,565)

Cash flows from financing activities:
Capital contributions by president	—	—	15,748
Proceeds from notes payable to related parties	—	—	1,205,649
Preferred stock dividends	—	—	(1,500)
Payments on indebtedness to related parties	—	—	(314,482)
Proceeds from notes payable issued to individuals	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from convertible notes payable	1,200,000	—	8,474,250
Proceeds from the sale of common stock	—	—	8,966,072
Proceeds from Series B convertible preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Deferred offering costs	(320,139)	—	(1,350,078)
Proceeds from issuance of stock in AITI acquisition	—	—	512,200
Proceeds from issuance of stock in AGTI acquisition	—	—	100,000
Proceeds from exercise of warrants and stock options	—	192,500	556,250

Net cash provided by financing activities	879,861	192,500	20,406,819

Net change in cash	72,789	(218,821)	673,232
Cash, beginning of period	603,681	284,991	3,238

Cash, end of period	$676,470	$66,170	$676,470

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$26,619	$634	$278,100

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended		October 28, 2003 through August 31, 2013
	August 31,	August 31,
	2013	2012
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/RexRay business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	—	$5,000

Common stock issued for convertible debt	$920,000	$—	$2,149,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued for accrued interest payable	$31,118	$—	$56,279

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$1,200,000	$—	$8,162,768

Common stock issued for preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on settlement of accounts payable	$—	$—	$129,000

Preferred and common stock subject to rescission	$—	$—	$536,500

Amortization of deferred offering costs related to rescission liability	$—	$—	$779,495

Accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Common stock issued for Series B convertible preferred stock	$—	$14,000	$1,526,484

Series B convertible preferred stock dividends	$—	$1,400	$99,483

Accrued salaries for related party contributed as capital	$—	$—	$229,500

Reversal of accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Constructive dividend	$—	$—	$6,000,000

Common stock issued for common stock payable	$—	$388,000	$388,000

Prepaid stock services	$—	$160,800	$160,800

Common shares issued from escrow liability	$—	$—	$1,425,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2013

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2013 and 2012 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on August 29, 2013. Operating results for the three months ended August 31, 2013 and August 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2013 and August 31, 2012 and the period October 28, 2003 through August 31, 2013, (b) the financial position at August 31, 2013, and (c) cash flows for the three month periods ended August 31, 2013 and August 31, 2012 and the period October 28, 2003 through August 31, 2013, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2013 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ (deficit), or net loss.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $2,573,551 for the three months ended August 31, 2013, and has an accumulated deficit of $36,576,370 and a working capital deficit of $2,508,799 as of August 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

The Company considers all highly liquid debt instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents as of August 31, 2013 or May 31, 2013. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three months ended August 31, 2013 and August 31, 2012, and for the period October 28, 2003 through August 31, 2013.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At August 31, 2013 and May 31, 2013, the carrying value of the Company’s financial instruments approximates fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximate the fair value.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $97,000 in deferred offering costs as of August 31, 2013 and May 31, 2013, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the investors described in Note 3 do not assert their rescission rights and retain their shares. Conversely, if the investors assert their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

During the three months ended August 31, 2013, the Company incurred $120,000 in direct costs associated with the issuance of convertible notes as described at Note 4, and recorded $20,000 in amortization expense for the three months ended August 31, 2013. The debt issuance costs of $100,000 as of August 31, 2013 are included as a current asset as a component of deferred offering costs, and are being amortized over the life of the convertible notes.

During the three months ended August 31, 2013, the Company incurred approximately $200,000 in direct incremental costs associated with sale of the equity securities as described in Note 10. The deferred offering costs are included as a long-term asset as of August 31, 2013, and will be recorded as a component of equity in the period the proceeds are received.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 18,866,510 and 9,697,664 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2013 and August 31, 2012, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of August 31, 2013, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $6,301,250 of convertible debt can potentially convert into 8,725,769 shares of common stock.

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Future tax benefits for net operating loss carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Note 3 - Rescission Liabilities

The Company’s board of directors (the “Board”) was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report on Form 8-K disclosing its receipt of an SEC letter of inquiry and request for voluntary assistance in discovering information related to the Liability Disclosure. By letter dated January 3, 2012, the Division of Enforcement of the Securities and Exchange Commission notified the Company that the SEC had completed its informal investigation of the Company and had recommended no enforcement action be taken against the Company, or its officers, directors, or employees.

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

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for August 31, 2013 and May 31, 2013 of $536,500 and $536,500, respectively. These amounts represent the believed remaining potential rescission liability as of the dates presented, including any contingent interest payable to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the application of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for investments during the period April 15, 2008 to February 18, 2011, but did not pursue any such methods.

Note 4 - Convertible Instruments

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at August 31, 2013. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the periods ended August 31, 2013 and May 31, 2013, the Company issued $1,200,000 and $6,588,250, respectively, of unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible, at the election of the holder, at any time into common shares at a fixed conversion price of the principal balance at August 31, 2013, $4,721,250 is convertible at $.75 per share, and $1,580,000 is convertible at $.65 per share. The Notes are payable in full between November 30, 2013 and March 6, 2016. The Notes bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. In connection with the sale of the Notes, detachable common stock warrants, with terms of two or three years, were issued to the investors to purchase a total of 9,451,056 common shares at exercise prices ranging from $.50 to $2.00 per share. The warrants are currently exercisable in full. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the commitment date. Additionally, at the commitment date, the Company determined that the conversion option related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion option utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion option were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. The respective debt discounts, at the commitment dates, exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the three months ended August 31, 2013 and 2012, the Company recognized approximately $1,452,000 and $ -0- in expense related to amortization of the debt discount. For the period October 28, 2003 through August 31, 2013, the Company recognized approximately $3,156,000 in expense related to amortization of the debt discount. The unamortized discounts are fully amortized upon the conversion of the Notes before maturity. Activity related to the Notes was as follows:

	August 31, 2013	May 31, 2013
Face amount of Notes	$7,221,250	$6,588,250

Unamortized discount	(4,287,489)	(4,539,886)
Conversions	(920,000)	(567,000)

Total carrying value of Notes	2,013,761	1,481,364
Short-term portion of Notes	(670,093)	(328,347)

Long-term portion of Notes	$1,343,668	$1,153,017

Note 5 - Stock Options and Warrants

The Company has one active stock-based equity plan at August 31, 2013. Pursuant to the 2004 Stock Incentive Plan, as amended, which was approved by the Company’s shareholders in 2005, the Company was authorized to grant options to purchase up to 7,600,000 shares of the Company’s common stock. On December 12, 2012, the Company’s shareholders approved, at its Annual

Meeting, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which replaces the 2004 Stock Incentive Plan and provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards allowed under the 2012 Plan. As of August 31, 2013, the Company had 1,776,710 shares available for future stock-based grants under the 2012 Plan.

During the three months ended August 31, 2013, the Company granted options to purchase a total of 200,000 shares of common stock to directors with an exercise price of $.80 per share. These option awards vest at 25% per quarter over one year. The grant date fair value related to these options was $.47 per share.

During the three months ended August 31, 2013, the Company issued common stock warrants exercisable for three years to investors in certain convertible notes to purchase a total of 923,072 shares at a price of $0.50 per share. The warrants were issued in connection with the sale of $1,200,000 in convertible promissory notes effective July 31, 2013 (the “July Notes”) (see Note 4). Until October 1, 2013, each holder of a July Note had the right to convert the principal amount of the July Note plus accrued but unpaid interest into Units consisting of two shares of common stock plus a warrant to purchase one share of common stock. Each Unit is valued at $1.30 for purposes of this conversion right. Each Unit warrant issued upon conversion will have an exercise price of $0.75 per share and a five-year term.

Compensation expense related to stock options and warrants was approximately $226,000 and $1,612,000, for the three months ended August 31, 2013 and August 31, 2012, respectively. The grant date fair value of options and warrants vested during the three month periods ended August 31, 2013 and August 31, 2012 was $1,115,000 and $2,092,000, respectively. As of August 31, 2013, there was approximately $1,615,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.32 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2013	18,146,938	$1.65	1.86	$140,321
Granted	1,123,072	$.55
Exercised	—	$—
Forfeited/expired/cancelled	(403,500)	$1.41
Options and warrants outstanding – August 31, 2013	18,866,510	$1.59	1.77	$417,243
Outstanding exercisable – August 31, 2013	17,104,010	$1.62	1.57	$417,243

Note 6 - Common Stock and Common Stock Payable Issued for Services

During the three months ended August 31, 2013 and 2012, the Company recognized approximately $-0- and $12,000 in stock compensation expense related to common stock issued to directors for past services. During the three months ended August 31, 2013 and 2012, the Company recognized approximately $-0- and $153,000 in stock compensation expense related to common stock issued to consultants.

Note 7 - Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 8 - Related Party Transactions

As of August 31, 2013, the Company has a note payable to a director of the Company for $500,000. The note is included in indebtedness to related parties on the consolidated balance sheet as of August 31, 2013. The note bears interest at an annual rate of 15%, and principal and interest are payable in full at the April 11, 2014 maturity date. Interest is payable in the form of shares of common stock not to exceed 150,000 shares at a fixed price of $.50 per share. For the three months ended August 31, 2013, the Company has recorded approximately $19,000 in common stock payable and interest expense, respectively.

During the year ended May 31, 2013, the Company issued a convertible note (see Note 4) to the above director. The note has a face value of $1,000,000, and interest is payable at a rate of 5% in cash semi-annually in arrears beginning on April 1, 2013. The principal of the note is payable in full at the October 16, 2015 maturity date. The note is convertible into common shares at a fixed conversion price of $.75 per share at any time at the election of the holder of the note. In conjunction with the note, the Company issued 1,333,333 detachable common stock warrants at an exercise price of $2.00 per share. The warrants expire on October 16, 2014. The Company recorded debt discounts related to the fair value of the warrants and the intrinsic value of the beneficial conversion feature at the commitment date of the note. As of August 31, 2013, the carrying value of this convertible note was approximately $291,000, which is included in convertible notes payable, net in long-term liabilities on the consolidated balance sheet. During the three months ended August 31, 2013, the Company recognized approximately $84,000 in interest expense related to the amortization of the above discounts.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 9 - Commitments and Contingencies

On July 25, 2012, the Company and Kenneth J. Van Ness entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Van Ness stepped down as Chairman of the Board, effective immediately, and as President and CEO of the Company on September 10, 2012. Mr. Van Ness ceased to be a director on December 12, 2012.

The Transition Agreement provides that, in lieu of any compensation otherwise payable to Mr. Van Ness under his Executive Employment Agreement, (the “Employment Agreement”) with the Company, during the period beginning on July 18, 2012 through October 16, 2012 (the “Transition Period”), Mr. Van Ness would be paid a salary equal to $13,890 per month and continue to receive the fringe benefits, indemnification and miscellaneous business expense benefits provided for in the Employment Agreement. Mr. Van Ness is also entitled to (i) receive a cash severance payment equal to $13,890 per month for 33 months following the Transition Period, (ii) the opportunity to elect the timing of distribution of his account balance in the Company’s 401(k) Plan, and (iii) reimbursement for continuing health care insurance coverage under COBRA for nine months.

The Transition Agreement also amended (A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness to provide for (i) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (ii) forfeiture of the remaining 750,000 options. In addition, the expiration date of the 25,000 options granted to Mr. Van Ness on September 22, 2010, as well as the options described above, is August 8, 2016.

Pursuant to the terms of the Transition Agreement described above, as of August 31, 2013, the Company has accrued approximately $318,000 in severance liabilities. The Company accrued for the severance payable to Mr. Van Ness, as he has no significant continuing service obligation to the Company.

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated July 22, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”), the Company acquired from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug Administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid $3,500,000 in cash to Progenics to close the acquisition transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase III trial or non-U.S. equivalent; (ii) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by-country basis. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to us in the PRO 140 transaction, pursuant to which we must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase III clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. Such amount remains due for calendar year 2013 and the failure to pay such amount gives rise to a termination right after notice and an opportunity to cure.

Note 10 - Subsequent Events

On September 5, 2013, the Company’s board of directors granted a stock option to purchase a total of 305,000 shares of common stock at an exercise price of $.75 per share to the principal of an Austrian investor relations firm the Company has retained to provide investor relations services in Europe. The option, which will terminate on September 4, 2018, vested as to 50,000 shares on the date of issuance and will vest at the monthly rate of 15,000 shares for each month during which the consulting agreement is in place. The consulting agreement, which has a term of 18 months, may be terminated for any reason after six months.

Subsequent to quarter end, the “Company” has thus far completed the private sale of 5,300,773 units (“Units”) at a purchase price of $1.30 per Unit for total gross sale proceeds of $6,911,024 in a private placement to 91 purchasers. The Company will issue two shares of its common stock, or a total of 10,601,546 shares, plus a warrant to purchase one additional share of common stock, or a total of 5,300,773 shares subject to Unit warrants, for each Unit sold. Unit warrants are exercisable at an exercise price of $.75 per share and will expire five years after issuance.

Subsequent to quarter end, six holders of six-month term convertible notes with principal totaling $850,000 elected to convert the aggregate principal plus accrued interest into Units pursuant to the Company’s ongoing private placement. In addition, one holder in principal amount of 250,000 exercised his right for repayment.

Subsequent to quarter end, two holders of six-month term convertible notes (see Note 4) with principal totaling $380,000 converted the aggregate principal amount, plus accrued but unpaid interest totaling $6,351, into common stock at a conversion price of $.65 per share, resulting in the issuance of a total of 594,384 shares. In addition, such holders received warrants to purchase 292,307 shares of common stock at an exercise price of $.75 per share which will expire five years after issuance.

Subsequent to quarter end, the holder of a three-year term convertible note (see Note 4) with principal totaling $200,000 converted the aggregate principal amount into common stock at a conversion price of $.75 per share, resulting in the issuance of 266,666 shares. At the time of the conversion, there was no accrued but unpaid interest.

Subsequent to quarter end and effective October 4, 2013, the holder of $9,000 in principal amount of Notes converted the aggregate principal amount, plus accrued interest totaling $884, into common stock at a conversion price of $.45 per share, resulting in the issuance of a total of 21,964 shares.

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

Results of Operations

Results of Operations for the three months ended August 31, 2013 and 2012 are as follows:

For the three months ended August 31, 2013 and August 31, 2012, we had no activities that produced revenues from operations.

For the three months ended August 31, 2013, we had a net loss of approximately $2,574,000 compared to a net loss of approximately $2,815,000 for the corresponding period in 2012. For the three months ended August 31, 2013 and August 31, 2012, we incurred operating expenses of approximately $1,001,000 and $2,812,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, amortization of patents, professional fees, legal fees, research and development and various other operating expenses.

The decrease in operating expenses for the three-month period ended August 31, 2013 of $1,811,000 compared to the three months ended August 31, 2012, related primarily to decreases in incentive and stock-based compensation, salaries and benefits, and legal expenses, offset in part by increases in patent amortization and research and development expenses. We expect our research and development expenses to increase as we prepare to commence human clinical trials with our drug candidate PRO 140. The clinical trials will be conducted pursuant to an agreement with Dr. Jeffrey Jacobson at Drexel University College of Medicine and funded directly by two NIH grants to Drexel totaling approximately $8.4 million. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with common stock and stock options.

Interest expense is comprised of a non-cash charge related to the amortization of debt discount attributable to convertible notes payable and accrued interest payable on outstanding notes. The amortization of debt discount of approximately $1,452,000 for the three months ended August 31, 2013 represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during the most recent quarter also includes a disproportionate amount attributable to the conversion of $920,000 in face value of notes during the period. The Company had no convertible notes outstanding during the comparable 2012 period. Interest expense of approximately $108,000 for the three months ended August 31, 2013 was primarily related to the convertible notes outstanding, which bear interest at rates ranging from 5% to 10% per annum, and $500,000 in related party notes that bear interest at 15% per annum.

The future trends in all of our expenses will be driven, in part, by the future outcomes of the clinical trials and the correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock, which would reduce future cash interest expense, and accelerate non-cash amortization of the debt discounts associated with the convertible notes. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2013.

Liquidity and Capital Resources

The Company’s cash position for the three months ended August 31, 2013 increased to approximately $676,000 as compared to approximately $604,000 as of May 31, 2013.

On August 31, 2013, we had negative working capital of approximately $(2,509,000) as compared to a negative working capital of approximately $(2,388,000) on May 31, 2013.

Cash Flows

Net cash used in operating activities totaled approximately $805,000 during the three months ended August 31, 2013, which reflects an increase of approximately $394,000 from net cash used in operating activities of approximately $411,000 for the three months ended August 31, 2012. The increase in the net cash used in operating activities was primarily attributable to the increase in the amortization of the debt discount offset by the decrease in stock-based compensation and current liabilities.

Net cash provided by financing activities of approximately $880,000 for the three months ended August 31, 2013 increased approximately $687,000 over the comparable three-month period ended August 31, 2012 as a result of proceeds from the issuance of short-term convertible notes, offset, in part, by decreases in proceeds from the exercise of warrants and stock options.

As reported in the accompanying financial statements, for the three months ended August 31, 2013 and August 31, 2012, and since October 28, 2003 through August 31, 2013, we incurred net losses of approximately $2,574,000 and $2,815,000 and $34,974,000, respectively. As of August 31, 2013, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes and related party notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources.

As previously noted, since October 28, 2003, we have financed our operations largely from the sale of common stock, preferred stock and proceeds from notes payable. From October 28, 2003 through August 31, 2013, we raised cash of approximately $10,184,000 (net of offering costs) through private placements of common and preferred stock and approximately $9,680,000 through the issuance of related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. We have raised approximately $556,000 through the exercise of common stock warrants and options. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares.

As of the date of this filing, it is management’s conclusion that the probability of achieving the future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and therefore are not currently accruable.

Since October 28, 2003 through August 31, 2013, we have incurred approximately $3,538,000 of research and development costs and approximately $31,289,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of August 31, 2013, we had an accumulated deficit of approximately $36,576,000 and negative working capital of approximately $(2,509,000).

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

Disclosure Controls and Procedures

As of August 31, 2013, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2013 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in our Annual Report on Form 10-K filed with the SEC on August 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 15, 2013	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: October 15, 2013	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and
Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.