Form 10-Q
period 2013-11-30
CYTODYN INC
filed 2014-01-13
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

(Registrant’s telephone number, including area code) (360) 980-8524

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On December 31, 2013 there were 55,336,021 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	November 30, 2013	May 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$10,132,520	$603,681
Prepaid expenses	257,507	139,849
Deferred debt issuance cost	3,332	—
Deferred offering costs	96,929	96,930

Total current assets	10,490,288	840,460
Furniture and equipment, net	10,598	—
Intangibles, net	3,142,239	3,317,239

	$13,643,125	$4,157,699

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$814,751	$1,111,285
Accrued liabilities	46,341	321,884
Accrued salaries and severance	276,112	364,698
Accrued interest payable	49,189	56,884
Indebtedness to related parties	500,000	509,000
Convertible notes payable, net	294,094	328,347
Stock rescission liability	536,500	536,500

Total current liabilities	2,516,987	3,228,598
Long-term liabilities
Convertible notes payable, net	1,634,670	1,153,017

Total liabilities	4,151,657	4,381,615
Shareholders’ equity (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 shares issued and outstanding at November 30, 2013 and May 31, 2013, respectively	274,091	274,091
Common stock, no par value; 100,000,000 shares authorized, 55,336,021 and 30,798,150 outstanding at November 30, 2013 and May 31, 2013, respectively; 55,536,021 and 30,998,150 issued at November 30, 2013 and May 31, 2013, respectively	30,311,420	16,244,673
Common stock payable	47,880	117,778
Additional paid-in capital	19,403,477	17,523,796
Common and preferred stock subject to rescission	(536,500)	(536,500)
Treasury stock, at cost, 200,000 shares held at November 30, 2013 and May 31, 2013, respectively	(100,000)	(100,000)
Additional paid-in capital – treasury stock	255,065	255,065
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(38,562,054)	(32,400,907)

Total shareholders’ equity (deficit)	9,491,467	(223,916)

	$13,643,125	$4,157,699

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,		Six months ended November 30,		October 28, 2003 through November 30, 2013

	2013	2012	2013	2012
Operating expenses:
General and administrative	$772,809	$1,267,669	$1,339,478	$3,768,292	$24,036,835
Amortization & depreciation	87,924	434	175,620	825	581,166
Research and development	542,765	161,000	731,952	221,455	4,080,685
Legal fees	197,425	214,426	354,814	465,230	4,191,475

Total operating expenses	1,600,923	1,643,529	2,601,864	4,455,802	32,890,161

Operating loss	(1,600,923)	(1,643,529)	(2,601,864)	(4,455,802)	(32,890,161)
Interest income	2,209	—	2,394	—	5,188
Gain on settlement of accounts payable	5,541	50,426	13,946	50,426	724,047
Interest expense:
Amortization of discount on convertible debt	(1,595,004)	(257,313)	(3,047,401)	(257,313)	(5,487,943)
Amortization of debt issuance costs	(96,668)	—	(116,668)	—	(116,668)
Interest on debt	(302,748)	(58,070)	(411,551)	(60,963)	(796,517)

Loss before income taxes	(3,587,593)	(1,908,486)	(6,161,144)	(4,723,652)	(38,562,054)
Provision for taxes on income	—	—	—	—	—

Net loss	$(3,587,593)	$(1,908,486)	$(6,161,144)	$(4,723,652)	$(38,562,054)

Constructive preferred stock dividends	—	—	—	—	$(6,000,000)

Convertible preferred stock dividends	—	—	—	$(1,400)	$(99,483)

Net loss applicable to common shareholders	$(3,587,593)	$(1,908,486)	$(6,161,144)	$(4,725,052)	$(44,661,537)

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.16)	$(0.16)	$(2.64)

Basic and diluted weighted average common shares outstanding	44,982,452	29,866,073	38,038,949	29,396,092	16,945,879

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,		October 28, 2003 through November 30, 2013

	2013	2012
Cash flows from operating activities
Net loss	$(6,161,144)	$(4,723,652)	$(38,562,054)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization & depreciation	175,620	825	581,166
Loss on disposal of furniture and equipment	—	—	2,560
Amortization of discount on convertible debt	3,047,401	257,303	5,470,282
Amortization of debt issuance costs	116,668	—	116,668
Gain on settlement of accounts payable	(13,946)	(50,426)	(724,047)
Interest expense associated with conversion inducement	193,160	—	193,160
Purchased in-process research and development	—	—	274,399
Stock-based compensation	486,516	2,540,164	12,654,511
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(117,658)	31,944	(257,507)
Decrease in other assets	—	2,808	—
(Decrease) increase in accounts payable, accrued salaries, accrued interest and accrued liabilities	(625,165)	772,938	1,950,018

Net cash used in operating activities	(2,898,548)	(1,168,096)	(18,300,844)

Cash flows from investing activities:
Asset acquisition of intangibles	—	(3,500,000)	(3,500,000)
Furniture and equipment purchases	(11,217)	(1,097)	(35,435)

Net cash used in investing activities	(11,217)	(3,501,097)	(3,535,435)

Cash flows from financing activities:
Capital contributions by president	—	—	15,748
Proceeds from notes payable to related parties	—	—	1,205,649
Preferred stock dividends	—	—	(1,500)
Payments on indebtedness to related parties	—	(26,892)	(314,482)
Proceeds from issuance of convertible notes payable	1,200,000	5,648,250	8,474,250
Payments on convertible notes payable	(250,000)	—	(250,000)
Proceeds from sale of common stock	13,642,667	—	22,608,739
Proceeds from Series B convertible preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Payment of offering costs	(2,204,063)	—	(3,234,003)
Proceeds from issuance of stock in AITI acquisition	—	—	512,200
Proceeds from issuance of stock in AGTI acquisition	—	—	100,000
Proceeds from notes payable related to individual	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from exercise of warrants	50,000	192,500	606,250

Net cash provided by financing activities	12,438,604	5,813,858	31,965,561

Net change in cash	9,528,839	1,144,665	10,129,282
Cash, beginning of period	603,681	284,991	3,238

Cash, end of period	$10,132,520	$1,429,656	$10,132,520

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$278,493	$48,664	$529,974

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,		October 28, 2003 through November 30, 2013

	2013	2012
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/RexRay business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$2,359,000	$—	$3,588,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued or to be issued for accrued interest payable	$74,338	$—	$99,499

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$1,200,000	$5,648,250	$8,162,768

Common stock issued for Series A preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on payment of accounts payable	$—	$—	$129,000

Preferred and common stock subject to rescission	$—	$652,500	$536,500

Amortization of deferred offering costs related to rescission liability	$—	$117,887	$779,495

Accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Common stock issued for Series B convertible preferred stock	$—	$14,000	$1,526,484

Series B convertible preferred stock dividends	$—	$1,400	$99,483

Accrued salaries for related party contributed as capital	$—	$—	$229,500

Reversal of accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Constructive dividend on Series B convertible preferred stock	$—	$—	$6,000,000

Common stock issued for common stock payable	$—	$—	$388,000

Prepaid stock services	$—	$—	$160,800

Common shares issued from escrow	$—	$—	$1,425,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

(UNAUDITED)

Note 1 - Organization

CytoDyn Inc. (the “Company”) was incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (“RexRay”). In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, the Company acquired assets related to one of the Company’s drug candidates, Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering six United States patents, along with foreign counterpart patents, which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2013 and 2012 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on August 29, 2013. Operating results for the three and six months ended November 30, 2013 and November 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended November 30, 2013 and November 30, 2012 and the period October 28, 2003 through November 30, 2013, (b) the financial position at November 30, 2013, and (c) cash flows for the six month periods ended November 30, 2013 and November 30, 2012 and the period October 28, 2003 through November 30, 2013, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2013 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity(deficit), or net loss.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with losses for all periods presented. The Company incurred a net loss of $6,161,144 for the six months ended November 30, 2013, and has an accumulated deficit of $40,163,966 and working capital of $7,973,301 as of November 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid debt instruments with original maturities of six months or less when acquired to be cash equivalents. The Company had no cash equivalents as of November 30, 2013 or May 31, 2013. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of, if any, are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and six months ended November 30, 2013 and November 30, 2012, and for the period October 28, 2003 through November 30, 2013.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At November 30, 2013 and May 31, 2013, the carrying value of the Company’s financial instruments approximates fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximate the fair value less the applicable discount arising from the beneficial conversion feature and the value of attached warrants, as required by U.S. GAAP.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $97,000 in deferred offering costs as of November 30, 2013 and May 31, 2013, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the investors described in Note 3 do not assert their rescission rights and retain their shares. Conversely, if the investors assert their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

During the six months ended November 30, 2013, the Company incurred $120,000 in direct costs associated with the issuance of convertible notes as described at Note 4, and recorded $116,668 in amortization expense for the six months ended November 30, 2013. The remaining unamortized debt issuance costs of $3,332 as of November 30, 2013 are included as a current asset as a component of deferred offering costs, and are being amortized over the life of the convertible notes.

During the six months ended November 30, 2013, the Company incurred approximately $2,084,000 in direct incremental costs associated with sale of the equity securities as described in Note 6. The offering costs were recorded as a component of equity when the proceeds were received. The offering was completed on October 23, 2013.

Stock for Services

The Company periodically issues common stock, warrants and common stock options to consultants for various services. Costs of these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 34,366,833 and 17,968,340 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the six months ended November 30, 2013 and November 30, 2012, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of November 30, 2013, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $4,621,250 of convertible debt can potentially convert into 6,182,179 shares of common stock.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years ending after 2009.

Note 3 - Rescission Liabilities

The Company’s board of directors (the “Board”) was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011 was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”). On July 21, 2011, the Company filed a Current Report on Form 8-K disclosing its receipt of a letter of inquiry from the Securities and Exchange Commission and request for voluntary assistance in discovering information related to the Liability Disclosure. By letter dated January 3, 2012, the SEC’s Division of Enforcement notified the Company that the SEC had completed its informal investigation of the Company and had recommended no enforcement action be taken against the Company or its officers, directors and employees.

Rescission rights for individual investors and subscribers vary, based upon the laws of the states in which the investors or subscribers reside. Investments and subscriptions that are subject to rescission are recorded separately in our financial statements from shareholders’ equity in the Company’s balance sheet. As the statutory periods for pursuing such rights expire in the respective states, such amounts for those shares have been reclassified to shareholders’ equity. Investors who have sold their shares of capital stock of the Company do not have rescission rights, but instead have claims for damages, to the extent their shares were sold at a net loss, which is determined by subtracting the purchase price plus statutory interest and costs, if any, from the sale price.

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for November 30, 2013 and May 31, 2013 of $536,500 and $536,500, respectively. These amounts represent the believed remaining potential rescission liability as of the dates presented to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the application of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for investments during the period April 15, 2008 to February 18, 2011, but did not pursue any such methods.

Note 4 - Convertible Instruments

During fiscal 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at November 30, 2013. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the six months ended November 30, 2013 and fiscal year ended May 31, 2013, the Company issued $1,200,000 and $6,588,250, respectively, of unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible, at the election of the holder, at any time into common shares at a fixed conversion price of the principal balance. At November 30, 2013, $4,521,250 was convertible at $.75 per share, and $100,000 was convertible at $.65 per share (see Note 5). During the three months ended November 30, 2013, six holders of six-month term convertible notes with principal totaling $850,000 elected to convert the aggregate principal plus accrued interest into Units pursuant to the Company’s private placement resulting in the issuance of 1,307,692 shares of common stock and 659,486 warrants to purchase common stock at a price of $.75 per share. In addition, one holder of a six-month term convertible note with a principal amount of $250,000 exercised his right to receive repayment. Also during the three months ended November 30, 2013, two holders of six-month term convertible notes with principal totaling $380,000 converted the aggregate principal amount, plus accrued but unpaid interest totaling $6,351, into common stock at a conversion price of $.65 per share, resulting in the issuance of a total of 594,384 shares of common stock. In addition, such holders received warrants to purchase 292,307 shares of common stock at an exercise price of $.75 per share which will expire five years after issuance. Pursuant to U.S. GAAP, these warrants are characterized as inducements to convert the debt and, as such, gave rise to the recognition of non-cash interest expense of approximately $193,000 during the three months ended November 30, 2013 based upon a Black-Scholes valuation. The holders of three-year term convertible notes with principal totaling $1,120,000 also converted, during the six months ended November 30, 2013, the aggregate principal amount into common stock at a conversion price of $.75 per share, resulting in the issuance of 1,493,333 shares of common stock. The remaining notes are payable in full between February 1, 2014 and March 6, 2016 and bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. In connection with the initial sale of the Company’s convertible notes, detachable common stock warrants, with terms of two or three years, were issued to the investors to purchase a total of 9,451,056 common shares at exercise prices ranging from $.50 to $2.00 per share. The warrants are currently exercisable in full. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the commitment date. Additionally, at the commitment date, the Company determined that the conversion option related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion option utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion option were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. The respective debt discounts, at the commitment dates, exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the three and six months ended November 30, 2013 and 2012, the Company recognized approximately $1,595,000 and $3,047,000, and $ -0- and $257,300, respectively, in expense related to amortization of the debt discount. For the period October 28, 2003 through November 30, 2013, the Company recognized approximately $4,756,000 in expense related to amortization of the debt discount. The unamortized discounts are fully amortized upon the conversion of the Notes before maturity. Activity related to the Notes was as follows:

	November 30, 2013	May 31, 2013
Face amount of Notes	$7,221,250	$6,588,250

Unamortized discount	(2,692,486)	(4,539,886)
Exercise of right of repayment	(250,000)	—
Conversions	(2,350,000)	(567,000)

Total carry value of Notes	1,928,764	1,481,364
Short-term portion of Notes	(294,094)	(328,347)

Long-term portion of Notes	$1,634,670	$1,153,017

Note 5 - Stock Options and Warrants

The Company has one active stock-based equity plan at November 30, 2013. Pursuant to the 2004 Stock Incentive Plan, as amended, which was approved by the Company’s shareholders in 2005, the Company was authorized to grant options to purchase up to 7,600,000 shares of the Company’s common stock. On December 12, 2012, the Company’s shareholders approved, at its Annual Meeting, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which replaced the 2004 Stock Incentive Plan and provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards allowed under the 2012 Plan. As of November 30, 2013, the Company had 1,742,874 shares available for future stock-based grants under the 2012 Plan.

During the six months ended November 30, 2013, the Company granted options to purchase a total of 233,836 shares of common stock to directors with a exercise prices ranging from $.80 to $.99 per share. These option awards vest at 25% per quarter over one year. The weighted average grant date fair value related to these options was $.48 per share.

During the six months ended November 30, 2013, the Company issued common stock warrants exercisable for five years to investors to purchase a total of 923,072 shares at a price of $0.50 per share. The warrants were issued in connection with the sale of $1,200,000 in convertible promissory notes effective July 31, 2013 (the “July Notes”) (see Note 4). Until October 1, 2013, each holder of a July Note had the right to convert the principal amount of the July Note plus accrued but unpaid interest into Units consisting of two shares of common stock plus a warrant to purchase one share of common stock. Each Unit was valued at $1.30 for purposes of this conversion right. Each Unit warrant issued upon conversion will have an exercise price of $0.75 per share and a five-year term.

During the six months ended November 30, 2013, the Company granted options to purchase 305,000 shares of common stock to a Consultant with an exercise price of $.75 per share and a grant-date fair value of $.43 per share. The option, which will terminate on September 4, 2018, vested as to 50,000 shares on the date of issuance and will vest at the monthly rate of 15,000 shares for each month during which the consulting agreement is in place. The consulting agreement, which has a term of 18 months, may be terminated for any reason after six months.

During the six months ended November 30, 2013, the holder of a warrant covering 50,000 shares exercised the right to purchase such shares at $1.00 per share. Cash proceeds from the exercise of warrants was approximately $50,000 and $193,000 for the six months ended November 30, 2013 and 2012.

During the six months ended November 30, 2013, the Company issued 11,153,850 common stock warrants to investors in the Company’s $14.5 million private equity offering (see Note 6). Investors in the offering purchased Units at $1.30 per Unit, consisting of two shares of common stock plus a warrant to purchase one share of common stock. Each Unit warrant has an exercise price of $.75 per share and a five-year term. In connection with this private placement and pursuant to the Placement Agent Agreement dated June 1, 2013 as amended, the Company issued to its Placement Agent, as additional compensation, a warrant covering 4,940,092 common shares with an exercise price of $.75 per share and a seven-year term. The warrants vest immediately, and had a grant-date fair value of $1.03 per share. The fair value of the warrants was included as a component of equity, increasing and decreasing equity for the fair value of the warrants.

Compensation expense related to stock options and warrants issued as compensation was approximately $261,000, $487,000 and $742,000 and $2,354,000 for the three and six months ended November 30, 2013 and November 30, 2012, respectively. The grant date fair value of options and warrants vested during the three and six month periods ended November 30, 2013 and November 30, 2012 was approximately $459,000, $1,574,000 and $6,433,000 and $8,525,000, respectively. As of November 30, 2013, there was approximately $1,506,000 unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.09 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2013	18,146,938	$1.65	1.86	$140,321
Granted	17,848,540	$0.74
Exercised	(50,000)	$1.00
Forfeited/expired/cancelled	(1,578,645)	$1.40

Options and warrants outstanding – November 30, 2013	34,366,833	$1.19	3.47	$10,474,005

Outstanding exercisable – November 30, 2013	32,570,497	$1.19	3.46	$9,902,708

Note 6 - Private Equity offering

On October 23, 2013, the Company completed a private equity offering (the “Offering”). Pursuant to the Offering, the Board authorized the sale of 11,153,850 Units at a price of $1.30 per Unit, for total gross proceeds of approximately $14.5 million. Each Unit consisted of two shares of common stock and one warrant to purchase common stock at an exercise price of $ .75 per share. During the three months ended November 30, 2013, the Company issued 20,989,494 shares of common stock. Additionally, as described in Note 4, certain convertible note investors also participated in the Offering, and converted approximately $857,000 in convertible notes and accrued interest into Units, resulting in the issuance of 1,318,206 shares of common stock. In conjunction with the Offering, the Company issued 11,153,850 warrants (see Notes 2 and 5 for a description of the warrants and offering costs related to the Offering).

Note 7 - Common Stock and Common Stock Payable Issued for Services

During the three and six months ended November 30, 2013 and 2012, the Company recognized approximately $-0- and $-0-, and $21,000 and $186,000, respectively, in stock compensation expense related to common stock issued to directors and consultants for past services.

Note 8 - Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 9 - Related Party Transactions

As of November 30, 2013, the Company has a note payable to a director of the Company for $500,000. The note is included in indebtedness to related parties on the consolidated balance sheet as of November 30, 2013. The note bears interest at an annual rate of 15%, and principal and interest are payable in full at the April 11, 2014 maturity date. Interest is payable in the form of shares of common stock not to exceed 150,000 shares at a fixed price of $.50 per share. For the three and six months ended November 30, 2013, the Company has recorded approximately $19,000 and $38,000 in interest expense, respectively. As of November 30, 2013, the Company has recorded approximately $48,000 in common stock payable related to accrued interest.

During the year ended May 31, 2013, the Company issued a convertible note (see Note 4) to the above director. The note has a face value of $1,000,000, and interest is payable at a rate of 5% in cash semi-annually in arrears beginning on April 1, 2013. The principal of the note is payable in full at the October 16, 2015 maturity date. The note is convertible into common shares at a fixed conversion price of $.75 per share at any time at the election of the holder of the note. In conjunction with the note, the Company issued 1,333,333 detachable common stock warrants at an exercise price of $2.00 per share. The warrants expire on October 16, 2014. The Company recorded debt discounts related to the fair value of the warrants and the intrinsic value of the beneficial conversion feature at the commitment date of the note. As of November 30, 2013, the carrying value of this convertible note was approximately $375,000, which is included in convertible notes payable, net in long-term liabilities on the consolidated balance sheet. During the three and six months ended November 30, 2013 and 2012, the Company recognized approximately $84,000, $168,000 and $41,000, respectively, in interest expense related to the amortization of the above discounts.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 10 - Commitments and Contingencies

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

The Transition Agreement also amended (A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness to provide for (i) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (ii) forfeiture of the remaining 750,000 options. In addition, the expiration date of the 25,000 options granted to Mr. Van Ness on September 22, 2010, as well as the options described above, is August 8, 2016. Pursuant to the terms of the Transition Agreement described above, as of November 30, 2013, the Company has accrued approximately $276,000 in severance liabilities. The Company accrued for the severance payable to Mr. Van Ness, as he has no significant continuing service obligation to the Company.

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

Note 11 - Subsequent Events

On December 4, 2013, a stock option was granted to an employee to purchase 50,000 shares of common stock at an exercise price of $1.09 per share. The option will vest in three equal annual installments and has a five-year term.

Subsequent to quarter end, the Company’s Placement Agent agreed to relinquish placement agent warrants (see Note 5) covering 80,000 shares in exchange for the Company’s issuance to a client of the Placement Agent a warrant covering 80,000 shares with an exercise price of $.75 per share and a five-year term.

On December 20, 2013, the Company entered into a project work order agreement with its principal clinical research organization pursuant to which the Company paid the consulting firm a 20% deposit of $789,917 on December 23, 2013, which is refundable to the extent goods and services are not provided under the agreement prior to its termination.

Subsequent to quarter end and effective January 3, 2014, the holder of a six-month convertible promissory note in principal amount of $100,000 converted the aggregate principal amount, plus accrued interest totaling $2,151, into common stock at a conversion price of $.65 per share, resulting in the issuance of 157,154 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Throughout this filing, we make forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “will,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, regulatory initiatives and compliance with governmental regulations, the ability to raise additional capital, the results of clinical trials for our drug candidates, and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. See also Part II, Item 1A in this report.

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

Results of Operations

Results of operations for the three months ended November 30, 2013 and 2012 are as follows:

For the three months ended November 30, 2013 and November 30, 2012, we had no activities that produced revenues from operations.

For the three months ended November 30, 2013, we had a net loss of approximately $3,588,000 compared to a net loss of approximately $1,908,000 for the corresponding period in 2012. The increase in net loss of approximately $1.7 million over the comparable three-month period in 2012 was due primarily to $1.3 million of incremental non-cash expenses related to the amortization of debt discount and $193,000 of non-cash interest expense attributable to the fair value of warrants issued to induce the conversion of certain convertible promissory notes, coupled with the amortization of $97,000 of debt issuance costs. For the three months ended November 30, 2013 and November 30, 2012, we incurred operating expenses of approximately $1,601,000 and $1,644,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, amortization of patents, professional fees, legal fees, research and development and various other operating expenses.

The slight decrease in operating expenses for the three-month period ended November 30, 2013 of approximately $43,000 compared to the three months ended November 30, 2012, related primarily to a decrease in stock-based compensation, offset in part by increases in patent amortization and research and development expenses. We expect our research and development expenses to continue to increase as we prepare to commence human clinical trials with our drug candidate PRO 140 and to concurrently explore other opportunities for our monoclonal antibodies. The clinical trials will be conducted pursuant to an agreement with Drexel University College of Medicine and funded primarily by two NIH grants to Drexel totaling approximately $8.4 million. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with common stock and stock options.

Interest expense for the three months ended November 30, 2013 is comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes, (ii) a non-cash charge of approximately $193,000 related to the fair value of warrants issued to induce the conversion of certain promissory notes, (iii) the amortization of debt issuance costs and (iv) accrued interest payable on outstanding notes. The amortization of debt discount of approximately $1,692,000 for the three months ended November 30, 2013 represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during the most recent quarter also includes a disproportionate amount attributable to the conversion of $1,430,000 in face value of notes into common stock during the period. For the similar period in 2012, the convertible promissory notes had been outstanding for approximately 45 days, contributing to the lack of comparability of total interest expense. Interest expense of approximately $315,000 for the three months ended November 30, 2013 was comprised of interest related to the convertible notes outstanding, which bear interest at rates ranging from 5% to 10% per annum, a $500,000 related party note that bears interest at 15% per annum and a non-cash interest charge of approximately $193,000 related to the aforementioned conversion inducement.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock, which would reduce future cash interest expense, and accelerate non-cash amortization of the debt discounts associated with the convertible notes. See Part II, Item 1A in this report.

Results of operations for the six months ended November 30, 2013 and 2012 are as follows:

For the six months ended November 30, 2013 and November 30, 2012, we had no activities that produced revenues from operations.

For the six months ended November 30, 2013, we had a net loss of approximately $6.2 million, as compared to a net loss of approximately $4.7 million for the similar 2012 period. The increased net loss for 2013 over 2012 was primarily attributable to substantially higher non-cash interest expense related to the amortization of debt discount and to a non-cash interest charge arising from the inducement of certain note conversions, offset in part by a $1.9 million reduction in operating expenses.

For the six months ended November 30, 2013, operating expenses of $2.6 million declined approximately $1.9 million from the comparable 2012 period due to lower general and administrative and legal expenses, offset in part by higher research and development expenses. The decline in general and administrative expenses was attributable to lower stock-based compensation and salaries. Higher research and development expenses reflect increased activities to position our PRO 140 monoclonal antibody for the commencement of clinical trials with Drexel University College of Medicine.

Interest expense for the six months ended November 30, 2013 is comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes, (ii) a non-cash charge of approximately $193,000 related to the fair value of warrants issued to induce the conversion of certain promissory notes, (iii) the amortization of debt issuance costs and (iv) accrued interest payable on outstanding notes. The amortization of debt discount of approximately $3.0 million for the six months ended November 30, 2013 represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during this period also includes a disproportionate amount of debt discount which arises upon the conversion of the notes into common stock. For the similar period in 2012, the long-term convertible promissory notes had been outstanding for approximately 45 days. In addition, the Company issued $1.2 million of short-term convertible notes in July 2013, thus increasing the lack of comparability of total interest expense between the two six-month periods.

Liquidity and Capital Resources

The Company’s cash position for the six months ended November 30, 2013 increased to approximately $10,132,000 as compared to approximately $604,000 as of May 31, 2013.

On November 30, 2013, we had positive working capital of approximately $ 7,973,000 as compared to negative working capital of approximately $(2,388,000) at May 31, 2013. The Company’s improved liquidity position is the result of its previously reported $14.5 million private equity offering completed on October 23, 2013.

Cash Flows

Net cash used in operating activities totaled approximately $2,898,000 during the six months ended November 30, 2013, which reflects an increase of approximately $1,730,00 from net cash used in operating activities of approximately $1,168,000 for the six months ended November 30, 2012. The $2,898,000 of net cash used in operating activities for the six months ended November 30, 2013 represents the effect of a $6.2 million net loss combined with a $625,000 decrease in payables and accrued liabilities, offset in part by non-cash expenses totaling approximately $3.8 million related to amortization of debt discount, stock-based compensation and depreciation and amortization.

Net cash used in investing activities totaled approximately $11,200 during the six months ended November 30, 2013, which reflects a decrease of approximately $3,500,000 from net cash used in investing activities for the six months ended November 30, 2012 due to the acquisition of PRO 140 during the comparable 2012 period.

Net cash provided by financing activities of approximately $12,439,000 for the six months ended November 30, 2013 increased approximately $6,625,000 over the comparable six-month period ended November 30, 2012 as a result of a private equity offering that provided net cash of approximately $11,559,000 after offering costs of $2.0 million. Additionally, during the six months ended November 30, 2013, $1.2 million of convertible notes payable were issued and $.25 million were paid.

As reported in the accompanying financial statements, for the six months ended November 30, 2013 and November 30, 2012, and since October 28, 2003 through November 30, 2013, we incurred net losses of approximately $6,161,000 and $4,724,000 and $38,562,000, respectively. As of November 30, 2013, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes and related party notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources.

As previously noted, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from various notes payable. From October 28, 2003 through November 30, 2013, we raised cash of approximately $21,384,000 (net of offering costs) through private placements of common and preferred stock and approximately $9,825,000 through the issuance of related party notes payable and convertible notes. Additionally, the Company has raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. We have raised approximately $606,000 through the exercise of common stock warrants and options. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares.

As of the date of this filing, it is management’s conclusion that the probability of achieving the future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and therefore are not currently accruable.

Since October 28, 2003 through November 30, 2013, we have incurred approximately $4,111,000 of research and development costs and approximately $32,890,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2013, we had an accumulated deficit of approximately $40,164,000 and positive working capital of approximately $7,973,000.

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

Disclosure Controls and Procedures

As of November 30, 2013, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2013 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The risks enumerated below are not the only risks we face, and the listed risk factors are not intended to be an all-inclusive discussion of all of the potential risks relating to our business. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. Additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business.

Risks Related to Our Business

We are a development-stage company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

We have not generated any revenue from product sales or licensing to date. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with our collaborative research and development activities and general and administrative expenses associated with our operations. Our drug candidates are in the early stages of testing, and we or our current and future partners must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our products. We expect to incur losses for at least several more years as we continue development of, and seek regulatory approvals for, our drug candidates and commercialize any approved products. If our drug candidates fail to gain regulatory approval, or if our products do not achieve market acceptance, we will not be profitable, or able to explore other opportunities to enhance shareholder value. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

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

The discovery, development, and commercialization of new treatments, such as our PRO 140 product candidate, is costly. As a result, to the extent continued review of our product candidate by us or our partners is promising and we elect to fund the development or commercialization of a product, we will need to raise additional capital, or enter into strategic partnerships, to enable us to:

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	pay required license fees, milestone payments, and maintenance fees;

•	develop, test, and market our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire and support additional management and scientific personnel.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	our stock price, which, if it declines, would serve as a disincentive to holders of the Company’s convertible promissory notes, totaling approximately $4.6 million at November 30, 2013, to exercise their conversion rights, thereby prolonging our interest expense burden and increasing the probability that repayment of principal of $0.3 million will be required in fiscal 2014, none in fiscal 2015, and $4.3 million in fiscal 2016;

•	the rate of progress and amount of costs borne by us related to clinical trials of PRO 140 being conducted at Drexel University College of Medicine (“Drexel”) and other development activities;

•	our ability to attract strategic partners to pay for or share costs related to our product development efforts;

•	the costs and timing of seeking and obtaining regulatory approvals and making related milestone payments due to Progenics Pharmaceuticals, Inc. (“Progenics”), from which we acquired our PRO 140 product candidate, and other third parties;

•	the costs of filing, prosecuting, maintaining and enforcing patents and other intellectual property rights and defending against potential claims of infringement;

•	decisions to hire additional scientific or administrative personnel or consultants; and

•	the presence or absence of adverse developments in our collaborative research program.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

•	The ability to maintain and benefit from our Clinical Research Collaboration Agreement with Drexel;

•	the results of clinical trials to be performed with PRO 140;

•	the time and costs involved in obtaining regulatory approvals, if any are sought;

•	whether or not we receive additional cash upon the exercise of our outstanding common stock warrants;

•	the ability to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

•	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

•	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and shareholder interests.

If our cash requirements differ from our current expectations, we will need to raise additional funds sooner than expected. If we fail to do so, we will need to scale back our business plans or may even be forced to discontinue our operations. Our business, financial condition, and stock price would be negatively affected by any of these outcomes.

We have significant debt as a result of prior financings, all of which is scheduled to mature at various dates over the next two years. Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

Our level of debt, which includes convertible promissory notes totaling $4.6 million and other promissory notes in the amount of $0.5 million at November 30, 2013, could have significant consequences for our future operations, including, among others:

•	making it more difficult for us to meet our other obligations or raise additional capital;

•	resulting in an event of default, if we fail to comply with our payment obligations;

•	reducing the availability of any financing proceeds to fund operating expenses, other debt repayment, and working capital requirements; and

•	limiting our financial flexibility and hindering our ability to obtain additional financing.

Any of the above-listed factors could have a material adverse effect on our business, financial condition, results of operations, and ability to continue as a going concern.

Our ability to make interest and principal payments on our outstanding promissory notes will depend entirely on our ability to raise sufficient funds to satisfy our debt service obligations and our noteholders’ willingness to convert their notes to common shares, which will likely depend on our stock price from time to time. If noteholders do not elect to convert, it is likely that we will need to borrow or raise additional funds to make required principal and interest payments, as such payments become due and payable, or undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional shares of capital stock, selling assets or reducing or delaying investments in our business. Any inability to obtain additional funds or alternative financing on acceptable terms would likely cause us to be unable to meet our payment obligations, which could have a material adverse effect on our business, financial condition and results of operations and our ability to continue to operate.

We may be unable to repay the principal amount of outstanding notes at maturity or following a breach of our payment obligations.

At maturity, the entire outstanding principal and any unpaid interest on our notes will become due and payable by us. Many of our notes can also be accelerated if we fail to make scheduled interest payments. We cannot assure you that we will have sufficient funds or will be able to arrange for necessary financing on acceptable terms to pay these amounts when due. In that case, our failure to repay notes at maturity would constitute an event of default and holders of defaulted notes could seek any available legal remedy.

The agreement with Progenics pursuant to which we acquired our PRO 140 product candidate, and related license agreements assumed in the PRO 140 acquisition, require us to make significant milestone, royalty, and other payments, which will require additional financing and, in the event we do commercialize our PRO 140 product, decrease the revenues we may ultimately receive on sales.

Under the Progenics Agreement, we must pay to Progenics and third party licensors significant milestone payments and royalties. For more information, please see the Progenics Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2012, and the PDL License Agreement, which is filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the SEC on August 29, 2013. In order to make the various milestone payments that are required, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of any future sales if we do receive regulatory approval and seek to commercialize PRO 140.

Our proposed clinical trials of PRO 140 depend on funding from the NIH grants awarded to Drexel and its principal investigator, Dr. Jeffrey M. Jacobson.

Prior to our acquisition of PRO 140, Progenics and Drexel and its principal investigator, Dr. Jeffrey M. Jacobson, were awarded various grants from the NIH to fund clinical trials of PRO 140, including two grants that remain open. In order to benefit commercially from this continued funding, we are dependent on Dr. Jacobson’s cooperation in structuring the protocols for the NIH-funded clinical trials in a manner that facilitates efforts to maintain PRO 140’s “fast track” drug candidate designation by the United States Food and Drug Administration (“FDA”) and obtain regulatory approval of commercially viable uses of PRO 140 in HIV-infected patients. We believe these clinical trials will constitute a Phase IIb study of PRO 140, but there can be no assurance that will be the case. If study protocols are not designed in a manner that provides commercial and regulatory benefits for us or if NIH funding is not awarded, withdrawn, or proves insufficient, we will need significant additional financing to self-fund our trials, and our expected costs and time to completion would increase significantly, which could have a material adverse effect on our results of operations and financial condition.

Clinical trials are expensive, time-consuming and subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use and any safety concerns relating to a drug candidate. We estimate that the clinical trials of our current drug candidate, PRO 140, and any other drug candidates we decide to pursue will require several years to complete. Specifically, we estimate that it will take at least three years to complete the necessary clinical trials, obtain regulatory approval from the FDA or other non-U.S. regulatory agency, and begin to commercialize PRO 140. Clinical trials for our other drug candidates, including Cytolin, may take significantly longer to complete, if they are pursued at all.

The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

•	our ability to obtain regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners consider appropriate for timely development;

•	our ability to identify and reach agreement on acceptable terms with prospective clinical trial sites and entities involved in the conduct of our clinical trials;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition with other clinical trials for patients, limited numbers of patients that meet the enrollment criteria, or the introduction of alternative therapies or drugs by others;

•	delays in paying third-party vendors of biopharmaceutical services;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues; or

•	inadequate supply of clinical trial materials.

Testing of our primary product candidate, PRO 140, is in early stages and our clinical trial results may not ultimately confirm initial positive indications, which would materially and adversely affect our business, financial condition and stock price.

Our efforts to commercialize PRO 140 are dependent on obtaining FDA or other non-U.S. regulatory agency approval of its use in HIV-infected patients. Although early test results are positive, the process of obtaining approval of a drug product for use in humans is extremely lengthy and time-consuming, and numerous factors may prevent our successful development of PRO 140, including negative results in future clinical trials, the development by competitors of other products with equal or better results, or inability to obtain sufficient additional funding to continue to pursue development. In addition, although PRO 140 has not demonstrated significant immunogenic response in trials conducted to date, these trials have been quite short (up to three weeks) and further trials are needed to determine whether the length of time until development of immunogenic response in humans is long enough for PRO 140 to be a viable treatment regimen. Failure to successfully develop PRO 140 would have a material and adverse effect on our business, financial condition and stock price, and would threaten our ability to continue to operate our business, particularly since PRO 140 is the only product candidate we are actively pursuing at this time.

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

We do not have internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.

We currently have no research and development staff or coordinators. We rely and intend to continue to rely on third parties for many of these functions. For example, our chief medical officer is employed by NDA Partners, an outside consultant assisting us with preparations for our clinical trials. As a result, we will be dependent on consultants and strategic partners in our development and commercialization activities, and it may be administratively challenging to monitor and coordinate these relationships. If we are unable to successfully manage our relationships with third parties, we may not be able to successfully manage development, testing, and approval of our PRO 140 drug candidate or other products or commercialize any products that are approved.

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

Prior to receiving approval to commercialize PRO 140 or any other drug candidates, we must adequately demonstrate to the FDA and any foreign regulatory authorities in jurisdictions in which we seek approval that it or any other product candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials, we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. If clinical work by us or others leads to undesirable adverse effects in patients, it could delay or prevent us from furthering the regulatory approval process or cause us to cease clinical trials with respect to any drug candidate. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price would be negatively affected.

Our drug candidates are subject to the risks of failure inherent in drug-related product development. Preclinical studies may not yield results that adequately support our regulatory applications. Even if these applications are filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. In addition, even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business, results of operations and financial condition would be harmed.

Our competitors may develop drugs that are more effective, safer and less expensive than ours.

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

We will compete against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. These competitors in nearly all cases operate research and development programs that have substantially greater financial resources than we do. Our competitors also have significantly greater experience in:

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

If we fail to achieve technical superiority over other treatments, we may be unable to obtain regulatory approval. If our competitors market drugs that are less expensive, safer or more effective than our potential drugs, or that gain or maintain greater market acceptance, we may not be able to compete effectively.

We expect to rely on third party manufacturers and will be dependent on their quality and effectiveness.

Our primary product candidate and potential drug candidates require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good-manufacturing-practices regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our drug candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and loss of potential revenues.

We may not be able to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved drugs, if any.

To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger-scale or late-stage clinical trials and for commercialization of any resulting drug, if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we are unable to successfully scale up the manufacture of our drug candidates in sufficient quality and quantity, the development and testing of that drug candidate and regulatory approval or commercial launch of any resulting drug may be delayed, which could significantly harm our business.

There is uncertainty relating to our drug candidate Cytolin, and our business may be adversely affected if it later proves not to have the novel and beneficial characteristics we currently believe it to possess.

Until late 2012, the primary focus of our business was on the development of Cytolin, a monoclonal antibody that has, what we believe, are novel mechanisms of action directed against the replication of HIV. We do not understand all of the biomechanical mechanisms of Cytolin and we are not actively pursuing its development and review at this time. If we cannot determine how Cytolin acts to reduce the viral load of HIV infection, we may not seek or be able to obtain regulatory approval of its use in human patients.

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

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our product candidates and research technologies.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competing products, or will afford us a commercial advantage over competitive products. If one or more products resulting from our product candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the U.S. without repeating the extensive testing required of us or our partners to obtain FDA approval.

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

Inventions discovered in the course of performance of contracts with third parties may become jointly owned by our strategic partners and us, in some cases, and the exclusive property of one of us, in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. Other disputes may also arise relating to the performance or alleged breach of our agreements with third parties. Any disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business.

We are subject to the oversight of the SEC and other regulatory agencies. Investigations by those agencies could divert management’s focus and could have a material adverse effect on our reputation and financial condition.

We are subject to the regulation and oversight of the SEC and state regulatory agencies, in addition to the FDA. As a result, we may face legal or administrative proceedings by these agencies. We are unable to predict the effect of any investigations on our business, financial condition or reputation. In addition, publicity surrounding any investigation, even if ultimately resolved in our favor, could have a material adverse effect on our business.

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended May 31, 2013. A going concern opinion means that there is doubt that the company can continue as an ongoing business for the next 12 months. There is no assurance that we will be able to adequately fund our operations in the future.

Risks Relating to Our Common Stock

The significant number of common shares issuable upon conversion of outstanding notes and exercise of outstanding warrants could adversely affect the trading price of our common shares.

Conversion of outstanding notes into common shares and the sale of such shares into the trading market of common shares or exercise of our warrants and sale of the underlying common stock could depress the market price of our shares.

The market price for our common shares has been and is likely to continue to be volatile.

The market price for our common shares has been and is likely to continue to be volatile. The volatile nature of our common share price may cause investment losses for our shareholders. The market price of stock in a development stage biotech company may often be driven by investor sentiment, expectation and perception, all of which are independent of fundamental valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common shares are quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

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

We have never declared or paid a cash dividend and we do not anticipate declaring or paying dividends for the foreseeable future. We expect to use future financing proceeds and earnings, if any, to fund operating expenses. Consequently, shareholders’ only opportunity to achieve a return on their investment is if the price of our stock appreciates and they sell their shares at a profit. We cannot assure shareholders of a positive return on their investment when they sell their shares or that shareholders will not lose the entire amount of their investment.

If the beneficial ownership of our stock continues to be highly concentrated, it may prevent you and other shareholders from influencing significant corporate decisions.

Our significant shareholders may exercise substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. These shareholders may also vote against a change of control, even if such a change of control would benefit our other shareholders.

Our common shares are classified as “penny stock” and trading of our shares may be restricted by the SEC’s penny stock regulations.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common shares are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common shares.

We may continue to have potential liability with respect to the rights of some shareholders to rescind their investment in our securities.

In March 2011, we disclosed that certain of our shares sold between 2008 and the date of disclosure may have been sold in violation of the United States federal and state securities laws and those of certain foreign jurisdictions. For further information on the sale of securities in violation of applicable securities laws, please see Note 3 to our Consolidated Financial Statements included in this Form 10-Q. Management’s analysis, based upon various statutes of limitations, among other issues, indicates that the Company’s estimated rescission liability as of November 30, 2013, has declined to a total of $536,500. Since the issue of potential rescission liability was first disclosed by the Company in early 2011, no investor has asserted rescission rights.

Future sales of our securities could adversely affect the market price of our common stock and our future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for additional capital at that time. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our shares and our ability to raise capital. We may issue additional shares of common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective October 1, 2013, the Company issued 266,666 shares of common stock to one investor in connection with the conversion of a convertible note issued in October 2012, in a total principal amount of $200,000.

On October 4, 2013, the Company issued 21,964 shares of common stock to the Max Gould Educational Fund, upon the conversion of a note in a total principal amount of $9,000, plus accrued interest.

On October 11, 2013, the Company issued stock bonuses totaling 79,629 shares of common stock to two executive officers of the Company.

On October 31, 2013, the Company issued 50,000 shares of common stock to an investor upon the exercise of a warrant issued in 2008.

The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the above described note conversions, warrant exercises and stock awards.

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

CYTODYN INC.
(Registrant)

Dated: January 13, 2014	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: January 13, 2014	/s/ Michael D. Mulholland
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