Form 10-Q
period 2014-02-28
CYTODYN INC
filed 2014-04-11
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non- accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On March 31, 2014 there were 55,568,381 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	February 28, 2014	May 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$7,395,349	$603,681
Prepaid expenses	487,763	139,849
Deferred offering costs	68,292	96,930

Total current assets	7,951,404	840,460
Furniture and equipment, net	10,027	—
Intangibles, net	3,054,739	3,317,239

	$11,016,170	$4,157,699

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$738,130	$1,111,285
Accrued liabilities	50,474	321,884
Accrued salaries and severance	234,442	364,698
Accrued interest payable	118,497	56,884
Indebtedness to related parties	500,000	509,000
Convertible notes payable, net	248,423	328,347
Stock rescission liability	378,000	536,500

Total current liabilities	2,267,966	3,228,598
Long-term liabilities
Convertible notes payable, net	1,982,808	1,153,017

Total liabilities	4,250,774	4,381,615
Shareholders’ equity (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 shares issued and outstanding at February 28, 2014 and May 31, 2013, respectively	266,251	274,091
Common stock, no par value; 100,000,000 shares authorized, 55,568,381 and 30,798,150 outstanding at February 28, 2014 and May 31, 2013, respectively; 55,768,381 and 30,998,150 issued at February 28, 2014 and May 31, 2013, respectively	30,432,560	16,244,673
Common stock payable	28,770	117,778
Additional paid-in capital	19,701,295	17,523,796
Common and preferred stock subject to rescission	(378,000)	(536,500)
Treasury stock, at cost, 200,000 shares held at February 28, 2014 and May 31, 2013	(100,000)	(100,000)
Additional paid-in capital – treasury stock	252,880	255,065
Accumulated deficit on unrelated dormant operations	(1,601,912)	(1,601,912)
Accumulated deficit during development stage	(41,836,448)	(32,400,907)

Total shareholders’ equity (deficit)	6,765,396	(223,916)

	$11,016,170	$4,157,699

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					October 28, 2003 through February 28, 2014
	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Operating expenses:
General and administrative	$915,970	$1,352,515	$2,255,448	$5,120,807	$24,922,205
Amortization & depreciation	88,072	3,109	263,692	3,934	669,238
Research and development	1,655,914	33,370	2,387,866	254,825	5,767,199
Legal fees	215,611	233,744	570,425	698,974	4,407,086

Total operating expenses	2,875,567	1,622,738	5,477,431	6,078,540	35,765,728

Operating loss	(2,875,567)	(1,622,738)	(5,477,431)	(6,078,540)	(35,765,728)
Interest income	3,197	697	5,591	1,015	8,385
Gain on settlement of accounts payable	97,253	322,333	111,199	372,759	821,300
Interest expense:
Amortization of discount on convertible debt	(402,467)	(977,258)	(3,449,868)	(1,234,571)	(5,890,410)
Amortization of debt issuance costs	(3,332)	—	(120,000)	—	(120,000)
Interest on debt	(93,481)	(82,141)	(505,032)	(143,422)	(889,995)

Loss before income taxes	(3,274,397)	(2,359,107)	(9,435,541)	(7,082,759)	(41,836,448)
Provision for taxes on income	—	—	—	—	—

Net loss	$(3,274,397)	$(2,359,107)	$(9,435,541)	$(7,082,759)	$(41,836,448)

Constructive preferred stock dividends	$—	$—	$—	$—	$(6,000,000)

Convertible preferred stock dividends	$—	$(790)	$—	$(2,190)	$(99,483)

Net loss applicable to common shareholders	$(3,274,397)	$(2,359,897)	$(9,435,541)	$(7,084,949)	$(47,935,931)

Basic and diluted loss per share	$(0.06)	$(0.08)	$(0.22)	$(0.24)	$(2.68)

Basic and diluted weighted average common shares outstanding	55,472,263	30,229,176	43,786,195	29,670,735	17,864,145

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended February 28,		October 28, 2003 through February 28, 2014
	2014	2013
Cash flows from operating activities
Net loss	$(9,435,541)	$(7,082,759)	$(41,836,448)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization & depreciation	263,692	3,934	669,238
Loss on disposal of furniture and equipment	—	—	2,560
Amortization of debt issuance costs	120,000	—	120,000
Amortization of discount on convertible debt	3,449,868	1,234,571	5,872,749
Interest expense associated with conversion inducement	193,160	—	193,160
Gain on settlement of accounts payable	(111,199)	(372,759)	(821,300)
Purchased in-process research and development	—	—	274,399
Stock-based compensation	784,337	3,025,777	12,952,334
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(347,914)	(39,281)	(487,763)
(Increase) decrease in other assets	—	2,907	—
(Decrease) increase in accounts payable, accrued salaries, accrued interest and accrued liabilities	(552,122)	831,545	2,023,056

Net cash used in operating activities	(5,635,719)	(2,396,065)	(21,038,015)

Cash flows from investing activities:
Asset acquisition of intangibles	—	(3,500,000)	(3,500,000)
Furniture and equipment purchases	(11,217)	(3,135)	(35,435)

Net cash used in investing activities	(11,217)	(3,503,135)	(3,535,435)

Cash flows from financing activities:
Capital contributions by president	—	—	15,748
Proceeds from notes payable to related parties	—	—	1,205,649
Preferred stock dividends	—	—	(1,500)
Payments on indebtedness to related parties	—	(74,492)	(314,482)
Proceeds from issuance of convertible notes payable	1,200,000	5,908,250	8,474,250
Payments on convertible notes payable	(250,000)	—	(250,000)
Proceeds from sale of common stock	13,642,667	—	22,608,739
Proceeds from Series B convertible preferred stock	—	—	2,009,000
Purchase of treasury stock	—	—	(436,000)
Proceeds from sale of treasury stock	—	—	559,210
Payments of offering costs	(2,204,063)	—	(3,234,003)
Proceeds from issuance of stock in AITI acquisition	—	—	512,200
Proceeds from issuance of stock in AGTI acquisition	—	—	100,000
Proceeds from notes payable related to individual	—	—	145,000
Payments on notes payable issued to individuals	—	—	(34,500)
Proceeds from exercise of warrants	50,000	192,500	606,250

Net cash provided by financing activities	12,438,604	6,026,258	31,965,561

Net change in cash	6,791,668	127,058	7,392,111
Cash, beginning of period	603,681	284,991	3,238

Cash, end of period	$7,395,349	$412,049	$7,395,349

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$165,354	$55,731	$416,835

CytoDyn Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28,		October 28, 2003 through February 28, 2014
	2014	2013
Non-cash investing and financing transactions:
Net assets acquired in exchange for common stock in CytoDyn/Rexray business combination	$—	$—	$7,542

Common stock issued to former officer to repay working capital advance	$—	$—	$5,000

Common stock issued for convertible debt	$2,459,000	$567,000	$3,688,000

Common stock issued for debt	$—	$—	$245,582

Common stock issued or to be issued for accrued interest payable	$84,905	$4,205	$110,066

Options to purchase common stock issued for debt	$—	$—	$62,341

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$1,200,000	$5,908,250	$8,162,768

Common stock issued for Series A preferred stock	$—	$—	$167,500

Treasury stock issued for prepaid services	$—	$—	$118,291

Common stock issued on payment of accounts payable	$—	$80,000	$129,000

Preferred and common stock subject to rescission	$158,500	$1,405,000	$378,000

Amortization of deferred offering costs related to recission liability	$28,638	$253,841	$808,133

Accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Common stock issued for Series B convertible preferred stock	$—	$19,000	$1,526,484

Series B convertible preferred stock dividends	$—	$2,190	$99,483

Accrued salaries for related party contributed as capital	$—	$—	$229,500

Reversal of accrued stock incentive and deferred offering costs	$—	$—	$1,717,000

Constructive dividend on Series B convertible preferred stock	$—	$—	$6,000,000

Accounts payable extinguished through settlements	$76,181	$372,759	$412,947

Common stock issued for common stock payable	$—	$—	$388,000

Prepaid stock services	$—	$—	$160,800

Common shares issued from escrow	$—	$—	$1,425,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2014

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2013 and 2012 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the Securities and Exchange Commission on August 29, 2013. Operating results for the three and nine months ended February 28, 2014 and February 28, 2013 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2014 and February 28, 2013 and the period October 28, 2003 through February 28, 2014, (b) the financial position at February 28, 2014, and (c) cash flows for the nine month periods ended February 28, 2014 and February 28, 2013 and the period October 28, 2003 through February 28, 2014, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2014 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity(deficit), or net loss.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company is currently in the development stage with no revenues and with losses for all periods presented. The Company incurred a net loss of $9,435,541 for the nine months ended February 28, 2014, and has an accumulated deficit of $43,438,360. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured through December 31, 2012, due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution, and our cash balances may again exceed federally insured limits. Deposit in excess of federally insured limits at February 28, 2014 and May 31, 2013 approximated $7,464,000 and $386,000 respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets under U.S. GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of, if any, are reported at the lower of the carrying value or fair value, less costs to sell. There were no impairment charges for the three and nine months ended February 28, 2014 and February 28, 2013, and for the period October 28, 2003 through February 28, 2014.

Research and Development

Research and development costs are expensed as incurred.

Financial Instruments

At February 28, 2014 and May 31, 2013, the carrying value of the Company’s financial instruments approximates fair value due to the short-term maturity of the instruments. The Company’s notes payable have market rates of interest, and accordingly, the carrying values of the notes approximate the fair value less the applicable discount arising from the beneficial conversion feature and the value of attached warrants, as required by U.S. GAAP.

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

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $68,300 and $97,000 in deferred offering costs as of February 28, 2014 and May 31, 2013, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the investors described in Note 3 do not assert their rescission rights and retain their shares. Conversely, if the investors assert their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

During the nine months ended February 28, 2014, the Company incurred $120,000 in direct costs associated with the issuance of convertible notes as described at Note 4, and recorded $120,000 in amortization expense for the nine months ended February 28, 2014.

During the nine months ended February 28, 2014, the Company incurred approximately $2,084,000 in direct incremental costs associated with sale of the equity securities as described in Note 6. The offering costs were recorded as a component of equity when the proceeds were received. The offering was completed on October 23, 2013.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 31,970,327 and 18,038,297 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the nine months ended February 28, 2014 and February 28, 2013, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of February 28, 2014, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $4,521,250 of convertible debt can potentially convert into 6,028,333 shares of common stock.

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

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for February 28, 2014 and May 31, 2013 of $378,000 and $536,500, respectively. These amounts represent the believed remaining potential rescission liability as of the dates presented to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the application of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for investments during the period April 15, 2008 to February 18, 2011, but did not pursue any such methods.

Note 4 - Convertible Instruments

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at February 28, 2014. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights. During the nine months ended February 28, 2014 and fiscal year ended May 31, 2013, the Company issued $1,200,000 and $6,588,250, respectively, of unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible, at the election of the holder, at any time into common shares at a fixed conversion price of the principal balance. At February 28, 2014, $4,521,250 was convertible at $.75 per share (see Note 5). During the three months ended February 28, 2014, one holder of a six-month $100,000 convertible note elected to convert the principal, plus accrued interest of $2,151, resulting in the issuance of 157,154 shares of common stock at a conversion price of $.65 per share. During the nine months ended February 28, 2014, one holder of a six-month convertible note with a principal amount of $250,000 exercised the right to receive repayment. In addition, two holders of six-month convertible notes with principal totaling $380,000 converted the aggregate principal amount, plus accrued but unpaid interest totaling $6,351, into common stock at a conversion price of $.65 per share, resulting in the issuance of a total of 594,384 shares of common stock. The holders received warrants to purchase 292,307 shares of common stock at an exercise price of $.75 per share which will expire five years after issuance. Pursuant to U.S. GAAP, these warrants were characterized as inducements to convert the debt and, as such, gave rise to the recognition of non-cash interest expense of approximately $193,000 during the nine months ended February 28, 2014 based upon a Black-Scholes valuation.

The holders of three-year convertible notes with principal totaling $1,120,000 also converted, during the nine months ended February 28, 2014, the aggregate principal amount into common stock at a conversion price of $.75 per share, resulting in the issuance of 1,493,333 shares of common stock. The remaining notes totaling $4,521,250 are payable in full between October 1, 2015 and March 6, 2016 and bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013.

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. The respective debt discounts, at the commitment dates, exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the three and nine months ended February 28, 2014 and 2013, the Company recognized approximately $402,000 and $3,450,000, and $977,000 and $1,235,000, respectively, in expense related to amortization of the debt discount. For the period October 28, 2003 through February 28, 2014, the Company recognized approximately $5,158,000 in expense related to amortization of the debt discount. The unamortized discounts are fully amortized upon the conversion of the Notes before maturity. Activity related to the Notes was as follows:

	February 28, 2014	May 31, 2013
Face amount of Notes	$7,221,250	$6,588,250

Unamortized discount	(2,290,019)	(4,539,886)
Exercise Right of Repayment	(250,000)	—
Conversions	(2,450,000)	(567,000)

Total carrying value of Notes	2,231,231	1,481,364
Short-term portion of Notes	(248,423)	(328,347)

Long-term portion of Notes	$1,982,808	$1,153,017

Note 5 - Stock Options and Warrants

The Company has one active stock-based equity plan at February 28, 2014. Pursuant to the 2004 Stock Incentive Plan, as amended, which was approved by the Company’s shareholders in 2005, the Company was authorized to grant options to purchase up to 7,600,000 shares of the Company’s common stock. On December 12, 2012, the Company’s shareholders approved, at its annual meeting, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which replaced the 2004 Stock Incentive Plan and provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards allowed under the 2012 Plan. As of February 28, 2014 the Company had 1,538,903 shares available for future stock-based grants under the 2012 Plan.

During the nine months ended February 28, 2014, the Company granted options to purchase a total of 299,452 shares of common stock to directors and an employee with exercise prices ranging from $.80 to $1.09 per share. The director option awards vest at 25% per quarter over one year and the employee award vests one-third annually with a five year term. The weighted average grant date fair value related to these options was $.49 per share.

During the nine months ended February 28, 2014, the Company granted options to purchase 305,000 shares of common stock to a consultant with an exercise price of $.75 per share and a grant-date fair value of $.43 per share. The options, which will terminate on September 4, 2018, vested as to 50,000 shares on the date of issuance and will vest at the monthly rate of 15,000 shares for each month during which the consulting agreement is in place. The consulting agreement, which has a term of 18 months, may be terminated for any reason after six months (See Note 10).

During the nine months ended February 28, 2014, the holder of a warrant covering 50,000 shares exercised the right to purchase such shares at $1.00 per share. Cash proceeds from the exercise of warrants were $50,000 and $192,500 for the nine months ended February 28, 2014 and 2013.

During the nine months ended February 28, 2014, the Company issued a warrant to purchase 50,000 shares of common stock at a purchase price of $.75 per share and with a term expiring November 1, 2016 in settlement of a claim for telecommunications services provided to the Company in the fall of 2012.

During the nine months ended February 28, 2014 the Company issued 11,153,850 common stock warrants to investors in the Company’s $14.5 million private equity offering (see Note 6). Investors in the offering purchased Units at $1.30 per Unit, consisting of two shares of common stock plus a warrant to purchase one share of common stock. Each Unit warrant has an exercise price of $.75 per share and a five-year term. In connection with this private placement and pursuant to the Placement Agent Agreement dated June 1, 2013 as amended, the Company issued to its Placement Agent, as additional compensation, a warrant covering 4,940,092 common shares with an exercise price of $.75 per share and a seven-year term. The warrants vest immediately, and had a grant-date fair value of $1.03 per share. The fair value of the warrants was included as a component of equity, increasing and decreasing equity for the fair value of the warrants.

Compensation expense related to stock options and warrants issued as compensation was approximately $298,000 and $784,400 and $473,000 and $2,827,000 for the three and nine months ended February 28, 2014 and February 28, 2013, respectively. The grant date fair value of options and warrants vested during the three and nine month periods ended February 28, 2014 and February 28, 2013 was approximately $417,000 and $1,991,400, and $378,000 and $8,773,000, respectively. As of February 28, 2014, there was approximately $1,390,200 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.98 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2013	18,146,938	$1.65	1.86	$140,321
Granted	18,114,156	$0.74
Exercised	(50,000)	$—
Forfeited/expired/cancelled	(4,240,767)	$1.53
Options and warrants outstanding – February 28, 2014	31,970,327	$1.15	3.39	$2,691,129

Outstanding exercisable – February 28, 2014	30,211,160	$1.15	3.38	$2,591,729

Note 6 - Private Equity Offering

On October 23, 2013, the Company completed a private equity offering (the “Offering”). Pursuant to the Offering, the Board authorized the sale of 11,153,850 Units at a price of $1.30 per Unit, for total gross proceeds of approximately $14.5 million. Each Unit consisted of two shares of common stock and one warrant to purchase common stock at an exercise price of $.75 per share. During the nine months ended February 28, 2014, the Company issued 20,989,494 shares of common stock. Additionally, as described in Note 4, certain convertible note investors also participated in the Offering, and converted approximately $857,000 in convertible notes and accrued interest into Units, resulting in the issuance of 1,318,206 shares of common stock. In conjunction with the Offering, the Company issued 11,153,850 warrants (see Notes 2 and 5 for a description of the warrants and offering costs related to the Offering).

Note 7 - Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

Note 8 - Related Party Transactions

As of February 28, 2014, the Company had a note payable to a director of the Company for $500,000. The term note is included in indebtedness to related parties on the consolidated balance sheet as of February 28, 2014. The note bears interest at an annual rate of 15%, and principal and interest are payable in full at the April 11, 2014 maturity date. Interest is payable in the form of shares of common stock not to exceed 150,000 shares at a fixed price of $.50 per share. For the three and nine months ended February 28, 2014, the Company has recorded approximately $18,500 and $56,100 in interest expense, respectively. As of February 28, 2014, the Company has recorded approximately $28,800 in common stock payable related to accrued interest.

During the year ended May 31, 2013, the Company issued a convertible note (see Note 4) to the above director. The note has a face value of $1,000,000, and interest is payable at a rate of 5% in cash semi-annually in arrears beginning on April 1, 2013. The principal of the note is payable in full at the October 16, 2015 maturity date. The note is convertible into common shares at a fixed conversion price of $.75 per share at any time at the election of the holder of the note. In conjunction with the note, the Company issued 1,333,333 detachable common stock warrants at an exercise price of $2.00 per share. The warrants expire on October 16, 2014. The Company recorded debt discounts related to the fair value of the warrants and the intrinsic value of the beneficial conversion feature at the commitment date of the note. As of February 28, 2014, the carrying value of this convertible note was approximately $457,000, which is included in convertible notes payable, net in long-term liabilities on the consolidated balance sheet. During the three and nine months ended February 28, 2014 and 2013, the Company recognized approximately $82,200 and $250,000 and $82,200 and $123,300 respectively, in interest expense related to the amortization of the above discounts.

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

The Transition Agreement also amended (A) the CytoDyn Inc. Stock Option Award Agreement, dated December 6, 2010, with Mr. Van Ness to provide for immediate vesting of all of the 500,000 options granted at $1.19 per share, and (B) the CytoDyn Inc. Stock Option Award Agreement, dated April 16, 2012, but effective as of August 9, 2011, with Mr. Van Ness to provide for (i) immediate vesting of 750,000 of the 1,500,000 options granted at $2.00 per share, and (ii) forfeiture of the remaining 750,000 options. In addition, the expiration date of the 25,000 options granted to Mr. Van Ness on September 22, 2010, as well as the options described above, is August 8, 2016. Pursuant to the terms of the Transition Agreement described above, as of February 28, 2014, the Company has accrued approximately $234,400 in severance liabilities. The Company accrued for the severance payable to Mr. Van Ness, as he has no significant continuing service obligation to the Company.

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

Effective January 20, 2014, CytoDyn Inc. (the “Company”) entered into two Project Work Orders (the “PWOs”) with its principal clinical research organization, Amarex Clinical Research, LLC (the “CRO”). The services to be provided under the PWOs are intended to facilitate the Company’s plan to expand and accelerate the concurrent evaluation of additional potential treatment applications of its principal product candidate, PRO 140.

The CRO has agreed to provide comprehensive clinical trial services in connection with two research studies involving PRO 140 currently under consideration. The estimated combined cost of the studies totals $9.3 million, of which $5.1 million relates to services to be provided directly by the CRO and the remainder to pass-through costs to be provided by third parties. Each PWO may be terminated by either party at any time upon 30 days’ prior written notice, provided the CRO will be entitled to payment for services provided through the date of termination, plus an amount equal to 30% of the remaining contract amount for direct services. The Company paid the CRO a total deposit of approximately $790,000 in December 2013. One of the research studies under consideration has since been postponed. The CRO has agreed not to impose a financial penalty and has further agreed to allow the Company to apply the portion of the December 2013 deposit related to this study of approximately $343,000 to all amounts due to the CRO.

Note 10 - Subsequent Events

Subsequent to quarter end and effective March 6, 2014, the holder of a six-month promissory note in the principal amount of $250,000, was repaid at maturity, along with accrued interest of $2,396.

On March 17, 2014, the Company tendered its 30-day notice to terminate a consultant to which it had previously granted an option covering 305,000 shares of common stock with an exercise price of $.75 per share. At the time of termination, 140,000 shares had vested and an additional 15,000 shares will vest within the notice period. As a consequence of the termination of the consulting agreement, an option covering 150,000 shares will be forfeited.

On the maturity date of April 11, 2014, the Company repaid a note payable to a director of the Company in the principal amount of $500,000 plus accrued interest at an annual rate of 15%, payable in the form of shares of common stock at a fixed price of $.50 per share. As such, 74,795 shares of common stock were issued for accrued interest payable of $37,397 at April 11, 2014.

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

Results of Operations

Results of operations for the three months ended February 28, 2014 and 2013 are as follows:

For the three months ended February 28, 2014 and February 28, 2013, we had no activities that produced revenues from operations.

For the three months ended February 28, 2014, we had a net loss of approximately $3,274,000 compared to a net loss of approximately $2,359,000 for the corresponding period in 2013. The increase in net loss of approximately $915,000 over the comparable three-month period in 2013 was due primarily to an increase of $1.6 million in research and development expense and a reduction of $225,000 in gain on settlement of accounts payable. The net effect of these changes was offset by a reduction of approximately $571,000 of non-cash expense related to the amortization of debt discount, coupled with a reduction of approximately $437,000 in general and administrative expenses.

For the three months ended February 28, 2014 and February 28, 2013, we incurred operating expenses of approximately $2,876,000 and $1,623,000, respectively. Operating expenses consist primarily of salaries and benefits, stock-based compensation, amortization of patents, professional fees, legal fees, research and development and various other operating expenses. The increase of $1,253,000 in operating expenses was primarily due to the increase in research and development, which we expect to continue to trend higher as we prepare to commence human clinical trials with our lead product candidate, PRO 140, and to concurrently explore other therapeutic opportunities for our monoclonal antibodies. The increase in research and development of $1.6 million was offset in part by a reduction of approximately $437,000 in general and administrative expenses driven by lower stock-based compensation, incentive compensation and outside professional services, but higher amortization.

As previously reported, the Company is pursuing two concurrent clinical trials for its lead product candidate, PRO 140. The first trial is being conducted pursuant to a clinical trial agreement between the Company and Drexel University College of Medicine (“Drexel”). This trial is funded primarily by an NIH grant to Drexel totaling approximately $8.4 million. Our second clinical trial is to evaluate PRO 140 as a treatment substitution therapy, whereby patients who are in need of a drug holiday (due to toxicity and side effects issues from their current drug regimen) will receive a mono-therapy in the form of a weekly injection of PRO 140 over four to eight weeks, while the patients’ viral load is monitored weekly. We recently engaged Amarex Clinical Research LLC (“Amarex”) to act as our clinical research organization for the treatment substitution clinical trial, which is self-funded. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation expense may also increase, as we continue to compensate consultants, directors and employees with common stock and stock options.

Interest expense for the three months ended February 28, 2014 is comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes, (ii) the amortization of debt issuance costs and (iii) accrued interest payable on outstanding notes. The amortization of debt discount of approximately $402,000 for the three months ended February 28, 2014 represents the amortization of the fair value of the related warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during the most recent quarter was disproportionately lower than the same period a year ago due to notes converted into shares of common stock in previous periods.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock, which would reduce future cash interest expense, and accelerate non-cash amortization of the debt discounts associated with the convertible notes. We anticipate that research and development costs during the three months ending May 31, 2014, will total at least $3.3 million, of which we had made an advanced deposit in December 2013 of approximately $790,000 to Amarex, which has been amortized down to approximately $287,000 as of February 28, 2014 and is expected to be fully amortized during the three months ending May 31, 2014. See Part II, Item 1A in this report.

Results of operations for the nine months ended February 28, 2014 and 2013 are as follows:

For the nine months ended February 28, 2014 and February 28, 2013, we had no activities that produced revenues from operations.

For the nine months ended February 28, 2014, we had a net loss of approximately $9.4 million, as compared to a net loss of approximately $7.1 million for the similar 2013 period. The increased net loss for 2014 over 2013 was primarily due to increased research and development expense and higher interest expense offset in part by a reduction of approximately $2.9 million in general and administrative expenses. The $2.7 million increase in interest expense was attributable to non-cash interest expense related to the amortization of debt discount and to a non-cash interest charge arising from the inducement of certain note conversions.

For the nine months ended February 28, 2014, operating expenses of $5.5 million declined approximately $600,000 from the comparable 2013 period due to lower general and administrative and legal expenses, offset in part by higher research and development expenses. The decline in general and administrative expenses was attributable to lower stock-based compensation and salaries. Higher research and development expenses reflect increased activities to prepare our PRO 140 monoclonal antibody for the two Drexel clinical trials and our self-funded treatment substitution clinical trial.

Interest expense for the nine months ended February 28, 2014 was comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes, (ii) a non-cash charge of approximately $193,000 related to the fair value of warrants issued to induce the conversion of certain promissory notes, (iii) the amortization of debt issuance costs and (iv) accrued interest payable on outstanding notes. The amortization of debt discount of approximately $3.5 million for the nine months ended February 28, 2014 represents the amortization of the fair value of the related warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during this period also includes a disproportionate amount of debt discount arising from the conversion of the notes into common stock. For the similar period in 2013, the long-term convertible promissory notes had been outstanding for approximately 135 days as compared to approximately 274 days in the nine months ended February 28, 2014. In addition, the Company issued $1.2 million of short-term convertible notes in July 2013, thereby increasing the lack of comparability of total interest expense between the two nine-month periods.

Liquidity and Capital Resources

The Company’s cash position for the nine months ended February 28, 2014 increased to approximately $7,400,000 as compared to approximately $604,000 as of May 31, 2013.

On February 28, 2014, working capital was approximately $ 5,683,000 as compared to negative working capital of approximately $(2,388,000) at May 31, 2013. The Company’s improved liquidity position was the result of its previously reported $14.5 million private equity offering completed on October 23, 2013.

Cash Flows

Net cash used in operating activities totaled approximately $5,636,000 during the nine months ended February 28, 2014, which reflects an increase of approximately $3,240,000 from net cash used in operating activities of approximately $2,396,000 for the nine months ended February 28, 2013. The $5,636,000 of net cash used in operating activities for the nine months ended February 28, 2014 represents the effect of a $9.4 million net loss combined with a $552,000 decrease in payables and accrued liabilities, offset in part by non-cash expenses totaling approximately $4.7 million related to amortization of debt discount, the issuance of warrants to induce the conversion of debt into stock, stock-based compensation and depreciation and amortization.

Net cash used in investing activities totaled approximately $11,200 during the nine months ended February 28, 2014, which reflects a decrease of approximately $3,500,000 from net cash used in investing activities for the nine months ended February 28, 2013 attributable to the acquisition of PRO 140 during the comparable 2013 period.

Net cash provided by financing activities of approximately $12,439,000 for the nine months ended February 28, 2014 increased approximately $6,400,000 over the comparable nine-month period ended February 28, 2013 as a result of a private equity offering that provided net cash of approximately $11,559,000 after offering costs of approximately $2.0 million. Additionally, during the nine months ended February 28, 2014, $1.2 million of convertible notes payable were issued, $250,000 was repaid and warrants were exercised for 50,000 shares of common stock at a price of $1.00 per share.

As reported in the accompanying financial statements, for the nine months ended February 28, 2014 and February 28, 2013, and since October 28, 2003 through February 28, 2014, we incurred net losses of approximately $9,436,000 and $7,083,000 and $41,836,000, respectively. As of February 28, 2014, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and to achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes and related party notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources.

As previously noted, since October 28, 2003, we have financed our operations largely from the sale of common stock and preferred stock and proceeds from various notes payable. From October 28, 2003 through February 28, 2014, we raised cash of approximately $21,384,000 (net of offering costs) through private placements of common and preferred stock and approximately $9,825,000 through the issuance of related party notes payable and convertible notes. Additionally, the Company raised approximately $612,000 from the issuance of common stock and preferred stock in conjunction with certain acquisitions in prior years. We have raised approximately $606,000 through the exercise of common stock warrants and options. In April 2010, our shareholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000 shares.

As of the date of this filing, it is management’s conclusion that the probability of achieving certain future scientific research milestones is not reasonably determinable, such that the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and therefore are not currently accruable.

Since October 28, 2003 through February 28, 2014, we have incurred approximately $5,767,000 of research and development costs and approximately $35,766,000 in operating expenses. We have incurred significant net losses and negative cash flows from operations since our inception. As of February 28, 2014, we had an accumulated deficit of approximately $43,438,000 and positive working capital of approximately $5,683,000.

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

Disclosure Controls and Procedures

As of February 28, 2014, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 28, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2014 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 28, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	our stock price, which, if it declines, would serve as a disincentive to holders of the Company’s convertible promissory notes, totaling approximately $4.5 million at February 28, 2014, to exercise their conversion rights, thereby prolonging our interest expense burden and increasing the probability that repayment of principal of $0.3 million will be required in fiscal 2014, none in fiscal 2015, and $4.3 million in fiscal 2016;

•	the costs of clinical trials of PRO 140 and other development activities conducted by us directly, and our ability to successfully conclude the studies and achieve favorable results;

•	our ability to attract strategic partners to pay for or share costs related to our product development efforts;

•	the costs and timing of seeking and obtaining regulatory approvals and making related milestone payments due to Progenics Pharmaceuticals, Inc. (“Progenics”), from which we acquired our PRO 140 product candidate, and other third parties;

•	the costs of filing, prosecuting, maintaining and enforcing patents and other intellectual property rights and defending against potential claims of infringement;

•	decisions to hire additional scientific or administrative personnel or consultants;

our ability to manage administrative and other costs of our operations; and

•	the presence or absence of adverse developments in our collaborative research program.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

•	the ability to maintain and benefit from our Clinical Trial Agreement with Drexel;

•	the costs and results of clinical trials we are undertaking or may in the future pursue with PRO 140;

•	the time and costs involved in obtaining regulatory approvals;

•	whether or not we receive additional cash upon the exercise of our outstanding common stock warrants;

•	whether or not we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

•	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

•	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and shareholder interests.

If we fail to raise additional funds on a timely basis we will need to scale back our business plans or may even be forced to discontinue our operations. Our business, financial condition, and stock price would be negatively affected by any of these outcomes.

We have significant debt as a result of prior financings, all of which is scheduled to mature at various dates over the next two years. Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

Our level of debt, which includes convertible promissory notes totaling $4.5 million and other promissory notes in the amount of $0.5 million at February 28, 2014, could have significant consequences for our future operations, including, among others:

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

Certain proposed clinical trials of PRO 140 depend on funding from the NIH grants awarded to Drexel and its principal investigator, Dr. Jeffrey M. Jacobson.

Prior to our acquisition of PRO 140, Progenics and Drexel and its principal investigator, Dr. Jeffrey M. Jacobson, were awarded various grants from the NIH to fund clinical trials of PRO 140, including two grants that remain open. Our ability to benefit commercially from this continued funding, is dependent on Dr. Jacobson’s cooperation in structuring the protocols for the NIH-funded clinical trials in a manner that facilitates efforts to maintain PRO 140’s “fast track” drug candidate designation by the United States Food and Drug Administration (“FDA”) and obtain regulatory approval of commercially viable uses of PRO 140 in HIV-infected patients. We believe these clinical trials will constitute a Phase IIb study of PRO 140, but there can be no assurance that will be the case. If study protocols are not designed in a manner that provides commercial and regulatory benefits for us or if NIH funding is not awarded, withdrawn, or proves insufficient, we will need significant additional financing to continue to self-fund our trials, including our treatment substitution clinical trial and our expected costs and time to completion would increase significantly, which could have a material adverse effect on our results of operations and financial condition.

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

The commencement and completion of clinical trials conducted by Drexel or which we are undertaking ourselves could be delayed or prevented by many factors, including, but not limited to:

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

Our business depends on the skills, performance, and dedication of our directors, executive officers and key scientific and technical advisors. All of our current scientific advisors are independent contractors and are either self-employed or employed by other organizations. As a result, they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, which may affect their ability to provide services to us in a timely manner. We may need to recruit additional directors, executive management employees, and advisors, particularly scientific and technical personnel, which will require additional financial resources. In addition, there is currently intense competition for skilled directors, executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. If we are unable to attract and retain persons with sufficient scientific, technical and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our operations and financial condition.

We do not have internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.

We currently have no research and development staff or coordinators. We rely and intend to continue to rely on third parties for many of these functions. For example, our chief medical officer is employed by NDA Partners, an outside consultant assisting us with preparations for our clinical trials. We also recently engaged Amarex Clinical Research, LLC (“Amarex”) to act as our clinical research organization for our treatment substitution clinical trial. As a result, we will be dependent on consultants and strategic partners in our development and commercialization activities, and it may be administratively challenging to monitor and coordinate these relationships. If we are unable to successfully manage our relationships with third parties, we may not be able to successfully manage development, testing, and approval of our PRO 140 drug candidate or other products or commercialize any products that are approved.

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

We may seek to enter into a strategic alliance with a pharmaceutical company for the further development and approval of one or more of our product candidates. Strategic alliances may provide us with additional funds, expertise, access, and other resources in exchange for exclusive or non-exclusive licenses or other rights to the technologies and products that we are currently developing or may explore in the future. We cannot give any assurance that we will be able to enter into additional strategic relationships with a pharmaceutical company or others in the near future or at all, or maintain our current relationships. In addition, we cannot assure you that any agreements we do reach will achieve our goals or be on terms that prove to be economically beneficial to us. When we do enter into strategic or contractual relationships, we become dependent on the successful performance of our partners or counter-parties. If they fail to perform as expected, such failure could adversely affect our financial condition, lead to increases in our capital needs, or hinder or delay our development efforts.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize PRO 140 or any other drug candidates, we must adequately demonstrate to the FDA and any non-U.S. regulatory authorities in jurisdictions in which we seek approval that it or any other product candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials, we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. If clinical work by us or others leads to undesirable adverse effects in patients, it could delay or prevent us from furthering the regulatory approval process or cause us to cease clinical trials with respect to any drug candidate. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price would be negatively affected.

Our drug candidates are subject to the risks of failure inherent in drug-related product development. Preclinical studies may not yield results that adequately support our regulatory applications. Even if these applications are filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. In addition, even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or non-U.S. regulatory authorities. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business, results of operations and financial condition would be harmed.

Our competitors may develop drugs that are more effective, safer and less expensive than ours.

We are engaged in the HIV treatment sector of the biopharmaceutical industry, which is intensely competitive and changes rapidly. There are current treatments that are quite effective at controlling the effects of HIV, and we expect that new developments by other companies and academic institutions in the areas of HIV treatment will continue. If approved for marketing by the FDA, depending on the approved clinical indication, our drug candidates may be competing with existing and future antiviral treatments for HIV.

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

The development and sale of medical products exposes us to the risk of significant damages from product liability and other claims. The use of our drug candidates in clinical trials may result in adverse effects. We cannot predict all the possible harms or adverse effects that may result. We do not maintain product liability insurance, but plan to obtain product liability insurance, if required, prior to the commencement of further clinical trials of PRO 140. We may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if we do later become insured. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

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

In March 2011, we disclosed that certain of our shares sold between 2008 and the date of disclosure may have been sold in violation of the United States federal and state securities laws and those of certain foreign jurisdictions. For further information on the sale of securities in violation of applicable securities laws, please see Note 3 to our Consolidated Financial Statements included in this Form 10-Q. Management’s analysis, based upon various statutes of limitations, among other issues, indicates that the Company’s estimated rescission liability as of February 28, 2014, has declined to a total of $378,000. Since the issue of potential rescission liability was first disclosed by the Company in early 2011, no investor has asserted rescission rights.

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

The Company issued 157,154 shares of common stock upon the conversion of a Bridge Note in the principal amount of $100,000 plus accrued interest, effective January 3, 2014.

On January 15, 2014, the Company issued a warrant to purchase 50,000 shares of common stock at a purchase price of $.75 per share and with a term expiring November 1, 2016 in settlement of a claim for telecommunications services provided to the Company in the fall of 2012.

The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the above described note conversion and warrant issuance.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

10.1	Clinical Trial Agreement dated February 7, 2014, between CytoDyn Inc. and Philadelphia Health & Education Corporation dba Drexel University College of Medicine (“Drexel”).

10.2	Amendment to Clinical Research Collaboration Agreement dated February 7, 2014, between CytoDyn Inc. and Drexel.

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 11, 2014	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 11, 2014	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and
Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

10.1	Clinical Trial Agreement dated February 7, 2014, between CytoDyn Inc. and Philadelphia Health & Education Corporation dba Drexel University College of Medicine (“Drexel”).

10.2	Amendment to Clinical Research Collaboration Agreement dated February 7, 2014, between CytoDyn Inc. and Drexel.

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document