Form 10-K
period 2014-05-31
CYTODYN INC
filed 2014-07-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Registrant’s Telephone Number, including area code: (360) 980-8524

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $67,262,130 (as of November 29, 2013).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 30, 2014, the registrant had 55,753,311 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders	Part III

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2014

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance and actual results could differ materially from those contained in or expressed by such statements. In evaluating all such statements we urge you to specifically consider various risk factors identified in this prospectus, including the matters set forth under the heading “Risk Factors,” any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information on current business plans. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: (i) general economic and business conditions, (ii) changes in foreign, political, and social conditions, (iii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process, (iv) our ability to achieve approval of a marketable product, (v) design, implementation and conduct of clinical trials, (vi) the results of our clinical trials, including the possibility of unfavorable clinical trial results, (vii) the market for, and marketability of, any product that is approved, (viii) the existence or development of vaccines, drugs, or other treatments for infection with the Human Immunodeficiency Virus that are viewed by medical professionals or patients as superior to our products, (ix) the specific risk factors discussed under the heading “Risk Factors” below, and (x) various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements.

We intend that all forward-looking statements made in this annual report will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

PART I

Item 1.	Business.

Overview / Corporate History

CytoDyn Inc. is a Colorado corporation with its principal business office at 1111 Main Street, Suite 660, Vancouver, Washington 98660. Our website can be found at www.cytodyn.com. We do not intend to incorporate any contents from our website into this annual report. Unless the context otherwise requires, references in this annual report to “CytoDyn,” the “Company,” “we,” “our,” or “us” are to CytoDyn Inc. and its subsidiaries.

We are a publicly traded biotechnology company focused on developing and potentially marketing a class of therapeutic monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection. Our lead product candidate, PRO 140, belongs to a class of HIV therapies known as entry inhibitors. These therapies potentially block HIV from entering into and infecting certain cells. Although CytoDyn intends to focus its efforts on PRO 140, the Company also holds certain rights in two proprietary platform technologies: Cytolin®, a monoclonal antibody targeting HIV with a mechanism of action which may prove to be synergistic to that of PRO 140 and other treatments; and CytoFeline™, a monoclonal antibody targeting Feline Immunodeficiency Virus (“FIV”).

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

PRO 140 was originally developed by Progenics Pharmaceuticals, Inc. (“Progenics”), which led, and contributed to funding of, PRO 140 development and trials through 2011. We acquired the asset from Progenics in October 2012. Jeffrey M. Jacobson, M.D., Professor of Medicine, Microbiology and Immunology, Chief, Drexel University College of Medicine (“Drexel”), has conducted prior research relating to PRO 140, and is continuing to pursue two clinical trials partially funded through two grants awarded to Drexel and Dr. Jacobson by the National Institutes of Health (“NIH”). We have also initiated steps to explore additional therapeutic indications for PRO 140 under our own auspices, primary among which is our current clinical trial exploring PRO 140 as a short-term treatment substitution for existing drug regimens.

To facilitate our self-funded and sponsored clinical research plans, we have engaged Amarex Clinical Research, LLC (“Amarex”), our principal contract research organization, to provide comprehensive clinical trial services with respect to our treatment substitution study, including managing our chemistry and manufacturing control (“CMC”) activities. The estimated cost for this study is approximately $3.7 million, of which $1.0 million represents estimated direct service fees payable to Amarex. Under the terms of our agreement with Amarex, we are required to pay Amarex 30% of the unpaid balance of direct service fees upon early termination of the agreement. We paid Amarex a combined deposit of approximately $790,000 in December 2013 and have an unamortized balance of $256,800 as of May 31, 2014.

In furtherance of our business strategy and subsequent to fiscal year-end 2014, the Company has entered into a manufacturing agreement with a contract manufacturing organization to initiate preparations for the potential future manufacturing of additional PRO 140.

To date, PRO 140 has only been tested and administered to test subjects either intravenously or as a subcutaneous injection. We believe that, if PRO 140 is approved for use as an injectable by the FDA, it may nonetheless be an attractive and marketable therapeutic option (for patients with healthy CCR5), particularly in the following scenarios:

•	Patients desiring a break from existing treatment regimens, whether due to side-effects or for personal reasons;

•	Patients with difficulty adhering to daily drug regimens;

•	Patients who poorly tolerate existing therapies;

•	Patients with compromised organ function, such as HCV co-infection; and

•	Patients with complex concomitant medical requirements.

We believe PRO 140 has demonstrated potent (as compared to existing treatments) antiretroviral activity and an encouraging safety profile in prior clinical testing, that PRO 140 has the potential to be the first long-acting (weekly or every other week), self-administered HIV therapy, and that PRO 140 may inhibit CCR5-tropic HIV while preserving CCR5’s natural activity. PRO 140 also appears to broadly inhibit drug-resistant CCR5-tropic HIV viruses, including one resistant to small-molecule anti-CCR5 HIV therapies. (PRO 140 has no effect on strains of HIV that enter through the CXCR4 cell portal.) Overall, we believe PRO 140 represents a distinct class of CCR5 inhibitors with unique virological and immunological properties and may provide another distinct tool to treat HIV-infected subjects.

Current Clinical Trials

PRO 140 is currently being studied in three clinical trials. Two studies are led by Drexel and Dr. Jeffrey Jacobson. These studies are funded directly through grants from NIH. Pursuant to a clinical trial agreement with us, Drexel is now carrying the investigational new drug (“IND”) application. As such, the Company is precluded from commenting on the Drexel sponsored studies. A third clinical trial of PRO 140 commenced in May 2014 and is sponsored and funded by the Company. This Phase 2b trial is known as “treatment substitution.”

Our ongoing treatment substitution study has two objectives: (1) to assess the efficacy of PRO 140 monotherapy for the maintenance of viral suppression after being used in substitution of a patient’s antiretroviral therapy regimen and (2) to assess the clinical safety and tolerability parameters for PRO 140 following use in substitution of antiretroviral therapy. The study protocol requires patients to be stable on combination antiretroviral therapy. The current trial design provides that patients will be shifted from combination antiretroviral regimen to PRO 140 monotherapy for 12 weeks. Total treatment duration with PRO 140 will be up to 14 weeks with one week overlap of existing retroviral regimen and PRO 140 at the beginning of the study period and also one week of overlap at the end in subjects who did not experience virologic failure. PRO 140 is being administered as a 350mg subcutaneous dosage weekly for up to 14 weeks and participants are monitored for viral rebound on a weekly basis.

Other Product Candidates

A second product candidate, Cytolin, is also a humanized monoclonal antibody for the treatment of HIV infection. It targets a normal cell molecule called CD11a, part of the heterodimer that makes up the cell adhesion molecule lymphocyte function cell associated antigen. Published reports have suggested that blocking or engaging CD11a might limit or prevent HIV infection of CD4 cells and monocytes.

We acquired rights to Cytolin in October 2003 pursuant to an agreement with CytoDyn of New Mexico, Inc. (“CytoDyn NM”). As part of the transaction, we acquired the drug candidate Cytolin and were assigned rights under the patent license agreement dated July 1, 1994, between CytoDyn NM and Allen D. Allen, covering United States Patent No. 5,651,970 (which describes a method for treating HIV disease with the use of monoclonal antibodies), including the worldwide, exclusive right to develop, market and sell compounds disclosed by the patent, to practice methods taught by the patent, and to exploit specified technology related to the patent. This patent is for a murine (mouse) version of the drug. The license agreement expires on the original expiration date of the patent in July 2014. On September 23, 2011, the Company filed a provisional patent application (Serial No. 61/534,942) in the United States for its humanized version of Cytolin. On September 13, 2012, we filed an international patent application (Serial No. PCT/US2012/055132) claiming priority to a United States provisional patent application for our humanized version of Cytolin.

In May 2011, we formed CytoDyn Veterinary Medicine LLC (“CVM”) to explore the possible application of feline reactive monoclonal antibodies for the treatment of Feline Immunodeficiency Virus (“FIV”). On June 17, 2011, the Company filed a provisional patent application in the United States (Serial No. 61/498,029) for the use of these antibodies, as well as selected small molecule antagonists and agonists for the treatment of FIV. On June 15, 2012, the Company filed an international patent application (Serial No. PCT/US2012/042693) claiming priority to this provisional patent application. CytoFeline is the Company’s proprietary product targeted to treat FIV.

Until the clinical trials for PRO 140 have advanced further, we do not plan to devote any resources towards the development, research, testing, approval, or commercialization of Cytolin or CytoFeline.

PRO 140 Acquisition

We acquired PRO 140, as well as certain other related assets, including the existing inventory of PRO 140 bulk drug substance, intellectual property, and FDA regulatory filings, pursuant to an Asset Purchase Agreement, dated as of July 25, 2012 (the “Progenics Agreement”), between CytoDyn and Progenics. The terms of the Progenics Agreement provided for an initial cash payment of $3,500,000, which was paid at closing in October 2012, as well as the following milestone payments and royalties to be paid to Progenics in the future: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of 5% of net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years following the first commercialization sale of PRO 140, in each case determined on a country-by-country basis. The foregoing summary of the Progenics Agreement is qualified in its entirety by reference to the full terms of the Progenics Agreement, which is incorporated by reference as an exhibit to this report.

Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to us in the PRO 140 transaction, pursuant to which we must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. The foregoing summary of the PDL License is qualified in its entirety by reference to the full terms of the Progenics Agreement, which is incorporated by reference as an exhibit to this report.

As part of our acquisition of PRO 140, we entered into a collaboration agreement with Drexel, under which CytoDyn has provided Drexel with the necessary quantity of PRO 140 to conduct certain clinical trials. CytoDyn will have access to all clinical trial data and the right to use such data. During fiscal 2014, CytoDyn fulfilled its obligation to Drexel to deliver finished drug product for use in its clinical trials.

Patents and Proprietary Technology

Protection of our intellectual property rights is important to our business. We may file patent applications in the U.S., Canada, and Japan, European countries that are party to the European Patent Convention and other countries on a selective basis in order to protect inventions we consider to be important to the development of our business.

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

Patents may not enable us to preclude competitors from commercializing drugs in direct competition with our products, and consequently may not provide us with any meaningful competitive advantage. See related risk factors under Item 1A “Risk Factors” below. We may also rely on trade secrets and proprietary know-how to develop and attempt to achieve a competitive position with our product candidates. We generally require our employees, consultants and partners who have access to our proprietary information to sign confidentiality agreements in an effort to protect our intellectual property.

Information with respect to our current patent portfolio is set forth below.

	Number of Patents		Expiration Dates(1)	Number of Patent Applications
Product Candidates	U.S.	International		U.S.	International
PRO 140	15	26	2015-2031	7	16
Cytolin	—	—	2014	1	—
CytoFeline	—	—	—	2	3

(1)	Patent term extensions and pending patent applications may extend periods of patent protection.

Research, development and commercialization of a biopharmaceutical product often require choosing between alternative development and optimization routes at various stages in the development process. Preferred routes depend upon current—and may be affected by subsequent—discoveries and test results, availability of financial resources, and other factors, and cannot be identified with certainty. There are numerous third-party patents in fields in which we work, and we may need to obtain licenses under patents of others in order to pursue a preferred development route of one or more of our product candidates. The need to obtain a license would decrease the ultimate value and profitability of an affected product. If we cannot negotiate such a license, we might have to pursue a less desirable development route or terminate the program altogether. See Item 1A “Risk Factors” below.

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

Registrational Clinical Trials Process

Described below is the traditional registrational drug development track. The Company’s current business strategy is to focus primarily on its PRO 140 treatment substitution clinical trial, which it sponsors and funds. Additional clinical studies of the Company’s lead product candidate, PRO 140, are being sponsored by Drexel and funded at least in part by the NIH but are less critical to the viability of our business.

Phase 1

Phase 1 includes the initial introduction of an investigational new drug or biologic into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in a small number of healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects are obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. Phase 1 studies of Pro 140 have been conducted and completed by or on behalf of Progenics by Dr. Jacobson and others prior to our acquisition of PRO 140.

Phase 2

Phase 2 includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, often involving several hundred people. In some cases, depending upon the need for a new drug, a particular drug candidate may be licensed for sale in interstate commerce after a “pivotal” Phase 2 trial.

Phase 2 is often broken into Phase 2a, which can be used to refer to “pilot trials,” or more limited trials evaluating exposure response in patients, and Phase 2b trials that are designed to evaluate dosing efficacy and ranges. We believe studies conducted under the direction of Dr. Jacobson at Drexel will collectively constitute a Phase 2b trial. The Company’s treatment substitution clinical trial is a Phase 2b trial.

Phase 3

Phase 3 studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually involve significantly larger groups of patients, and considerable additional expense. We are required to pay significant fees to third parties if we initiate a Phase 3 trial of PRO 140. See the discussion under the subheading “PRO 140 Acquisition” in this Item 1 above.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our development efforts may compete with more established biotechnology companies that have significantly greater financial and managerial resources than we do.

Advancing PRO 140 is our highest priority. PRO 140 blocks a cell receptor called CCR5, which is the entry point for most strains of HIV virus. Pfizer’s maraviroc (Selzentry®) is the only currently approved CCR5 blocking agent. Another recent entry into the HIV treatment space is Truvada, an HIV drug produced by Gilead Sciences, Inc. Both of these drugs must be taken daily and are believed to have significant side effects. For these reasons, we believe that our lead product, PRO 140, a monoclonal antibody may prove to be useful in patients that cannot tolerate existing HIV therapies or desire a respite from those therapies. Nonetheless, manufacturers of current therapies, such as Pfizer and Gilead Sciences, are very large, multi-national corporations with significant resources. We expect that these companies will compete fiercely to defend and expand their market share.

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

Our competitors may succeed in developing potential drugs or processes that are more effective or less costly than any that may be developed by us or that gain regulatory approval prior to our potential drug candidates. Worldwide, there are many antiviral drugs for treating HIV. In seeking to manufacture, distribute and market the potential drugs we hope to have approved, we face competition from established pharmaceutical companies. All of our potential competitors have considerably greater financial and management resources than we possess. We also expect that the number of our competitors and potential competitors will increase as more potential drugs receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing HIV treatments.

Research and Development Costs

Our research and development expenses totaled approximately $4.0 million and $0.6 million for the fiscal years ended May 31, 2014 and May 31, 2013, respectively. We expect that research and development expenses will continue to be a significant expense as we seek to develop our current and future product pipeline.

Employees and Consultants

We have three full-time employees, our CEO, CFO and Director of Accounting, as well as several independent consultants assisting us with our Phase 2b clinical trials of PRO 140. There can be no assurance that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

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

We are a biotechnology company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

We have not generated any revenue from product sales, licensing, or other potential sales to date. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. Our current drug candidate is in the early stages of testing, and we or our current and future partners must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales. We expect to incur losses for at least several more years as we continue development of, and seek regulatory approvals for, our drug candidate and commercialize any approved product usages. If our current drug candidate fails to gain regulatory approval, or if it or other candidates we own do not achieve approval and market acceptance, we will not be able to generate any revenue, or explore other opportunities to enhance shareholder value, such as through a sale. If we fail to generate revenue and eventually become and remain profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

We will need substantial additional funding, which may not be available or, if it is available, such financing may substantially dilute our existing shareholders.

The discovery, development, and commercialization of new treatments, such as our PRO 140 product candidate, entail significant costs. As a result, to the extent our product candidate by us or our partners continues to appear promising and we elect to fund its further development and commercialization, we will need to raise additional capital, or enter into strategic partnerships, to enable us to:

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	pay required license fees, milestone payments, and maintenance fees;

•	develop, test, and, if approved, market our product candidates;

•	acquire or license additional internal systems and other infrastructure; and

•	hire and support additional management and scientific personnel.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through strategic alliances. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, collaborative development programs or future commercialization initiatives. In addition, any additional funding that we do obtain will dilute the ownership held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock is lower at the time of any financing then it is now. The economic dilution to shareholders will be significant if our stock price does not increase significantly, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this future financing. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial condition and stock price would be adversely affected.

The amount of financing we require will depend on a number of factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our stock price, which, if it declines, would serve as a disincentive to holders of the Company’s convertible promissory notes, totaling approximately $4.3 million in face amount of notes at May 31, 2014, to exercise their conversion rights, thereby prolonging our interest expense burden and increasing the probability that repayment of principal of $4.3 million will be required in fiscal 2016;

•	the costs of clinical trials of PRO 140 and other development activities conducted by us directly, and our ability to successfully conclude the studies and achieve favorable results;

•	our ability to attract strategic partners to pay for or share costs related to our product development efforts;

•	the costs and timing of seeking and obtaining regulatory approvals and making related milestone payments due to Progenics and other third parties;

•	the costs of filing, prosecuting, maintaining and enforcing patents and other intellectual property rights and defending against potential claims of infringement;

•	decisions to hire additional scientific or administrative personnel or consultants;

•	our ability to manage administrative and other costs of our operations; and

•	the presence or absence of adverse developments in our research program.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

•	the costs and results of clinical trials we are undertaking or may in the future pursue with PRO 140;

•	the ability to maintain and benefit from our clinical trial agreement with Drexel;

•	the time and costs involved in obtaining regulatory approvals;

•	whether our outstanding convertible notes are converted into equity or we receive additional cash upon the exercise of our outstanding common stock warrants;

•	whether we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

•	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

•	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and shareholder interests.

If we fail to raise additional funds on a timely basis we will need to scale back our business plans, which would adversely affect our business, financial condition, and stock price, and we may even be forced to discontinue our operations and liquidate our assets.

We have significant debt as a result of prior financings, all of which is scheduled to mature at various dates in less than two years. Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

Our level of debt, which includes convertible promissory notes totaling $4.3 million in face amount at May 31, 2014, could have significant consequences for our future operations, including, among others:

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

Under the Progenics Agreement, we must pay to Progenics and third party licensors significant milestone payments and royalties. For more information, please see the Progenics Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2012, and the PDL License Agreement, which is filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the SEC on August 29, 2013. In order to make the various milestone payments that are required, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of any future sales if we do receive regulatory approval and seek to commercialize PRO 140.

Certain clinical trials of PRO 140 depend on funding from the NIH grants awarded to Drexel and its principal investigator, Dr. Jeffrey M. Jacobson.

Prior to our acquisition of PRO 140, Progenics and Drexel and its principal investigator, Dr. Jeffrey M. Jacobson, were awarded various grants from the NIH to fund clinical trials of PRO 140, including two grants that remain open. Our ability to benefit commercially from this continued funding will depend on whether Dr. Jacobson’s protocols are structured in a manner that facilitates efforts to maintain PRO 140’s “fast track” drug candidate designation by the United States Food and Drug Administration (“FDA”) and obtain regulatory approval of commercially viable uses of PRO 140 in HIV-infected patients. We believe these clinical trials may constitute a Phase 2 study of PRO 140, but there can be no assurance that will be the case. If study protocols are not designed in a manner that provides commercial and regulatory benefits for us or if NIH funding is not maintained, is withdrawn, or proves insufficient, we will need significant additional financing to continue to self-fund our trials, including our treatment substitution trial, and our expected costs and time to completion would increase significantly, which could have a material adverse effect on our results of operations and financial condition.

Clinical trials are expensive, time-consuming and subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use and any safety concerns relating to a drug candidate. We estimate that it will take at least three years to complete the necessary clinical trials, obtain regulatory approval from the FDA or other non-U.S. regulatory agency, and begin to commercialize PRO 140, even if trials are successful. Clinical trials for our other drug candidates, including Cytolin, may take significantly longer to complete, if they are pursued at all.

The commencement and completion of clinical trials conducted by Drexel or which we are undertaking ourselves could be delayed or prevented by many factors, including, but not limited to:

•	our ability to obtain regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners consider appropriate for timely development;

•	our ability to identify and reach agreement on acceptable terms with prospective clinical trial sites and entities involved in the conduct of our clinical trials;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition with other clinical trials for patients, limited numbers of patients that meet the enrollment criteria, or the introduction of alternative therapies or drugs by others;

•	unforeseen issues with our relationship with our contract clinical management services provider;

•	delays in paying third-party vendors of biopharmaceutical services;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues; or

•	inadequate supply of clinical trial materials.

Testing of our primary product candidate, PRO 140, is in early stages and our clinical trial results may not ultimately confirm initial positive indications, which would materially and adversely affect our business, financial condition and stock price.

Our efforts to commercialize PRO 140 are dependent on obtaining FDA or other non-U.S. regulatory agency approval of its use in HIV-infected patients. Although early test results are positive, the process of obtaining approval of a drug product for use in humans is extremely lengthy and time-consuming, and numerous factors may prevent our successful development of PRO 140, including negative results in future clinical trials, the development by competitors of other products with equal or better results, or inability to obtain sufficient additional funding to continue to pursue development. In addition, although PRO 140 has not demonstrated significant immunogenic response in trials conducted to date, these completed trials have been quite short (up to three weeks) and further trials are needed to determine whether the length of time until development of immunogenic response in humans is long enough for PRO 140 to be a viable treatment regimen. Failure to successfully develop PRO 140 would have a material and adverse effect on our business, financial condition and stock price, and would threaten our ability to continue to operate our business, particularly since PRO 140 is the only product candidate we are actively pursuing at this time.

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

We currently have no research and development staff or coordinators. We rely and intend to continue to rely on third parties for many of these functions. We engaged Amarex Clinical Research, LLC (“Amarex”), a full service clinical research organization, to manage our treatment substitution clinical trial and CMC endeavors. As a result, we will be dependent on consultants and strategic partners in our development and commercialization activities, and it may be administratively challenging to monitor and coordinate these relationships. If we are unable to successfully manage our relationships with third parties, we may not be able to successfully manage development, testing, and approval of our PRO 140 drug candidate or other products or commercialize any products that are approved, which would have a material and adverse effect on our business, financial condition and stock price.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of product candidates, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

We are dependent on third parties for important aspects of our product development strategy. We do not have the required financial and human resources to carry out independently the pre-clinical and clinical development for our product candidate, and do not have the capability or resources to manufacture, market or sell our current product candidates. As a result, we contract with and rely on third parties for important functions, including testing, storing, and manufacturing our products and managing and conducting clinical trials from which we may obtain a benefit. We have recently entered into several agreements with third parties for such services. If problems develop in our relationships with third parties, or if such parties fail to perform as expected, it could lead to delays or lack of progress, significant cost increases, changes in our strategies, and even failure of our product initiatives.

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

One or more patients in our study may experience virologic failure, which could result in termination of our clinical trials.

As part of the PRO 140 Phase 2b study, consenting subjects will be shifted from their combination antiretroviral regimen to PRO 140 monotherapy for 12 weeks. Total treatment duration with PRO 140 will be 14 weeks, with one week overlap with existing retroviral regimen and PRO 140 at the beginning of treatment and one week overlap at the end of treatment in subjects who do not experience virologic failure. Virologic failure is a risk related to HIV treatment failure, which occurs when a therapy fails to suppress the amount of virus in a person’s blood. Factors that can contribute to virologic failure include drug resistance, drug toxicity, and poor treatment adherence. Virologic failure can lead to development of drug resistance, limit future treatment options, and increase risk of negative clinical events, which could result in patient injury or death. If any of these risks occur, our study would likely fail to achieve the results we need for our trials to continue.

Our competitors may develop drugs that are more effective, safer and less expensive than ours.

We are engaged in the HIV treatment sector of the biopharmaceutical industry, which is intensely competitive and changes rapidly. Current treatments are quite effective at controlling the effects of HIV, and we expect that new developments by other companies and academic institutions in the areas of HIV treatment will continue. If approved for marketing by the FDA, depending on the approved clinical indication, our drug candidates may be competing with existing and future antiviral treatments for HIV.

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

We expect to compete against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. These competitors in nearly all cases operate research and development programs that have substantially greater financial resources than we do. Our competitors also have significantly greater experience in:

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

The development and sale of medical products exposes us to the risk of significant damages from product liability and other claims. The use of our drug candidates in clinical trials may result in adverse effects. We cannot predict all the possible harms or adverse effects that may result. We maintain a modest amount of product liability insurance. We may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if we do later become insured. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of both May 31, 2014, and May 31, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective due to material weaknesses in our internal control over financial reporting related to inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. Any failure to implement new or improved controls necessary to remedy the material weaknesses described above, or difficulties encountered in the implementation or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

Our auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended May 31, 2014. A going concern opinion means that there is doubt that the company can continue as an ongoing business for the next 12 months. There is no assurance that we will be able to adequately fund our operations in the future.

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

We may conduct sales of our securities at prices per share below the current market price for our common stock, resulting in dilution to shareholders at the time. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, may also adversely affect the prevailing market price of our common stock and make it more difficult for us to raise additional capital.

We do not expect to pay cash dividends on our shares in the foreseeable future.

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

In March 2011, we disclosed that certain of our shares sold between 2008 and the date of disclosure may have been sold in violation of the United States federal and state securities laws and those of certain foreign jurisdictions. For further information on the sale of securities in violation of applicable securities laws, please see Note 3 to our Consolidated Financial Statements included in this Form 10-K. Management’s analysis, based upon various statutes of limitations, among other issues, indicates that the Company’s estimated rescission liability as of May 31, 2014, has declined to a total of $378,000. Since the issue of potential rescission liability was first disclosed by the Company in early 2011, no investor has asserted rescission rights.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We relocated our principal office to our current address at 1111 Main Street, Suite 660, Vancouver, Washington 98660 effective as of October 1, 2013. We lease 1,383 square feet in a commercial office building pursuant to a lease that expires on September 30, 2016, at a cost of $2,478 per month, plus modest annual increases. The lease also provides for early termination after 12 and 24 months.

Item 3.	Legal Proceedings.

From time to time, we are involved in claims and suits that arise in the ordinary course of the Company’s business. Management currently believes that the resolution of any such claims against us, if any, will not have a material adverse effect on our business, financial condition or results of operations.

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

The following are high and low bid prices quoted on the OTCQB during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Fiscal Year Ended May 31, 2014
First quarter ended August 31, 2013	$1.10	$0.65
Second quarter ended November 30, 2013	$1.50	$0.70
Third quarter ended February 28, 2014	$1.40	$0.79
Fourth quarter ended May 31, 2014	$1.00	$0.54

Fiscal Year Ended May 31, 2013
First quarter ended August 31, 2012	$1.55	$0.62
Second quarter ended November 30, 2012	$2.10	$0.67
Third quarter ended February 28, 2013	$1.60	$0.76
Fourth quarter ended May 31, 2013	$0.96	$0.41

Holders

The number of record holders of our common stock on May 31, 2014, was approximately 350.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board. We have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. The Company’s current policy is to retain earnings, if any, for use in our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the three months ended May 31, 2014.

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

Business Highlights

During fiscal 2014, the Company commenced several initiatives to advance its lead product candidate, PRO 140. The following is a brief summary of key accomplishments:

•	Raised $14.5 million in capital through a private equity offering;

•	Engaged a full service clinical research organization to manage our regulatory affairs, CMC activities and clinical trials;

•	Advanced PRO 140 from a frozen bulk drug substance state through “fill and finish” and delivered finished drug product to Drexel University College of Medicine for its self-sponsored, NIH-funded clinical trials of PRO 140;

•	Obtained FDA approval and commenced a self-sponsored, self-funded Phase 2b clinical trial for a PRO 140 monotherapy study referred to as treatment substitution; and

•	Prepared and delivered finished drug product of PRO 140 for our first self-sponsored Phase 2b clinical trial, our treatment substitution study.

Results of Operations

Results of operations for the year ended May 31, 2014, compared to May 31, 2013 are as follows:

For the years ended May 31, 2014 and 2013, we had no activities that produced revenues from operations.

For the years ended May 31, 2014 and 2013, we had net losses of approximately $12.4 million and $9.6 million, respectively. The increase in net loss of approximately $2.8 million for fiscal 2014 over fiscal 2013 was primarily attributable to increased amortization of discount on convertible debt, which is reported as interest expense, coupled with higher research and development expenses, offset by lower general and administrative costs and legal fees.

Total operating expenses for the years ended May 31, 2014 and 2013, are as follows:

	2014	2013
General and administrative:
Salaries and other compensation	$900,000	$1,411,000
Stock-based compensation	928,000	3,262,000
Accounting and consulting	216,000	421,000
Other	1,063,000	1,110,000

Total general and administrative	3,107,000	6,204,000
Legal	672,000	946,000
Research and development	3,982,000	620,000
Amortization and depreciation	352,000	223,000

Total operating expenses	$8,113,000	$7,993,000

The increase in fiscal 2014 total operating expenses of approximately $120,000, or 1.5%, over fiscal 2013 was primarily related to the increase in research and development expenditures and patent amortization, which is attributable to our PRO 140 patent portfolio. These comparably higher expenses for fiscal 2014 were offset by a reduction in stock-based compensation, legal, salary and consulting expenses as compared to fiscal 2013.

Salaries and other compensation decreased approximately $511,000, or 36.2%, from approximately $1,411,000 in fiscal year 2013 to approximately $900,000 for the year ended May 31, 2014. The decrease in fiscal 2014 from fiscal 2013 was due to the reduction in the number of employees and lower incentive compensation.

Stock-based compensation decreased approximately $2,334,000, or 71.5%, from approximately $3,262,000 for the year ended May 31, 2013, to approximately $928,000 for the year ended May 31, 2014. The decrease primarily related to the acceleration of vesting in fiscal 2013 of certain options granted to the Company’s former CEO in connection with his Transition Agreement (see Note 11 to the Company’s financial statements include under Item 8 below), and to fewer stock options awarded in fiscal 2014.

Accounting and consulting expenses decreased approximately $205,000, or 48.7%, from $421,000 in fiscal year 2013 to approximately $216,000 for the year ended May 31, 2014. The decrease in accounting and consulting expenses for fiscal 2014 as compared to fiscal 2013 reflects a more efficient utilization of third party resources.

Legal expenses decreased approximately $274,000, or 29%, from approximately $946,000 for the year ended May 31, 2013 to approximately $672,000 for the year ended May 31, 2014. The trend in the Company’s legal expenses will depend on the Company’s future capital raising efforts, complexity of certain regulatory filings, effective management of intellectual property, and continued strengthening of the internal staff.

Research and development (“R&D”) expenses of approximately $4.0 million for fiscal 2014 rose approximately $3.4 million over fiscal 2013. The fiscal 2014 expenditures were primarily focused on (1) CMC activities to advance PRO 140 from a frozen bulk drug substance state through a finished drug product for Drexel’s clinical trials and the Company’s preparations for future manufacturing requirements and (2) clinical trial development and management.

Other operating expenses of $1,063,000 for fiscal 2014 declined approximately $47,000, or 4.2%, from fiscal 2013 owing to lower expense levels for travel, insurance and corporate governance, offset in part by higher patent fees, as compared to fiscal 2013.

For fiscal 2014, the Company realized a non-cash gain of approximately $184,000 in connection with the negotiated settlements of previously accrued expenses, for which approximately $46,000 was related to legal fees and $138,000 to research and development expenses.

The increase in interest expense of approximately $2,562,000 in fiscal 2014 over fiscal 2013 was primarily attributable to a full year of interest and amortization of debt discount associated with the Company’s convertible promissory notes, as compared to eight months in fiscal 2013. Generally accepted accounting principles require the recognition of debt discounts when the conversion option is beneficial at the commitment date. The debt discounts represent the sum of the intrinsic value of the conversion option and the fair value of the detachable warrants issued with the notes. The combined discounts are limited to the note proceeds. The value of the debt discount is amortized over the term of the note as interest expense and the amortization is accelerated upon conversion. Interest expense for fiscal 2014 also includes approximately $193,000 of non-cash expense related to the value of warrants issued to induce the conversion of certain notes.

The future trends in all of our expenses will be driven, in part, by the future outcomes of our clinical trials and the correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock, which would reduce future interest expense. See, in particular, Item 1A “Risk Factors” above.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $4.9 million as of May 31, 2014, compared with $0.6 million as of May 31, 2013. The net increase in our cash and cash equivalents over a year ago was attributable to the $14.5 million private equity offering completed in October 2013, offset in part by net cash used in operating activities of $7.4 million, $2.2 million for offering costs and $1.0 million for debt repayments.

As of May 31, 2014, the Company had working capital of approximately $3.3 million, which compares to negative working capital of $2.4 million at May 31, 2013.

Cash Flows

Net cash used in operating activities was approximately $7.4 million during fiscal year 2014, which represents an increase of approximately $4.0 million from net cash used in operating activities of approximately $3.4 million in fiscal 2013. The increase in the net cash used in operating activities for fiscal 2014 as compared to fiscal 2013 was primarily attributable to an increase in research and development expenses of $3.4 million, offset in part by higher non-cash interest expense related to the amortization of debt discount and inducement of conversion of certain convertible debt.

The reduction of cash used in investing activities of approximately $3.5 million for fiscal 2014 as compared to fiscal 2013 reflects the purchase of PRO 140 in the prior fiscal year.

Cash flows provided by financing activities of approximately $11.7 million during fiscal 2014 increased approximately $4.5 million over fiscal 2013. The increase in cash provided by financing activities was principally due to a private equity offering that provided net cash of approximately $11.6 million, after offering costs of approximately $2.1 million, and the effect of conversion of certain convertible notes in the principal amount of $850,000 which were converted in connection with the private equity offering. During fiscal year 2014, the Company issued $1.2 million of convertible notes, of which $250,000 in principal amount was repaid. The Company also paid, at maturity, a note to a related party in the principal amount of $500,000 and another convertible note in principal amount of $250,000.

As mentioned above, we have no activities that produced revenue in fiscal year 2013 and 2014 and have sustained operating losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise financing until we can commence sales operations and achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from notes payable. We intend to finance our future development activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources.

As of the date of this filing, it is management’s conclusion that the probability of achieving certain future scientific research milestones is not reasonably determinable, such that the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and therefore are not currently accrued in our financial statements.

The Company is current with its interest payment obligations to all note holders and is in compliance with all other terms of outstanding promissory notes. As of May 31, 2014, the Company had a total of approximately $4.3 million outstanding in face amount of convertible promissory notes. In the event our promissory notes, which mature as early as October 1, 2015, do not convert into shares of common stock, the Company’s ability to continue as a going concern will be contingent upon its ability to raise additional capital to meet these obligations, or refinance. If the Company is unsuccessful in raising additional capital or refinancing in the future, it may be required to cease its operations.

We have not generated revenue to date, and will not generate product revenue in the foreseeable future. We expect to continue to incur operating losses as we proceed with our clinical trials with respect to PRO 140 and continue to advance it through the product development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative and manufacturing costs to increase, as we add personnel and other administrative expenses associated with our current efforts.

In furtherance of our business strategy and subsequent to fiscal year-end 2014, the Company entered into a manufacturing agreement with a contract manufacturing organization to initiate preparations for the potential future manufacturing of additional PRO 140. In the event this agreement is terminated by the Company, it will incur financial penalties up to $1.9 million determined by the date the notice of termination is delivered in relation to the anticipated manufacturing date. If the notice is delivered more than three months in advance of the anticipated manufacturing date, the penalty is approximately $1.1 million, or approximately $1.9 million thereafter.

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated July 22, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”), the Company acquired from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid $3,500,000 in cash to Progenics to close the acquisition transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to us in the PRO 140 transaction, pursuant to which we must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount.

Going Concern

We will require additional funding in order to continue with research and development efforts.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of May 31, 2014, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain FDA approval, outsource manufacturing of its products, and ultimately to attain profitability. The Company intends to seek additional funding through debt and equity offerings or licensing agreements or strategic alliances to implement its business plan. There are no assurances, however, that the Company will be successful in these endeavors.

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

We issue common stock, stock options and warrants to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable. This determination requires judgment in terms of the consideration being measured.

We have issued convertible promissory notes with detachable warrants to purchase common stock. The conversion options are fixed, but beneficial to the note holders at the respective commitment dates. The valuation of the beneficial conversion feature of the notes and of the warrants gives rise to the recognition of a debt discount, which requires the use of certain assumptions inherent in the Black-Scholes option pricing model, including various judgments and estimates.

As discussed in Note 11 to the consolidated financial statements, we have significant contingent potential milestone and royalty liabilities. We must estimate the likelihood of paying these contingent liabilities periodically based on the progress of our clinical trials.

We estimated an amount that is a probable indicator of our rescission liability and recorded rescission liabilities at May 31, 2014 and May 31, 2013 of $378,000 and $536,500, respectively. These amounts represent the believed potential rescission liability as of the dates presented, excluding any contingent interest payable to investors who accept the rescission right and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state claims are barred by the statutes of limitations of certain states. Although the Company has assumed that affirmative defenses based upon the expiration of the statutes of limitations in these states may be generally available to bar these state claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states. See Note 3 to our consolidated financial statements in Item 8 for further information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

This item is not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

CYTODYN INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CytoDyn Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheet of CytoDyn Inc. as of May 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn Inc. as of May 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $12,431,413 for the year ended May 31, 2014, and has an accumulated deficit of $46,434,232 through May 31, 2014, which raises a substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC Warren Averett, LLC Certified Public Accountants Tampa, Florida July 10, 2014

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn Inc. as of May 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Warren Averett, LLC Warren Averett, LLC Certified Public Accountants Tampa, Florida August 29, 2013

CytoDyn Inc.

Consolidated Balance Sheets

	May 31,
	2014	2013
Assets
Current assets:
Cash	$4,886,122	$603,681
Prepaid expenses	488,821	139,849
Deferred offering costs	68,292	96,930

Total current assets	5,443,235	840,460
Furniture and equipment, net	16,797	—
Intangibles, net	2,967,239	3,317,239

	$8,427,271	$4,157,699

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,286,715	$1,111,285
Accrued liabilities	65,000	321,884
Accrued salaries and severance	395,364	364,698
Accrued interest payable	41,276	56,884
Indebtedness to related parties	—	509,000
Convertible notes payable, net	—	328,347
Stock rescission liability	378,000	536,500

Total current liabilities	2,166,355	3,228,598
Long-term liabilities
Convertible notes payable, net	2,338,684	1,153,017

Total liabilities	4,505,039	4,381,615
Shareholders’ equity (deficit):
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 shares issued and outstanding at May 31, 2014 and 2013, respectively	266,251	274,091
Common stock, no par value; 100,000,000 shares authorized, 55,753,311 and 30,908,292 outstanding at May 31, 2014 and 2013, respectively; 55,753,311 and 30,908,292 issued at May 31, 2014 and May 31, 2013, respectively	30,367,779	16,144,673
Common stock payable	—	117,778
Additional paid-in capital	20,100,434	17,778,861
Common and preferred stock subject to rescission	(378,000)	(536,500)
Accumulated deficit	(46,434,232)	(34,002,819)

Total shareholders’ equity (deficit)	3,922,232	(223,916)

	$8,427,271	$4,157,699

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

	Year ended May 31,
	2014	2013
Operating expenses:
General and administrative	$3,106,678	$6,204,865
Legal fees	672,153	946,030
Research and development	3,981,468	619,838
Amortization and depreciation	352,429	222,684

Total operating expenses	8,112,728	7,993,417

Operating loss	(8,112,728)	(7,993,417)
Interest income	7,767	1,167
Gain on settlement of accounts payable	183,944	372,759
Interest expense:
Amortization of discount on convertible debt	(3,807,320)	(1,703,616)
Amortization of debt issuance costs	(120,000)	—
Interest on debt	(583,076)	(245,194)

Total interest expense	(4,510,396)	(1,948,810)

Loss before income taxes	(12,431,413)	(9,568,301)
Provision for taxes on income	—	—

Net loss	$(12,431,413)	$(9,568,301)

Constructive preferred stock dividends	$—	$—

Convertible preferred stock dividends	$—	$(2,190)

Net loss applicable to common shareholders	$(12,431,413)	$(9,570,491)

Basic and diluted loss per share	$(.27)	$(0.32)

Basic and diluted weighted average common shares outstanding	46,900,643	29,942,393

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

					Common
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Payable
Balance May 31, 2012	98,900	$451,993	28,746,672	$15,050,261	$388,000
Rescission expirations and exclusions	—	—	—	—	—
Amortization of deferred offering costs related to rescission liability	—	(158,902)	—	(377,258)	—
Conversion of Series B Convertible Preferred Stock to Common Stock	(3,800)	(19,000)	38,000	19,000	—
Series B Convertible Preferred Stock Dividends	—	—	4,380	2,190	—
Common Stock issued related to legal settlement ($.97/share)	—	—	400,000	388,000	(388,000)
Common Stock issued to consultants for services ($2.68/share)	—	—	60,000	160,800	—
Amortization of prepaid stock services	—	—	—	—	—
Common Stock issued to directors for services ($1.60/share)	—	—	7,810	12,496	—
Common Stock issued to directors for services ($.77/share)	—	—	16,230	12,497	—
Common Stock issued to directors for services ($1.00/share)	—	—	12,500	12,500	—
Common Stock issued to directors for services ($.80/share)	—	—	14,980	11,984	—
Exercise of Common Stock warrants ($.25/share)	—	—	750,000	187,500	—
Exercise of Common Stock warrants ($1.00/share)	—	—	5,000	5,000	—
Exercise of Common Stock options ($.34/share)	—	—	25,000	8,500	—
Conversion of convertible debt to common stock ($.75/share)	—	—	756,000	567,000	—
Conversion of accrued interest on convertible debt to common stock ($.75/share)	—	—	5,604	4,203	—
Issuance of common stock for accounts payable ($1.21/share)	—	—	66,116	80,000	—
Common stock issuable for accrued interest	—	—	—	—	10,278
Common stock issuable for bonuses	—	—	—	—	107,500
Stock-based compensation	—	—	—	—	—
Debt discount related to warrants and beneficial conversion feature associated with convertible debt	—	—	—	—	—
Net (Loss) for year ended May 31, 2013	—	—	—	—	—

Balance at May 31, 2013	95,100	$274,091	30,908,292	$16,144,673	$117,778

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

			Stock for
	Additional Paid-In Capital	Rescission Amount	Prepaid Services	Accumulated Deficit	Total
Balance May 31, 2012	$8,319,830	$(3,749,000)	$—	$(24,434,518)	$(3,973,434)
Rescission expirations and exclusions	—	3,212,500	—	—	3,212,500
Amortization of deferred offering costs related to rescission liability	(44,232)	—	—	—	(580,392)
Conversion of Series B Convertible Preferred Stock to Common Stock	—	—	—	—	—
Series B Convertible Preferred Stock Dividends	(2,190)	—	—	—	—
Common Stock issued related to legal settlement ($.97/share)	—	—	—	—	—
Common Stock issued to consultants for services ($2.68/share)	—	—	(160,800)	—	—
Amortization of prepaid stock service	—	—	160,800	—	160,800
Common Stock issued to directors for services ($1.60/share)	—	—	—	—	12,496
Common Stock issued to directors for services ($.77/share)	—	—	—	—	12,497
Common Stock issued to directors for services ($1.00/share)	—	—	—	—	12,500
Common Stock issued to directors for services ($.80/share)	—	—	—	—	11,984
Exercise of Common Stock warrants ($.25/share)	—	—	—	—	187,500
Exercise of Common Stock warrants ($1.00/share)	—	—	—	—	5,000
Exercise of Common Stock options ($.34/share)	—	—	—	—	8,500
Conversion of convertible debt to common stock ($.75/share)	—	—	—	—	567,000
Conversion of accrued interest on convertible debt to common stock ($.75/share)	—	—	—	—	4,203
Issuance of common stock for accounts payable ($1.21/share)	—	—	—	—	80,000
Common stock issuable for accrued interest		—	—	—	10,278
Common stock issuable for bonuses		—	—	—	107,500
Stock-based compensation	3,261,951	—	—	—	3,261,951
Debt discount related to warrants and beneficial conversion feature associated with convertible debt	6,243,502	—	—	—	6,243,502
Net (Loss) for year ended May 31, 2013	—	—	—	(9,568,301)	(9,568,301)

Balance at May 31, 2013	$17,778,861	$(536,500)	—	$(34,002,819)	$(223,916)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

					Common
	Preferred Stock		Common Stock		Stock
	Shares	Amount	Shares	Amount	Payable
Balance May 31, 2013	95,100	$274,091	30,908,292	$16,144,673	$117,778
Rescission expirations and exclusions	—	—	—	—	—
Amortization of deferred offering costs related to rescission liability	—	(7,840)	—	(20,796)	—
Proceeds from unit offering ($1.30/unit)	—	—	20,989,494	13,642,667	—
Deferred offering costs	—	—	—	(2,084,063)	—
Inducement warrants	—	—	—	—	—
Conversion of convertible debt to common stock ($.65/share)	—	—	2,046,148	1,330,000	—
Conversion of convertible debt to common stock ($.75/share)	—	—	1,493,333	1,120,000	—
Conversion of accrued interest on convertible debt to common stock ($.65/share)	—	—	24,363	15,837	—
Conversion of accrued interest on convertible debt to common stock ($.75/share)	—	—	16,117	12,088	—
Exercise of Common Stock warrants ($1.00/share)	—	—	50,000	50,000	—
Common stock issued for accrued interest	—	—	150,000	75,000	(10,278)
Common stock issued for bonuses	—	—	53,601	72,361	(107,500)
Conversion of note payable and accrued interest to common stock ($.45/share)	—	—	21,963	10,012	—
Stock-based compensation	—	—	—	—	—
Debt discount related to warrants and beneficial conversion feature associated with convertible debt	—	—	—	—	—
Net (Loss) for year ended May 31, 2014	—	—	—	—	—

Balance at May 31, 2014	95,100	$266,251	55,753,311	$30,367,779	—

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Additional	Rescission	Accumulated
	Paid-In Capital	Amount	Deficit	Total
Balance May 31, 2013	17,778,861	$(536,500)	$(34,002,819)	$(223,916)
Rescission expirations and exclusions	—	158,500	—	158,500
Amortization of deferred offering costs related to rescission liability	—	—	—	(28,636)
Proceeds from unit offering ($1.30/unit)	—	—	—	13,642,667
Deferred offering costs	—	—	—	(2,084,063)
Inducement warrants	193,160	—	—	193,160
Conversion of convertible debt to common stock ($.65/share)	—	—	—	1,330,000
Conversion of convertible debt to common stock ($.75/share)	—	—	—	1,120,000
Conversion of accrued interest on convertible debt to common stock ($.65/share)	—	—	—	15,837
Conversion of accrued interest on convertible debt to common stock ($.75/share)	—	—	—	12,088
Exercise of Common Stock warrants ($1.00/share)	—	—	—	50,000
Common stock issued for accrued interest	—	—	—	64,722
Common stock issued for bonuses		—	—	(35,139)
Conversion of note payable and accrued interest to common stock ($.45/share)	—	—	—	10,012
Stock-based compensation	928,413	—	—	928,413
Debt discount related to warrants and beneficial conversion feature associated with convertible debt	1,200,000	—	—	1,200,000
Net (Loss) for year ended May 31, 2014	—	—	(12,431,413)	(12,431,413)

Balance at May 31, 2014	$20,100,434	$(378,000)	$(46,434,232)	$3,922,232

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2014	2013
Cash flows from operating activities
Net loss	$(12,431,413)	$(9,568,301)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	352,429	222,684
Amortization of debt issuance costs	120,000	—
Amortization of discount on convertible debt	3,807,320	1,703,616
Interest expense associated with conversion inducement	193,160	—
Gain on settlement of accounts payable	(183,944)	(372,759)
Stock-based compensation	928,413	3,590,011
Changes in current assets and liabilities:
(Increase) in prepaid expenses	(348,972)	(73,867)
Decrease in other assets	—	5,744
Increase in accounts payable, accrued salaries, accrued interest and accrued liabilities	176,064	1,099,939

Net cash used in operating activities	(7,386,943)	(3,392,933)

Cash flows from investing activities:
Asset acquisition of intangibles	—	(3,500,000)
Furniture and equipment purchases	(19,220)	(3,135)

Net cash used in investing activities	(19,220)	(3,503,135)

Cash flows from financing activities:
Payments on indebtedness to related parties	(500,000)	(74,492)
Proceeds from issuance of convertible notes payable	1,200,000	6,588,250
Proceeds from notes payable related party	—	500,000
Payments on convertible notes payable	(500,000)	—
Proceeds from sale of common stock	13,642,667	—
Payments of debt issuance costs	(120,000)	—
Payments of offering costs, common stock	(2,084,063)	—
Proceeds from exercise of warrants and options	50,000	201,000

Net cash provided by financing activities	11,688,604	7,214,758

Net change in cash	4,282,441	318,690
Cash, beginning of period	603,681	284,991

Cash, end of period	$4,886,122	$603,681

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—

Interest	$311,991	$224,724

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2014	2013
Non-cash investing and financing transactions:
Common stock issued for convertible debt	$2,459,000	$567,000

Common stock issued or to be issued for accrued interest payable	$58,518	$4,205

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$1,200,000	$6,243,502

Common stock issued on payment of accounts payable	$—	$80,000

Preferred and common stock subject to rescission	$158,500	$3,212,500

Amortization of deferred offering costs related to rescission liability	$28,638	$580,398

Common stock issued for Series B convertible preferred stock	$—	$19,000

Series B convertible preferred stock dividends	$—	$2,190

Accounts payable extinguished through settlements	$183,944	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

1 – Organization

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

The Company is developing a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and Acquired Immune Deficiency Syndrome (“AIDS”).

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

2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity (deficit) or net loss.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $12,431,413 and $9,568,301 for the years ended May 31, 2014, and May 31, 2013, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidates, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to these product candidates, and expects to incur significant research and development expenses in the future. These research and development activities are subject to significant risks and uncertainties. We intend to finance our future development activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured through December 31, 2012, due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution, and our cash balances may again exceed federally insured limits. Balances in excess of federally insured limits at May 31, 2014 and 2013 approximated $4,589,000 and $386,000, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset (See Note 12 for acquisition of patents). There were no impairment charges for the years ended May 31, 2014 and 2013. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 11 and 12.

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

Preferred Stock

As of May 31, 2014, the Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without shareholder approval. As of May 31, 2014, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock (see Note 4). The remaining preferred shares authorized have no specified rights other than the shares are non-voting.

Deferred Offering Costs

In connection with a stock rescission liability as discussed at Note 3, the Company has recorded approximately $68,300 and $97,000 in deferred offering costs as of May 31, 2014 and May 31, 2013, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the respective rescission rights expire. Conversely, if the investors assert their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

During the year ended May 31, 2014, the Company incurred $120,000 in direct costs associated with the issuance of convertible notes as described in Note 4, and recorded $120,000 in amortization expense for the year ended May 31, 2014.

During the year ended May 31, 2014, the Company incurred approximately $2,084,000 in direct incremental costs associated with sale of the equity securities as described in Note 6. The offering costs were recorded as a component of equity when the proceeds were received. The offering was completed on October 23, 2013.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 30,806,373 and 18,146,938 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended May 31, 2014 and May 31, 2013, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of May 31, 2014, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $4,271,250 of convertible debt can potentially convert into 5,695,000 shares of common stock.

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

Note 3 – Rescission Liabilities

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

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for May 31, 2014 and May 31, 2013 of $378,000 and $536,500, respectively. These amounts represent the believed remaining potential rescission liability as of the dates presented to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the application of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for investments during the period April 15, 2008 to February 18, 2011, but did not pursue any such methods.

Note 4 – Convertible Instruments

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at May 31, 2014. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the years ended May 31, 2014 and May 31, 2013 the Company issued $1,200,000 and $6,588,250, respectively, of unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible, at the election of the holder, at any time into common shares at a fixed conversion price. At May 31, 2014, $4,271,250 principal amount of Notes was convertible at $.75 per share.

During the year ended May 31, 2014, the holders of notes in a principal amount totaling $1,330,000 converted their Notes into common stock at a conversion price of $.65 per share, resulting in the issuance of 2,046,148 shares of common stock. In addition, one holder of a six-month convertible note with a principal amount of $250,000 exercised his right to receive repayment. The holders that converted their Notes received warrants to purchase 292,307 shares of common stock at an exercise price of $.75 per share which will expire five years after issuance. Pursuant to U.S. GAAP, these warrants were characterized as inducements to convert the debt and, as such, gave rise to the recognition of non-cash interest expense of approximately $193,000 during the year ended May 31, 2014 based upon a Black-Scholes valuation.

During the year ended May 31, 2014, the holder of a one-year convertible note with a principal amount of $250,000 was paid in full upon maturity.

The holders of three-year convertible notes with principal totaling $1,120,000 also converted, during the year ended May 31, 2014, the aggregate principal amount into common stock at a conversion price of $.75 per share, resulting in the issuance of 1,493,333 shares of common stock. The remaining notes totaling $4,271,250 are payable in full between October 1, 2015 and March 6, 2016 and bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013.

In connection with the initial sale of the Company’s convertible notes, detachable common stock warrants, with terms of two or three years, were issued to the investors to purchase a total of 9,451,056 common shares at exercise prices ranging from $.50 to $2.00 per share. During the year ended May 31, 2014, 923,072 of these warrants were issued to investors at an exercise price of $.50 per share. All of the warrants are currently exercisable in full. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the commitment date.

Additionally, at the commitment date, the Company determined that the conversion feature related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. The debt discounts are amortized over the life of the Notes. During the years ended May 31, 2014 and 2013, the Company recognized approximately $3,807,000 and $1,704,000, respectively, as interest expense related to amortization of the debt discount. The unamortized discounts are fully amortized upon any conversion of the Notes before maturity. Activity related to the Notes was as follows:

	May 31, 2014	May 31, 2013
Face amount of Notes	$7,221,250	$6,588,250

Unamortized discount	(1,932,566)	(4,539,886)
Repayments	(500,000)	—
Conversions	(2,450,000)	(567,000)

Total carrying value of Notes	2,338,684	1,481,364
Short-term portion of Notes	—	(328,347)

Long-term portion of Notes	$2,338,684	$1,153,017

The Company utilized the following weighted average assumptions to value the above investor warrants:

	2014	2013
Expected dividend yield	-0-%	-0-%
Stock price volatility	78 - 93%	70 - 94%
Expected term	3-5 years	2 years
Risk-free interest rate	.64 -1.42%	0.28%
Grant-date fair value	$ .66 - $.72	$ .11 - $1.10

Note 5 – Stock Options and Warrants

The Company has one active stock-based equity plan at May 31, 2014, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was approved by shareholders at the Company’s 2012 annual meeting to replace the Company’s 2004 Stock Incentive Plan, which was approved by the Company’s shareholders in 2005. The 2012 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards permitted under the 2012 Plan. As of May 31, 2014, the Company had 1,238,903 shares available for future stock-based grants under the 2012 Plan.

During the year ended May 31, 2014, the Company granted options to purchase a total of 749,452 shares of common stock to directors and employees with exercise prices ranging from $.64 to $1.09 per share. The director option awards vest at 25% per quarter over one year and the employee awards vest one-third annually and have a five-year term. The weighted average grant date fair value related to these options was $.40 to $.43 per share.

During the year ended May 31, 2014, the Company granted to a consultant options to purchase 305,000 shares of common stock at an exercise price of $.75 per share and a grant-date fair value of $.43 per share. The options expire on September 4, 2018, and vested as to

50,000 shares on the date of issuance and were scheduled to vest at the monthly rate of 15,000 shares for the duration of the consulting agreement. The consulting agreement, which had an initial term of up to 18 months and was subject to termination for any reason after six months, was terminated on March 17, 2014. At the time of termination, options to purchase 140,000 shares had vested and an additional 15,000 options vested during the notice period. The termination of the consulting agreement resulted in a forfeiture of options to purchase 150,000 shares.

During the year ended May 31, 2014, the holder of a warrant covering 50,000 shares exercised the right to purchase such shares at $1.00 per share, resulting in cash proceeds upon exercise of $50,000. The Company received $201,000 during the year ended May 31, 2013, upon exercise of warrants.

During the year ended May 31, 2014, the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $.75 per share and a term expiring November 1, 2016, in settlement of a claim for telecommunications services provided to the Company in the fall of 2012. The grant date fair value was $.67 per share.

During the year ended May 31, 2014, the Company issued warrants to purchase 11,153,850 shares of common stock to investors in the Company’s $14.5 million private equity offering (see Note 7). Investors in the offering purchased Units at $1.30 per Unit, which each Unit consisting of two shares of common stock plus a warrant to purchase one additional share of common stock at a price of $.75 per share. Each warrant has a five-year term. In connection with this private placement and pursuant to the Placement Agent Agreement dated June 1, 2013, as amended, between the Company and Paulson Investment Company (the “Placement Agent”), the Company issued to the Placement Agent, as additional compensation, a warrant covering 4,940,092 shares of common stock with an exercise price of $.75 per share and a seven-year term. The warrants vested immediately and had a grant-date fair value of $1.03 per share. The fair value of the warrants was included as a component of equity, increasing and decreasing equity by the fair value attributable to the warrants.

Compensation expense related to stock options and warrants issued as compensation was approximately $928,400 and $3,262,000 for the year ended May 31, 2014 and 2013, respectively. The grant date fair value of options and warrants vested during the years ended May 31, 2014 and 2013, was approximately $2,274,000 and $8,889,000, respectively. As of May 31, 2014, there was approximately $752,000 of unrecognized compensation costs related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.89 years.

The estimated fair value of options and warrants is determined using the Black-Scholes option valuation model with the following weighted-average assumptions for the periods ended May 31, 2014 and 2013:

	2014	2013
Risk free rate	0.52% - 1.85%	0.12% - .70%
Dividend yield	—	—
Volatility	78.73% - 92.92%	87% - 102%
Expected term	2.5 – 3.5 years	1 – 4 years
Grant date fair value	$ .40 - $.67	$ .56 - $.89

The following table represents stock option and warrant activity for the periods ended May 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2012	10,327,664	$1.60	3.20	$2,308,279

Granted	11,166,274	1.61	—	—
Exercised	(780,000)	0.26	—	—
Forfeited/expired/cancelled	(2,567,000)	1.73	—	—
Options and warrants outstanding – May 31, 2013	18,146,938	1.65	1.86	140,321

Granted	18,414,144	0.74	—	—
Exercised	(50,000)	—	—	—
Forfeited/expired/cancelled	(5,704,721)	1.49	—	—
Options and warrants outstanding – May 31, 2014	30,806,361	1.13	3.29	177,042

Outstanding exercisable – May 31, 2014	29,986,581	$1.15	3.21	$170,042

Note 6 – Common Stock and Common Stock Payable Issued for Services

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

At May 31, 2013, the Company was committed, subject to satisfaction of certain conditions, to issue approximately $108,000 of common stock to two executives of the Company for past services. This amount is included in common stock payable as of May 31, 2013. The Company recognized approximately $108,000 in compensation expense during 2013 related to these services. During the year ended May 31, 2014, the Company issued 53,601 shares of common stock to the executives to satisfy the payable, net of tax withholding.

During the period ended May 31, 2014, the Company had no stock-based compensation related to issuance of common stock.

Note 7 – Private Equity Offering

On October 23, 2013, the Company completed a private equity offering (the “Offering”). Pursuant to the Offering, the Company sold to investors a total of 11,153,850 Units at a price of $1.30 per Unit, for total gross proceeds of approximately $14.5 million. Each Unit consisted of two shares of common stock and one warrant to purchase common stock at an exercise price of $.75 per share. During the fiscal year ended May 31, 2014, the Company issued a total of 20,989,494 shares of common stock. In conjunction with the Offering, the Company also issued warrants to purchase 11,153,850 shares of common stock at the $.75 per share exercise price (see Notes 2 and 5 for a description of the warrants and offering costs related to the Offering).

Note 8 – Recent Accounting Pronouncements

Recent accounting pronouncements other than below issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and determined that it will early adopt beginning with the annual period ended May 31, 2014.

Note 9 – Related Party Transactions

During the year ended May 31, 2014, the Company paid in cash a note payable to a director of the Company for $500,000 with accrued interest at 15%. The principal and accrued interest were paid in full at the April 11, 2014 maturity date. Interest was payable in the form of shares of common stock not to exceed 150,000 shares at a fixed price of $.50 per share. For the years ended May 31, 2014 and May 31, 2013, the Company recorded approximately $64,700 and $10,300 in interest expense, respectively, and issued a total of 150,000 shares.

During the year ended May 31, 2013, the Company issued to a director a convertible note (see Note 4) in a principal amount of $1,000,000, with interest payable in cash at a rate of 5% semi-annually beginning on April 1, 2013. The principal of the note is due in full at the October 16, 2015 maturity date. The note is convertible into common shares at a fixed conversion price of $.75 per share at any time at the election of the holder. In conjunction with the note, the Company issued 1,333,333 detachable common stock warrants at an exercise price of $2.00 per share. The warrants expire on October 16, 2014. The Company recorded debt discounts related to the fair value of the warrants and the intrinsic value of the beneficial conversion feature at the commitment date of the note. As of May 31, 2014, the carrying value of this convertible note was approximately $540,000, which is included in convertible notes payable, net, in long-term liabilities on the consolidated balance sheet. During the years ended May 31, 2014 and 2013, the Company recognized approximately $334,000 and $207,000, respectively, in interest expense related to the amortization of the above discounts.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 10 – Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2014 and 2013.

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows for all periods presented:

	2014	2013
Income tax provision at statutory rate	34.0%	34.0%
State income taxes, net	0.4	5.1
Rate change	(9.6)	0.0
Other	0.0	0.0
Valuation allowance	(24.8)	(39.1)

	0.0%	0.0%

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2014 and 2013:

	2014	2013
Deferred tax asset (liability) current:
Accrued salary and expenses	$159,300	$291,100
Debt discount amortization	—	(118,100)
Valuation allowance	(159,300)	(173,000)

	$—	$—

Deferred tax asset (liability) non-current:
Net operating loss	$9,957,400	$8,256,000
Debt discount	(663,700)	(1,659,300)
Expense on non-qualified stock options	2,893,300	2,928,000
Other	176,200	155,500

Valuation allowance	(12,363,200)	(9,680,200)

	$—	$—

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

At May 31, 2014, the Company had available net operating loss carryforwards of approximately $29,000,000 which expire beginning in 2022.

The Company’s income tax returns remain subject to examination by all tax jurisdictions for tax years May 31, 2011 through 2013.

Note 11 – Commitments and Contingencies

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

Pursuant to the terms of the Transition Agreement described above, during the year ended May 31, 2014, the Company recognized approximately $172,000 in severance expense and has an accrued liability of approximately $193,000, which is included in accrued salaries and severance on the consolidated balance sheet as of May 31, 2014. The Company accrued for the severance to be paid to Mr. Van Ness, as Mr. Van Ness has no significant continuing service obligation to the Company. Additionally, related to the modification of the above stock option awards to Mr. Van Ness, the Company recognized approximately $1,128,000 of stock-based compensation expense during the year ended May 31, 2013.

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated July 25, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”), the Company acquired from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid to Progenics $3,500,000 in cash to close the transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to us in the PRO 140 transaction, pursuant to which we must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount.

Effective January 20, 2014, CytoDyn Inc. (the “Company”) entered into two Project Work Orders (the “PWOs”) with its principal clinical research organization, Amarex Clinical Research, LLC (the “CRO”). The services to be provided under the PWOs are intended to facilitate the Company’s plan to expand and accelerate the concurrent evaluation of additional potential treatment applications of its principal product candidate, PRO 140. Subsequently, one of the PWOs was terminated upon 30-days’ notice.

The CRO is currently providing comprehensive clinical trial management services and oversight of all CMC activities in connection with our research study involving PRO 140. The original estimated combined cost of two separate studies was $9.3 million, of which one study with estimated costs totaling $4.3 million was terminated without penalty. The scope and cost of the remaining study was subsequently revised downward to approximately $3.7 million, of which $1.0 million relates to services to be provided directly by the CRO and the remainder to pass-through costs to be provided by third parties. The Company paid the CRO a total deposit of approximately $790,000 in December 2013.

A PWO may be terminated by either party at any time upon 30 days’ prior written notice, provided the CRO will be entitled to payment for services provided through the date of termination, plus an amount equal to 30% of the remaining contract amount for direct services. For the PWO that was terminated, the CRO has agreed not to impose a financial penalty and has applied the portion of the December 2013 deposit related to this study of approximately $343,000 to other amounts due to the CRO.

In addition, from time to time, the Company is involved in claims and suits that arise in the ordinary course of business. Management currently believes that the resolution of any such claims against the Company, if any, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Note 12 – Acquisition of patents

As discussed in Note 11 above, the Company consummated an asset purchase on October 16, 2012 and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug product. The Company followed the guidance in Financial Accounting Standards topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of May 31, 2014, the Company has recorded $3,500,000 of intangible assets in the form of patents. The Company estimates the patents have an estimated life of ten years.

As of the date of this filing, management cannot reasonably estimate the likelihood of paying the milestone payments and royalties described in Note 11 and, accordingly, as of May 31, 2014, the Company has not accrued any liabilities related to these contingent payments, as more fully described above in Note 11.

The following presents intangible assets activity:

	May 31, 2014	May 31, 2013
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(568,750)	(218,750)

Total amortizable intangible assets, net	2,931,250	3,281,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,967,239	$3,317,239

Amortization expense related to intangible patents was approximately $350,000 and $219,000 for the year ended May 31, 2014 and May 31, 2013, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 13 – Subsequent Events

In furtherance of our business strategy and subsequent to fiscal year-end 2014, the Company entered into a manufacturing agreement with a contract manufacturing organization to initiate preparations for the potential future manufacturing of additional PRO 140. In the event this agreement is terminated by the Company, it will incur financial penalties up to $1.9 million determined by the date the notice of termination is delivered in relation to the anticipated manufacturing date. If the notice is delivered more than three months in advance of the anticipated manufacturing date, the penalty is approximately $1.1 million, or approximately $1.9 million thereafter.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of May 31, 2014, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2014 as a result of the material weakness in internal control over financial reporting discussed below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2014 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm because the Company is not an accelerated filer under the Exchange Act.

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended May 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fiscal year ended May 31, 2014, management has, however, continued to strengthen internal controls and procedures through the implementation of entity-level controls and the addition of qualified internal staff.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of the end of the Company’s fiscal year, May 31, 2014 (the “2014 Proxy Statement”).

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary), as well as an Insider Trading Policy for the Company. Copies are available on our website at www.cytodyn.com.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

The Consolidated Financial Statements for the years ended May 31, 2014 and 2013 are included under Item 8 of this report.

Exhibits

Exhibits are listed in the Exhibit Index which appears immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2014	CYTODYN INC.
(Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 10, 2014.

Principal Executive Officer and Director:

/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D. President and Chief Executive Officer, Director

Principal Financial and Accounting Officer:

/s/ Michael D. Mulholland
Michael D. Mulholland Chief Financial Officer, Treasurer and Corporate Secretary

Remaining Directors:

*	Anthony D. Caracciolo

*	Gregory A. Gould

*	Jordan G. Naydenov

*	A. Bruce Montgomery, M.D.

*	Denis R. Burger, Ph.D.

*	S. Michael Nobel, Ph.D.

* By	/s/ Michael D. Mulholland
Michael D. Mulholland
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description

Plan of Acquisition

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012).

Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10SB12G filed July 11, 2002).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 12, 2003).

3.3	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed March 12, 2010).

3.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed April 29, 2010).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011).

Instruments Defining Rights of Security Holders

4.1	Form of Convertible Promissory Note bearing interest at 10% per annum with related common stock warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 12, 2013).

4.2	Form of Convertible Promissory Note bearing interest at 5% per annum with related common stock warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 12, 2013).

4.3	Form of Convertible Promissory Note bearing interest at 5% per annum (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1 Registration Statement filed November 15, 2013 (the “Form S-1”)).

4.4	Form of common stock warrant (incorporated by reference to Exhibit 4.4 to the Form S-1).

4.5	Form of purchase warrant issued to Paulson Investment Company, Inc. (incorporated by reference to Exhibit 4.5 to the Form S-1).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Form SB-2/A filed March 21, 2005).

10.3*	CytoDyn Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.4*	CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan”) (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.5*	Form of Stock Option Award for Employees under the 2004 Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013 (the “2013 10-K”)).

10.6*	Form of Stock Option Award for Non-Employee Directors under the 2004 Plan (incorporated by reference to Exhibit 10.6 to the 2013 10-K).

10.7*	CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2012).

Exhibit Number	Description

10.8*	Form of Stock Option Award Agreement for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.8 to the 2013 10-K).

10.9*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.9 to the 2013 10-K).

10.10*	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.10 to the 2013 10-K).

10.11*	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.11 to the 2013 10-K).

10.12*	Form of Indemnification Agreement with directors and officers of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed January 14, 2013).

10.13*	Summary of Non-Employee Director Compensation Program Effective June 1, 2013 (incorporated by reference to Exhibit 10.13 to the 2013 10-K).

10.14*	Transition Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Kenneth J. Van Ness (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 25, 2012).

10.15*	Separation Agreement and Release, dated as of May 31, 2013, between CytoDyn Inc. and Richard J. Trauger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2013).

10.16*	Employment Agreement and Non-Compete Agreement between CytoDyn Inc. and Nader Pourhassan dated October 17, 2011 (incorporated by reference to Exhibit 10.16 to the 2013 10-K).

10.17*	Convertible Promissory Note dated October 16, 2012, in the principal amount of $1,000,000 issued to Jordan Naydenov, together with a related common stock warrant to purchase 1,333,333 shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 12, 2013).

10.18*	Promissory Note dated April 11, 2013, in the principal amount of $500,000 issued to Jordan Naydenov (incorporated by reference to Exhibit 10.18 to the 2013 10-K).

10.19*	Form of Common Stock Warrant Agreements for Jordan Naydenov covering a total of 303,200 shares of the Registrant’s common stock and expiring March to May of 2014 (incorporated by reference to Exhibit 10.19 to the 2013 10-K).

10.20*	Consulting Agreement between CytoDyn Inc. and S. Michael Nobel dated March 28, 2013 (incorporated by reference to Exhibit 10.20 to the 2013 10-K).

10.21	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003 (incorporated by reference to Exhibit 10.21 to the 2013 10-K).

10.22	Clinical Research Collaboration Agreement between CytoDyn Inc. and Philadelphia Health and Education Corporation dba Drexel University College of Medicine effective November 15, 2012 (incorporated by reference to Exhibit 10.22 to the 2013 10-K).

10.23	Amendment to Clinical Research Collaboration Agreement between CytoDyn Inc. and Philadelphia Health and Education Corporation dba Drexel University College of Medicine effective February 10, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed April 11, 2014).

10.24	Clinical Trial Agreement between CytoDyn Inc. and Philadelphia Health and Education Corporation dba Drexel University College of Medicine effective February 10, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 11, 2014).

10.25*	Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated February 21, 2014.

Other

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the 2013 10-K).

23.1	Consent of Warren Averett LLP

24	Power of Attorney of executive officers and directors

Exhibit Number	Description

Certifications

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

XBRL

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

Note: All exhibits have SEC File No. 000-49908.