Form 10-Q
period 2014-08-31
CYTODYN INC
filed 2014-10-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non- accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On September 30, 2014 there were 55,752,503 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	August 31, 2014	May 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$2,295,776	$4,886,122
Prepaid expenses	310,749	488,821
Deferred offering costs	68,292	68,292

Total current assets	2,674,817	5,443,235
Furniture and equipment, net	31,320	16,797
Intangibles, net	2,879,739	2,967,239

	$5,585,876	$8,427,271

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,413,539	$1,286,715
Accrued liabilities	57,500	65,000
Accrued salaries and severance	254,114	395,364
Accrued interest payable	107,996	41,276
Stock rescission liability	378,000	378,000

Total current liabilities	2,211,149	2,166,355
Long-term liabilities
Convertible notes payable, net	2,694,559	2,338,684

Total liabilities	4,905,708	4,505,039
Shareholders’ equity:
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively	266,251	266,251
Common stock, no par value; 100,000,000 shares authorized, 55,752,503 and 55,753,311 issued and outstanding at August 31, 2014 and May 31, 2014, respectively	30,367,779	30,367,779
Additional paid-in capital	20,237,892	20,100,434
Common and preferred stock subject to rescission	(378,000)	(378,000)
Accumulated (deficit)	(49,813,754)	(46,434,232)

Total shareholders’ equity	680,168	3,922,232

	$5,585,876	$8,427,271

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,
	2014	2013
Operating expenses:
General and administrative	$664,506	$597,269
Amortization and depreciation	89,913	87,696
Research and development	2,063,144	158,587
Legal fees	137,021	157,389

Total operating expenses	2,954,584	1,000,941

Operating loss	(2,954,584)	(1,000,941)
Interest income	1,132	185
Gain on settlement of accounts payable	—	8,405
Interest expense:
Amortization of discount on convertible debt	(355,875)	(1,452,397)
Amortization of debt issuance costs	—	(20,000)
Interest on notes payable	(70,193)	(108,803)

Total interest expense	(426,068)	(1,581,200)

Loss before income taxes	(3,379,520)	(2,573,551)
Provision for taxes on income	—	—

Net loss	$(3,379,520)	$(2,573,551)

Basic and diluted loss per share	$(0.06)	$(0.08)

Basic and diluted weighted average common shares outstanding	55,752,503	31,170,919

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,379,520)	$(2,573,551)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	89,913	87,696
Amortization of debt issuance costs	—	20,000
Amortization of discount on convertible debt	355,875	1,452,397
Gain on settlement of accounts payable	—	(8,405)
Stock-based compensation	137,463	225,911
Changes in current assets and liabilities:
Decrease/(increase) in prepaid expenses	178,072	(1,181)
Increase/(decrease) in accounts payable, accrued salaries, accrued interest and accrued liabilities	44,794	(7,592)

Net cash used in operating activities	(2,573,403)	(804,725)

Cash flows from investing activities:
Furniture and equipment purchases	(16,943)	(2,347)

Net cash used in investing activities	(16,943)	(2,347)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	1,200,000
Deferred offering costs	—	(320,139)

Net cash provided by financing activities	—	879,861

Net change in cash	(2,590,346)	72,789
Cash, beginning of period	4,886,122	603,681

Cash, end of period	$2,295,776	$676,470

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,198	$—

Interest	$3,472	$26,619

Non-cash investing and financing transactions:
Common stock issued for convertible debt	$—	$920,000

Common stock issued or to be issued for accrued interest payable	$—	$31,118

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$1,200,000

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2014

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2014 and 2013 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014, filed with the Securities and Exchange Commission on July 10, 2014. Operating results for the three months ended August 31, 2014 and August 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2014 and August 31, 2013, (b) the financial position at August 31, 2014, and (c) cash flows for the three month periods ended August 31, 2014 and August 31, 2013, have been made.

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

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $3,379,520 for the three months ended August 31, 2014 and has an accumulated deficit of $49,813,754 as of August 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution, and our cash balances may exceed federally insured limits. Balances in excess of federally insured limits at August 31, 2014 and May 31, 2014 approximated $2,046,000 and $4,589,000, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets, such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three months ended August 31, 2014 and 2013. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 8 and 9. These patents are being amortized over ten years, which is the estimated weighted average life of the patent portfolio.

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

Preferred Stock

As of August 31, 2014, the Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without shareholder approval. As of August 31, 2014, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock. The remaining preferred shares authorized have no specified rights other than the shares are non-voting.

Deferred Offering Costs

In connection with a stock rescission liability as discussed in Note 3, the Company has recorded approximately $68,300 in deferred offering costs as of August 31, 2014 and May 31, 2014. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the investors described in Note 3 do not assert their rescission rights and retain their shares. Conversely, if the investors assert their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 30,936,361 and 18,866,510 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2014 and August 31, 2013, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of August 31, 2014, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $4,271,250 of convertible debt can potentially convert into 5,695,000 shares of common stock.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years May 31, 2011 through 2013.

Note 3 - Rescission Liabilities

The Company’s board of directors (the “Board”) was advised by outside legal counsel that compensation the Company previously paid to an employee and certain other non-employees, who were acting as unlicensed, non-exempt broker-dealers soliciting investors on behalf of the Company from April 15, 2008 to February 18, 2011, was a violation of certain state and possibly federal securities laws. As a result, such investors and potentially others have rescission or monetary claims (“Claims”) against the Company, and the Company’s liability for these potential Claims is reflected in the Company’s financial statements. On March 16, 2011, the Company filed a Current Report on Form 8-K disclosing the potential rescission liability (the “Liability Disclosure”).

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

The Company estimates an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for both August 31, 2014 and May 31, 2014 of $378,000. This amount represents the believed remaining potential rescission liability as of the dates presented to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the application of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for investments during the period April 15, 2008 to February 18, 2011, but did not pursue any such methods.

Note 4 - Convertible Instruments

During fiscal year 2010 the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at August 31, 2014. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares if the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the three months ended August 31, 2014 and the fiscal year ended May 31, 2014, the Company issued $0 and $1,200,000, respectively, of unsecured convertible notes (the “Notes”) to investors for cash. Each Note is convertible, at the election of the holder, at any time into common shares at a fixed conversion price of the principal balance at August 31, 2014. As of such date, $4,271,250 of the face amount of the Notes was convertible at $.75 per share. The Notes are payable in full between October 1, 2015 and March 6, 2016. The Notes bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. In connection with the sale of the Notes, detachable common stock warrants, with terms of two or three years, were issued to the investors to purchase a total of 9,451,056 common shares at exercise prices ranging from $.50 to $2.00 per share. The warrants are currently exercisable in full. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the commitment date.

Additionally, at the commitment date, the Company determined that the conversion option related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion option utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion option were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. In general, the respective debt discounts, at the commitment dates, exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the three months ended August 31, 2014 and 2013, the Company recognized approximately $356,000 and $1,452,000 as interest expense related to amortization of the debt discount. The unamortized discounts are fully amortized upon the conversion of the Notes before maturity. Activity related to the Notes was as follows:

	August 31, 2014	May 31, 2014
Face amount of Notes	$4,271,250	$7,221,250

Unamortized discount	(1,576,691)	(1,932,566)
Repayments	—	(500,000)
Conversions	—	(2,450,000)

Total carrying value of Notes, long-term	$2,694,559	$2,338,684

Note 5 - Stock Options and Warrants

The Company has one active stock-based equity plan at August 31, 2014, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by shareholders at the Company’s 2012 annual meeting to replace the 2004 Stock Incentive Plan. The

2012 Plan provides for the issuance of up to 3,000,000 shares of common stock pursuant to various forms of incentive awards allowed under the 2012 Plan. As of August 31, 2014, the Company had 938,903 shares available for future stock-based grants under the 2012 Plan.

During the three months ended August 31, 2014, the Company granted options to purchase a total of 300,000 shares of common stock to directors with an exercise price of $.66 per share. These option awards vest at 25% per quarter over one year. The grant date fair value related to these options was $.33 per share.

Compensation expense related to stock options and warrants was approximately $137,500 and $226,000 for the three months ended August 31, 2014 and August 31, 2013, respectively. The grant date fair value of options and warrants vested during the three month periods ended August 31, 2014 and August 31, 2013 was $82,500 and $1,115,000, respectively. As of August 31, 2014, there was approximately $715,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.59 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2014	30,806,361	$1.13	3.29	$177,042

Granted	300,000	0.66	—	—
Exercised	—	—	—	—
Forfeited/expired/cancelled	(170,000)	1.27	—	—
Options and warrants outstanding – August 31, 2014	30,936,361	1.13	3.06	2,238,219

Outstanding exercisable – August 31, 2014	29,519,694	$1.14	3.02	$2,091,969

Note 6 - Recent Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2014, the Financial Accounting Standards Board (the “FASB” issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company evaluated this ASU and determined to elect early adoption for its annual period ended May 31, 2014.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Consolidated Financial Statements.

Note 7 - Related Party Transactions

During the year ended May 31, 2014, the Company paid in cash a note payable to a director of the Company for $500,000 with accrued interest at 15% per year. The principal and accrued interest were paid in full at the April 11, 2014 maturity date. Interest was payable in the form of shares of common stock not to exceed 150,000 shares at a fixed price of $.50 per share. For the year ended May 31, 2014, the Company recorded approximately $64,700 in interest expense and issued a total of 150,000 shares.

During the year ended May 31, 2013, the Company issued to a director a convertible note (see Note 4) in a principal amount of $1,000,000, with interest payable semi-annually in cash at a rate of 5% per year beginning on April 1, 2013. The principal of the note is due in full at the October 16, 2015 maturity date. The note is convertible into common shares at a fixed conversion price of $.75 per share at any time at the election of the holder. In conjunction with the note, the Company issued 1,333,333 detachable common stock warrants at an exercise price of $2.00 per share. The warrants expire on October 16, 2014. The Company recorded debt discounts related to the fair value of the warrants and the intrinsic value of the beneficial conversion feature at the commitment date of the note. As of August 31, 2014, the carrying value of this convertible note was approximately $626,000, which is included in convertible notes payable, net in long-term liabilities on the consolidated balance sheet. During each of the three months ended August 31, 2014 and 2013, the Company recognized approximately $84,000 in interest expense related to the amortization of the above discount.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 8 - Commitments and Contingencies

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

Pursuant to the terms of the Transition Agreement described above, during the period ended August 31, 2014, the Company recognized approximately $42,000 in severance expense and has an accrued liability of approximately $153,000, which is included in accrued salaries and severance on the consolidated balance sheet as of August 31, 2014. The Company accrued for the severance to be paid to Mr. Van Ness, as Mr. Van Ness has no significant continuing service obligation to the Company.

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated July 25, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”), the Company acquired from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid to Progenics $3,500,000 in cash to close the transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to the Company in the PRO 140 transaction, pursuant to which the Company must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount.

Effective January 20, 2014, the Company entered into two Project Work Orders (the “PWOs”) with its principal clinical research organization, Amarex Clinical Research, LLC (the “CRO”). The services to be provided under the PWOs are intended to facilitate the Company’s plan to expand and accelerate the concurrent evaluation of additional potential treatment applications of its principal product candidate, PRO 140. Subsequently, one of the PWOs was terminated upon 30-days’ notice.

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

Note 9 – Acquisition of patents

As discussed in Note 8 above, the Company consummated an asset purchase on October 16, 2012 and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of August 31, 2014, the Company has recorded $3,500,000 of intangible assets in the form of patents. The Company estimates the patents have a remaining life of approximately eight years, however, it continues to explore ongoing opportunities to prolong the patent protection period.

As of the date of this filing, management cannot reasonably estimate the likelihood of paying the milestone payments and royalties described in Note 8 and, accordingly, as of August 31, 2014, the Company has not accrued any liabilities related to these contingent payments, as more fully described above in Note 8.

The following presents intangible assets activity:

	August 31, 2014	May 31, 2014
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(656,250)	(568,750)

Total amortizable intangible assets, net	2,843,750	2,931,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,879,739	$2,967,239

Amortization expense related to patents was approximately $87,500 for the period ended August 31, 2014. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 10 - Subsequent Events

On September 26, 2014, the Company issued an unsecured two-year convertible promissory note (the “Note”) in the aggregate principal amount of $2,000,000 to Alpha Venture Capital Partners, L.P. (“AVCP”). The Note bears simple interest at the annual rate of 5%, payable quarterly. The principal amount of the Note plus unpaid accrued interest is convertible at the election of the holder into shares of the Company’s common stock at any time prior to September 26, 2016, at an initial conversion price of $1.00 per share. The conversion price is subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of CytoDyn common stock sold in future securities offerings, if any, including sales to AVCP and its designees. Prepayment is permitted without penalty.

As part of the investment by AVCP, the Company issued warrants to purchase a total of 250,000 shares of the Company’s common stock exercisable at a price of $0.50 per share. The warrants are currently exercisable in full, include a cashless exercise feature, and will expire on December 31, 2019.

Following the closing of this transaction, the principal of Alpha Venture Capital, Carl C. Dockery, was appointed to the Company’s Board of Directors.

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

Results of Operations

Results of Operations for the three months ended August 31, 2014 and 2013 are as follows:

For the three months ended August 31, 2014 and August 31, 2013, we had no activities that produced revenues from operations.

For the three months ended August 31, 2014, we had a net loss of approximately $3,380,000 compared to a net loss of approximately $2,574,000 for the corresponding period in 2013. For the three months ended August 31, 2014 and August 31, 2013, we incurred operating expenses of approximately $2,955,000 and $1,001,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, professional fees, amortization of patents, research and development, legal fees and various other operating expenses.

The increase in operating expenses for the three-month period ended August 31, 2014 of approximately $1,954,000 compared to the three months ended August 31, 2013, related primarily to an increase of approximately $1,905,000 in research and development expenses, offset by a reduction in stock-based compensation and slight increase in general and administrative expenses. We expect our research and development expenses to continue to trend higher, as we commenced a self-sponsored and funded Phase 2b clinical trial, known as treatment substitution, with our drug candidate PRO 140 and have also commenced preparations for manufacturing activities of new GMP PRO 140 material for anticipated future trial use. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with common stock and stock options.

Interest expense of approximately $426,000 is comprised of a non-cash charge related to the amortization of debt discount attributable to convertible notes payable and accrued interest payable on outstanding notes. The amortization of debt discount of approximately $356,000 and $1,452, 000 for the three months ended August 31, 2014 and August 31, 2013, respectively, represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during the most recent quarter is disproportionate to 2013 due to note conversions and the corresponding reduction in unamortized discount of approximately $2,700,000 since August 31, 2013. Interest expense of approximately $70,200 for the three months ended August 31, 2014 was related to the convertible notes outstanding, which bear interest at rates ranging from 5% to 10% per year.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, especially FDA regulatory requirements. In addition, the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock would reduce future interest expense and accelerate non-cash amortization of the debt discounts associated with the convertible notes. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2014.

Liquidity and Capital Resources

The Company’s cash position for the three months ended August 31, 2014 decreased approximately $2.6 million to approximately $2.3 million as compared to approximately $4.9 million as of May 31, 2014.

As of August 31, 2014, the Company had working capital of approximately $464,000, compared to approximately $3,277,000 at May 31, 2014.

Cash Flows

Net cash used in operating activities totaled approximately $2,573,000 during the three months ended August 31, 2014, which reflects an increase of approximately $1,769,000 from net cash used in operating activities of approximately $805,000 for the three months ended August 31, 2013. The increase in the net cash used in operating activities was primarily attributable to a higher net loss owing to a $1.9 million increase in research and development expenses, offset by the decrease in amortization of the debt discount, stock-based compensation and increase in prepaid expenses.

There were no financing activities for the three months ended August 31, 2014, compared to net cash provided by financing activities of approximately $880,000 in the three months ended August 31, 2013. The decrease from the comparable quarter a year ago was due to the issuance of $1.2 million in short-term convertible notes, offset, in part, by deferred offering costs of approximately $320,000.

As reported in the accompanying financial statements, for the three months ended August 31, 2014 and August 31, 2013 we incurred net losses of approximately $3,380,000 and $2,574,000, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance our future operating activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources.

During the three months ended August 31, 2014, the Company entered into a manufacturing agreement with a contract manufacturing organization to initiate preparations for the potential future manufacturing of additional PRO 140. In the event this agreement is terminated by the Company, it will incur financial penalties determined by the date the notice of termination is delivered in relation to the anticipated manufacturing date. If the notice is delivered more than three months in advance of the anticipated manufacturing date, the penalty is approximately $1.1 million, or approximately $1.9 million thereafter.

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

As of the date of this filing, it is management’s conclusion that the probability of achieving the future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

The Company is current with its interest payment obligations to all note holders and is in compliance with all other terms of outstanding promissory notes. As of August 31, 2014, the Company had a total of approximately $4.3 million outstanding in face amount of convertible promissory notes. In the event our promissory notes, which mature as early as October 1, 2015, do not convert into shares of common stock, the Company’s ability to continue as a going concern will be contingent upon its ability to raise additional capital to meet these obligations, or refinance such obligations. If the Company is unsuccessful in raising additional capital or refinancing in the future, it may be required to cease its operations.

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

Disclosure Controls and Procedures

As of August 31, 2014, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2014 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in our Annual Report on Form 10-K filed with the SEC on July 10, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

4.1	Convertible Promissory Note issued to Alpha Venture Capital Partners, L.P., by CytoDyn Inc. dated September 26, 2014

4.2	Warrant Agreement between Alpha Venture Capital Partners, L.P., and CytoDyn Inc. dated September 26, 2014

10.1	Subscription and Investor Rights Agreement between Alpha Venture Capital Management, LLC, and CytoDyn Inc. dated September 26, 2014

10.2	Side letter agreement Alpha Venture Capital Management, LLC, and CytoDyn Inc.

10.13	Summary of Non-Employee Director Compensation Program Effective June 1, 2014

31.1	Rule 13a-14(a) Certification by CEO of the Registrant

31.2	Rule 13a-14(a) Certification by CFO of the Registrant

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 10, 2014	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: October 10, 2014	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and
Corporate Secretary

EXHIBIT INDEX

4.1	Convertible Promissory Note issued to Alpha Venture Capital Partners, L.P., by CytoDyn Inc. dated September 26, 2014

4.2	Warrant Agreement between Alpha Venture Capital Partners, L.P., and CytoDyn Inc. dated September 26, 2014

10.1	Subscription and Investor Rights Agreement between Alpha Venture Capital Management, LLC, and CytoDyn Inc. dated September 26, 2014

10.2	Side letter agreement Alpha Venture Capital Management, LLC, and CytoDyn Inc.

10.13	Summary of Non-Employee Director Compensation Program Effective June 1, 2014

31.1	Rule 13a-14(a) Certification by CEO of the Registrant

31.2	Rule 13a-14(a) Certification by CFO of the Registrant

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document