Form 10-Q
period 2015-02-28
CYTODYN INC
filed 2015-04-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

On March 31, 2015, there were 63,440,195 shares outstanding of the registrant’s no par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	February 28, 2015	May 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$1,670,390	$4,886,122
Prepaid expenses	231,247	488,821
Deferred offering costs	43,292	68,292

Total current assets	1,944,929	5,443,235
Furniture and equipment, net	25,145	16,797
Intangibles, net	2,704,739	2,967,239

Total Assets	$4,674,813	$8,427,271

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,213,069	$1,286,715
Accrued liabilities	127,508	65,000
Accrued salaries and severance	69,450	395,364
Accrued interest payable	115,820	41,276
Convertible notes payable, net	2,462,509	—
Related party, convertible note payable, net	1,091,265	—
Related party, derivative liability	156,842	—
Stock rescission liability	353,000	378,000

Total current liabilities	6,589,463	2,166,355

Long-term liabilities
Related party, convertible note payable, net	1,226,451	—
Related party, derivative liability	557,452	—
Convertible notes payable, net	—	2,338,684

Total liabilities	8,373,366	4,505,039

Shareholders’ (deficit) equity:
Series B convertible preferred stock, no par value; 400,000 shares authorized, 95,100 shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively	259,501	266,251
Common stock, no par value; 100,000,000 shares authorized, 59,259,116 and 55,753,311 issued and outstanding at February 28, 2015 and May 31, 2014, respectively	32,591,694	30,367,779
Additional paid-in capital	21,322,572	20,100,434
Common and preferred stock subject to rescission	(353,000)	(378,000)
Accumulated (deficit)	(57,519,320)	(46,434,232)

Total shareholders’ (deficit) equity	(3,698,553)	3,922,232

Total liabilities and shareholders’ (deficit) equity	$4,674,813	$8,427,271

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Operating expenses:
General and administrative	$750,648	$915,970	$2,075,521	$2,255,448
Amortization and depreciation	90,157	88,072	270,197	263,692
Research and development	2,264,064	1,655,914	6,414,531	2,387,866
Legal fees	187,582	215,611	478,466	570,425

Total operating expenses	3,292,451	2,875,567	9,238,715	5,477,431

Operating loss	(3,292,451)	(2,875,567)	(9,238,715)	(5,477,431)
Interest income	338	3,197	2,026	5,591
Gain on settlement of accounts payable	—	97,253	—	111,199
Change in fair value of derivative liability	1,261,545	—	455,970	—
Interest expense:
Amortization of discount on convertible notes	(254,485)	(402,467)	(1,298,825)	(3,449,868)
Amortization of discount on related party convertible notes	(143,012)	—	(203,711)	—
Amortization of debt issuance costs	—	(3,332)	—	(120,000)
Inducement interest	(202,295)	—	(555,628)	—
Interest on notes payable	(91,293)	(93,481)	(246,204)	(505,032)

Total interest expense	(691,085)	(499,280)	(2,304,368)	(4,074,900)

Loss before income taxes	(2,721,653)	(3,274,397)	(11,085,087)	(9,435,541)
Provision for taxes on income	—	—	—	—

Net loss	$(2,721,653)	$(3,274,397)	$(11,085,087)	$(9,435,541)

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.19)	$(0.22)

Basic and diluted weighted average common shares outstanding	58,961,254	55,472,263	56,985,042	43,786,195

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,085,087)	$(9,435,541)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	270,197	263,692
Amortization of debt issuance costs	—	120,000
Amortization of discount on convertible notes	1,298,825	3,449,868
Amortization of discount on related party notes	203,711	—
Gain on settlement of accounts payable	—	(111,199)
Change in fair value of derivative liability	(455,970)	—
Interest expense associated with conversion and exercise inducement	555,628	193,160
Stock-based compensation	450,782	784,337
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses	257,575	(347,914)
Increase (decrease) in accounts payable, accrued salaries and severance, accrued interest and accrued liabilities	738,224	(552,122)

Net cash used in operating activities	(7,766,115)	(5,635,719)

Cash flows from investing activities:
Furniture and equipment purchases	(16,053)	(11,217)

Net cash used in investing activities	(16,053)	(11,217)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	3,500,000	1,200,000
Payment on convertible note payable	—	(250,000)
Proceeds from sale of common stock	—	13,642,667
Payments of offering costs	—	(2,204,063)
Proceeds from exercise of warrants	1,066,436	50,000

Net cash provided by financing activities	4,566,436	12,438,604

Net change in cash	(3,215,732)	6,791,668
Cash, beginning of period	4,886,122	603,681

Cash, end of period	$1,670,390	$7,395,349

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,198	$—

Interest	$170,934	$165,354

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$1,175,000	$2,459,000

Common stock issued or to be issued for accrued interest payable	$729	$84,905

Original issue discount and intrinsic value of beneficial conversion feature related to debt issued with warrants	$—	$1,200,000

Preferred and common stock subject to recission liability	$25,000	$158,500

Amortization of deferred offering costs related to recission liability	$—	$28,638

Accounts payable extinguished through settlements	$—	$76,181

Original issue discount related to valuation of compound embedded derivative of convertible note payable issued with anti-dilution feature	$1,170,264	$—

Original issue discount related to valuation of relative fair value of warrants issued with convertible notes payable	$215,732	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2014 and 2013 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014, filed with the Securities and Exchange Commission on July 10, 2014. Operating results for the three and nine months ended February 28, 2015 and February 28, 2014 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2015 and February 28, 2014, (b) the financial position at February 28, 2015, and (c) cash flows for the nine-month periods ended February 28, 2015 and February 28, 2014, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ (deficit)/equity or net loss.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $11,085,087 for the nine months ended February 28, 2015 and has an accumulated deficit of $57,519,320 as of February 28, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidates, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to these product candidates, and expects to incur significant research and development expenses in the future. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance our future development activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution, and our cash balances may exceed federally insured limits. Balances in excess of federally insured limits at February 28, 2015 and May 31, 2014 approximated $1,468,000 and $4,589,000, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles—Goodwill and Other, (“ASC Topic 350”) which establishes accounting standards for the impairment of long-lived assets, such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three and nine-months ended February 28, 2015 and 2014. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 9 and 10. These patents are being amortized over ten years, which was the estimated weighted average life of the patent portfolio at the time of acquisition. The Company continues to explore opportunities to prolong the patent protection period.

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

Preferred Stock

As of February 28, 2015, the Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without shareholder approval. As of February 28, 2015, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock. The remaining preferred shares authorized have no specified rights other than the shares are non-voting.

Deferred Offering Costs

In connection with a stock rescission liability as discussed in Note 3, the Company has recorded approximately $43,300 and $68,300 in deferred offering costs as of February 28, 2015, and May 31, 2014, respectively. These deferred offering costs have been recorded as a current asset for the respective periods. The asset will be offset against equity and reduce equity at the end of the applicable period during which the investors described in Note 3 do not assert their rescission rights and retain their shares. Conversely, if the investors assert their rescission rights and forfeit their shares, the deferred offering costs will be expensed at that time.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 23,055,950 and 31,970,327 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the nine-months ended February 28, 2015 and February 28, 2014, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of February 28, 2015, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $6,596,250 of face amount convertible debt can potentially convert into 7,628,333 shares of common stock.

Fair Value of Financial Instruments

At February 28, 2015 and May 31, 2014 the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Level 3. Unobservable inputs to the valuation methodology are significant to the measurement of the fair value of assets or liabilities. These Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that we were unable to corroborate with observable market data.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of February 28, 2015 and May 31, 2014 is as follows:

	Fair Value Measurement at February 28, 2015 (1)		Fair Value Measurement at May 31, 2014 (1)
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$714,294	$714,294	$—	$—

Total liability	$714,294	$714,294	$—	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 28, 2015 and May 31, 2014.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurements. These instruments are not quoted on an active market, so the Company uses a Binomial Lattice Model to estimate the value of the derivative liability. A Binomial Lattice Model was used because management believes it reflects all the assumptions that market participants would likely consider in negotiating the transfer of the convertible notes including the potential for early conversion or adjustment of the conversion price due to a future dilutive issuance. The Company’s derivative liability is classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine-months ended February 28, 2015:

Balance at May 31, 2014	$—
Note issuance, September 26, 2014	767,038
Note issuance, February 6, 2015	403,226
Fair value adjustments	(455,970)

Balance at February 28, 2015	$714,294

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for tax years May 31, 2012 through 2014.

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

The Company estimated an amount that is a probable indicator of the rescission liability and recorded rescission liabilities for both February 28, 2015 and May 31, 2014 of $353,000 and $378,000, respectively. This amount represents the believed remaining potential rescission liability as of the dates presented to investors who pursue their rescission rights and forfeit their shares. For the purpose of calculating and disclosing rescission liability, the Company has assumed that portions of the state Claims are barred by the statutes of limitations of certain states based upon a literal interpretation of the applicable statute. Although the Company has assumed that affirmative defenses based upon the application of the statutes of limitations in these states may be generally available to bar these state Claims, it has not had legal counsel undertake a detailed analysis of case law that might apply to defer or avoid application of a bar to such claims; thus, if rescission claims are made for those assumed to be barred by a statute of limitations and such claims are contested by the Company, until such affirmative defenses are ruled upon in a proceeding adjudicating the rights at issue, no assurances can be made that, if asserted, such defenses would actually bar the rescission claims in these states.

The Company considered methods to offer to rescind the previous investment purchase or subscription by persons who acquired or subscribed for investments during the period April 15, 2008 to February 18, 2011, but did not pursue any such methods.

Note 4—Convertible Instruments

During fiscal year 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at February 28, 2015. Each share of the Series B is convertible into ten shares of the Company’s common stock including any accrued dividend, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares if the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase to the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

During the nine months ended February 28, 2015 and the fiscal year ended May 31, 2014, the Company issued $0 and $1,200,000, respectively, of unsecured convertible notes with a fixed conversion rate, (the “Notes”) to investors for cash. Each Note is convertible, at the election of the holder, at any time into common shares at a fixed conversion price of the principal balance at February 28, 2015. As of such date, $3,096,250 of the face amount of the Notes was convertible at $.75 per share. The Notes are payable in full between October 1, 2015 and December 31, 2015. The Notes bear interest at rates that range from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. In connection with the sale of the Notes, detachable common stock warrants, with terms of two or three years, were issued to the investors to purchase a total of 9,451,056 common shares at exercise prices ranging from $.50 to $2.00 per share. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the commitment date.

During the nine months ended February 28, 2015, three holders of the Company’s Notes were induced to convert their Notes into common stock, in the aggregate principal amount of $1,175,000 and accrued, but unpaid, interest of $4,702. The aggregate principal converted included $1,000,000 held by a related party. Upon conversion and immediate exercise of related warrants, the Company agreed to reduce the warrant exercise price from $1.50 and $2.00 to $.55 per share. The three Note conversions resulted in the issuance of 1,567,639 shares of common stock and a cash interest payment of $3,973. The warrants exercised resulted in the issuance of 1,413,333 shares of common stock and the receipt by the Company of proceeds totaling $777,333. Pursuant to U.S. GAAP, reducing the exercise price of the warrants to $.55 per share is characterized as inducement to convert the debt and, as such, the Company recognized non-cash interest expense for this inducement, of approximately $353,000, which was the fair value of the warrants at the time of exercise.

Additionally, at the commitment date of the aforementioned Notes, the Company determined that the initial conversion feature related to the Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the common stock at the commitment date and the effective conversion price after discounting the Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion were recorded as a debt discount to the Notes, and a corresponding increase to additional paid-in capital. In general, the respective debt discounts, at the commitment dates, exceeded the face amount of the Notes, and accordingly, the discounts were limited to the cash proceeds received from the Notes. The debt discounts are being amortized over the life of the Notes. During the three and nine months ended February 28, 2015 and 2014, the Company recognized approximately $254,000 and $1,299,000 and $402,000 and $3,450,000 as non-cash, interest expense related to amortization of the debt discount. The unamortized discounts are fully amortized upon the conversion of the Notes before maturity. Activity related to the Notes was as follows:

	February 28, 2015	May 31, 2014
Face amount of Notes	$4,271,250	$7,221,250

Unamortized discount	(633,741)	(1,932,566)
Repayments	—	(500,000)
Conversions	(1,175,000)	(2,450,000)

Total carrying value of Notes	2,462,509	2,338,684
Short-term portion of Notes	(2,462,509)	—

Long-term portion of Notes	$—	$2,338,684

During the three months ended February 28, 2015, the Company issued, on February 6, 2015, a short-term unsecured convertible promissory note in the aggregate principal amount of $1,500,000 to Alpha Venture Capital Partners, L.P. (“AVCP”). The principal amount of the Note plus unpaid accrued interest is convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The Note bears simple interest of 1.2% per month, payable at maturity on May 5, 2015, and monthly thereafter in the event the maturity date is extended, at the Company’s option, by up to three months. Prepayment is permitted without penalty subject to the Company’s obligation to pay at least three months’ interest on the principal amount. The conversion price is subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of CytoDyn common stock sold in future securities offerings, including sales to AVCP and its designees subject to certain exempt transactions. Without AVCP’s prior written consent, the Company may not incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness is subordinated in right of payment to the Company’s obligations under the AVCP Note and any additional notes issued to AVCP or related parties.

During the nine months ended February 28, 2015, the Company issued, on September 26, 2014, a two-year term unsecured convertible promissory note (the “AVCP Note”) in the aggregate principal amount of $2,000,000 to Alpha Venture Capital Partners, L.P. (“AVCP”). The AVCP Note bears simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Note is due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. Prepayment is permitted without penalty. The AVCP Note includes events of default for nonpayment of principal or interest when due or other breaches of the AVCP Note, as well as for breach of any term of the AVCP Note and related warrant agreement. The principal amount of the Note plus unpaid accrued interest is convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price is subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of CytoDyn common stock sold in future securities offerings, including sales to AVCP and its designees subject to certain exempt transactions. Without AVCP’s prior written consent, the Company may not incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness is subordinated in right of payment to the Company’s obligations under the AVCP Note and any additional notes issued to AVCP or related parties.

In connection with the two AVCP Notes, the Company issued warrants to AVCP covering 250,000 and 75,000 shares of the Company’s common stock exercisable at a price of $0.50 per share on September 26, 2014 and February 6, 2015, respectively. The warrants are currently exercisable in full, include a cashless exercise feature, and will expire on December 31, 2019 and February 28, 2020, respectively.

The Company accounted for the AVCP Notes and warrants issued for cash as a financing transaction, wherein the proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, the AVCP Notes and warrants were evaluated for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC 815. FASB ASC 815 generally requires embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The embedded derivative features consist of the conversion price being subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a conversion price per share that is 10% below the lowest sale price that is below $.9444 per share for common stock sold in future securities offerings, subject to certain exempt transactions. The note conversion round down (or anti-dilution) provision terms are not consistent with the definition for financial instruments indexed to the Company’s stock. As such, the conversion option and conversion reset price protection in the AVCP Notes require bifurcation as a derivative liability.

The aforementioned warrants have a term of five years from inception and an exercise price of $.50 per share and meet the conditions for equity classification per ASC 815. The fair value of the warrants was determined using a Black Scholes option model using the following assumptions:

	Warrants issued on September 26, 2014	Warrants issued on February 6, 2015
Risk free interest rate	1.82%	1.48%
Expected life	5 years	5 years
Expected volatility	136%	119%
Dividend yield	0.00%	0.00%

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative liability at its fair value and then to the warrants at their relative fair value, with the residual allocated to the host AVCP Notes as follows:

			Nine-months Ended February 28, 2015
	September 26, 2014	February 6, 2015	Amortization Debt Discount	Change in Fair Value	February 28, 2015
AVCP Convertible note payable	$1,074,617	$1,039,387	$203,711	$—	$2,317,715
Compound embedded derivative	767,038	403,226	—	(455,970)	714,294
Warrants (equity allocation)	158,345	57,387	—	—	215,732

	$2,000,000	$1,500,000	$203,711	$(455,970)	$3,247,741

Note 5—Derivative Liability:

The following tables summarize the fair value of the derivative liability and linked common shares as of the derivative liability inception dates (September 26, 2014 and February 6, 2015) at February 28, 2015:

	September 26, 2014	February 6, 2015	February 28, 2015
Total derivative liability	$767,038	$403,266	$714,294

Shares indexed to derivative liability	2,000,000	1,500,000	3,500,000

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the three and nine months ended February 28, 2015, the Company recognized a non-cash gain of approximately $1,262,000 and $456,000 due to the change in derivative liability related to the embedded derivative in the AVCP Notes.

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

Significant inputs and assumptions used in the Binomial Lattice Model for the derivative liability are as follows:

	September 26, 2014	February 6, 2015	February 28, 2015
Quoted market price on valuation date	$0.79	$0.96	$0.84
Contractual conversion rate	$1.00	$1.00	$1.00
Adjusted conversion price (a)	$0.9759	$1.0000	$1.0000
Contractual term to maturity (years)	2.00	0.49	0.43 – 1.58
Expected volatility	123%	124%	90% – 114%
Contractual interest rate	5%	2%	1.5% – 5.0%
Risk-free rate	0.59%	0.045%	0.041% – 0.48%
Risk adjusted rate	2.69%	2.78%	2.80%
Probability of event of default	5.00%	5.00%	5.00%

(a)	The adjusted conversion price input used in the Binomial Lattice Model considers the potential for an adjustment to the stated conversion price due to a future dilutive issuance. This input was calculated using a probability-weighted approach which considered the likelihood of various scenarios occurring including (i) potential success or failure of various phases for PRO 140, (ii) the probability the Company will enter into a future financing and (iii) and the potential price of a future financing.

The fair value of the derivative liability is significantly influenced by the Company’s trading market price, stock price volatility, changes in interest, assumptions regarding the adjusted conversion price and early redemption or conversion of the AVCP Notes.

Note 6—Stock Options and Warrants

The Company has one active stock-based equity plan at February 28, 2015, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by shareholders at the Company’s 2012 annual meeting to replace the 2004 Stock Incentive Plan. The 2012 Plan was subsequently amended by the board of directors in December 2014 to increase the number of shares of common stock available for issuance from 3,000,000 to 5,000,000 shares. This amendment was approved by the shareholders of the Company at a Special Meeting during the three months ended February 2015. The effective date of the increase was subsequent to February 28, 2015 and, as of February 28, 2015, the Company had 754,930 shares available for future stock-based grants under the 2012 Plan.

During the three months ended February 28, 2015, the Company’s board of directors granted a warrant to purchase a total of 150,000 shares of common stock at an exercise price of $1.15 per share to a third party consulting firm retained by the Company. The warrant, which expires on December 8, 2019, vests and becomes exercisable cumulatively in three warrant tranches of 50,000 shares each on March 8, 2015, September 8, 2015 and March 8, 2016. In the event the Company terminates its contract with the holder, vesting terminates immediately. In addition, the Company’s board of directors granted a warrant to purchase a total of 100,000 shares of common stock at an exercise price of $1.15 per share to a scientific advisor retained by the Company. The warrant, which will terminate on December 8, 2019, will become vested and exercisable cumulatively as follows, 33,334 shares on April 8, 2015 and 33,333 shares on August 8, 2015 and December 8, 2015, respectively.

During the nine months ended February 28, 2015, a warrant to purchase a total of 150,000 shares of common stock at an exercise price of $1.05 per share were granted to a third party consultants. The warrant vests in three tranches of 50,000 shares each, based on three separately identified milestones. In the event any milestone is not achieved, the shares subject to the satisfaction of such milestone shall not vest and will not be exercisable for such shares. The warrant has a five-year term and is not currently exercisable.

During the nine months ended February 28, 2015, the Company granted options to purchase a total of 483,973 shares of common stock to directors and an employee with exercise prices ranging from $.66 to $.81 per share. The director option awards covering 333,973 shares, vest at 25% per quarter over one year and an option covering 100,000 shares vest at 50% per year over two years, all with a five-year term. The grant date fair value related to these options was $.35 per share. The employee award covering 50,000 shares of common stock vests ratably over three years with a five-year term. The grant date fair value related to these options was $.43 per share. In connection with the issuance of two convertible notes during the nine months ended February 28, 2015, the Company issued two warrants to the Note holder, covering a total of 325,000 shares. The terms and conditions of these warrants are described in Note 4.

During the three months ended February 28, 2015, in connection with an offer to induce the exercise of warrants initially issued with convertible debt, the Company agreed to reduce the exercise price from $2.00 and $.75 per share to $.55, conditioned upon immediate exercise. This inducement offer resulted in the issuance of 525,641 shares of common stock and receipt of proceeds by the Company of $289,103. Pursuant to U.S. GAAP, reducing the exercise price of warrants is characterized as inducement to convert the warrant and, as such, the Company recognized non-cash interest expense of approximately $202,300 during the three months ended February 28, 2015, which was the fair value of the warrants at the time of exercise.

During the nine months ended February 28, 2015, in connection with an inducement to convert certain promissory notes into common stock and the exercise of related warrants (see Note 4), an aggregate of 1,413,333 shares of Common Stock were issued upon the exercise of replacement warrants, previously outstanding and held by Note holders. The Company received cash proceeds of $777,333 from the exercise of the warrant shares. Pursuant to U.S. GAAP, reducing the exercise price of the warrants to $.55 per share is characterized as inducement to convert the debt and, as such, the Company recognized non-cash interest expense of approximately $353,000 during the nine months ended February 28, 2015, which was the fair value of the warrants at the time of exercise. Total cash proceeds from the exercise of common stock warrants for the nine months ended February 28, 2015 was approximately $1,066,000.

Compensation expense related to stock options and warrants was approximately $161,400 and $451,000 for the three and nine-months ended February 28, 2015, respectively, and $298,000 and $784,400 for the three and nine-months ended February 28, 2014. The grant date fair value of options and warrants vested during the three and nine-month periods ended February 28, 2015 and February 28, 2014 was approximately $171,000 and $481,000, respectively and $417,000 and $1,991,400 for the three and nine months ended February 2014, respectively. As of February 28, 2015, there was approximately $641,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.20 years.

The following table presents stock option and warrant activity as of and for the nine months ended February 28, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2014	30,806,361	$1.13	3.29	$177,042
Granted	1,208,973	0.67	—	—
Exercised	(1,938,974)	0.55	—	—
Forfeited/expired/cancelled	(7,020,410)	1.76	—	—

Options and warrants outstanding—February 28, 2015	23,055,950	0.86	3.73	2,151,361

Outstanding exercisable—February 28, 2015	21,476,679	$0.86	3.72	$2,027,111

Note 7—Recent Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

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

Note 8—Related Party Transactions

During the nine months ended February 28, 2015, the Company issued two unsecured convertible promissory notes (see Note 4 and 5) in the aggregate principal amount of $3,500,000 to Alpha Venture Capital Partners, L.P. (“AVCP”), whose principal is now a director of the Company. The AVCP Note issued on September 26, 2014 in the amount of $2,000,000 bears simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Note is due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. The Company issued a second note to AVCP on February 6, 2015 in the principal amount of $1,500,000 with a three-month term, which may be extended by up to an additional three months, at the Company’s option. This short-term note bears simple interest at the rate of 1.2% per month. Additional terms and conditions are more fully described in Note 4 above. Both AVCP Notes permit prepayment without penalty and include events of default for nonpayment of principal or interest when due or other breaches, as well as for breach of any terms and related warrant agreements. The principal amount of the AVCP Notes plus unpaid accrued interest are convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price is subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of CytoDyn common stock sold in future securities offerings including sales to AVCP and its designees, subject to certain exempt transactions. Without AVCP’s prior written consent, the Company may not incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness is subordinated in right of payment to the Company’s obligations under the Notes and any additional notes issued to AVCP or related parties.

In connection with the AVCP Notes, the Company issued two warrants to AVCP covering a total of 325,000 shares of the Company’s common stock exercisable at a price of $0.50 per share. The warrants are currently exercisable in full, include a cashless exercise feature, and will expire on December 31, 2019 and February 28, 2020, as to 250,000 shares and 75,000 shares, respectively.

As disclosed in Note 4, during the nine months ended February 28, 2015, a director converted a $1,000,000 convertible Note in the aggregate principal amount of $1,000,000 into 1,333,333 shares of the Company’s common stock, resulting in $733,333 of proceeds to the Company. As described in Note 4, this conversion was a result of an offer to induce conversion by all holders of convertible notes with a three-year term.

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

Pursuant to the terms of the Transition Agreement described above, during the nine months ended February 28, 2015, the Company recognized approximately $125,000 in severance expense and has an accrued liability of approximately $69,000, which is included in accrued salaries and severance on the consolidated balance sheet as of February 28, 2015. The Company accrued for the severance to be paid to Mr. Van Ness, as Mr. Van Ness has no significant continuing service obligation to the Company.

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

Note 10—Acquisition of patents

As discussed in Note 9 above, the Company consummated an asset purchase on October 16, 2012 and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Board Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 28, 2015, the Company has recorded $3,500,000 of intangible assets in the form of patents. The Company estimates the patents have a remaining life of approximately eight years; however, it continues to explore ongoing opportunities to prolong the patent protection period.

As of the date of this filing, management cannot reasonably estimate the likelihood of paying the milestone payments and royalties described in Note 9 and, accordingly, as of February 28, 2015, the Company has not accrued any liabilities related to these contingent payments, as more fully described above in Note 9.

The following presents intangible assets activity:

	February 28, 2015	May 31, 2014
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(831,250)	(568,750)

Total amortizable intangible assets, net	2,668,750	2,931,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,704,739	$2,967,239

Amortization expense related to patents was $87,500 and 262,500 for the three and nine month periods ended February 28, 2015 and 2014, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next seven years and approximately $219,000 during the last year of their life.

Note 11—Subsequent Events

Following the February 27, 2015, shareholder approval, the Company filed Articles of Amendment to the Articles of Incorporation on March 2, 2015 to increase the number of common shares authorized for issuance from 100 million shares to 200 million shares. The shareholders also approved an increase of two million common shares authorized for issuance under the 2012 Plan.

Subsequent to quarter end, holders of the Company’s three-year convertible promissory Notes (the Notes) in the aggregate principal amount of $3,046,250, and accrued but unpaid interest of $96,595, were induced to convert their Notes and accrued but unpaid interest, into common stock of the Company, no par value, at the rate of $0.75 per share. The conversion resulted in the issuance of 4,181,079 shares of common stock and a cash interest payment of $7,028. In connection with the conversion of the Notes, the Company issued warrants to purchase an aggregate of 5,555,000 shares of common stock at an exercise price of $1.00 per share. All but two of the warrants are exercisable through October 2015. One warrant, for the purchase of 186,667 shares of common stock, is exercisable through December 2015, and one warrant, for the purchase of 160,000 shares of common stock, is exercisable until January 15, 2016. The Company agreed to register the shares of common stock issuable upon exercise of the warrants.

On March 6, 2015 the Company’s board of directors granted a warrant to purchase a total of 150,000 shares of common stock at an exercise price of $0.83 per share to an independent consultant. The warrant has a five-year term and vests 50% annually over two years beginning March 6, 2016.

Subsequent to quarter end, on April 1, 2015, the Company gave notice to Alpha Venture Capital Partners, L.P. (“AVCP”), the holder of a $1.5 million short-term convertible promissory note, that the Company exercised its one-time option to extend the maturity date of the note from May 5, 2015 to August 5, 2015.

Subsequent to quarter end, the Company initiated discussions with a third-party licensor to enter into a licensing agreement covering the licensor’s “system know-how” technology with respect to the Company’s use of the proprietary cell lines to manufacture new PRO 140 material. The license fee and royalty fee will vary depending on whether the third-party licensor is utilized as the manufacturer or an independent party, as the licensor does not charge an annual license fee when it serves as the manufacturer. Since the discussions have not had the benefit of negotiation, nor has the Company received a manufacturing proposal from the licensor, the cost of the annual license agreement cannot be reasonably estimated as of the date of this filing. Accordingly, the Company has not accrued any expense for this license as of February 28, 2015.

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

Results of Operations

Results of Operations for the three months ended February 28, 2015 and 2014 are as follows:

For the three months ended February 28, 2015 and February 28, 2014, we had no activities that produced revenues from operations.

For the three months ended February 28, 2015, we had a net loss of approximately $2,722,000 compared to a net loss of approximately $3,274,000 for the corresponding period in 2014. The decrease in net loss of approximately $552,000 over the comparable three-month period in 2014 was due primarily to comparably lower general and administrative expenses of approximately $165,000 and a non-cash gain of approximately $1,262,000 arising from the change in the fair value of the derivative liability during 2015, offset in part by increases of approximately $608,000 of research and development and $192,000 of non-cash interest expense. The reduction in the fair value of the derivative liability was predominately due to the decrease in the market price of our common stock. The derivative liability is significantly influenced by the trading price of our stock, thus, if our stock price is reduced, this will create a substantial decrease in the derivative liability and a corresponding decrease in expense. For the three months ended February 28, 2015 and February 28, 2014, we incurred operating expenses of approximately $3,292,000 and $2,876,000, respectively, consisting primarily of salaries and benefits, stock-based compensation, amortization of patents, professional fees, legal fees, research and development and various other operating expenses.

The increase in operating expenses for the three-month period ended February 28, 2015 of approximately $417,000 compared to the three months ended February 28, 2014, related primarily to the increase in research and development, offset in part by a decrease in general and administrative and legal expenses. We expect our research and development expenses to continue to increase as we prepare for additional human clinical trials with our product candidate PRO 140 and to concurrently explore other opportunities for our monoclonal antibody. Our ability to continue to fund our operating expenses will continue to depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with stock options.

Interest expense for the three months ended February 28, 2015 of approximately $691,000 was comprised of (i) a non-cash charges related to the amortization of debt discount of approximately $397,000 attributable to convertible notes, (ii) a non-cash charge of approximately $202,000 related to the fair value of warrants induced to exercise and (iii) accrued interest payable on outstanding convertible notes of approximately $91,000. The amortization of debt discount for derivatives during the three months ended February 28, 2015 represents amortization of the discount which resulted from allocating a portion of the financing proceeds to the compound embedded derivative. Pursuant to U.S. GAAP, the AVCP Notes gave rise to a derivative liability primarily due to the potential adjustment of the conversion rate of the note, commonly known as an anti-dilution or “round down” provision.

The future trends of all expenses will be driven, in part, by the future outcomes of the clinical trials and their correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock, which would reduce future cash interest expense, and accelerate non-cash amortization of the debt discounts associated with the convertible notes. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2014.

Results of Operations for the nine months ended February 28, 2015 and 2014 are as follows:

For the nine months ended February 28, 2015 and February 28, 2014, we had no activities that produced revenues from operations.

For the nine months ended February 28, 2015, we had a net loss of approximately $11.1 million, as compared to a net loss of approximately $9.4 million for the similar 2014 period. The increased net loss for 2015 of approximately $1.7 million over 2014 was primarily attributable to the increase in research and development costs of approximately $4 million and to higher interest expense of approximately $297,000, offset in part by a non-cash gain of approximately $456,000 owing to a reduction in the derivative liability, as well as to lower general and administrative, legal, combined with a $2.1 million reduction in amortization of debt discount and debt issuance costs.

For the nine months ended February 28, 2015, operating expenses of approximately $9.2 million increased approximately $3.8 million over the comparable 2014 period due to substantially increased research and development costs, offset in part by a slight reduction in legal and general and administrative expenses. The decline in general and administrative expenses was primarily attributable to lower stock-based compensation. Higher research and development expenses reflects the Company’s Phase 2b treatment substitution clinical trial and related extension studies, as well as preparations for the future manufacturing of the PRO 140 monoclonal antibody.

Interest expense for the nine months ended February 28, 2015 was comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes, (ii) a non-cash charge related to the reduction in the exercise price of warrants to induce conversion of debt and warrant exercises (iii) accrued interest payable on outstanding convertible notes. The amortization of debt discount of approximately $1.3 million for the nine months ended February 28, 2015 represents the amortization of the intrinsic value of the beneficial conversion feature of the convertible notes payable, fair value of the attached warrants and to a lesser extent an amount resulting from allocating a portion of the financing proceeds to the compound embedded derivative. The amount of amortization recognized during the nine months ended February 28, 2014 also includes a disproportionate amount of debt discount which arises upon the conversion of notes into stock prior to their respective maturity dates. For the similar period in 2014, $2,450,000 in principal amount of notes converted with varying number of days outstanding, coupled with the Company’s issuance of $1,200,000 of short-term convertible notes in July 2013, increases the lack of comparability of total interest expense between the two nine-month periods.

Liquidity and Capital Resources

The Company’s cash position at February 28, 2015 decreased to approximately $1,670,000; as compared to approximately $4,886,000 as of May 31, 2014.

On February 28, 2015, the Company had negative working capital of approximately $ 4,645,000, as compared to positive working capital of approximately $3,276,000 at May 31, 2014.

Cash Flows

Net cash used in operating activities totaled approximately $7,766,000 during the nine months ended February 28, 2015, which reflects an increase of approximately $2,130,000 of net cash used in operating activities over the comparable nine-month period a year ago. The $7,766,000 of net cash used in operating activities for the nine months ended February 28, 2015 represents the effect of approximately $11,085,000 net loss, offset in part by increases in accounts payables, coupled with approximately $2,323,000 of non-cash expenses related to change in derivative liability, amortization of debt discount, stock-based compensation, inducement interest, as well as depreciation and amortization.

Net cash used in investing activities totaled approximately $16,000 during the nine months ended February 28, 2015, which reflects an increase of approximately $4,800 from net cash used in investing activities for the nine months ended February 28, 2014.

Net cash provided by financing activities of approximately $4,566,000 for the nine months ended February 28, 2015 included proceeds from the issuance of $3,500,000 in convertible promissory notes and proceeds of approximately $1,066,400 from the exercise of warrants. The decrease of approximately $7.9 million from the comparable 2014 nine-month period is primarily due to a private equity offering in October 2013 which provided net proceeds of approximately $11.6 million after offering costs of $2.1 million, repayments of a short-term convertible note, offset in part by higher proceeds from the exercise of warrants.

As reported in the accompanying financial statements, for the nine months ended February 28, 2015 and February 28, 2014, the Company incurred net losses of approximately $11.1 million and $9.4 million, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from the issuance of convertible notes payable. We intend to continue to finance our future operating activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict our operations. Any other third–party funding arrangements could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated needs. Additional capital, if available, may not be available on reasonable terms.

During the nine months ended February 28, 2015, the Company entered into a manufacturing agreement with a contract manufacturing organization to initiate preparations for the future manufacturing of additional PRO 140. In the event this agreement is terminated by the Company, it will incur financial penalties determined by the date the notice of termination is delivered in relation to the anticipated manufacturing date. If the notice is delivered more than three months in advance of the anticipated manufacturing date, the penalty is approximately $1.1 million or approximately $1.9 million thereafter.

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

The Company is current with its interest payment obligations to all note holders and is in compliance with all other terms of outstanding promissory notes. As of February 28, 2015, the Company had a total of approximately $6.6 million outstanding in face amount of convertible promissory notes. In the event our promissory notes, which mature as early as May 6, 2015, do not convert into shares of common stock, the Company’s ability to continue as a going concern will be contingent upon its ability to raise additional capital to meet these obligations, or to refinance such obligations. If the Company is unsuccessful in raising additional capital or refinancing in the future, it may be required to cease its operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of February 28, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 28, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2015 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 28, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in our Annual Report on Form 10-K filed with the SEC on July 10, 2014, except as described below.

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

CYTODYN INC. (Registrant)

Dated: April 9, 2015	/s/ Nader Z. Pourhassan Nader Z. Pourhassan President and Chief Executive Officer

Dated: April 9, 2015	/s/ Michael D. Mulholland Michael D. Mulholland Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document