Form 10-Q
period 2015-08-31
CYTODYN INC
filed 2015-10-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1933

For the transition period from                      to

Commission File Number: 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Delaware	75-3056237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

1111 Main Street, Suite 660 Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On September 30, 2015 there were 83,699,633 shares outstanding of the registrant’s $.001 par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	August 31, 2015	May 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$2,832,347	$1,050,060
Prepaid expenses	185,516	253,833
Prepaid clinical service fees	569,517	733,916

Total current assets	3,587,380	2,037,809
Furniture and equipment, net	21,519	24,213
Intangibles, net	2,529,739	2,617,239

Total Assets	$6,138,638	$4,679,261

Liabilities and Shareholders’ (Deficit)
Current liabilities:
Accounts payable	$4,939,808	$5,016,261
Accrued milestone payments	2,500,000	2,500,000
Accrued liabilities, salaries and interest payable	561,885	644,533
Accrued license fees	1,860,000	930,000
Convertible notes payable, net	2,991,387	1,634,458

Total current liabilities	12,853,080	10,725,252
Long-term liabilities:
Related party, convertible note payable, net	—	2,637,618
Related party, derivative liability	—	2,008,907

Total liabilities	12,853,080	15,371,777
Shareholders’ (deficit):
Series B convertible preferred stock, $.001 par value; 400,000 shares authorized, 95,100 shares issued and outstanding at August 31, 2015 and May 31, 2015, respectively	95	95
Common stock, $.001 par value; 200,000,000 shares authorized, 79,604,624 and 63,644,348 issued and outstanding at August 31, 2015 and May 31, 2015, respectively	79,605	63,644
Additional paid-in capital	73,623,175	60,766,047
Accumulated (deficit)	(80,417,317)	(71,522,302)

Total shareholders’ (deficit)	(6,714,442)	(10,692,516)

Total liabilities and shareholders’ (deficit)	$6,138,638	$4,679,261

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,
	2015	2014
Operating expenses:
General and administrative	$856,660	$664,506
Amortization and depreciation	90,191	89,913
Research and development	5,309,241	2,063,144
Legal fees	401,389	137,021

Total operating expenses	6,657,481	2,954,584

Operating loss	(6,657,481)	(2,954,584)
Interest income	358	1,132
Loss on extinguishment of convertible notes	(584,177)	—
Change in fair value of derivative liability	646,505	—
Interest expense:
Amortization of discount on convertible notes	(1,006,590)	(355,875)
Amortization of debt issuance costs	(350,339)	—
Amortization of discount on related party convertible notes	(94,344)	—
Inducement interest	(757,871)	—
Interest on notes payable	(91,076)	(70,193)

Total interest expense	(2,300,220)	(426,068)

Loss before income taxes	(8,895,015)	(3,379,520)
Provision for taxes on income	—	—

Net loss	$(8,895,015)	$(3,379,520)

Basic and diluted loss per share	$(0.12)	$(0.06)

Basic and diluted weighted average common shares outstanding	71,984,053	55,752,503

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,895,015)	$(3,379,520)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	90,191	89,913
Amortization of debt issuance costs	350,339	—
Amortization of discount on convertible notes	1,006,590	355,875
Amortization of discount on related party notes	94,344	—
Change in fair value of derivative liability	(646,505)	—
Loss on extinguishment of convertible notes	584,177	—
Interest expense associated with conversion and exercise inducement	757,871	—
Stock-based compensation	351,564	137,463
Changes in current assets and liabilities:
Decrease in prepaid expenses	232,716	178,072
Increase in accounts payable, accrued salaries and severance, accrued interest and accrued liabilities	824,875	44,794

Net cash used in operating activities	(5,248,853)	(2,573,403)

Cash flows from investing activities:
Furniture and equipment purchases	—	(16,943)

Net cash used in investing activities	—	(16,943)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	8,014,241	—
Payment of offering costs	(983,101)	—

Net cash provided by financing activities	7,031,140	—

Net change in cash	1,782,287	(2,590,346)
Cash, beginning of period	1,050,060	4,886,122

Cash, end of period	$2,832,347	$2,295,776

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$2,198

Interest	$—	$3,472

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$4,678,543	$—

Common stock issued or to be issued for accrued interest payable	$53,972	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2015

(UNAUDITED)

Note 1 – Organization

CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. Pursuant to the acquisition agreement, the Company acquired assets related to its drug candidate Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies.

The Company is developing a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and Acquired Immune Deficiency Syndrome.

Advanced Genetic Technologies, Inc. (“AGTI”), a wholly owned subsidiary of the Company, was incorporated under the laws of Florida on December 18, 2006 pursuant to an acquisition made by the Company during 2006.

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), to explore the possible application of the Company’s existing proprietary monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus. The Company views the formation of CVM as an effort to strategically diversify the use of its proprietary monoclonal antibody technology.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2015 and 2014 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, filed with the Securities and Exchange Commission on July 10, 2015. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2015 and August 31, 2014, (b) the financial position at August 31, 2015, and (c) cash flows for the three month periods ended August 31, 2015 and August 31, 2014, have been made.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ (deficit), net loss or earnings per share. The Company reincorporated in Delaware on August 27, 2015 which required a reclassification to reflect par value of common and preferred stock at $.001 as of August 31, 2015 and May 31, 2015.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $8,895,015 for the three months ended August 31, 2015 and has an accumulated deficit of $80,417,317 as of August 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidates, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to these product candidates, and expects to incur significant research and development expenses in the future. These research and development activities are subject to significant risks and uncertainties. We intend to finance our future development activities and our working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Balances in excess of federally insured limits at August 31, 2015 and May 31, 2015 approximated $2,586,000 and $1,164,000, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset (See Note 10 for acquisition of patents). There were no impairment charges for the three months ended August 31, 2015 and 2014. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 6 and 10.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a New Drug Application that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of August 31, 2015 and May 31, 2015 the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

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

Preferred Stock

As of August 31, 2015, the Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without shareholder approval. As of August 31, 2015, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, as to which there are 95,100 shares outstanding at August 31, 2015, as described in Note 3. The remaining preferred shares authorized have no specified rights other than the shares are non-voting.

Debt Issuance Costs

The Company has early adopted ASU 2015-03, as described in Note 8, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and to be amortized over the life on the debt. During the year ended May 31, 2015, the Company incurred direct costs associated with the issuance of short-term convertible notes as described in Note 3, and recorded approximately $708,000 of debt issuance costs and approximately $350,000 and $-0- of related amortization for the three months ended August 31, 2015 and 2014, respectively.

Offering Costs

During the three months ended August 31, 2015 the Company incurred approximately $1.0 million in direct incremental costs associated with the sale of the equity securities, as described in Note 7. The offering costs were recorded as a component of equity when the proceeds were received.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 40,003,836 and 30,936,361 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the three months ended August 31, 2015 and August 31, 2014, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of August 31, 2015, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock, and $4,031,050 of convertible debt can potentially convert into 5,374,733 shares of common stock.

Fair Value of Financial Instruments

At August 31, 2015 and May 31, 2015 the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of August 31, 2015 and May 31, 2015 is as follows:

	Fair Value Measurement at August 31, 2015 (1)		Fair Value Measurement at May 31, 2015 (1)
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$—	$—	$2,008,907	$2,008,907

Total liability	$—	$—	$2,008,907	$2,008,907

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of August 31, 2015 and May 31, 2015.

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

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended August 31, 2015 and year ended May 31, 2015:

Balance at May 31, 2014	$—
Note issuance, September 26, 2014	767,038
Note issuance, February 6, 2015	403,226
Fair value adjustments	838,643

Balance at May 31, 2015	$2,008,907

Note conversion June 24, 2015	(521,133)
Note conversion June 24, 2015	(841,269)
Fair value adjustments	(646,505)

Balance at August 31, 2015	$—

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (“ASC 740-10”). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses and penalties in operating expenses

Note 3 - Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at August 31, 2015. Each share of the Series B is convertible into ten shares of the Company’s $.001 par common stock including any accrued dividends, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

2013 Convertible Notes

During the year ended May 31, 2013, the Company issued $6,588,250 in aggregate original principal amount of unsecured convertible notes (the “2013 Convertible Notes”) to investors for cash. Each outstanding 2013 Convertible Note is convertible at the election of the holder at any time into common shares at a fixed conversion price. At issuance, total principal of $6,208,250 was convertible at $0.75 per share, and $380,000 was convertible at $0.65 per share. The 2013 Convertible Notes were payable in full between November 30, 2013 and March 6, 2016, and bore interest at rates ranging from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. At August 31, 2015 and May 31, 2015, one 2013 Convertible Note with an aggregate original principal amount of $50,000 remained outstanding, convertible at $0.75 per share, bearing interest at a rate of 5% per year, and payable in full on October 15, 2015.

In connection with the initial sale of the 2013 Convertible Notes, detachable common stock warrants with a two-year term to purchase a total of 8,527,984 common shares at exercise prices ranging from $0.75 to $2.00 per share were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the warrants, risk-free interest rates, and expected dividend yield at the grant date.

Additionally, at the commitment date, the Company determined that the conversion feature related to the 2013 Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the 2013 Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a debt discount to the 2013 Convertible Notes, with a corresponding increase to additional paid-in capital. The debt discount is amortized over the life of the 2013 Convertible Notes. During the three months ended August 31, 2015 and 2014, the Company recognized approximately $4,100 and $356,000, respectively, as interest expense related to amortization of the debt discount. The unamortized discount is fully amortized upon any conversion of the 2013 Convertible Notes before maturity. Activity related to the 2013 Convertible Notes for the three months ended August 31, 2015 and fiscal year ended May 31, 2015 was as follows:

	August 31, 2015	May 31, 2015
Face amount of Notes	$50,000	$4,271,250

Unamortized discount	(2,375)	(6,529)
Conversions	—	(4,221,250)

Total carrying value of Notes	$47,625	$43,471

During the year ended May 31, 2015, certain holders of the 2013 Convertible Notes in the aggregate principal amount of $1,175,000, plus accrued but unpaid interest of $4,703, were induced to convert their 2013 Convertible Notes into common stock, at the rate of $0.75 per share, conditioned upon their immediate exercise of certain of the foregoing warrants, covering an aggregate of 1,413,333 shares of common stock, at an exercise price reduced from $2.00 down to $0.55 per share. The note conversions resulted in the issuance of 1,556,667 shares of common stock, a cash interest payment of $3,793 and the Company’s receipt of $777,333 from the exercise of such warrants.

During the year ended May 31, 2015, certain holders of the 2013 Convertible Notes in the aggregate principal amount of $3,046,250, plus accrued but unpaid interest of $86,296, were induced to convert their 2013 Convertible Notes into 4,181,079 shares of common stock at a conversion price of $0.75, conditioned upon the Company issuing new warrants to replace certain of the foregoing warrants which had previously expired, covering an aggregate of 6,310,677 shares of common stock, at an exercise price of $1.00 per share, with an approximate term of seven months from date of issuance.

The Company determined the fair value of the new warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free interest rate and expected dividend yield at the commitment date.

2015
Expected dividend yield	0%
Stock price volatility	88.79%
Expected term	5 years
Risk-free interest rate	1.46%-1.58%
Grant-date fair value	$0.52-$0.76

As further described in Note 12, the Company has subsequently extended the term of such replacement warrants for an additional year, with new expiration dates between October 1, 2016 and January 15, 2017.

AVCP Convertible Notes

During the year ended May 31, 2015, the Company issued a three-month unsecured convertible promissory note (the “AVCP Bridge Note”) in the aggregate principal amount of $1,500,000 to Alpha Venture Capital Partners, L.P. (“AVCP”). As described in greater detail below, the AVCP Bridge Note has subsequently been converted in a transaction occurring during the quarter ended August 31, 2015. The principal amount of the AVCP Bridge Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The AVCP Bridge Note bore simple interest of 1.2% per month, payable at maturity on May 5, 2015, and monthly thereafter, upon the Company’s election to exercise a one-time option to extend the maturity by an additional three months, which the Company exercised on April 1, 2015 (extending the maturity date to August 5, 2015). Prepayment was permitted without penalty subject to the Company’s obligation to pay at least three months’ interest on the principal amount. The conversion price was subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of common stock sold or deemed sold in future securities offerings, including sales to AVCP and its designees subject to certain exempt transactions. Without AVCP’s prior written consent, the Company was not permitted to incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness was subordinated in right of payment to the Company’s obligations under the AVCP Bridge Note and any additional notes issued to AVCP or related parties.

Earlier in the year ended May 31, 2015, the Company issued an additional two-year term unsecured convertible promissory note (the “AVCP Two-Year Note” and, together with the AVCP Bridge Note, the “AVCP Convertible Notes”) in the aggregate principal amount of $2,000,000 to AVCP. As described in greater detail below, along with the AVCP Bridge Note, the AVCP Two-Year Note has subsequently been converted in a transaction occurring during the quarter ended August 31, 2015. The AVCP Two-Year Note bore simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Two-Year Note was due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. Prepayment was permitted without penalty. The AVCP Two-Year Note included events of default for nonpayment of principal or interest when due or other breaches of the AVCP Two-Year Note, as well as for breach of any term of the AVCP Two-Year Note and related warrant agreement. The principal amount of the AVCP Two-Year Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price was subject to adjustment on the same terms, and contained similar consent rights to the issuance of additional indebtedness, as the AVCP Bridge Note above.

As a result of the private placement of approximately $4 million in convertible notes during the fourth quarter of fiscal year ended May 31, 2015, as described below, the conversion price of the AVCP Convertible Notes was reduced to $0.675 per share of common stock, which was 90% of the weighted-average price of the deemed issued shares of $0.75 related to the approximately $4 million offering of 2015 Convertible Notes described below. The decrease in the conversion price caused the number of shares of common stock issuable upon conversion of the AVCP Convertible Notes to increase from 3,500,000 to 5,185,185 shares of common stock.

The Company accounted for the AVCP Notes and related warrants (as described below) as a financing transaction, wherein the proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, the AVCP Convertible Notes and warrants were evaluated for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and ASC 815. ASC 815 generally requires embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The embedded derivative features consisted of the conversion price being subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a conversion price per share that is 10% below the lowest sale price that is below $.9444 per share for common stock sold or deemed sold in future securities offerings, subject to certain exempt transactions. The note conversion round down (or anti-dilution) provision terms were not consistent with the definition for financial instruments indexed to the Company’s stock. As such, the conversion option and conversion reset price protection in the AVCP Convertible Notes required bifurcation as a derivative liability.

In connection with the original issuance of the two AVCP Convertible Notes, the Company issued warrants to AVCP covering 250,000 and 75,000 shares of the Company’s common stock exercisable at a price of $0.50 per share on September 26, 2014 and February 6, 2015, respectively. The warrants are currently exercisable in full, include a cashless exercise feature, and will expire on December 31, 2019 and February 28, 2020, respectively. The aforementioned warrants have a term of five years from inception and an exercise price of $.50 per share and meet the conditions for equity classification per ASC 815. The fair value of the warrants was determined using a Black-Scholes option model using the following assumptions:

	Warrants issued on September 26, 2014	Warrants issued on February 6, 2015
Risk free interest rate	1.82%	1.48%
Expected life	5 years	5 years
Expected volatility	136%	119%
Dividend yield	0.00%	0.00%

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative liability at its fair value and then to the warrants at their relative fair value, with the residual allocated to the host AVCP Convertible Notes as presented below.

On June 23, 2015, the Company, Alpha Venture Capital Management, LLC and AVCP entered into a Debt Conversion and Termination Agreement pursuant to which (i) AVCP agreed to convert the $3,535,627 in aggregate indebtedness as of June 23, 2015 under the AVCP Convertible Notes in exchange for 5,237,966 shares of the Company’s $.001 par value common stock; (ii) subject to the conversion of the two AVCP Convertible Notes, the Company agreed to issue AVCP an additional five-year warrant covering 1,000,000 shares of common stock at an exercise price of $0.675 per share and (iii) subject to the AVCP’s receipt of the common shares and warrant, the parties agreed to (a) terminate the subscription agreements; and (b) release and discharge each other party from all claims and obligations arising under the two AVCP Convertible Notes and subscription agreements. As a result of the debt conversion, the Company recognized a loss on extinguishment of the AVCP Convertible Notes of $584,177, a non-cash gain on the change in the fair value of the derivative liability of $646,505 and non-cash inducement interest expense of $757,871 arising from the aforementioned warrant.

		Three-months Ended August 31, 2015
	May 31, 2015	Debt Discount	Fair Value	Conversion	August 31, 2015
AVCP Convertible notes payable	$2,637,618	$94,344	$—	$(2,731,962)	$—
Compound embedded derivative	2,008,907	—	(646,505)	(1,362,402)	—
Warrants (equity allocation)	215,732	—	—	—	—
Accrued interest on notes payable				(35,627)
Fair Value of Common Stock Issued				4,714,168
Loss on conversion				(584,177)

	$4,862,257	$94,344	$(646,505)	$—	$—

Short-Term Convertible Notes

During the year ended May 31, 2015, the Company issued approximately $4.0 million of six-month unsecured convertible promissory notes (the “Short-Term Convertible Notes”) and related warrants to investors for cash, of which approximately $1.3 million in aggregate original principal amount remains outstanding, following the consummation of the tender offer transaction on September 21, 2015, as described below. Each Short-Term Convertible Note was originally convertible, at the election of the holder, at any time into common shares at a $0.75 per share. The Short-Term Convertible Notes bore interest of 7% per annum, payable in cash upon maturity. In connection with the issuance of the Short-Term Convertible Notes, the Company also issued warrants with a five-year term to purchase a total of 1,061,586 shares of $.001 par value common stock at an exercise price of $0.75. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free interest rate and expected dividend yield at the commitment date.

The Company utilized the following weighted-average assumptions to value the above investor warrants:

2015
Expected dividend yield	0%
Stock price volatility	88.79%
Expected term	5 years
Risk-free interest rate	1.46%-1.58%
Grant-date fair value	$0.52-$0.76

Additionally, at the commitment date, the Company determined that the conversion feature related to the Short-Term Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Short-Term Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discounts to the Short-Term Convertible Notes, and a corresponding increase to additional paid-in capital. The debt discounts are amortized over the life of the Short-Term Convertible Notes. During the three months ended August 31, 2015, the Company recognized approximately $1,006,000 as interest expense related to amortization of the debt discounts, and the Short-Term Convertible Notes were not outstanding during the three months ended August 31, 2014. The unamortized discounts are fully amortized upon any conversion of the Short-Term Convertible Notes before maturity. Activity related to the Short-Term Convertible Notes for the three months ended August 31, 2015, and fiscal year ended May 31, 2015 was as follows:

	August 31, 2015	May 31, 2015
Face amount of Notes	$3,981,050	$3,981,050
Unamortized discounts	(1,037,288)	(2,390,063)

Total carrying value of Notes	$2,943,762	$1,590,987

During the three months ended August 31, 2015 the Company tendered an offer to settle the balances of the Short-Term Convertible Notes. The Company offered to exchange the Short-Term Convertible Notes for (i) the issuance of restricted shares of our $.001 par value common stock, for the settlement of the balance of the Short-Term Convertible Notes, principal and accrued but unpaid interest as of September 21, 2015, which was the commitment date, at a conversion price of $0.675 per share and (ii) the amendment of the related warrants to reduce the exercise price to $0.675 per share. The offer represented a 10.0% discount to $0.75, which is the current conversion price of the Short-Term Convertible Notes and current exercise price of the related warrants. On September 21, 2015, the offering period and withdrawal rights for the exchange offer expired, and the Company completed the exchange offer for approximately $2.7 million in aggregate original principal amount of Short-Term Convertible Notes, as described in Note 12. The principal and interest for Short-Term Convertible Notes that were not exchanged in the exchange offer, or that are not otherwise converted pursuant to their terms, will become due and payable between October 30, 2015 and November 15, 2015, six months from their issuance.

Note 4 – Derivative Liability

The following tables summarize the fair value of the derivative liability and linked common shares as of the derivative liability inception dates (September 26, 2014 and February 6, 2015), August 31, 2015 and May 31, 2015:

	September 26, 2014	February 6, 2015	May 31, 2015	August 31, 2015
Total derivative liability	$767,038	$403,266	$2,008,907	$—

Shares indexed to derivative liability	2,000,000	1,500,000	5,185,185	—

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the three months ended August 31, 2015, the Company recognized a non-cash gain of approximately $646,000 due to a decrease in the derivative liability related to the embedded derivative in the two AVCP Notes.

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

Significant inputs and assumptions used in the Binomial Lattice Model for the derivative liability are as follows:

	September 26, 2014	February 6, 2015	May 31, 2015	June 24, 2015
Quoted market price on valuation date	$0.79	$0.96	$0.99	$0.90
Contractual conversion rate	$1.00	$1.00	$1.00	$1.00
Adjusted conversion price (a)	$0.9759	$1.0000	$0.675	$0.675
Contractual term to maturity (years)	2.00	0.49	0.18-1.33	0.12
Expected volatility	123%	124%	90%-114%	48%
Contractual interest rate	5%	2%	1.5%-5.0%	1.2%
Risk-free rate	0.59%	0.045%	0.041%-0.48%	0.001%
Risk adjusted rate	2.69%	2.78%	2.80%	2.80%
Probability of event of default	5.00%	5.00%	5.00%	5.00%

(a)	The adjusted conversion price input used in the Binomial Lattice Model considers both i) the reduction of the conversion price to $0.675 on April 30, 2015, as result of the short-term convertible notes offering in which Common Stock was sold for a weighted average price of $0.75 and ii) potential adjustment to the stated conversion price due to a future dilutive issuance. This input was calculated using a probability-weighted approach which considered the likelihood of various scenarios occurring including (i) potential success or failure of various phases for PRO 140, (ii) the probability the Company will enter into a future financing and (iii) and the potential price of a future financing.

The fair value of the derivative liability is significantly influenced by the Company’s trading market price, stock price volatility, changes in interest, assumptions regarding the adjusted conversion price and early redemption or conversion of the AVCP Notes.

Note 5 – Stock Options and Warrants

The Company has one active stock-based equity plan at August 31, 2015, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by shareholders at the Company’s 2012 annual meeting to replace the 2004 Stock Incentive Plan and was subsequently amended by shareholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock. As of August 31, 2015, the Company had 1,754,930 shares available for future stock-based grants under the 2012 Plan.

During the three months ended August 31, 2015, the Company issued 5,342,790 common stock warrants outside of the 2012 Plan to investors in the Company’s private equity offering, as further described in Note 7. Investors in the offering purchased common stock plus a warrant covering 50 % of common stock shares purchased. Each warrant has an exercise price of $0.75 per share and a five-year term. In connection with this private placement and pursuant to the Placement Agent Agreement dated June 18, 2015, the Company issued to its placement agent, as additional compensation, a warrant covering 1,272,131 common shares with an exercise price of $0.75 per share and a five-year term and vest immediately with an approximate Black-Scholes valuation of approximately $593,000.

During the three months ended August 31, 2015, the Company granted its annual stock option awards to directors to purchase a total of 350,000 shares of common stock to directors with an exercise price of $0.975 per share. These option awards vest at 25% per quarter over one year. The grant date fair value related to these options was $0.49 per share. An additional stock option was granted to a director to purchase a total of 250,000 shares of common stock with an exercise price of $0.97 and was fully vested upon grant date. The grant date fair value related to this option award was $0.43 per share.

During the three months ended August 31, 2015, the Company granted options to executive management and an employee to purchase a total of 400,000 shares of common stock with an exercise price of $0.90 per share. The options vest annually over three years and have a five-year term.

During the three months ended August 31, 2015 the Company granted a warrant to purchase a total of 200,000 shares of common stock at an exercise price of $1.02 per shares to a third party scientific consultant. The warrant, which expires on July 13, 2025, vests and becomes exercisable 50% on January 1, 2016 and 2017, respectively. In addition, the Company granted a warrant to purchase up to 170,000 shares of $.001 par value common stock at an exercise price of $1.02 per share to a third party consultant. The warrant has a five-year term and vests in ratable shares based on specifically identifiable performance milestones, beginning in 2016. In the event milestones are not achieved, the shares subject to such milestone shall not vest and will not be exercisable for such shares. The Company also granted a warrant covering 10,000 shares of common stock at an exercise price of $1.02, five-year term and immediate vesting to a third party consultant.

Compensation expense related to stock options and warrants was approximately $352,000 and $137,500 for the three months ended August 31, 2015 and August 31, 2014, respectively. The grant date fair value of options and warrants vested during the three month periods ended August 31, 2015 and August 31, 2014 was approximately $337,000 and $82,500, respectively. As of August 31, 2015, there was approximately $775,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.42 years.

The following table represents stock option and warrant activity as of and for the three-months ended August 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2015	31,008,915	$0.88	2.94	$5,538,335
Granted	8,994,921	0.77	—	—
Exercised	—	—	—	—
Forfeited/expired/cancelled	—	—	—	—

Options and warrants outstanding - August 31, 2015	40,003,836	0.86	3.21	1,322,175

Outstanding exercisable - August 31, 2015	37,900,398	$0.86	3.12	$1,281,509

Note 6 – License Agreements

The Company has a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. The license requires a payment of £600,000 (approximately US$930,000) by December 15, 2015, which was accrued as of May 31, 2015. As a result of executing the license agreement in late July 2015, CytoDyn became the primary obligor of an additional payment of £600,000 (approximately US$930,000) due on June 30, 2016. The licensor is currently in litigation to recover certain amounts from the company that sold PRO 140 to CytoDyn. In the event the licensor is successful in recovering any payments related to the litigation, the June 30, 2016 payment owed will be reduced by this recovery. As of August 31, 2015, the Company recorded an additional expense of £600,000 (approximately US$930,000), as probability of any recovery from third-party litigation is not reasonably estimable. Future annual license fees and royalty rate will vary depending on whether CytoDyn manufactures PRO 140 itself, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 when it serves as the manufacturer.

Under the Asset Purchase Agreement, dated July 25, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”) (the “Asset Purchase Agreement”), the Company acquired from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid to Progenics $3,500,000 in cash to close the transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to us in the Asset Purchase Agreement, pursuant to which we must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. Pursuant to the foregoing Asset Purchase Agreement and PDL License, the Company accrued an expense of $2,500,000 as of August 31, 2015, and May 31, 2015 in connection with the anticipated milestone payments related to the first patient dosing in a Phase 3 clinical trial.

Note 7 – Private Securities Offering

During April and May 2015, the Company completed a private debt offering of convertible promissory notes in the aggregate principal amount of $3,981,050. Each note is convertible into common stock at the rate of $0.75 per share. Each note has a term of six months and annual interest rate of 7% payable upon maturity. The Company also issued to each note holder a warrant covering 20% of the number of $.001 par value common share into which the related note is convertible. Each warrant has an exercise price of $0.75 per share and a five-year term. A tender offer was made on these Notes, by the Company on August 24, 2015, as fully described in Note 3 and 12.

During the three months ended August 31, 2015 the Company conducted a private equity offering (the “Equity Offering”) in which accredited investors purchased unregistered common stock at $0.75 per share with 50% warrant coverage. Pursuant to the Equity Offering, the Company sold a total of 10,685,620 shares of common stock, $.001 par value, and issued five-year warrants covering 5,342,790 shares of common stock. In conjunction with the Equity Offering, the Company also issued a warrant covering 1,272,131 shares of common stock to the placement agent as additional compensation. (See Notes 2 and 5 for a description of the warrants and offering costs related to the Equity Offering).

Note 8 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The Company evaluated this ASU and began early adoption beginning with the annual period ended May 31, 2015. The adoption of this guidance is not expected to have a material impact on our financial position, overall results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 provides special optional transitional guidance for awards with performance targets. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-12 will have on its Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Consolidated Financial Statements.

Note 9 – Related Party Transactions

On September 26, 2014, the Company entered into a $2 million convertible promissory note with AVCP, as more fully described in Note 3 above. In October of 2014, Mr. Carl C. Dockery, the principal of AVCP, was appointed a director of the Company. On February 6, 2015, the Company entered into a second convertible promissory note in the aggregate principal amount of $1.5 million, as more fully described in Note 4 above. On June 23, 2015 these notes and accrued but unpaid interest were converted into shares of common stock. In connection with the Debt Conversion and Termination Agreement dated June 23, 2015, the Company issued to AVCP a warrant covering 1,000,000 shares of common stock, as more fully described in Notes 3 and 5.

Only independent directors approve related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 10 – Acquisition of patents

As discussed in Note 6 above, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of August 31, 2015 the Company has recorded $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of eight years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current trial strategies, which in turn have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible assets activity:

	August 31, 2015	May 31, 2015
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,006,250)	(918,750)

Total amortizable intangible assets, net	2,493,750	2,581,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,529,739	$2,617,239

Amortization expense related to patents was approximately $87,500 for the three months ended August 31, 2015 and 2014. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 11 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three months ended August 31, 2015 and 2014, the Company incurred an expense of approximately $5,700 and $4,600, respectively, for qualified non-elective contributions.

Note 12 – Subsequent Events

As more fully described in Note 3, on August 24, 2015, the Company commenced a tender offer to exchange its outstanding Short-Term Convertible Notes for (i) the issuance of restricted shares of common stock at a reduced conversion price of $0.675 per share, in settlement of the balance of principal and accrued interest on the Short-Term Convertible Notes, and (ii) the amendment of the related warrants to purchase common stock, at a reduced exercise price of $0.675 per share. On September 21, 2015, the offering period and withdrawal rights for the exchange offer expired. Upon completion of the exchange offer, an aggregate of approximately $2.7 million in outstanding principal amount of Short-Term Convertible Notes had been validly tendered and not withdrawn for exchange. Accordingly, the Company (i) has issued an aggregate of 4,095,099 shares of Common Stock to participants in the exchange offer and (ii) has reduced the exercise price of warrants held by such participants (to purchase an aggregate of 718,328 shares of common stock) to $0.675 per share.

On October 1, 2015 the board approved a one-year extension of expiration dates on previously issued warrants covering approximately 6.3 million shares of common stock, with an exercise price of $1.00 per share. Current expiration dates ranging from October 2015 through January 2016 will be extended to October 2016 through January 2017. The extensions will be effective as of October 1, 2015, upon the receipt of certain executed documentation from the warrant holders. Pursuant to U.S. GAAP, this offer is characterized as additional expense and, as such, the Company will recognize non-cash interest expense related to this extension of expiration dates in the fiscal quarter ending November 30, 2015.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report, including our financial statements and related notes appearing elsewhere herein. To the extent not otherwise defined herein, capitalized terms shall have the same meanings as in such financial statements and related notes. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Results of Operations for the three months ended August 31, 2015 and 2014 are as follows:

For the three months ended August 31, 2015 and August 31, 2014, we had no activities that produced revenues from operations.

For the three months ended August 31, 2015, we incurred a net loss of approximately $8,895,000 as compared to a net loss of approximately $3,380,000 for the corresponding period in 2014. The increase in net loss of approximately $5,515,000, related primarily to an increase in operating expenses of approximately $3,703,000 described below, and also to an increase in interest expense of approximately $1,874,000.

For the three months ended August 31, 2015 and August 31, 2014, operating expenses totaled approximately $6,657,000 and $2,955,000, respectively, consisting primarily of research and development, stock based compensation, salaries and benefits, professional fees, legal fees, amortization and depreciation and various other operating expenses. The increase in operating expenses of approximately $3,703,000 related primarily to an increase of approximately $3,246,000 in research and development expenses, coupled with an increase in legal fees of approximately $264,000 and an increase of approximately $214,000 of stock-based compensation. We expect our research and development expenses to continue to trend higher, as we commenced an FDA approved, self-sponsored and funded Phase 3 registration trial, with our drug candidate PRO140, and we continue manufacturing cGMP PRO 140 material for future use. Additionally, following quarter end, the Company announced its intent to seek a meeting with the FDA to discuss another Phase 3 registration trial for long-term PRO 140 monotherapy. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with common stock and stock options.

Interest expense of approximately $2,300,000 for the three months ended August 31, 2015, which is primarily non-cash, was comprised of: (i) amortization of debt discount of approximately $1,006,000 attributable to short-term convertible notes payable and approximately $94,000 attributable to related party convertible notes, (ii) amortization of debt issuance costs of approximately $350,000, (iii) approximately $758,000 arising from the inducement to convert related party convertible notes, which represents the Black-Scholes value of the warrant issued in connection with the Debt Conversion and Termination Agreement and (iv) approximately $91,000 of accrued interest on convertible notes. Such amounts compare to interest expense of approximately $426,000 for the three months ended August 31, 2014, which was comprised of: (i) amortization of debt discount of approximately $356,000 attributable to convertible notes payable and (ii) accrued interest on convertible debt.

The amortization of debt discount referred to above represents the amortization of the fair value of the attached warrants and the intrinsic value of the beneficial conversion feature of the convertible notes payable. The amount of amortization recognized during the most recent quarter is disproportionate to the comparable period in 2014, as additional convertible notes were issued subsequent to August 31, 2014, giving rise to the increase in amortization of debt discount during the three months ended August 31, 2015. Interest expense of approximately $91,000 for the three months ended August 31, 2015 was related to the convertible notes outstanding, which bear interest at rates ranging from 5% to 7% per year. During the fiscal quarter ended August 31, 2105, and since the end of such fiscal quarter, a substantial portion of such convertible notes outstanding was extinguished in the transactions described in Notes 3 and 12 to the accompanying financial statements. The company continues to evaluate the need for additional financing as described under the heading “Liquidity and Capital Resources” below.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, especially FDA regulatory requirements. In addition, the possibility that all or a portion of the holders of the Company’s outstanding convertible notes may elect to convert their notes into common stock would reduce future interest expense and accelerate non-cash amortization of the debt discounts associated with the convertible notes. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2015.

Liquidity and Capital Resources

The Company’s cash position for the three months ended August 31, 2015 increased approximately $1.8 million to approximately $2.8 million as compared to a balance of approximately $1 million as of May 31, 2015. The net increase in cash for the three months ended August 31, 2015 was attributable to private placements of common stock of approximately $7 million, net of offering costs, offset in part by approximately $5.2 million of cash used in operating activities.

As of August 31, 2015, the Company had negative working capital of approximately $9.3 million compared to a negative working capital of approximately $8.7 million at May 31, 2015, an increase of approximately $0.6 million attributable primarily to increased accrued liabilities

Cash Flows

Net cash used in operating activities totaled approximately $5,249,000 during the three months ended August 31, 2015, which reflects an increase of approximately $2,675,000 from net cash used in operating activities of approximately $2,574,000 for the three months ended August 31, 2014. The increase in the net cash used in operating activities was primarily attributable to a higher net loss of approximately $5.5 million owing to an increase of $3.2 million in research and development, higher interest expense and the loss on extinguishment of convertible notes, offset by the gain arising from change in fair value of the derivative liability associated with the two AVCP Notes.

Cash flows provided by financing activities of approximately $7 million, net of placement agent fees of approximately $1 million, arose from private placements of common stock in the aggregate of approximately $8 million. The comparable quarter a year ago had no financing activities.

As reported in the accompanying financial statements, for the three months ended August 31, 2015 and August 31, 2014, we incurred net losses of approximately $8,895,000 and $3,380,000, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance our future operating activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangements could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated needs. Additional capital, if available, may not be available on reasonable terms. Please refer to the risk factors under Item 1.A. to our Annual Report on Form 10-K.

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

Pursuant to foregoing license agreements, the Company accrued its first milestone payment of $2.5 million in connection with its Phase 3 clinical trial. Additionally, as more fully described in Note 6 to the financial statements, the Company has accrued approximately $1.86 million of future license fees in connection with a license agreement executed during the quarter ended August 31, 2015.

The Company is current with its interest payment obligations to all note holders and is in compliance with all other terms of outstanding promissory notes. As of August 31, 2015, the Company had a total of approximately $4 million outstanding in face amount of convertible promissory notes. As more fully described in Notes 3 and 12 to the accompanying financial statements, the Company initiated a tender offer to the holders of approximately $4.0 million in aggregate principal of short-term convertible notes. As of the expiration of the Company’s offer on September 21, 2015, approximately $2.7 million in aggregate principal elected to convert their notes into shares of common stock. In the event our promissory notes, which mature as early as October 15, 2015, do not convert into shares of common stock, the Company’s ability to continue as a going concern will be contingent upon its ability to raise additional capital to meet these obligations in addition to paying its ongoing operational expenses. If the Company is unsuccessful in raising additional capital or refinancing in the future, it may be required to cease its operations.

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

Disclosure Controls and Procedures

As of August 31, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2015 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in our Annual Report on Form 10-K filed with the SEC on July 10, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

2.1	Agreement and Plan of Merger of CytoDyn Inc., a Colorado Corporation, with and into CytoDyn Inc., a Delaware Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

3.1	Certificate of Incorporation of CytoDyn Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

3.2	By-Laws of CytoDyn Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.2	Form of Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

10.1 *	Summary of Non-Employee Director Compensation Program Effective June 1, 2015.

10.2	Debt Conversion and Termination Agreement between CytoDyn Inc., Alpha Venture Capital Management, LLC and Alpha Venture Capital Partners, LP dated June 23, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

10.3	Form of Inducement Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

10.4	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K initially filed August 4, 2015, amended on August 19, 2015).

10.5	Form of Subscription Agreement (including Form of Warrant) (July 2015) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.6	Form of Placement Agent Warrant (July 2015) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.7	Form of Subscription Agreement (including form of Warrant) (August 2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.8	Form of Registration Rights Agreement (July 2015; August 2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

31.1*	Rule 13a-14(a) Certification by CEO of Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 9, 2015	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: October 9, 2015	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and
Corporate Secretary

EXHIBIT INDEX

2.1	Agreement and Plan of Merger of CytoDyn Inc., a Colorado Corporation, with and into CytoDyn Inc., a Delaware Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

3.1	Certificate of Incorporation of CytoDyn Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

3.2	By-Laws of CytoDyn Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.2	Form of Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

10.1 *	Summary of Non-Employee Director Compensation Program Effective June 1, 2015.

10.2	Debt Conversion and Termination Agreement between CytoDyn Inc., Alpha Venture Capital Management, LLC and Alpha Venture Capital Partners, LP dated June 23, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

10.3	Form of Inducement Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

10.4	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K initially filed August 4, 2015, amended on August 19, 2015).

10.5	Form of Subscription Agreement (including Form of Warrant) (July 2015) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.6	Form of Placement Agent Warrant (July 2015) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.7	Form of Subscription Agreement (including form of Warrant) (August 2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.8	Form of Registration Rights Agreement (July 2015; August 2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

31.1 *	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.