Form 10-Q
period 2015-11-30
CYTODYN INC
filed 2016-01-11
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On December 31, 2015 there were 98,937,430 shares outstanding of the registrant’s $.001 par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	November 30, 2015	May 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$3,252,470	$1,050,060
Prepaid expenses	260,059	253,833
Prepaid clinical service fees	587,833	733,916

Total current assets	4,100,362	2,037,809
Furniture and equipment, net	18,828	24,213
Intangibles, net	2,442,239	2,617,239

Total assets	$6,561,429	$4,679,261

Liabilities and Shareholders’ (Deficit)
Current liabilities:
Accounts payable	$4,496,198	$5,016,261
Accrued milestone payments	2,500,000	2,500,000
Accrued liabilities, salaries and interest payable	414,084	644,533
Accrued license fees	1,860,000	930,000
Convertible notes payable, net	—	1,634,458

Total current liabilities	9,270,282	10,725,252

Long-term liabilities:
Related party, convertible note payable, net	—	2,637,618
Related party, derivative liability	—	2,008,907

Total liabilities	9,270,282	15,371,777

Shareholders’ (deficit):
Series B convertible preferred stock, $.001 par value; 400,000 shares authorized, 95,100 shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively	95	95
Common stock, $.001 par value; 200,000,000 shares authorized, 91,061,165 and 63,644,348 issued and outstanding at November 30, 2015 and May 31, 2015, respectively	91,061	63,644
Additional paid-in capital	82,881,900	60,766,047
Accumulated (deficit)	(85,681,909)	(71,522,302)

Total shareholders’ (deficit)	(2,708,853)	(10,692,516)

Total liabilities and shareholders’ (deficit)	$6,561,429	$4,679,261

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Operating expenses:
General and administrative	$880,697	$660,367	$1,737,357	$1,324,873
Amortization and depreciation	90,191	90,127	180,382	180,040
Research and development	1,661,069	2,087,323	6,970,309	4,150,467
Legal fees	261,822	153,863	663,211	290,884

Total operating expenses	2,893,779	2,991,680	9,551,259	5,946,264

Operating loss	(2,893,779)	(2,991,680)	(9,551,259)	(5,946,264)
Interest income	211	556	569	1,688
(Loss) on extinguishment of convertible notes	—	—	(584,177)	—
Change in fair value of derivative liability	—	(805,575)	646,505	(805,575)
Interest expense:
Amortization of discount on convertible notes	(1,114,901)	(688,465)	(2,121,491)	(1,044,340)
Amortization of debt issuance costs	(362,038)	—	(712,377)	—
Amortization of discount on related party convertible notes	—	(60,699)	(94,344)	(60,699)
Inducement interest	(866,713)	(353,333)	(1,624,324)	(353,333)
Interest on notes payable	(27,373)	(84,718)	(118,709)	(154,911)

Total interest expense	(2,371,025)	(1,187,215)	(4,671,245)	(1,613,283)

(Loss) before income taxes	(5,264,593)	(4,983,914)	(14,159,607)	(8,363,434)
Provision for taxes on income	—	—	—	—

Net (loss)	$(5,264,593)	$(4,983,914)	$(14,159,607)	$(8,363,434)

Basic and diluted (loss) per share	$(0.06)	$(0.09)	$(0.18)	$(0.15)

Basic and diluted weighted average common shares outstanding	84,089,964	56,276,630	78,003,528	56,013,134

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,159,607)	$(8,363,434)
Adjustments to reconcile net loss to net cash (used in)operating activities:
Amortization and depreciation	180,382	180,040
Amortization of debt issuance costs	604,628	—
Amortization of discount on convertible notes	2,121,491	1,044,340
Amortization of discount on related party notes	94,344	60,699
Change in fair value of derivative liability	(646,505)	805,575
Loss on extinguishment of convertible notes	584,177	—
Interest expense associated with conversion inducement	757,611	353,333
Interest expense associated with extension of warrant expiration	866,713	—
Stock-based compensation	590,661	287,847
Changes in current assets and liabilities:
Decrease in prepaid expenses	139,857	90,039
Increase in accounts payable, accrued salaries and severance, accrued interest, accured license fees and accrued liabilities	350,119	270,701

Net cash (used in) operating activities	(8,516,129)	(5,270,860)

Cash flows from investing activities:
Furniture and equipment purchases	—	(16,052)

Net cash (used in) investing activities	—	(16,052)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	12,941,248	—
Proceeds from issuance of convertible note payable	—	2,000,000
Proceeds from exercise of warrants	—	777,333
Payment of principal and interest on convertible notes payable	(789,140)	—
Payment of offering costs	(1,433,569)	—

Net cash provided by financing activities	10,718,539	2,777,333

Net change in cash	2,202,410	(2,509,579)
Cash, beginning of period	1,050,060	4,886,122

Cash, end of period	$3,252,470	$2,376,543

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended November 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$2,198

Interest	$26,890	$142,926

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$7,947,342	$1,175,000

Common stock issued or to be issued for accrued interest payable	$143,479	$729

Original issue discount related to valuation of compound embedded derivative of convertible note payable issued with anti-dilution feature	$—	$767,038

Original issue discount related to valuation of relative fair value of warrants issued with convertible note payable	$—	$158,345

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2015

(UNAUDITED)

Note 1 - Organization

CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. In October 2003, the Company (under its previous name RexRay Corporation) entered into an Acquisition Agreement with CytoDyn of New Mexico, Inc. pursuant to which, the Company acquired assets related to its drug candidate Cytolin, including the assignment of the patent license agreement dated July 1, 1994 between CytoDyn of New Mexico, Inc. and Allen D. Allen covering three United States patents along with foreign counterpart patents which describe a method for treating Human Immunodeficiency Virus (“HIV”) disease with the use of monoclonal antibodies.

The Company is developing a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and graft vs. host disease.

Advanced Genetic Technologies, Inc. (“AGTI”) was incorporated under the laws of Florida on December 18, 2006 pursuant to an acquisition during 2006 and is currently a dormant subsidiary.

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), to explore the possible application of the Company’s existing monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus. The Company views the formation of CVM as an effort to strategically diversify the use of its monoclonal antibody technology.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2015 and 2014 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, filed with the Securities and Exchange Commission on July 10, 2015. Operating results for the three and six months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six- month periods ended November 30, 2015 and November 30, 2014, (b) the financial position at November 30, 2015, and (c) cash flows for the six-month periods ended November 30, 2015 and November 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ (deficit), net loss or earnings per share. The Company reincorporated in Delaware on August 27, 2015, which required a reclassification to reflect par value of common and preferred stock at $.001 as of November 30, 2015 and May 31, 2015.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $14,159,607 for the six months ended November 30, 2015 and has an accumulated deficit of $85,681,909 as of November 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Balances in excess of federally insured limits at November 30, 2015 and May 31, 2015 approximated $3,339,000 and $1,164,000, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three and six-months ended November 30, 2015 and 2014. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 6 and 10.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a New Drug Application that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of November 30, 2015 and May 31, 2015 the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

Stock-Based Compensation

U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period).

The Company accounts for common stock options and common stock warrants based on the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions such as expected stock price volatility, term of the options and warrants, risk-free interest rates, and expected dividend yield at the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock options. The expected volatility is based on the historical volatility of the Company’s common stock at consistent intervals. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on the “simplified method,” as the Company’s stock options are “plain vanilla” options. For common stock options and warrants with periodic vesting, the Company recognizes the related compensation costs associated with these options and warrants on a straight-line basis over the requisite service period.

U.S. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested option forfeitures at 0% for all periods presented.

Preferred Stock

As of November 30, 2015, the Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without shareholder approval. As of November 30, 2015, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 95,100 shares are outstanding. The remaining preferred shares authorized have no specified rights other than the shares are non-voting.

Debt Issuance Costs

The Company has early adopted ASU 2015-03, as described in Note 8, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and to be amortized over the life on the debt. During the year ended May 31, 2015, the Company incurred direct costs associated with the issuance of short-term convertible notes as described in Note 3, and recorded approximately $708,000 of debt issuance costs and approximately $350,000 and $708,000 of related amortization for the three and six months ended November 30, 2015, respectively.

Offering Costs

During the six-months ended November 30, 2015, the Company incurred approximately $1.4 million in direct incremental costs associated with the sale of the equity securities. The offering costs were recorded as a component of equity upon receipt of the proceeds.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 44,618,007 and 23,753,170 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the six-months ended November 30, 2015 and November 30, 2014, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of November 30, 2015, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock.

Fair Value of Financial Instruments

At November 30, 2015 and May 31, 2015, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of November 30, 2015 and May 31, 2015 is as follows:

	Fair Value Measurement at November 30, 2015 (1)		Fair Value Measurement at May 31, 2015 (1)
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$—	$—	$2,008,907	$2,008,907

Total liability	$—	$—	$2,008,907	$2,008,907

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of November 30, 2015 and May 31, 2015.

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

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six-months ended November 30, 2015 and the year ended May 31, 2015:

Balance at May 31, 2014	$—
Note issuance, September 26, 2014	767,038
Note issuance, February 6, 2015	403,226
Fair value adjustments	838,643

Balance at May 31, 2015	$2,008,907

Note conversion June 24, 2015	(521,133)
Note conversion June 24, 2015	(841,269)
Fair value adjustments	(646,505)

Balance at November 30, 2015	$—

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

Note 3 - Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at November 30, 2015. Each share of the Series B is convertible into ten shares of the Company’s $.001 par common stock including any accrued dividends, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

2013 Convertible Notes

During the year ended May 31, 2013, the Company issued $6,588,250 in aggregate original principal amount of unsecured convertible notes (the “2013 Convertible Notes”) to investors for cash. Each outstanding 2013 Convertible Note was convertible at the election of the holder at any time into common shares at a fixed conversion price. At issuance, total principal of $6,208,250 was convertible at $0.75 per share, and $380,000 was convertible at $0.65 per share. The 2013 Convertible Notes were payable in full between November 30, 2013 and March 6, 2016, and bore interest at rates ranging from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. At November 30, 2015, there were no outstanding 2013 Convertible Notes. One 2013 Convertible Note with an aggregate original principal amount of $50,000 remained outstanding at May 31, 2015, convertible at $0.75 per share, bearing interest at a rate of 5% per year, and was payable in full on October 15, 2015. This note converted into common stock during the six-months ended November 30, 2015 as noted below.

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the 2013 Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the 2013 Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a debt discount to the 2013 Convertible Notes, with a corresponding increase to additional paid-in capital. The debt discount is amortized over the life of the 2013 Convertible Notes. During the six-months ended November 30, 2015 and 2014, the Company recognized approximately $6,800 and $1,044,000, respectively, as interest expense related to amortization of the debt discount. The unamortized discount was fully amortized upon any conversion of the 2013 Convertible Notes before maturity.

During the six-months ended November 30, 2015, the remaining 2013 Convertible Note in the aggregate principal amount of $50,000, plus accrued but unpaid interest of $1,322, converted into 68,428 shares of common stock. Activity related to the 2013 Convertible Notes for the six-months ended November 30, 2015 and fiscal year ended May 31, 2015 was as follows:

	November 30, 2015	May 31, 2015
Face amount of Notes	$50,000	$4,271,250

Unamortized discount	—	(6,529)
Conversions	(50,000)	(4,221,250)

Total carrying value of Notes	$—	$43,471

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

During the six-months ended November 30, 2015, the board approved a one-year extension of expiration dates on the aforementioned detachable common stock warrants with a two-year term, covering approximately 6.3 million shares of common stock, with an exercise price of $1.00 per share. Current expiration dates ranging from October 2015 through January 2016 were extended to October 2016 through January 2017. The extensions were effective October 1, 2015 upon the receipt of certain executed documentation from the warrant holders. Pursuant to U.S. GAAP, the Company recognized non-cash interest expense of approximately $866,700 in connection with this extension, which represented the incremental increase in the fair value of the modified warrants.

The Company determined the fair value of the new warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free interest rate and expected dividend yield at the commitment date.

2015
Expected dividend yield	0%
Stock price volatility	64.56% -69.30%
Expected term	1 year
Risk-free interest rate	.33%
Grant-date fair value	$0.15-$0.18

AVCP Convertible Notes

During the year ended May 31, 2015, the Company issued a three-month unsecured convertible promissory note (the “AVCP Bridge Note”) in the aggregate principal amount of $1,500,000 to Alpha Venture Capital Partners, L.P. (“AVCP”), an affiliate of one of the Company’s directors as described under Note 9 below. As described in greater detail below, the AVCP Bridge Note has subsequently been converted in a transaction occurring during the six-months ended November 30, 2015. The principal amount of the AVCP Bridge Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The AVCP Bridge Note bore simple interest of 1.2% per month, payable at maturity on May 5, 2015, and monthly thereafter, upon the Company’s election to exercise a one-time option to extend the maturity by an additional three months, which the Company exercised on April 1, 2015 (extending the maturity date to August 5, 2015). Prepayment was permitted without penalty subject to the Company’s obligation to pay at least three months’ interest on the principal amount. The conversion price was subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of common stock sold or deemed sold in future securities offerings, including sales to AVCP and its designees subject to certain exempt transactions. Without AVCP’s prior written consent, the Company was not permitted to incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness was subordinated in right of payment to the Company’s obligations under the AVCP Bridge Note and any additional notes issued to AVCP or related parties.

During the year ended May 31, 2015, the Company issued an additional two-year term unsecured convertible promissory note (the “AVCP Two-Year Note” and, together with the AVCP Bridge Note, the “AVCP Convertible Notes”) in the aggregate principal amount of $2,000,000 to AVCP. As described in greater detail below, along with the AVCP Bridge Note, the AVCP Two-Year Note has subsequently been converted in a transaction occurring during the six-months ended November 30, 2015. The AVCP Two-Year Note bore simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Two-Year Note was due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. Prepayment was permitted without penalty. The AVCP Two-Year Note included events of default for nonpayment of principal or interest when due or other breaches of the AVCP Two-Year Note, as well as for breach of any term of the AVCP Two-Year Note and related warrant agreement. The principal amount of the AVCP Two-Year Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price was subject to adjustment on the same terms, and contained similar consent rights to the issuance of additional indebtedness, as the AVCP Bridge Note above.

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

		Six-months Ended November 30, 2015
	May 31, 2015	Debt Discount	Fair Value	Conversion	November 30, 2015
AVCP Convertible note payable	$2,637,618	$94,344	$—	$(2,731,962)	$—
Compound embedded derivative	2,008,907	—	(646,505)	(1,362,402)	—
Warrants (equity allocation)	215,732	—	—	—	—
Accrued interest on note payable				(35,627)
Fair Value of Common Stock Issued				4,714,168
Loss on conversion				(584,177)

	$4,862,257	$94,344	$(646,505)	$—	$—

Short-Term Convertible Notes

During the year ended May 31, 2015, the Company issued approximately $4.0 million of six-month unsecured convertible promissory notes (the “Short-Term Convertible Notes”) and related warrants to investors for cash. Each Short-Term Convertible Note was originally convertible, at the election of the holder, at any time into common shares at a $0.75 per share. The Short-Term Convertible Notes bore interest of 7% per annum, payable in cash upon maturity. In connection with the issuance of the Short-Term Convertible Notes, the Company also issued warrants with a five-year term to purchase a total of 1,061,586 shares of $.001 par value common stock at an exercise price of $0.75. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free interest rate and expected dividend yield at the commitment date.

The Company utilized the following weighted-average assumptions to value the above investor warrants:

2015
Expected dividend yield	0%
Stock price volatility	88.79%
Expected term	5 years
Risk-free interest rate	1.46%-1.58%
Grant-date fair value	$0.52-$0.76

Additionally, at the commitment date, the Company determined that the conversion feature related to the Short-Term Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Short-Term Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discounts to the Short-Term Convertible Notes, and a corresponding increase to additional paid-in capital. The debt discounts are amortized over the life of the Short-Term Convertible Notes. During the six-months ended November 30, 2015, the Company recognized approximately $1,784,000 as interest expense related to amortization of the debt discounts, and the Short-Term Convertible Notes were not outstanding during the six-months ended November 30, 2014. The unamortized discounts were fully amortized upon any conversion of the Short-Term Convertible Notes before maturity.

During the six-months ended November 30, 2015, the Company tendered an offer to settle the balances of the Short-Term Convertible Notes. The Company offered to exchange the Short-Term Convertible Notes for (i) the issuance of restricted shares of $.001 par value common stock, for the settlement of the balance of the Short-Term Convertible Notes, principal and accrued but unpaid interest as of September 21, 2015, which was the commitment date, at a conversion price of $0.675 per share and (ii) the amendment of the related warrants to reduce the exercise price to $0.675 per share. The offer represented a 10.0% discount to $0.75, which was the current conversion price of the Short-Term Convertible Notes and current exercise price of the related warrants. On September 21, 2015, the offering period and withdrawal rights for the exchange offer expired, and the Company completed the exchange offer for approximately $2.7 million in aggregate original principal amount of Short-Term Convertible Notes.

Following the consummation of the exchange offer described above, an aggregate principal amount of $525,000 and accrued but unpaid interest of $17,830 converted into 723,773 shares of common stock. The principal and interest for Short-Term Convertible Notes that were not exchanged in the exchange offer, or that are not otherwise converted pursuant to their terms, became due and payable between October 30, 2015 and November 15, 2015, six months from their issuance. The Company repaid the remaining aggregate principal and interest on such Convertible Notes of approximately $789,000 Short-Term Convertible Notes on their respective maturity dates. Related to the tender offer conversions, the Company recognized approximately $330,000 in non-cash interest expense at the commitment date.

Activity related to the Short-Term Convertible Notes for the six-months ended November 30, 2015, and fiscal year ended May 31, 2015 was as follows:

	November 30, 2015	May 31, 2015
Face amount of Notes	$3,981,050	$3,981,050
Unamortized discounts	—	$(2,390,063)
Tender offer conversions	(2,693,800)	—
Conversions	(525,000)	—
Payments upon maturity	(762,250)	—

Total carrying value of Notes	$—	$1,590,987

Note 4 – Derivative Liability

The following tables summarize the fair value of the derivative liability and linked common shares as of the derivative liability inception dates (September 26, 2014 and February 6, 2015), November 30, 2015 and May 31, 2015:

	September 26, 2014	February 6, 2015	May 31, 2015	November 30, 2015
Total derivative liability	$767,038	$403,266	$2,008,907	$—

Shares indexed to derivative liability	2,000,000	1,500,000	5,185,185	—

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the six-months ended November 30, 2015, the Company recognized a non-cash gain of approximately $646,000 due to a decrease in the derivative liability related to the embedded derivative in the two AVCP Notes.

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

Note 5 – Stock Options and Warrants

The Company has one active stock-based equity plan at November 30, 2015, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which was approved by shareholders at the Company’s 2012 annual meeting to replace the 2004 Stock Incentive Plan and was subsequently amended by shareholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock. As of November 30, 2015, the Company had 404,930 shares available for future stock-based grants under the 2012 Plan.

During the six-months ended November 30, 2015, the Company issued 11,724,092 common stock warrants outside of the 2012 Plan, of which 380,000 were granted to consultants, 1,000,000 to AVCP as described above in Note 3 and the remaining 10,344,092 issued to investors in the Company’s private equity and debt offerings, as further described in Note 7. Investors in the offering, purchased common stock plus a warrant covering 50% of common stock shares purchased. Each warrant has an exercise price of $0.75 per share and a five-year term. In connection with this private placement and pursuant to the Placement Agent Agreement dated November 11, 2015, the Company issued to its placement agent, as additional compensation, a warrant covering 1,716,643 common shares, which is included in the above total, with an exercise price of $0.75 per share, a five-year term and immediate vesting. The placement agent warrant has a Black-Scholes valuation of approximately $776,000.

During the six-months ended November 30, 2015, the Company granted annual stock option awards to directors to purchase a total of 350,000 shares of common stock with an exercise price of $0.975 per share. These option awards vest at 25% per quarter over one year. The grant date fair value related to these options was $0.49 per share. An additional stock option was granted to a director to purchase a total of 250,000 shares of common stock with an exercise price of $0.97 and was fully vested upon grant date. The grant date fair value related to this option award was $0.43 per share.

During the six-months ended November 30, 2015, the Company granted options to executive management and employees to purchase a total of 1,750,000 shares of common stock. The exercise prices range from $0.87 to $0.90 per share, included in the awards covering 1,750,000 shares are options on 1,350,000 shares that vest based on certain performance targets, and 400,000 shares that vest annually over three years. The options have a ten-year term, with one option covering 100,000 shares was 50% vested upon issuance. The grant date fair value related to these option awards was $0.58 per share.

During the six-months ended November 30, 2015, the Company granted a warrant to purchase a total of 200,000 shares of common stock at an exercise price of $1.02 per shares to a third party scientific consultant. The warrant, which expires on July 13, 2025, vests and becomes exercisable 50% on January 1, 2016 and 2017, respectively. The grant date fair value related to this award was $0.60 per share. In addition, the Company granted a warrant to purchase up to 170,000 shares of $.001 par value common stock at an exercise price of $1.02 per share to a third-party consultant. The warrant has a five-year term and vests in ratable shares based on specifically identifiable performance milestones, beginning in 2016. In the event milestones are not achieved, the shares subject to such milestone shall not vest and will not be exercisable for such shares. The Company also granted a warrant covering 10,000 shares of common stock at an exercise price of $1.02, five-year term and immediate vesting to a third-party consultant. The grant date fair value of this award was $0.42 per share.

Compensation expense related to stock options and warrants for the three and six-months ended November 30, 2015 and November 30, 2014 was approximately $238,700 and $590,700 and $150,000 and $287,800, respectively. The grant date fair value of options and warrants vested during the three and six-month periods ended November 30, 2015 and November 30, 2014 was approximately $123,000 and $324,000 and $227,000 and $309,000, respectively. As of November 30, 2015, there was approximately $1,391,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.44 years.

The following table represents stock option and warrant activity as of and for the six-months ended November 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding at May 31, 2015	31,008,915	$0.88	2.94	$5,538,335
Granted	14,074,092	0.78	—	—
Exercised	—	—	—	—
Forfeited/expired/cancelled	(465,000)	—	—	—

Options and warrants outstanding at November 30, 2015	44,618,007	0.84	3.39	4,043,336

Outstanding exercisable at November 30, 2015	41,406,237	$0.84	3.13	$3,959,503

Note 6 – License Agreements

During the six months ended November 30, 2015, we executed a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. The license requires a payment of £600,000 (approximately US$915,000) by December 15, 2015, which was accrued as of May 31, 2015. As a result of executing the license agreement in late July 2015, the Company became the primary obligor of an additional payment of £600,000 (approximately US$930,000) due on June 30, 2016. The licensor is currently in litigation to recover certain amounts from Progenics Pharmaceuticals, Inc. (“Progenics”), the company that sold PRO 140 to the Company. In the event the licensor is successful in recovering any payments related to the litigation, the June 30, 2016 payment owed by the Company will be reduced by the licensor’s recovery. During the six-months ended November 30, 2015, the Company recorded an additional expense of £600,000 (approximately US$930,000), as probability of any recovery from third-party litigation is not reasonably estimable. Future annual license fees and royalty rate will vary depending on whether the Company manufactures PRO 140 itself, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 when it serves as the manufacturer.

Under the Asset Purchase Agreement, dated July 25, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”) (the “Asset Purchase Agreement”), the Company acquired from Progenics its rights to the HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid to Progenics $3,500,000 in cash to close the transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. To the extent that such milestone payments and royalties are not timely made, under the terms of the Asset Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to the Company thereunder.

Payments to the third-party licenser and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to the Company in the Asset Purchase Agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement and must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. To the extent that such milestone payments and royalties are not timely made, under the terms of the PDL License, AbbeVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder.

Pursuant to the foregoing Asset Purchase Agreement and PDL License, the Company accrued an expense of $2,500,000 as of May 31, 2015 in connection with the anticipated milestone payments related to the first patient dosing in a Phase 3 clinical trial. Subsequent to the fiscal quarter ended November 30, 2015, the Company paid the $1.5 million of such accrued expenses owed to Progenics pursuant to the Asset Purchase Agreement.

Note 7 – Private Securities Offerings

During April and May 2015, the Company completed a private debt offering of convertible promissory notes in the aggregate principal amount of $3,981,050. Each note was convertible into common stock at the rate of $0.75 per share. Each note has a term of six months and annual interest rate of 7% payable upon maturity. The Company also issued to each note holder a warrant covering 20% of the number of $.001 par value common share into which the related note is convertible. Each warrant has an exercise price of $0.75 per share and a five-year term. A tender offer was made on these Notes by the Company on August 24, 2015, as fully described in Note 3.

During the six-months ended November 30, 2015, the Company conducted a private equity offering (the “Equity Offering”) in which accredited investors purchased unregistered common stock at $0.75 per share with warrants equal to 50% of the number of shares of common stock purchased. Pursuant to the Equity Offering, the Company sold a total of 17,254,952 shares of common stock, $.001 par value, and issued five-year warrants covering 8,627,450 shares of common stock. In conjunction with the Equity Offering, the Company became obligated to issue a warrant covering 1,716,643 shares of common stock to the placement agent as additional compensation. (See Notes 2 and 5 for a description of the warrants and offering costs related to the Equity Offering.

Note 8 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The Company evaluated this ASU and began early adoption beginning with the annual period ended May 31, 2015. The adoption of this guidance did not have a material impact on our financial position, overall results of operations or cash flows.

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

Note 10 – Acquisition of patents

As discussed in Note 6 above, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of November 30, 2015 the Company has recorded $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of eight years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current trial strategies, which in turn have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible assets activity:

	November 30, 2015	May 31, 2015
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,093,750)	(918,750)

Total amortizable intangible assets, net	2,406,250	2,581,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,442,239	$2,617,239

Amortization expense related to patents was approximately $87,500 and $175,000 for the three and six-months ended November 30, 2015 and 2014. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 11 - Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and six-months ended November 30, 2015 and November 30, 2014 the Company incurred an expense of approximately $5,700, $5,700 and $4,600 and $4,900 respectively, for qualified non-elective contributions.

Note 12 - Subsequent Events

Subsequent to the fiscal quarter ended November 30, 2015, and through December 31, 2015, the Company issued in private placements to accredited investors an aggregate of 7,876,265 shares of its common stock, together with warrants to purchase an aggregate of 3,938,121 shares of its common stock at an exercise price of $0.75 per share, for aggregate gross proceeds to the Company of approximately $5.9 million. The Company also became obligated to issue warrants to purchase an aggregate of 919,913 shares of its common stock, along with a cash payment of approximately $0.7 million, as a fee to the placement agent in certain of the foregoing transactions. All of the warrants have a five-year term, running from their respective dates of issuance, and are immediately exercisable. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act in connection with the foregoing transactions.

On December 4, 2015 the Company’s board of directors granted to a director an option to purchase a total of 100,000 shares of common stock at an exercise price of $0.84 per share. The option, which expires on December 4, 2025, vests 50% upon grant date and 50% on the first anniversary of the date of grant. Following the award of this stock option, the Company had remaining authorization to issue 304,930 shares for future equity awards under the 2012 Equity Incentive Plan.

On December 14, 2015, the Company paid $915,000 of accrued license agreement fees to a third-party licensor, as further described in Note 6.

On December 21, 2015, the Compensation Committee of the Board of Directors of the Company passed a resolution to extend the expiration dates of certain outstanding stock option awards under the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Incentive Plan”) and the CytoDyn Inc. 2012 Equity Incentive Plan, as amended (the “2012 Incentive Plan” and, together with the 2004 Incentive Plan, the “Incentive Plans”). For each outstanding stock option award issued to a current employee or director of the Company under the Incentive Plans that had a five year expiration term, whether such award was vested or unvested, the expiration term was extended by an additional five years, but only to the extent that the award was not “in-the-money” based upon the closing price of the Company’s Common Stock, or $0.81 per share, as of December 21, 2015. The other terms and conditions of such stock option awards, and all of the terms and conditions of any other stock option awards outstanding under the Incentive Plans, remained unchanged. In total, the Company extended the expiration dates of options covering 1,924,513 shares, with a weighted average exercise price of approximately $1.39 per share, to dates ranging between July 31, 2021 and June 30, 2025. The Company is in the process of determining the impact to non-cash stock based compensation expense related to this modification.

On January 4, 2016, pursuant to the CytoDyn Inc. 2012 Equity Incentive Plan, as amended, the Company granted to Nader Pourhassan, Ph.D., President and Chief Executive Officer of the Company and a member of its board of directors, a stock option to purchase 304,000 shares of its Common stock. The option has a per share exercise price of $0.75, which was the closing sale price of the Common Stock on the date of grant. The option has a ten-year term and is currently unvested, with vesting to depend upon the achievement of certain strategic milestones specified by the board of directors and documented in the relevant award agreement. Following the grant of this stock option, the Company had remaining authorization to issue 930 shares for future equity awards under the 2012 Equity Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Throughout this filing, we make forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, regulatory initiatives and compliance with governmental regulations, the ability to raise additional capital, the results of clinical trials for our drug candidates, and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Results of Operations

Results of Operations for the three months ended November 30, 2015 and 2014 are as follows:

For the three months ended November 30, 2015 and November 30, 2014, we had no activities that produced revenues from operations.

For the three months ended November 30, 2015, we had a net loss of approximately $5.3 million as compared to a net loss of approximately $5.0 million for the corresponding period in 2014. The increase in net loss of approximately $281,000 related primarily to substantially higher interest expense, offset in part by a non-comparable charge for the change in fair value of a derivative liability in the prior year and to slightly lower operating expenses.

For the three months ended November 30, 2015 and November 2014, operating expenses totaled approximately $2.9 million and $3.0 million, respectively, consisting primarily of research and development, stock-based compensation, salaries and benefits, professional fees, legal fees, amortization and depreciation and various other operating expenses. The decrease in operating expenses of approximately $98,000 was comprised of increases in legal expense of approximately $108,000 and general and administrative expenses of approximately $220,000, offset by comparably lower research and development costs of approximately $426,000 due to the transition into our self-sponsored and funded Phase 3 registrational trial, as an adjunct therapy for HIV. We expect our research and development expense to trend higher in future periods, as we continue to enroll patients in our Phase 3 trial with our leading drug candidate PRO140. In addition, we plan to initiate a Phase 2 trial for Graft versus Host Disease (“GvHD”), which was recently cleared by the FDA to commence.

Interest expense, which is primarily non-cash, totaled approximately $2.4 million for the three month period ended November 30, 2015, an increase of approximately $1.2 million over the comparable period in 2014. Interest expense is comprised of: (i) amortization of debt discount of approximately $1.1 million attributable to short-term convertible notes payable (ii) amortization of debt issuance costs of approximately $362,000, (iii) approximately $867,000 arising from the Black-Scholes value of a one-year extension of the expiration date of previously issued warrants, which was offered to induce the immediate conversion of certain outstanding 2012 convertible notes payable and (iv) approximately $27,000 of accrued interest on convertible notes. Interest expense of approximately $1.2 million for the three months ended November 30, 2014, was comprised of: (i) amortization of debt discount of approximately $749,000 attributable to convertible notes payable and (ii) approximately $353,000 related to the fair value of warrants issued to induce the conversion of certain promissory notes and (iii) accrued interest payable on outstanding notes of approximately $85,000. Additionally, the comparable three-month reporting period in 2014 recognized a non-cash charge of approximately $806,000, as it related to the increase a fair value derivative associated with a convertible note payable. This note has subsequently converted and is therefore not comparable to the current reporting period.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, especially FDA regulatory requirements. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2015.

Results of Operations for the six months ended November 30, 2015 and 2014 are as follows:

For the six months ended November 30, 2015 and November 30, 2014, we had no activities that produced revenues from operations.

For the six months ended November 30, 2015, we had a net loss of approximately $14.2 million, as compared to a net loss of approximately $8.4 million for the similar 2014 period. The approximate increase of $5.8 million in net loss for 2015 over 2014 was primarily attributable to increases in in operating expenses of approximately $3.6 million and interest expense of approximately $3.1 million, offset in part by a non-comparable charge in the prior six-month period for a change in a derivative liability.

For the six months ended November 30, 2015, operating expenses were approximately $9.6 million, as compared to approximately $5.9 million for the similar 2014 period. The approximate increase of $3.7 million was due to substantially increased research and development expenses, combined with increases in legal and general and administrative expenses. The increase in general and administrative expenses was mainly attributable to increased stock-based compensation. Higher legal expenses were attributable to capital related transactions. Higher research and development expenses reflects a combination of the Company’s ongoing Phase 2b PRO 140 monotherapy extension trial, preparations for the future manufacturing of the PRO 140 monoclonal antibody and our Phase 3 trial for PRO 140 as an adjunct therapy for HIV.

Interest expense of approximately $4.7 million for the six months ended November 30, 2015, representing an approximate increase of $3.0 million over the similar 2014 period, was comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes and debt issuance costs, (ii) non-cash charges related to the Black-Scholes value of warrants issued with a one-year extended term so as to induce the conversion of certain promissory notes and (iii) accrued interest payable on outstanding notes. The amortization of debt discount of approximately $2.1 million for the six months ended November 30, 2015 represents the amortization of the intrinsic value of the beneficial conversion feature of the convertible notes payable and fair value of the attached warrants.

Additionally, during the six-month period ended November 30, 2015, the Company incurred a loss on extinguishment of convertible notes of approximately $584,000, which was non-comparable to the similar reporting period in 2014, and non-cash income or benefit of approximately $647,000 related to the change in fair value of derivative liability, as compared to the six months ended November 30, 2014, the change in the fair value of derivative liability resulted in an expense of approximately $806,000.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, especially FDA regulatory requirements. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2015.

Liquidity and Capital Resources

The Company’s cash position at November 30, 2015 increased to approximately $3.3 million as compared to approximately $1.1 million as of May 31, 2015. The net increase in cash as of November 30, 2015 was attributable to private placements of common stock of approximately $11.6 million, net of offering costs, offset in part of approximately $8.5 million used in operating activities and $0.8 million in payments of principal and accrued interest upon maturity of convertible notes.

As of November 30, 2015, the Company had negative working capital of approximately $5.2 million compared to a negative working capital of approximately $8.7 million at May 31, 2015.

Cash Flows

Net cash used in operating activities totaled approximately $8.5 million during the six months ended November 30, 2015, which reflects an increase of approximately $3.2 million of net cash used in operating activities over approximate $5.3 million of net cash used in operating activities for the six months ended November 30, 2014. The approximate $8.5 million of net cash used in operating activities for the six months ended November 30, 2015 was primarily attributable to the increased net loss of approximately $5.8 million, owing to increased research and development of approximately $2.8 million, an increase of approximately $3.0 million in non-cash interest expense, a $0.6 million loss on extinguishment of debt, offset in part by $0.6 million change in fair value of derivative liability.

Net cash used in investing activities totaled $ -0- and approximately $16,000 during the six months ended November 30, 2015 and November 30, 2014, respectively.

Cash provided by financing activities totaled approximately $10.7 million and $2.8 million for the six-month period ended November 30, 2015 and November 30, 2014, respectively. The approximate increase of $7.9 million over the prior year was due to approximately $12.9 million of gross proceeds from private placements of common stock, offset by approximately $1.4 million of offering costs and approximately $0.8 million of payments to retire convertible promissory notes upon maturity. For the six months ended November 30, 2014, net cash provided by financing activities was generated from the issuance of a $2.0 million convertible promissory note and proceeds of approximately $0.8 million from the exercise of warrants.

As reported in the accompanying financial statements, for the six months ended November 30, 2015 and November 30, 2014, the Company incurred net losses of approximately $14.1 million and $8.4 million, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, we have financed our activities principally from the private sale of equity securities and proceeds from the issuance of convertible promissory notes. We intend to continue to finance our future operating activities and our working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict our operations. Any other third–party funding arrangements could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated needs. Additional capital may not be available on reasonable terms, or at all.

During the six months ended November 30, 2015, we executed a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. The license requires a payment of £600,000 (approximately US$915,000) by December 15, 2015, which was accrued as of May 31, 2015. As a result of executing the license agreement in late July 2015, we became the primary obligor of an additional payment of £600,000 (approximately US$930,000) due on June 30, 2016. The licensor is currently in litigation to recover certain amounts from Progenics Pharmacetuicals, Inc. (“Progenics”), the company that sold PRO 140 to us. In the event the licensor is successful in recovering any payments related to the litigation, the June 30, 2016 payment owed by us will be reduced by the licensor’s recovery. During the six-months ended November 30, 2015, we recorded an additional expense of £600,000 (approximately US$930,000), as probability of any recovery from third-party litigation is not reasonably estimable. Future annual license fees and royalty rate will vary depending on whether we manufacture PRO 140 ourselves, utilize the third-party licensor as a contract manufacturer, or utilize an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 when it serves as the manufacturer. Subsequent to the fiscal quarter ended November 30, 2015, we paid in full US$915,000 of such accrued expense to such third-party licensor, with the remaining accrual to be payable depending on the outcome of such third party litigation.

Under the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated July 25, 2012, between us and Progenics, we acquired from Progenics its rights to the HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, we paid $3,500,000 in cash to Progenics to close the acquisition transaction. We are also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-U.S. equivalent; (ii) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by-country basis. To the extent that such milestone payments and royalties are not timely made, under the terms of the Asset Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to us thereunder.

Payments to the third-party licensor and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to us in the PRO 140 transaction, pursuant to which we have an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement and must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. To the extent that such milestone payments and royalties are not timely made, under the terms of the PDL License, AbbeVie Inc. has certain termination rights relating to our license of PRO 140 thereunder.

We have accrued our first milestone payments of $2.5 million in connection with our Phase 3 clinical trial, pursuant to the Asset Purchase Agreement and the PDL License. Additionally, we have accrued approximately $1.86 million of future license fees in connection with the third-party license agreement executed during the six-months ended November 30, 2015. Subsequent to the fiscal quarter ended November 30, 2015, we paid the $1.5 million of such accrued expenses owed to Progenics pursuant to the Asset Purchase Agreement.

We have not generated revenue to date, and will not generate product revenue in the foreseeable future. We expect to continue to incur operating losses as we proceed with our clinical trials with respect to PRO 140 and continue to advance it through the product development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative and manufacturing costs to increase, as we add personnel and other administrative expenses associated with our current drug-development efforts.

In connection with the Company’s recently announced efforts to evaluate PRO 140 for potential additional clinical indications beyond HIV, the Company entered into an agreement, subsequent to quarter end, with its incumbent clinical research organization to begin a Phase 2 trial for Graft versus Host Disease and paid an execution fee of approximately $0.3 million. The initial estimated expenses for this Phase 2 trial are approximately $4 million, as contracts with third-party service providers are still in negotiations. The Company will need sizable amounts of additional capital to complete its new Phase 2 trial, in addition to previously disclosed estimates of amounts needed to complete is current Phase 3 trial.

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

Disclosure Controls and Procedures

As of November 30, 2015, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2015 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, as filed with the SEC on July 10, 2015.

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

CYTODYN INC. (Registrant)

Dated: January 11, 2016	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: January 11, 2016	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document