Form 10-Q
period 2016-02-29
CYTODYN INC
filed 2016-04-13
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

On March 31, 2016, there were 118,372,275 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	February 29, 2016	May 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$10,202,168	$1,050,060
Prepaid expenses	223,876	253,833
Prepaid clinical service fees	1,788,840	733,916

Total current assets	12,214,884	2,037,809
Furniture and equipment, net	16,137	24,213
Intangibles, net	2,354,739	2,617,239

Total assets	$14,585,760	$4,679,261

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,388,840	$5,016,261
Accrued milestone payments	—	2,500,000
Accrued liabilities, salaries and interest payable	60,484	644,533
Accrued license fees	930,000	930,000
Convertible notes payable, net	—	1,634,458

Total current liabilities	3,379,324	10,725,252

Long-term liabilities:
Related party, convertible notes payable, net	—	2,637,618
Related party, derivative liability	—	2,008,907

Total liabilities	3,379,324	15,371,777

Shareholders’ equity (deficit):
Series B convertible preferred stock, $.001 par value; 400,000 shares authorized, 95,100 shares issued and outstanding at February 29, 2016 and May 31, 2015, respectively	95	95
Common stock, $.001 par value; 200,000,000 shares authorized, 118,372,275 and 63,644,348 issued and outstanding at February 29, 2016 and May 31, 2015, respectively	118,372	63,644
Additional paid-in capital	101,816,713	60,766,047
Accumulated (deficit)	(90,728,744)	(71,522,302)

Total shareholders’ equity (deficit)	11,206,436	(10,692,516)

Total liabilities and shareholders’ equity	$14,585,760	$4,679,261

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Operating expenses:
General and administrative	$1,972,015	$750,648	$3,709,372	$2,075,521
Amortization and depreciation	90,191	90,157	270,573	270,197
Research and development	2,741,051	2,264,064	9,711,360	6,414,531
Legal fees	245,780	187,582	908,991	478,466

Total operating expenses	5,049,037	3,292,451	14,600,296	9,238,715

Operating loss	(5,049,037)	(3,292,451)	(14,600,296)	(9,238,715)
Interest income	2,202	338	2,771	2,026
(Loss) on extinguishment of convertible notes	—	—	(584,177)	—
Change in fair value of derivative liability	—	1,261,545	646,505	455,970
Interest expense:
Amortization of discount on convertible notes	—	(254,485)	(1,791,967)	(1,298,825)
Amortization of debt issuance costs	—	—	(604,625)	—
Amortization of discount on related party convertible notes	—	(143,012)	(94,344)	(203,711)
Inducement interest	—	(202,295)	(2,061,600)	(555,628)
Interest on notes payable	—	(91,293)	(118,709)	(246,204)

Total interest expense	—	(691,085)	(4,671,245)	(2,304,368)

(Loss) before income taxes	(5,046,835)	(2,721,653)	(19,206,442)	(11,085,087)
Provision for taxes on income	—	—	—	—

Net (loss)	$(5,046,835)	$(2,721,653)	$(19,206,442)	$(11,085,087)

Basic and diluted (loss) per share	$(0.05)	$(0.05)	$(0.22)	$(0.19)

Basic and diluted weighted average common shares outstanding	104,844,162	58,961,254	86,916,655	56,985,042

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net loss	$(19,206,442)	$(11,085,087)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization and depreciation	270,573	270,197
Amortization of debt issuance costs	604,625	—
Amortization of discount on convertible notes	2,121,491	1,298,825
Amortization of discount on related party notes	94,344	203,711
Change in fair value of derivative liability	(646,505)	(455,970)
Loss on extinguishment of convertible notes	584,177	—
Interest expense associated with conversion inducement	757,611	555,628
Interest expense associated with extension of warrant expiration	866,713	—
Stock-based compensation	1,546,383	450,782
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(1,024,967)	257,575
(Decrease) increase in accounts payable, accrued salaries and severance, accrued interest, accrued license fees and accrued liabilities	(5,540,840)	738,224

Net cash (used in) operating activities	(19,572,837)	(7,766,115)

Cash flows from investing activities:
Furniture and equipment purchases	—	(16,053)

Net cash (used in) investing activities	—	(16,053)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	33,268,466	—
Proceeds from issuance of convertible note payable	—	3,500,000
Proceeds from exercise of warrants, net of offering costs	94,283	1,066,436
Payment of principal and interest on convertible notes payable	(789,140)	—
Payment of offering costs	(3,848,664)	—

Net cash provided by financing activities	28,724,945	4,566,436

Net change in cash	9,152,108	(3,215,732)
Cash, beginning of period	1,050,060	4,886,122

Cash, end of period	$10,202,168	$1,670,390

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 29, 2016	February 28, 2015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$2,198

Interest	$26,890	$170,934

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$7,947,842	$1,175,000

Common stock issued or to be issued for accrued interest payable	$143,479	$729

Original issue discount related to valuation of compound embedded derivative of convertible note payable issued with anti-dilution feature	$—	$1,170,264

Original issue discount related to valuation of relative fair value of warrants issued with convertible note payable	$—	$215,732

Preferred and common stock subject to recission liability	$—	$25,000

See accompanying notes to consolidated financial statements

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2016

(UNAUDITED)

Note 1—Organization

CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (its previous name) and, effective August 27, 2015, reincorporated under the laws of Delaware. We are a clinical-stage biotechnology company focused on the clinical development and potential commercialization of humanized monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection. Our lead product candidate, PRO 140, belongs to a class of HIV therapies known as entry inhibitors. These therapies block HIV from entering into and infecting certain cells.

The Company is developing a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and graft versus host disease.

Advanced Genetic Technologies, Inc. (“AGTI”) was incorporated under the laws of Florida on December 18, 2006 pursuant to an acquisition during 2006 and is currently a dormant subsidiary.

On May 16, 2011, the Company formed a wholly owned subsidiary, CytoDyn Veterinary Medicine LLC (“CVM”), to explore the possible application of the Company’s existing monoclonal antibody technology to the treatment of Feline Immunodeficiency Virus. The Company views the formation of CVM as an effort to strategically diversify the use of its monoclonal antibody technology. This entity is currently a dormant subsidiary.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2015 and 2014 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, filed with the Securities and Exchange Commission on July 10, 2015. Operating results for the three and nine months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine-month periods ended February 29, 2016 and February 28, 2015, (b) the financial position at February 29, 2016, and (c) cash flows for the nine-month periods ended February 29, 2016 and February 28, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM, both of which are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ (deficit), net loss or earnings per share. The Company reincorporated in Delaware on August 27, 2015, which required a reclassification to reflect par value of common and preferred stock at $0.001 as of February 29, 2016 and May 31, 2015.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $19,206,442 for the nine months ended February 29, 2016 and has an accumulated deficit of $90,728,744 as of February 29, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidates, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to these product candidates, and expects to incur significant research and development expenses in the future. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance future development activities and working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at February 29, 2016 and May 31, 2015 approximated $10,094,000 and $1,164,000, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three and nine months ended February 29, 2016 and February 28, 2015. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 6 and 10.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of February 29, 2016 and May 31, 2015, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

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

Preferred Stock

As of February 29, 2016, the Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without shareholder approval. As of February 29, 2016, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 95,100 shares are outstanding. The remaining preferred shares authorized have no specified rights.

Debt Issuance Costs

The Company has early adopted ASU 2015-03, as described in Note 8, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability and to be amortized over the life on the debt. During the year ended May 31, 2015, the Company incurred direct costs associated with the issuance of short-term convertible notes as described in Note 3, and recorded approximately $605,000 of debt issuance costs and approximately $-0- and $605,000 of related amortization for the three and nine months ended February 29, 2016, respectively.

Offering Costs

During the nine months ended February 29, 2016, the Company incurred approximately $3.85 million in direct incremental costs associated with the sale of equity securities. The offering costs were recorded as a component of equity upon receipt of the proceeds.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculation. Common stock options and warrants to purchase 62,736,584 and 23,055,950 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the nine months ended February 29, 2016 and February 28, 2015, respectively, as inclusion would be anti-dilutive for these periods. Additionally, as of February 29, 2016, 95,100 shares of Series B convertible preferred stock can potentially convert into 951,000 shares of common stock.

Fair Value of Financial Instruments

At February 29, 2016 and May 31, 2015, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Level 3. Unobservable inputs to the valuation methodology are significant to the measurement of the fair value of assets or liabilities. These Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that the Company was unable to corroborate with observable market data.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of February 29, 2016 and May 31, 2015 is as follows:

	Fair Value Measurement at February 29, 2016 (1)		Fair Value Measurement at May 31, 2015 (1)
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$—	$—	$2,008,907	$2,008,907

Total liability	$—	$—	$2,008,907	$2,008,907

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 29, 2016 and May 31, 2015

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

The following is a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended February 29, 2016 and the year ended May 31, 2015:

Balance at May 31, 2014	$—
Note issuance, September 26, 2014	767,038
Note issuance, February 6, 2015	403,226
Fair value adjustments	838,643

Balance at May 31, 2015	$2,008,907

Note conversion June 24, 2015	(521,133)
Note conversion June 24, 2015	(841,269)
Fair value adjustments	(646,505)

Balance at February 29, 2016	$—

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

Note 3—Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at February 29, 2016. Each share of the Series B is convertible into ten shares of the Company’s common stock, $0.001 par value, including any accrued dividends, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

2013 Convertible Notes

During the year ended May 31, 2013, the Company issued $6,588,250 in aggregate original principal amount of unsecured convertible notes (the “2013 Convertible Notes”) to investors for cash. Each outstanding 2013 Convertible Note was convertible at the election of the holder at any time into common shares at a fixed conversion price. At issuance, total principal of $6,208,250 was convertible at $0.75 per share, and $380,000 was convertible at $0.65 per share. The 2013 Convertible Notes were payable in full between

November 30, 2013 and March 6, 2016, and bore interest at rates ranging from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. At February 29, 2016, there were no outstanding 2013 Convertible Notes. One 2013 Convertible Note with an aggregate original principal amount of $50,000 remained outstanding at May 31, 2015, convertible at $0.75 per share, bearing interest at a rate of 5% per year, and was payable in full on October 15, 2015. This note converted into common stock during the nine months ended February 29, 2016 as noted below.

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the 2013 Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the 2013 Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a debt discount to the 2013 Convertible Notes, with a corresponding increase to additional paid-in capital. The debt discount is amortized over the life of the 2013 Convertible Notes. During the nine months ended February 29, 2016 and February 28, 2015, the Company recognized approximately $7,000 and $1,299,000, respectively, as interest expense related to amortization of the debt discount. The unamortized discount was fully amortized upon any conversion of the 2013 Convertible Notes before maturity.

During the nine months ended February 29, 2016, the remaining 2013 Convertible Note in the aggregate principal amount of $50,000, plus accrued but unpaid interest of $1,322, converted into 68,428 shares of common stock. Activity related to the 2013 Convertible Notes for the nine months ended February 29, 2016 and fiscal year ended May 31, 2015 was as follows:

	February 29, 2016	May 31, 2015
Face amount of Notes	$50,000	$4,271,250

Unamortized discount	—	(6,529)
Conversions	(50,000)	(4,221,250)

Total carrying value of Notes	$—	$43,471

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

In addition, during the year ended May 31, 2015, certain holders of the 2013 Convertible Notes in the aggregate principal amount of $3,046,250, plus accrued but unpaid interest of $86,296, were induced to convert their 2013 Convertible Notes into 4,181,079 shares of common stock at a conversion price of $0.75, conditioned upon the Company issuing new warrants to replace certain of the foregoing warrants which had previously expired, covering an aggregate of 6,310,677 shares of common stock, at an exercise price of $1.00 per share, with an approximate term of seven months from date of issuance.

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

During the nine months ended February 29, 2016, the board approved a one-year extension of expiration dates on the aforementioned detachable common stock warrants with an original term of two years, covering approximately 6.3 million shares of common stock, with an exercise price of $1.00 per share. Current expiration dates ranging from October 2015 through January 2016 were extended to October 2016 through January 2017. The extensions were effective October 1, 2015 upon the receipt of certain executed documentation from the warrant holders. Pursuant to U.S. GAAP, the Company recognized non-cash interest expense of approximately $866,700 in connection with this extension, which represented the incremental increase in the fair value of the modified warrants.

The Company determined the fair value of the new warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free interest rate and expected dividend yield at the commitment date.

2015
Expected dividend yield	0%
Stock price volatility	64.56% -69.30%
Expected term	1 year
Risk-free interest rate	0.33%
Grant-date fair value	$0.15-$0.18

AVCP Convertible Notes

During the year ended May 31, 2015, the Company issued an additional two-year term unsecured convertible promissory note (the “AVCP Two-Year Note”) in the aggregate principal amount of $2,000,000 to Alpha Venture Capital Partners, L.P. (“AVCP”), an affiliate of one of the Company’s directors as described under Note 9 below. As described in greater detail below, along with the AVCP Bridge Note, the AVCP Two-Year Note has subsequently been converted in a transaction occurring during the nine months ended February 29, 2016. The AVCP Two-Year Note bore simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Two-Year Note was due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. Prepayment was permitted without penalty. The AVCP Two-Year Note included events of default for nonpayment of principal or interest when due or other breaches of the AVCP Two-Year Note, as well as for breach of any term of the AVCP Two-Year Note and related warrant agreement. The principal amount of the AVCP Two-Year Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price was subject to adjustment on the same terms, and contained similar consent rights to the issuance of additional indebtedness, as the AVCP Bridge Note above.

During the year ended May 31, 2015, the Company issued a three-month unsecured convertible promissory note (the “AVCP Bridge Note” and together with the AVCP Two-Year Note, the “AVCP Convertible Notes”) in the aggregate principal amount of $1,500,000 to AVCP. As described in greater detail below, the AVCP Bridge Note, along with the AVCP Two-Year Note, were subsequently converted in a transaction occurring during the nine months ended February 29, 2016. The principal amount of the AVCP Bridge Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The AVCP Bridge Note bore simple interest of 1.2% per month, payable at maturity on May 5, 2015, and monthly thereafter, upon the Company’s election to exercise a one-time option to extend the maturity by an additional three months, which the Company exercised on April 1, 2015 (extending the maturity date to August 5, 2015). Prepayment was permitted without penalty subject to the Company’s obligation to pay at least three months’ interest on the principal amount. The conversion price was subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of common stock sold or deemed sold in future securities offerings, including sales to AVCP and its designees subject to certain exempt transactions. Without AVCP’s prior written consent, the Company was not permitted to incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness was subordinated in right of payment to the Company’s obligations under the AVCP Bridge Note and any additional notes issued to AVCP or related parties.

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

The Company accounted for the AVCP Convertible Notes and related warrants (as described below) as a financing transaction, wherein the proceeds received were allocated to the financial instruments issued. Prior to making the accounting allocation, the AVCP Convertible Notes and warrants were evaluated for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and ASC 815.

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

In connection with the original issuance of the two AVCP Convertible Notes, the Company issued warrants to AVCP covering 250,000 and 75,000 shares of the Company’s common stock exercisable at a price of $0.50 per share on September 26, 2014 and February 6, 2015, respectively. The warrants are currently exercisable in full, include a cashless exercise feature, and will expire on December 31, 2019 and February 29, 2020, respectively. The aforementioned warrants have a term of five years from inception and an exercise price of $.50 per share and meet the conditions for equity classification per ASC 815. The fair value of the warrants was determined using a Black-Scholes option model using the following assumptions:

	Warrants issued on
	September 26, 2014	February 6, 2015
Risk free interest rate	1.82%	1.48%
Expected life	5 years	5 years
Expected volatility	136%	119%
Dividend yield	0.00%	0.00%

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative liability at its fair value and then to the warrants at their relative fair value, with the residual allocated to the host AVCP Convertible Notes as presented below.

On June 23, 2015, the Company, Alpha Venture Capital Management, LLC and AVCP entered into a Debt Conversion and Termination Agreement pursuant to which (i) AVCP agreed to convert the $3,535,627 in aggregate indebtedness as of June 23, 2015 under the AVCP Convertible Notes in exchange for 5,237,966 shares of the Company’s common stock; (ii) subject to the conversion of the two AVCP Convertible Notes, the Company agreed to issue AVCP an additional five-year warrant covering 1,000,000 shares of common stock at an exercise price of $0.675 per share and (iii) subject to the AVCP’s receipt of the common shares and warrant, the parties agreed to (a) terminate the subscription agreements; and (b) release and discharge each other party from all claims and obligations arising under the two AVCP Convertible Notes and subscription agreements. As a result of the debt conversion, the Company recognized a loss on extinguishment of the AVCP Convertible Notes of $584,177, a non-cash gain on the change in the fair value of the derivative liability of $646,505 and non-cash inducement interest expense of $757,611 arising from the aforementioned warrant.

		Nine Months Ended February 29, 2016
	May 31, 2015	Debt Discount	Fair Value	Conversion	February 29, 2016
AVCP Convertible note payable	$2,637,618	$94,344	$—	$(2,731,962)	$—
Compound embedded derivative	2,008,907	—	(646,505)	(1,362,402)	—
Warrants (equity allocation)	215,732	—	—	—	—
Accrued interest on note payable	—	—	—	(35,627)	—
Fair Value of Common Stock Issued	—	—	—	4,714,168	—
Loss on conversion	—	—	—	(584,177)	—

	$4,862,257	$94,344	$(646,505)	$—	$—

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the Short-Term Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Short-Term Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discounts to the Short-Term Convertible Notes, and a corresponding increase to additional paid-in capital. The debt discounts are amortized over the life of the Short-Term Convertible Notes. During the nine months ended February 29, 2016, the Company recognized approximately $1,784,000 as interest expense related to amortization of the debt discounts, and the Short-Term Convertible Notes were not outstanding during the nine months ended February 28, 2015. The unamortized discounts were fully amortized upon any conversion of the Short-Term Convertible Notes before maturity.

During the nine months ended February 29, 2016, the Company tendered an offer to settle the balances of the Short-Term Convertible Notes. The Company offered to exchange the Short-Term Convertible Notes for (i) the issuance of restricted shares of common stock, for the settlement of the balance of the Short-Term Convertible Notes, principal and accrued but unpaid interest as of September 21, 2015, which was the commitment date, at a conversion price of $0.675 per share, and (ii) the amendment of the related warrants to reduce the exercise price to $0.675 per share. The offer represented a 10.0% discount to $0.75, which was the current conversion price of the Short-Term Convertible Notes and current exercise price of the related warrants. On September 21, 2015, the offering period and withdrawal rights for the exchange offer expired, and the Company completed the exchange offer for approximately $2.7 million in aggregate original principal amount of Short-Term Convertible Notes.

Following the consummation of the exchange offer described above, an aggregate principal amount of $525,000 and accrued but unpaid interest of $17,830 converted into 723,773 shares of common stock. The principal and interest for Short-Term Convertible Notes that were not exchanged in the exchange offer, or that are not otherwise converted pursuant to their terms, became due and payable between October 30, 2015 and November 15, 2015, six months from their issuance. The Company repaid the remaining aggregate principal and interest on such Convertible Notes of approximately $789,000 Short-Term Convertible Notes on their respective maturity dates. Related to the tender offer conversions, the Company recognized approximately $330,000 in non-cash interest expense and approximately $108,000 commission expense to assist the Company in conversion of the debt at the commitment date.

Activity related to the Short-Term Convertible Notes for the nine months ended February 29, 2016 and fiscal year ended May 31, 2015 was as follows:

	February 29, 2016	May 31, 2015
Face amount of Notes	$3,981,050	$3,981,050
Unamortized discounts	—	$(2,390,063)
Tender offer conversions	(2,693,800)	—
Conversions	(525,000)	—
Payments upon maturity	(762,250)	—

Total carrying value of Notes	$—	$1,590,987

Note 4—Derivative Liability:

The following tables summarize the fair value of the derivative liability and linked common shares as of the derivative liability inception dates (September 26, 2014 and February 6, 2015) at February 29, 2016:

	September 26, 2014	February 6, 2015	May 31, 2015	February 29, 2016

Total derivative liability	$767,038	$403,266	$2,008,907	$—

Shares indexed to derivative liability	2,000,000	1,500,000	5,185,185	—

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the three and nine months ended February 29, 2016 and February 28, 2015, the Company recognized a non-cash gain of approximately $-0-, $647,000, $1,262,000 and $456,000, respectively due to the change in derivative liability related to the embedded derivative in the AVCP Notes.

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

The fair value of the derivative liability was significantly influenced by the Company’s trading market price, stock price volatility, changes in interest, assumptions regarding the adjusted conversion price and early redemption or conversion of the AVCP Notes.

Note 5—Stock Options and Warrants

The Company has one active stock-based equity plan at February 29, 2016, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by shareholders at the Company’s 2012 annual meeting to replace the 2004 Plan and was subsequently amended by shareholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock. As of February 29, 2016, the Company had 930 shares available for future stock-based grants under the 2012 Plan.

Stock Options

During the nine months ended February 29, 2016, the Company granted annual stock option awards to directors to purchase a total of 350,000 shares of common stock with an exercise price of $0.975 per share. These option awards vest at 25% per quarter over one year. The grant date fair value related to these options was $0.49 per share.

During the nine months ended February 29, 2016 an additional stock option was granted to a director to purchase a total of 250,000 shares of common stock with an exercise price of $0.97, a five-year term and was fully vested upon grant date. The grant date fair value related to this option award was $0.43 per share. In addition, the Company granted a director an additional stock option for 100,000 shares of common stock with an exercise price of $0.84, a five-year term and vests 50% upon grant and 50% in one year. The grant date fair value related to this option award was $0.58 per share.

During the nine months ended February 29, 2016, the Company granted options to executive management and employees to purchase a total of 2,054,000 shares of common stock. The exercise prices range from $0.75 to $0.90 per share. Included in the awards covering 2,054,000 shares are options on 1,554,000 shares that vest based on certain performance targets as set forth in the stock option agreements, 400,000 shares that vest annually over three years, and one option covering 100,000 shares that vested 50% vested upon issuance with the other 50% to vest on the first anniversary of the date of grant. Each of the foregoing management options has a ten-year term. The grant date fair values related to these option awards range from $0.48 to $0.61 per share.

During the nine months ended February 29, 2016, the Compensation Committee of the Board of Directors of the Company determined to extend the expiration dates of certain outstanding stock option awards under the 2004 Plan and the 2012 Plan. For each outstanding stock option award issued to a current employee or director of the Company under the Incentive Plans that had a five-year expiration term, whether such award was vested or unvested, the expiration term was extended by an additional five years, but only to the extent that the award was not “in-the-money” based upon the closing price of the Company’s Common Stock, or $0.81 per share. The other terms and conditions of such stock option awards, and all of the terms and conditions of any other stock option awards outstanding under the Incentive Plans, remained unchanged. The Company recognized a non-cash stock-based compensation expense of approximately $548,000 in the current period in connection with this extension.

In total, the Company extended the expiration dates on stock options covering 1,924,513 shares, with a weighted average exercise price of approximately $1.39 per share.

Warrants

During the nine months ended February 29, 2016, the Company issued common stock warrants covering 29,827,110 shares of common stock of which warrants covering 1,820,000 shares were granted to consultants, warrants covering 1,000,000 shares were granted to AVCP, as described in Note 3, and the warrants covering 22,209,178 shares and 4,797,932 shares were issued to investors and to the placement agent, respectively, in connection with the Company’s private equity offerings, as described in Note 7. Each of the foregoing warrants issued to investors and to the placement agent has an exercise price of $0.75 per share and a five-year term and is immediately exercisable.

During the nine months ended February 29, 2016, the Company granted warrants to consultants covering a total of 1,820,000 shares of common stock at exercise prices ranging from $0.81 to $1.25 per share. These warrants are subject to various vesting schedules and expire five or ten years from the date of issuance. The grant date fair values range from $0.42 to $0.60 per share.

During the nine months ended February 29, 2016, holders of warrants covering 133,734 shares exercised the right to purchase such shares at $0.75 per share. The net proceeds received by the Company was approximately $94,300 from the exercise of warrants.

Compensation expense related to stock options and warrants for the three and nine months ended February 29, 2016 and February 28, 2015 was approximately $955,000 and $1,546,000 and $161,400 and $451,000, respectively. The grant date fair value of options and warrants vested during the three and nine-month periods ended February 29, 2016 and February 29, 2015 was approximately $362,000 and $686,000 and $171,000 and $481,000, respectively. As of February 29, 2016, there was approximately $998,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.20 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 29, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding at May 31, 2015	31,008,915	$0.88	2.94	$5,538,335
Granted	32,581,111	0.78	—	—
Exercised	(388,442)	—	—	—
Forfeited/expired/cancelled	(465,000)	—	—	—

Options and warrants outstanding at February 29, 2016	62,736,584	0.82	3.72	7,645,082

Outstanding exercisable at February 29, 2016	58,349,129	0.82	3.50	7,451,385

Note 6—License Agreements

During the nine months ended February 29, 2016, the Company executed a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. The license agreement required a payment, which was accrued as of May 31, 2015, of £600,000 (approximately US$915,000) by December 15, 2015. In connection with this license agreement, the Company became the primary obligor of an additional payment of £600,000 (approximately US$930,000) due on June 30, 2016. This amount was subject to reduction depending on the amount, if any, recovered by the licensor in certain litigation involving Progenics Pharmaceuticals, Inc. (“Progenics”), the company that sold PRO 140 to CytoDyn. During the nine months ended February 29, 2016, the Company recorded an additional expense of £600,000 (approximately US$930,000), as probability of any recovery from third-party litigation was not reasonably estimable. Recently, the licensor resolved its litigation with Progenics. No financial payment was made by either party to the other in connection with the settlement of the litigation. As such, CytoDyn remains fully liable for the previously accrued license fee due on June 30, 2016. Future annual license fees will be £300,000 (approximately US$450,000).

Under the Asset Purchase Agreement, dated July 25, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”) (the “Asset Purchase Agreement”), the Company acquired from Progenics its rights to the HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid to Progenics $3,500,000 in cash to close the transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent, which was paid during the three months ended February 29, 2016; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. To the extent that such milestone payments and royalties are not timely made, under the terms of the Asset Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to the Company thereunder.

Payments to the third-party licenser and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to the Company in the Asset Purchase Agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement and must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial, which was paid during the three months ended February 29, 2016; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. To the extent that such milestone payments and royalties are not timely made, under the terms of the PDL License, AbbeVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder.

Pursuant to the foregoing Asset Purchase Agreement and PDL License, the Company accrued an expense of $2,500,000 as of May 31, 2015 in connection with the anticipated milestone payments related to the first patient dosing in a Phase 3 clinical trial, all of which was paid during the three months ended February 29, 2016, as described above.

Note 7—Private Securities Offerings

During April and May 2015, the Company completed a private debt offering of convertible promissory notes in the aggregate principal amount of $3,981,050. At issuance, each note was convertible into common stock at the rate of $0.75 per share. Each note had a term of six months and annual interest rate of 7% payable upon maturity. The Company also issued to each note holder a warrant covering 20% of the number of shares of common stock into which the related note was convertible. Each warrant has an exercise price of $0.75 per share and a five-year term. A tender offer was made on these notes by the Company on August 24, 2015, as fully described in Note 3, Short-Term Convertible Notes, and the outstanding principal amount, plus accrued interest, on the remaining notes was repaid in full upon maturity.

During the nine months ended February 29, 2016, the Company conducted private equity offerings (the “Equity Offerings”), in which accredited investors purchased unregistered common stock at $0.75 per share with warrants equal to 50% of the number of shares of common stock purchased. Pursuant to the Equity Offerings, the Company sold a total of 44,357,838 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $33.3 million and issued five-year warrants covering 22,178,919 shares of common stock. In conjunction with the Equity Offerings, the Company paid an aggregate cash fee of approximately $3.65 million to the placement agent and issued warrants covering an aggregate of 4,797,932 shares of common stock to the placement agent as additional compensation. The placement agent warrants had aggregate Black-Scholes valuations of approximately $2.6 million at issuance. (See Note 5 for a description of the warrants and offering costs related to the Equity Offerings.)

Note 8—Recent Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU2015-03”) The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The Company evaluated this ASU and began early adoption beginning with the annual period ended May 31, 2015. The adoption of this guidance did not have a material impact on the Company’s financial position, overall results of operations or cash flows.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on the Company’s Consolidated Financial Statements.

Note 9—Related Party Transactions

On September 26, 2014, the Company entered into a $2 million convertible promissory note with AVCP, as more fully described in Note 3 above. In October of 2014, Mr. Carl C. Dockery, the principal of AVCP, was appointed a director of the Company. On February 6, 2015, the Company entered into a second convertible promissory note in the aggregate principal amount of $1.5 million, as more fully described in Note 3 above. On June 23, 2015 these notes and accrued but unpaid interest were converted into shares of common stock. In connection with the Debt Conversion and Termination Agreement dated June 23, 2015, the Company issued to AVCP a warrant covering 1,000,000 shares of common stock, as more fully described in Notes 3 and 5.

On January 19, 2016, the Company entered into an amendment to its existing Consulting Agreement with Denis R. Burger, Ph.D., dated February 21, 2014, as previously amended November 3, 2014 (the “Consulting Agreement”). The Amendment names Dr. Burger, who is currently a member of the Board of Directors, to the non-executive position of Chief Science Officer and increases Dr. Burger’s advisory responsibilities in that capacity. The Amendment also increases the compensation payable to Dr. Burger under the Consulting Agreement to $20,000 in cash per month, which is in addition to any fees that Dr. Burger currently earns as a director. The Amendment was approved by the Audit Committee of the Board of Directors.

Only independent directors approve related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 10—Acquisition of Patents

As discussed in Note 6 above, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 29, 2016, the Company has recorded $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of eight years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible asset activity:

	February 29, 2016	May 31, 2015
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,181,250)	(918,750)

Total amortizable intangible assets, net	2,318,750	2,581,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,354,739	$2,617,239

Amortization expense related to patents was approximately $87,500 and $262,500 for the three and nine months ended February 29, 2016 and February 28, 2015. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 11—Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. The Company incurred expenses for qualified non-elective contributions of approximately $6,000 and $9,500 for the three and nine months ended February 29, 2016, respectively, and approximately $5,400 and $15,500 for the three and nine months ended February 28, 2015, respectively.

Note 12—Subsequent Events

On March 18, 2016, at a special meeting of shareholders, two proposals were approved by shareholders: (1) to increase the total number of authorized shares of common stock of the Company from 200,000,000 to 250,000,000 and (2) to increase the total number of shares of common stock authorized for issuance under the Company’s 2012 Equity Incentive Plan from 5,000,000 to 7,000,000.

Subsequent to quarter end, a third-party licensor resolved its litigation with Progenics (see Note 6 above). No financial payment was made by either party to the other in connection with the settlement of the litigation. As such, CytoDyn remains fully liable for the previously accrued license fee of approximately $930,000 due on June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of CytoDyn Inc., a Delaware corporation (the “Company”) should be read in conjunction with the other sections of this Quarterly Report, including the Company’s financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of the Company’s financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Throughout this filing, we make forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, regulatory initiatives and compliance with governmental regulations, the ability to raise additional capital, the results of clinical trials for the Company’s drug candidates, and various other matters, many of which are beyond the Company’s control. These and other that could materially affect such forward-looking statements can be found in the sections entitled “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A. in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015, filed with the SEC on July 10, 2015. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances except as required by law.

Results of Operations

Clinical Trials Update

Phase 2b Treatment Substitution – This monotherapy trial was initially completed in January 2015. Several patients are continuing in extension studies on this monotherapy of a weekly injection of PRO 140. Results from these extension studies thus far indicate patients are now reaching 18 to 20 months of suppressed viral load since their first date of enrollment. The trial’s topline report was submitted to the FDA in February 2016.

Phase 3 Combination Therapy Trial – A pivotal trial for PRO 140 as a combination therapy to existing HAART drug regimens involving 300 patients. Enrollment of first patient was announced in October 2015. In early March, 2016, the Company submitted to the FDA an amendment to its pivotal combination PRO 140 protocol. The amendment is designed to broaden and expand enrollment criteria to try and reduce the time to enroll subjects in the study. The new protocol design has two arms each with 150 subjects. The first arm of the study addresses efficacy of PRO 140 for one week followed by 24 weeks of safety of PRO 140 with optimized background therapy (“OBT”). The second arm addresses safety only of PRO 140 for 25 weeks in combination with OBT. The standard 30-day comment period with the FDA for the amendment has passed and the protocol amendment has received Institutional Review Board (“IRB”) approval. Management estimates the total cost of this trial to range from $13 million to $15 million.

Phase 3 Monotherapy Trial – A strategic trial including 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as long-acting single-agent maintenance therapy for 48 weeks in virologically suppressed subjects with CCR5-tropic HIV-1 infection. Primary endpoint is length of time for complete suppressed viral load. Secondary endpoint is the number of weeks off of ART regimen. Enrollment of first patient has not been announced, pending current discussions with the FDA. Management estimates the total cost of this trial to range from $15 million to $20 million.

Graft versus Host Disease Trial – This Phase 2, randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients is designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient has not been announced. Management estimates the cost of this trial to be approximately $3.5 million.

Results of Operations for the three months ended February 29, 2016 and February 28, 2015 are as follows:

For the three months ended February 29, 2016, and February 28, 2015, the Company had no activities that produced revenues from operations.

For the three months ended February 29, 2016, the Company had a net loss of approximately $5.0 million compared to a net loss of approximately $2.7 million for the corresponding period in 2015. The increase in net loss of approximately $2.3 million over the comparable three-month period in 2015 was due primarily to an increase in general and administrative expenses of approximately $1.2 million and an increase in research and development of approximately $0.5 million, offset in part by a reduction of interest expense of approximately $0.7 million and a non-comparable benefit of $1.2 million from change in derivative liability in the comparable period a year ago. In addition, during the quarter ended February 29, 2016, the Company did not recognize a non-cash credit or benefit from a change in fair value of derivative liability, as compared to the comparable period a year ago.

For the three months ended February 29, 2016 and February 28, 2015, the Company incurred total operating expenses of approximately $5.0 million and $3.3 million, respectively, consisting primarily of salaries and benefits, stock-based compensation, amortization of patents, professional fees, legal fees, research and development and various other operating expenses.

The increase in operating expenses for the three-month period ended February 29, 2016 of approximately $1.8 compared to the three months ended February 28, 2015, related primarily to the increase in non-cash stock-based compensation, research and development, as well as general and administrative expenses. We expect the Company’s research and development expenses to continue to increase in future periods as the activity within the Company’s clinical trials expands and the Company’s biologics manufacturing processes and related regulatory compliance activities increase. Stock-based compensation may also increase, as the Company continues to compensate consultants, directors, and employees with stock options.

There was no interest expense incurred during the three months ended February 29, 2016. All of our convertible notes converted or were paid during fiscal year 2016.

The future trends of all expenses will be driven, in part, by the future outcomes of the clinical trials and their correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company’s ability to continue to fund operations will continue to depend on the Company’s ability to raise additional capital. See, in particular, Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015, as modified by Item 1A (Risk Factors) in this Form 10-Q.

Results of Operations for the nine months ended February 29, 2016 and February 28, 2015 are as follows:

For the nine months ended February 29, 2016 and February 28, 2015, the Company had no activities that produced revenues from operations.

For the nine months ended February 29, 2016, the Company incurred a net loss of approximately $19.2 million, as compared to a net loss of approximately $11.1 million for the similar 2015 period. The increased net loss for 2016 of approximately $8.1 million over 2015 was primarily attributable to an increase in operating expenses of approximately $5.4 million, coupled with an increase in interest expense of approximately $2.4 million, which was principally non-cash.

For the nine-month period ended February 29, 2016, operating expenses of approximately $14.6 million increased approximately $5.4 million over the comparable 2015 period due to a substantial increase of approximately $3.3 in research and development expenses, combined with an approximate increase of $1.6 million in general and administrative expenses and an increase in legal fees of approximately $0.4 million.

For the nine months ended February 29, 2016, the Company incurred a loss on the extinguishment of convertible notes of approximately $0.6 million (as more fully described in the accompanying financial statements in Note 3 – Convertible Instruments, AVCP Convertible Notes) and recognized a benefit from a change in fair value of derivative liability of approximately $0.6 million (as more fully described in the accompanying financial statements in Note 4 – Derivative Liability).

Interest expense for the nine months ended February 29, 2016, which totaled approximately $4.7 million, was comprised of (i) a non-cash charge related to the amortization of debt discount attributable to convertible notes, (ii) a non-cash charge related to the reduction in the exercise price of warrants to induce conversion of debt and warrant exercises, (iii) amortization of debt issuance costs and (iv) accrued interest payable on outstanding convertible notes. The amortization of debt discount of approximately $1.8 million for the nine months ended February 29, 2016 represents the amortization of the intrinsic value of the beneficial conversion feature of the convertible notes payable, fair value of the attached warrants and, to a lesser extent, an amount resulting from allocating a portion of the financing proceeds to the compound embedded derivative.

Liquidity and Capital Resources

The Company’s cash position at February 29, 2016, increased to approximately $10.2 million, as compared to approximately $1.1 million as of May 31, 2015, owing to private offerings of common stock and warrants.

On February 29, 2016, the Company had positive working capital of approximately $ 8.7 million, as compared to negative working capital of approximately $8.7 at May 31, 2015.

Cash Flows

Net cash used in operating activities totaled approximately $19.6 million during the nine months ended February 29, 2016, which reflects an increase of approximately $11.8 million of net cash used in operating activities over the comparable nine-month period a year ago. The $19.6 of net cash used in operating activities for the nine months ended February 29, 2016 represents the effect of approximately $19.3 million net loss and increases in prepaid expenses and decrease in current liabilities, offset by non-cash expenses primarily related to the various components of interest expense, along with stock-based compensation.

Net cash used in investing activities during the nine months ended February 29, 2016 and February 28, 2015 was nominal.

Net cash provided by financing activities of approximately $28.7 million for the nine months ended February 29, 2016 included net proceeds of approximately $29.4 million from private equity offerings and net proceeds of approximately $94,000 from the exercise of warrants, offset by the repayment of short-term convertible notes and accrued interest of approximately $0.8 million.

As reported in the accompanying financial statements, for the nine months ended February 29, 2016 and February 28, 2015, the Company incurred net losses of approximately $19.2 million and $11.1 million, respectively. The Company has no activities that produced revenue in the periods presented and have sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of its equity securities and proceeds from the issuance of convertible notes. The Company intends to continue to finance its future operating activities and working capital needs largely from the sale of equity and perhaps debt securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to the Company’s stockholders and those securities may have rights senior to those of the Company’s common stock. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third–party funding arrangements could require the Company to relinquish valuable rights. The Company may require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms.

In connection with the Company’s four ongoing clinical trials, it has entered into separate Project Work Orders for each trial with its clinical research organization (“CRO”). In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the Company may incur financial penalties ranging from a low of $100,000 to a high of $400,000. In the remote circumstance that the Company would terminate all four clinical trials, the collective financial penalties may range from a low of $400,000 to a high of $1.2 million.

Under the Asset Purchase Agreement (the “Progenics Agreement”), dated July 25, 2012, which closed on October 16, 2012, between the Company and Progenics Pharmaceuticals, Inc. (“Progenics”), the Company acquired from Progenics its proprietary HIV viral-entry inhibitor drug candidate PRO 140 (“PRO 140”), a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and U.S. Food and Drug administration (“FDA”) regulatory filings. On October 16, 2012, the Company paid $3,500,000 in cash to Progenics to close the acquisition transaction. The Company is also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-U.S. equivalent, which was paid during the three months ended February 29, 2016; (ii) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by-country basis. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to the Company in the PRO 140 transaction, pursuant to which the Company must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial, which was paid during the three months ended February 29,2016; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount.

As more fully described in Note 6 herein above, the Company is obligated, pursuant to a license agreement (the “Lonza Agreement”) with a third-party licensor, Lonza Sales AG (“Lonza”), for the approximate one-time amount of $930,000 on June 30, 2016 in connection with the licensor’s “system-know how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. Ongoing annual license fees with the third-party licensor are approximately $450,000 payable in December of each year.

As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

The future trends of all expenses will be driven, in part, by the future outcomes of the clinical trials and their correlative effect on general and administrative expenses, especially FDA regulatory requirements, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company will require a significant amount of additional capital in the future to fulfill BLA requirements related to manufacturing PRO 140 for commercial use.

The Company has not generated revenue to date, and will not generate product revenue in the foreseeable future. The Company expects to continue to incur operating losses as it proceeds with clinical trials with respect to PRO 140 and continue to advance it through the product development and regulatory process. In addition to increasing research and development expenses, the Company expects general and administrative and manufacturing costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts.

The Company’s ability to continue as a going concern will be contingent upon its ability to raise additional capital to fund its operations. If the Company is unsuccessful in raising additional capital in the future, it may be required to cease its operations. See, in particular, Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015, as modified by Item 1A (Risk Factors) in this Form 10-Q.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of February 29, 2016, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 29, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2016 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management is attempting to develop a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 29, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended May 31, 2015, which was filed with the SEC on July 10, 2015, that could materially affect the Company’s business, financial condition or results of operations. There were no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended May 31, 2015, other than as provided below.

Certain agreements and related license agreements require the Company to make significant milestone, royalty, and other payments, which will require additional financing and, in the event the Company does commercialize PRO 140, decrease the revenues the Company may ultimately receive on sales. To the extent that such milestone, royalty and other payments are not timely made, the counterparties to such agreements in certain cases have repurchase and termination rights thereunder with respect to PRO 140.

Under the Progenics Agreement, the PDL License and the Lonza Agreement (each as defined herein), the Company must pay to Progenics and PDL significant milestone payments and royalties and to Lonza license fees for “system know-how” technology and royalties. In order to make the various milestone and license payments that are required, the Company will need to raise additional funds. In addition, the Company’s royalty obligations will reduce the economic benefits to the Company of any future sales if the Company receives regulatory approval to commercialize PRO 140. To the extent that such milestone payments and royalties are not timely made, under each their respective agreements, Progenics has certain repurchase rights relating to the assets sold to the Company, and PDL has certain termination rights relating to its license of PRO 140 to the Company. For more information, see the Progenics Agreement, the PDL License and the Lonza Agreement, each of which are filed, respectively, as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2012, Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013, filed with the SEC on August 29, 2013, and Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2015, as amended on August 19, 2015.

Although the Company has applied with the FDA for breakthrough therapy designation for PRO 140, for certain HIV-related treatments, such a designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that PRO 140 will receive marketing approval in the United States.

The Company applied with the FDA for breakthrough therapy designation for PRO 140, for certain HIV-related treatments. The FDA, in its comments to the Company recently requested additional trial data to support its request for such designation, as to which the Company is currently evaluating the benefits to conduct a small trial to provide the requested data. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the applicant can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may, in some cases, also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe PRO 140 meets the criteria for designation as a breakthrough therapy, the FDA may disagree. In any event, the receipt of a breakthrough therapy designation for PRO 140 may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even if PRO 140 does qualify as a breakthrough therapy, the FDA may later decide that PRO 140 no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The foregoing considerations could result in additional costs and/or delay in the potential realization of revenues from commercialization of PRO 140.

Although the Company has applied with the FDA for orphan drug designation for PRO 140, for certain GvHD-related treatments, the Company may not be able to obtain or maintain orphan drug designation or orphan drug exclusivity for PRO 140.

The Company applied with the FDA for designation of PRO 140 as an “orphan” drug, in connection with the Company’s Phase 2 trial for GvHD. Under the Orphan Drug Act, the FDA may designate a drug for relatively small patient populations as an “orphan” drug, if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.

Even if the Company obtains orphan drug designation for PRO 140, the Company may not be able to obtain orphan drug exclusivity for PRO 140. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if the Company obtains orphan drug exclusivity for PRO 140, that exclusivity may not effectively protect the product from competition, because FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

We expect to rely on third party manufacturers and will be dependent on their quality and effectiveness.

Our primary product candidate and potential drug candidates require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control unexpected events or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract manufacturers of biopharmaceutical drugs can encounter difficulties involving manufacturing processes, facilities, operations, production yields, quality control, compliance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good-manufacturing-practices regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our product candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and loss of potential revenues.

We may not be able to successfully manufacture our product candidates in sufficient quantities for late-stage clinical development, and scale-up manufacturing processes for commercial production, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct larger-scale or late-stage clinical trials we need to maintain sufficient product inventory. A failure to manufacture a product candidate in a timely manner or unexpected failure of product in inventory due to unacceptable test results may lead to significant delays in clinical development. For commercialization of any resulting product, if that candidate is approved for sale, we will need to manufacture it in larger quantities while preserving its quality. We may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during development, scale-up and validation of commercial manufacturing processes. If we are unable to successfully develop robust, commercial-scale processes to manufacture our product candidates in sufficient quality and quantity, the regulatory approval or commercial launch of such product candidates may be delayed, which could significantly harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1	Amendment No. 2 to Consulting Agreement, dated January 19, 2016, between CytoDyn Inc. and Denis R. Burger, Ph.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 22, 2016).

10.2	Form of Subscription Agreement (Private Placement) (incorporated by reference to Exhibit 10.39 to the Form S-1 filed February 3, 2016).

10.3	Form of Registration Rights Agreement (Private Placement) (incorporated by reference to Exhibit 10.40 to the Form S-1 filed February 3, 2016).

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: April 13, 2016	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 13, 2016	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 2 to Consulting Agreement, dated January 19, 2016, between CytoDyn Inc. and Denis R. Burger, Ph.D. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 22, 2016).

10.2	Form of Subscription Agreement (Private Placement) (incorporated by reference to Exhibit 10.39 to the Form S-1 filed February 3, 2016).

10.3	Form of Registration Rights Agreement (Private Placement) (incorporated by reference to Exhibit 10.40 to the Form S-1 filed February 3, 2016).

31.1	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.