Form 10-Q
period 2016-08-31
CytoDyn Inc.
filed 2016-10-12
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On September 30, 2016 there were 138,221,981 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	August 31, 2016	May 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$4,444,259	$9,641,776
Prepaid expenses	276,504	141,714
Prepaid clinical service fees	2,369,321	1,710,852

Total current assets	7,090,084	11,494,342
Furniture and equipment, net	22,946	24,550
Intangibles, net	2,179,739	2,267,239

Total Assets	$9,292,769	$13,786,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,914,513	$2,467,973
Accrued liabilities and salaries	58,125	242,708
Accrued license fee	66,800	870,000

Total current liabilities	3,039,438	3,580,681

Total Liabilities	3,039,438	3,580,681
Stockholders’ equity
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 95,100 shares issued and outstanding at August 31, 2016 and May 31, 2016, respectively	95	95
Common stock, $0.001 par value; 350,000,000 and 250,000,000 shares authorized, 124,883,821 and 123,335,634 issued and outstanding at August 31, 2016 and May 31, 2016, respectively	124,864	123,336
Additional paid-in capital	108,708,671	107,307,933
Accumulated (deficit)	(102,580,299)	(97,225,914)

Total stockholders’ equity	6,253,331	10,205,450

Total liabilities and stockholders’ equity	$9,292,769	$13,786,131

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Operating expenses:
General and administrative	$1,366,016	$856,660
Amortization and depreciation	92,584	90,191
Research and development	3,685,473	5,309,241
Legal fees	214,047	401,389

Total operating expenses	5,358,120	6,657,481

Operating loss	(5,358,120)	(6,657,481)
Interest income	3,735	358
Loss on extinguishment of convertible notes	—	(584,177)
Change in fair value of derivative liability	—	646,505
Interest expense:
Amortization of discount on convertible notes	—	(1,006,590)
Amortization of debt issuance costs	—	(350,339)
Amortization of discount on related party convertible notes	—	(94,344)
Inducement interest	—	(757,871)
Interest on notes payable	—	(91,076)

Total interest expense	—	(2,300,220)

Loss before income taxes	(5,354,385)	(8,895,015)
Provision for taxes on income	—	—

Net loss	$(5,354,385)	$(8,895,015)

Basic and diluted loss per share	$(0.04)	$(0.12)

Basic and diluted weighted average common shares outstanding	124,411,980	71,984,053

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,354,385)	$(8,895,015)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	92,584	90,191
Amortization of debt issuance costs	—	350,339
Amortization of discount on convertible notes	—	1,006,590
Amortization of discount on related party notes	—	94,344
Change in fair value of derivative liability	—	(646,505)
Loss on extinguishment of convertible notes	—	584,177
Interest expense associated with conversion and exercise inducement	—	757,871
Stock-based compensation	335,349	351,564
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(793,259)	232,716
(Decrease) increase in accounts payable and accrued expenses	(541,243)	824,875

Net cash used in operating activities	(6,260,954)	(5,248,853)

Cash flows from investing activities:
Furniture and equipment purchases	(3,480)	—

Net cash used in investing activities	(3,480)	—

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	729,500	8,014,241
Exercise of common stock warrants	397,880	—
Payment of offering costs	(60,463)	(983,101)

Net cash provided by financing activities	1,066,917	7,031,140

Net change in cash	(5,197,517)	1,782,287
Cash, beginning of period	9,641,776	1,050,060

Cash, end of period	$4,444,259	$2,832,347

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$—	$4,678,543

Common stock issued or to be issued for accrued interest payable	$—	$53,972

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2016

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2016 and 2015 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016, filed with the Securities and Exchange Commission on July 19, 2016. Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2016 and August 31, 2015, (b) the financial position at August 31, 2016 and (c) cash flows for the three month periods ended August 31, 2016 and August 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AGTI and CVM, both of which are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ equity, net loss or earnings per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $5,354,385 for the three months ended August 31, 2016 and has an accumulated deficit of $102,580,299 as of August 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidates, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidates, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to these product candidates, and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance our future development activities and our working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at August 31, 2016 and May 31, 2016 approximated $4.2 million and $9.4 million, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three months ended August 31, 2016 and 2015. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

Research and Development

Research and development costs are expensed as incurred. Clinical trial costs incurred through third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development collaboration arrangements or other contractual agreements, the milestone payment obligations are expensed when the milestone conditions are probable and the amount of payment is reasonably estimable.

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of August 31, 2016 and May 31, 2016 the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

Fair Value of Financial Instruments

At August 31, 2016 and May 31, 2016 the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Stock-Based Compensation

U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period) or when designated milestones have been achieved.

The Company accounts for stock-based awards established by the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions including stock price volatility, expected term and risk-free interest rates, as of the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock-based award. The expected volatility is based on the historical volatility of the Company’s common stock on monthly intervals. The computation of the expected option term is based on the “simplified method,” as the Company issuances are considered “plain vanilla” options. For stock-based awards with defined vesting, the Company recognizes compensation expense over the requisite service period or when designated milestones have been achieved. The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested forfeitures at 0% for all periods presented.

Common Stock

On March 18, 2016, at a special meeting of stockholders, a proposal was approved to increase the total number of authorized shares of common stock of the Company from 200,000,000 to 250,000,000. Subsequently, on August 24, 2016, at the Annual Meeting of Stockholders, a proposal was approved to increase the total number of authorized shares of common stock from 250,000,000 to 350,000,000.

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of August 31, 2016, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 95,100 shares are outstanding. The remaining preferred shares authorized have no specified rights.

Debt Issuance Costs

During the year ended May 31, 2015, the Company incurred direct costs associated with the issuance of short-term convertible notes, as described in Note 4, and recorded approximately $709,000 of debt issuance costs and approximately $ -0- and $350,000 of related amortization for the three months ended August 31, 2016 and 2015, respectively.

Offering Costs

During the three months ended August 31, 2016 and August 31, 2015, the Company incurred approximately $61,000 and $1.0 million in direct incremental costs associated with the sale of the equity securities, as described in Note 10. The offering costs were recorded as a component of equity when the proceeds were received.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 62,588,165 and 40,003,836 shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the three months ended August 31, 2016 and August 31, 2015, respectively. Additionally, as of August 31, 2016, shares of Series B convertible preferred stock in the aggregate of 95,100 shares can potentially convert into 951,000 shares of common stock.

Income Taxes

Deferred taxes are provided on the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Future tax benefits for net operating loss carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Note 3 – Recent Accounting Pronouncements

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

Note 4 – Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 95,100 shares remain outstanding at August 31, 2016. Each share of the Series B is convertible into ten shares of the Company’s $0.001 par common stock including any accrued dividends, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

2013 Convertible Notes

During the year ended May 31, 2013, the Company issued $6,588,250 in aggregate original principal amount of unsecured convertible notes (the “2013 Convertible Notes”) to investors for cash. Each outstanding 2013 Convertible Note is convertible at the election of the holder at any time into common shares at a fixed conversion price. At issuance, total principal of $6,208,250 was convertible at $0.75 per share, and $380,000 was convertible at $0.65 per share. The 2013 Convertible Notes were payable in full between November 30, 2013 and March 6, 2016, and bore interest at rates ranging from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. At August 31, 2016 and May 31, 2016, there were no convertible notes outstanding.

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the 2013 Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the 2013 Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a debt discount to the 2013 Convertible Notes, with a corresponding increase to additional paid-in capital. The debt discount is amortized over the life of the 2013 Convertible Notes. During the three months ended August 31, 2016 and 2015, the Company recognized approximately $ -0- and $4,100, respectively, as interest expense related to amortization of the debt discount. The unamortized discount was fully amortized upon any conversion of the 2013 Convertible Notes before maturity. Activity related to the 2013 Convertible Notes for the three months ended August 31, 2016 and fiscal year ended May 31, 2016 was as follows:

	August 31, 2016	May 31, 2016
Face amount of Notes	$—	$50,000

Unamortized discount	—	—
Conversions	—	(50,000)

Total carrying value of Notes	$—	$—

AVCP Convertible Notes

During the year ended May 31, 2015, the Company issued a three-month unsecured convertible promissory note (the “AVCP Bridge Note” and together with the AVCP Two-Year Note, the “AVCP Convertible Notes”) in the aggregate principal amount of $1,500,000 to Alpha Venture Capital Partners, L.P. (“AVCP”), an affiliate of one of the Company’s directors. As described in greater detail below, the AVCP Bridge Note, along with the AVCP Two-Year Note, were subsequently converted in a transaction occurring during the year ended May 31, 2016. The principal amount of the AVCP Bridge Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The AVCP Bridge Note bore simple interest of 1.2% per month, payable at maturity on May 5, 2015, and monthly thereafter, upon the Company’s election to exercise a one-time option to extend the maturity by an additional three months, which the Company exercised on April 1, 2015 (extending the maturity date to August 5, 2015). Prepayment was permitted without penalty subject to the Company’s obligation to pay at least three months’ interest on the principal amount. The conversion price was subject to (i) adjustment for stock splits and similar corporate events and (ii) reduction to a price per share that is 10% below the lowest sale price that is below $.9444 per share, for shares of common stock sold or deemed sold in future securities offerings, including sales to AVCP and its designees subject to certain exempt transactions. Without AVCP’s prior written consent, the Company was not permitted to incur additional indebtedness for borrowed money, other than up to an additional $6.0 million in convertible promissory notes that may be issued to AVCP or related parties, unless such indebtedness was subordinated in right of payment to the Company’s obligations under the AVCP Bridge Note and any additional notes issued to AVCP or related parties.

During the year ended May 31, 2015, the Company issued an additional two-year term unsecured convertible promissory note (the “AVCP Two-Year Note”) in the aggregate principal amount of $2,000,000 to AVCP, an affiliate of one of the Company’s directors as described under Note 9 below. As described in greater detail below, along with the AVCP Bridge Note, the AVCP Two-Year Note has subsequently been converted in a transaction occurring during the year ended May 31, 2016. The AVCP Two-Year Note bore simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Two-Year Note was due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. Prepayment was permitted without penalty. The AVCP Two-Year Note included events of default for nonpayment of principal or interest when due or other breaches of the AVCP Two-Year Note, as well as for breach of any term of the AVCP Two-Year Note and related warrant agreement. The principal amount of the AVCP Two-Year Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price was subject to adjustment on the same terms, and contained similar consent rights to the issuance of additional indebtedness, as the AVCP Bridge Note above.

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

The Company accounted for the AVCP Convertible Notes and related warrants, fully described below, as a financing transaction, wherein proceeds were allocated to the financial instruments issued. Prior to making the accounting allocation, the AVCP Convertible Notes and warrants were evaluated for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and ASC 815. The debt discounts associated with the notes were amortized over the term of the notes and the Company recognized approximately $ -0- and $94,000 in non-cash amortization expense for the three months ended August 31, 2016 and August 31, 2015, respectively.

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

On June 23, 2015, the Company, Alpha Venture Capital Management, LLC and AVCP entered into a Debt Conversion and Termination Agreement pursuant to which (i) AVCP agreed to convert the $3,535,627 in aggregate indebtedness as of June 23, 2015 under the AVCP Convertible Notes in exchange for 5,237,966 shares of the Company’s common stock; (ii) subject to the conversion of the two AVCP Convertible Notes, the Company agreed to issue AVCP an additional five-year warrant covering 1,000,000 shares of common stock at an exercise price of $0.675 per share and (iii) subject to the AVCP’s receipt of the common shares and warrant, the parties agreed to (a) terminate the subscription agreements; and (b) release and discharge each other party from all claims and obligations arising under the two AVCP Convertible Notes and subscription agreements. As a result of the debt conversion, during the three months ended August 31, 2015, the Company recognized a loss on extinguishment of the AVCP Convertible Notes of approximately $584,000, a non-cash gain on the change in the fair value of the derivative liability of approximately $647,000 and non-cash inducement interest expense of approximately $758,000 arising from the aforementioned warrant.

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

The Company utilized the following weighted-average assumptions to value the above investor warrants:

2015
Expected dividend yield	0%
Stock price volatility	88.79%
Expected term	5 years
Risk-free interest rate	1.46% - 1.58%
Grant-date fair value	$0.52 - $0.76

Additionally, at the commitment date, the Company determined that the conversion feature related to the Short-Term Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Short-Term Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discounts to the Short-Term Convertible Notes, and a corresponding increase to additional paid-in capital. The debt discounts are amortized over the life of the Short-Term Convertible Notes. The Company recognized approximately $ -0- and $1,007,000 as interest expense related to the amortization of the debt during the three months ended August 31, 2016 and 2015, respectively. There were no Short-Term Convertible Notes outstanding at May 31, 2016. The unamortized discounts were fully amortized upon any conversion of the Short-Term Convertible Notes before maturity.

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

Activity related to the Short-Term Convertible Notes for the three months ended August 31, 2016, and fiscal year ended May 31, 2016 was as follows:

	August 31, 2016	May 31, 2016
Face amount of Notes	$—	$3,981,050
Unamortized discounts	—	—
Tender offer conversions	—	(2,693,800)
Conversions	—	(525,000)
Payments upon maturity	—	(762,250)

Total carrying value of Notes	$—	$—

Note 5 – Derivative Liability:

The following tables summarize the fair value of the derivative liability and linked common shares as of the derivative liability inception dates (September 26, 2014 and February 6, 2015) and fiscal year end May 31, 2016:

	September 26, 2014	February 6, 2015	May 31, 2015	May 31, 2016
Total derivative liability	$767,038	$403,266	$2,008,907	$—

Shares indexed to derivative liability	2,000,000	1,500,000	5,185,185	—

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the three months ended August 31, 2015, the Company recognized a non-cash gain of approximately $647,000, due to the change in derivative liability related to the embedded derivative in the AVCP Notes.

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

Significant inputs and assumptions used in the Binomial Lattice Model for the derivative liability are as follows:

	September 26, 2014	February 6, 2015	May 31, 2015	June 23, 2015
Quoted market price on valuation date	$0.79	$0.96	$0.99	$0.90
Contractual conversion rate	$1.00	$1.00	$1.00	$1.00
Adjusted conversion price (a)	$0.9759	$1.0000	$0.675	$0.675
Contractual term to maturity (years)	2.00	0.49	0.18-1.33	0.12
Expected volatility	123%	124%	90%-114%	48%
Contractual interest rate	5%	2%	1.5%-5.0%	1.2%
Risk-free rate	0.59%	0.045%	0.041% - 0.48%	0.001%
Risk adjusted rate	2.69%	2.78%	2.80%	2.80%
Probability of event of default	5.00%	5.00%	5.00%	5.00%

(a)	The adjusted conversion price input used in the Binomial Lattice Model considers both (i) the reduction of the conversion price to $0.675 on April 30, 2015, as result of a private placement offering in which Common Stock was sold for a weighted average price of $0.75 and (ii) potential adjustment to the stated conversion price due to a future dilutive issuance. This input was calculated using a probability-weighted approach which considered the likelihood of various scenarios occurring including (i) potential success or failure of various phases for PRO 140, (ii) the probability the Company will enter into a future financing and (iii) and the potential price of a future financing.

The fair value of the derivative liability is significantly influenced by the Company’s trading market price, stock price volatility, changes in interest, assumptions regarding the adjusted conversion price and early redemption or conversion of the AVCP Notes.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at August 31, 2016, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. As of August 31, 2016, the Company had 650,930 shares available for future stock-based grants under the 2012 Plan.

Stock Options

During the three months ended August 31, 2016, the Company granted annual stock option awards to directors to purchase a total of 300,000 shares of common stock to directors with an exercise price of $1.09 per share. These option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these options was $0.78 per share.

During the three months ended August 31, 2016, the Company granted options, covering an aggregate of 1,050,000 shares of common stock, to executive management and employees with exercise prices of $1.09 and $1.10 per share. The options vest annually over three years, have a ten-year term and grant date fair values of $0.75 and $0.76 per share, respectively.

Warrants

During the three months ended August 31, 2016, in connection with private equity offerings, as fully described in Note 10, the Company issued common stock warrants, covering 182,375 shares of common stock to investors. The warrants have a five-year term and an exercise price of $1.35 per share. During the three months ended August 31, 2016, holders of warrants covering 774,097 shares of common stock exercised the right to purchase such shares at either $0.50 or $0.75 per share and the Company received proceeds of approximately $398,000. Additionally, warrants covering 122,362 shares with an exercise price of $0.75 per share were exercised pursuant to a cashless exercise provision.

Compensation expense related to stock options and warrants was approximately $335,000 and $352,000 for the three months ended August 31, 2016 and August 31, 2015, respectively. The grant date fair value of options and warrants vested during the three month periods ended August 31, 2016 and August 31, 2015 was approximately $252,000 and $337,000, respectively. As of August 31, 2016, there was approximately $1,404,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.87 years.

The following table represents stock option and warrant activity as of and for the three-months ended August 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2016	63,307,150	$0.83	3.20	$9,863,492
Granted	1,532,375	1.12	—	—
Exercised	(896,459)	0.55	—	—
Forfeited/expired/cancelled	(1,354,901)	1.67	—	—

Options and warrants outstanding – August 31, 2016	62,588,165	0.83	3.73	14,738,579

Outstanding exercisable – August 31, 2016	59,097,832	$0.82	3.47	$14,427,145

Note 7 – Acquisition of Patents

As discussed in Note 8 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of August 31, 2016, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible assets activity:

	August 31, 2016	May 31, 2016
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,356,250)	(1,268,750)

Total amortizable intangible assets, net	2,143,750	2,231,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,179,739	$2,267,239

Amortization expense related to patents was approximately $87,500 for the three months ended August 31, 2016 and 2015. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 8 – License Agreements

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

Note 9 – Commitment and Contingencies

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

The Company has entered into project work orders for each of its clinical trials with its clinical research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company has paid approximately $3.0 million towards execution fees for direct services costs. The fees are reflected as a current asset and have an unamortized balance of approximately $2.4 million at August 31, 2016. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.4 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.6 million.

Note 10 – Private Securities Offering

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

During the three months ended August 31, 2016, the Company conducted a private equity offering (the “Offering”), in which accredited investors purchased unregistered common stock at $1.00 per share with warrant coverage of 25%, based on the number of shares of common stock purchased. Pursuant to the Offering, the Company sold a total of 729,500 shares of common stock, $0.001 par value, for aggregate gross proceeds of $729,500 and issued to the investors five-year warrants covering 182,375 shares of common stock with an exercise price of $1.35 per share.

Note 11 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three months ended August 31, 2016 and 2015, the Company incurred an expense of approximately $8,800 and $5,700, respectively, for qualified non-elective contributions.

Note 12 – Related Party Transactions

On January 19, 2016, the Company entered into an amendment to its existing Consulting Agreement with Denis R. Burger, Ph.D., dated February 21, 2014, as previously amended November 3, 2014 (the “Consulting Agreement”). The Amendment names Dr. Burger, who is currently a member of the Board of Directors, to the non-executive position of Chief Science Officer and increases Dr. Burger’s advisory responsibilities in that capacity. The Amendment also increases the compensation payable to Dr. Burger under the Consulting Agreement to $20,000 per month, which is in addition to any fees that Dr. Burger currently earns as a director. The Amendment was approved by the Audit Committee of the Board of Directors.

On May 10, 2016, Jordan G. Naydenov, a director with the Company, participated in the private equity offerings, as fully described in Note 9 above. Mr. Naydenov invested $1 million and received 1 million shares of common stock and a warrant covering 250,000 shares of common stock at an exercise price of $1.35. The terms and conditions of Mr. Naydenov’s investment were identical to those offered to all other investors in the offering.

The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves all related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 13 – Subsequent Events

On September 12, 2016, the Company entered into Securities Purchase Agreements with certain institutional investors for the sale of 13,333,334 shares of $0.001 par value common stock at a purchase price of $0.75 per share in a registered direct offering pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 6,666,667 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the offering of approximately $9 million after placement fees of 8% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 1,066,667 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this filing, we make forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, regulatory initiatives and compliance with governmental regulations, the ability to raise additional capital, the results of clinical trials for our drug candidates, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy. As previously disclosed, there were 11 trial participants in the extension study who successfully passed 29 weeks of therapy and were not discontinued. Currently, 10 out of those 11 trial participants are approaching two years of suppressed viral load, with PRO 140 as a single agent therapy. This extension study remains ongoing.

Phase 3 Trial for HIV, as Combination Therapy. A pivotal 25-week trial for PRO 140 as a combination therapy to existing HAART drug regimens originally designed for 300 patients. One patient has completed this trial and has transitioned to a compassionate use (roll-over) protocol, as requested by the treating physician to enable the patient to continue with a suppressed viral load. Previously, the FDA agreed to reduce the number of patients in this study from 300 to 150 patients. Most recently, the FDA agreed to additional protocol modifications, including a further reduction in patients for this trial from 150 to 30 patients and lowered the primary endpoint for viral load reduction from a viral load of 0.7log to viral load of 0.5log. Based upon these new protocol modifications, management will revise and update its total cost estimate of this trial, which is expected to be significantly lower than the original estimated range of $12 million to $14 million.

Investigative Trial for HIV, as Long-term Monotherapy. A strategic trial including 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the number of patients who can maintain suppressed viral load under a PRO 140 monotherapy replacing their HAART regimen for 48 weeks. The secondary endpoint is the number of weeks a patient is off of their ART regimen. Enrollment of first patient is expected to occur within the fourth quarter of calendar 2016 and is expected to accelerate, as experienced in the previous Phase 2b monotherapy trial. Management estimates the total cost of this trial to range from $15 million to $17 million.

Phase 2 Trial for Graft versus Host Disease. This Phase 2, randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients is designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient is expected in the fourth quarter of calendar 2016. Management estimates the cost of this trial to be approximately $3.5 million to $4 million.

Results of Operations for the three months ended August 31, 2016 and 2015 are as follows:

For the three months ended August 31, 2016 and August 31, 2015, we had no activities that produced revenues from operations.

For the three months ended August 31, 2016, we incurred a net loss of approximately $5.4 million, as compared to a net loss of approximately $8.9 million for the corresponding period in 2015. The reduction in net loss of approximately $3.5 million, related primarily to a reduction in operating expenses of approximately $1.3 million, as described below, and also to a reduction in interest expense of approximately $2.3 million.

For the three months ended August 31, 2016 and August 31, 2015, operating expenses totaled approximately $5.4 million and $6.7 million, respectively, consisting primarily of research and development, stock based compensation, salaries and benefits, professional fees, legal fees, amortization and depreciation and various other operating expenses. The reduction in operating expenses of approximately $1.3 million reflected lower research and development of approximately $1.6 million, coupled with reduced legal fees of approximately $0.2 million. General and administrative expenses for the three months ended August 31, 2016 increased approximately $0.5 million over the comparable period a year ago due to higher salaries owing, in part, to increased number of employees and increased expenses for certain professional fees and corporate insurance coverages. We expect our research and development expenses to begin to trend higher again, as we continue our self-sponsored and funded Phase 3 trials with our drug candidate PRO 140, and we continue with activities related to manufacturing cGMP PRO 140 material for future use. Our ability to continue to fund our operating expenses will depend on our ability to raise additional capital. Stock-based compensation may also increase, as we continue to compensate consultants, directors, and employees with stock options and warrants.

For the three months ended August 31, 2016 we did not incur any interest expense, as compared to $2.3 of primarily non-cash interest expense incurred in the comparable quarter of 2015, as all outstanding debt was converted or repaid during the year ended May 31, 2016. The Company continues to evaluate the need for additional financing as described under the heading “Liquidity and Capital Resources” below.

The future trends in all of our expenses will be driven, in part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, especially FDA regulatory requirements, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. Our ability to continue to fund operations will continue to depend on its ability to raise additional capital. See, in particular, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2016.

Liquidity and Capital Resources

The Company’s cash position for the three months ended August 31, 2016 decreased approximately $5.2 million to approximately $4.4 million as compared to a balance of approximately $9.6 million as of May 31, 2016. The net decrease in cash for the three months ended August 31, 2016 was attributable to cash used in operating activities, offset in part by the private equity proceeds of approximately $0.7 million and proceeds from warrant exercises of approximately $0.4 million.

As of August 31, 2016, the Company had positive working capital of approximately $4.1 million compared to positive working capital of approximately $7.9 million at May 31, 2016, a decrease of approximately $3.8 million attributable primarily to cash used in operations.

Net cash used in operating activities totaled approximately $6.3 million during the three months ended August 31, 2016, which reflects an increase of approximately $1 million of net cash used in operating activities for the three months ended August 31, 2015. The increase in net cash used in operating activities was primarily attributable to the effect on working capital owing to a comparable increase in certain prepaid expenses of approximately $0.8 million, coupled with a reduction in accrued liabilities of approximately $1.5 million, offset in part by a lower net loss.

Net cash used in investing totaled approximately $3,500 during the three months ended August 31, 2016, compared to no investing activities in the comparable quarter a year ago.

Cash flows provided by financing activities of approximately $1.1 million during the three months ended August 31, 2016 arose from private placements of common stock in the aggregate of approximately $0.7 million and proceeds of approximately $0.4 million from the exercise of warrants. This is a reduction of approximately $6 million from the comparable quarter a year ago, which included net proceeds of approximately $7 million from a private placement of equity securities.

As reported in the accompanying financial statements, for the three months ended August 31, 2016 and August 31, 2015, the Company incurred net losses of approximately $5.4 million and $8.9 million, respectively. The Company has no activities that produced revenue in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company may require additional capital beyond our currently anticipated needs. Additional capital, if available, may not be available on reasonable terms. Please refer to the risk factors under Item 1.A. to the Company’s Annual Report on Form 10-K.

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

On August 26, 2016, the Company filed a registration statement on Form S-3 universal shelf registration statement covering $100 million of securities. On September 9, 2016, the registration statement was declared effective and on September 15, 2016, the Company closed on a $10 million registered direct offering of its common stock pursuant to the registration statement.

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

As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore are not currently accruable.

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

Disclosure Controls and Procedures

As of August 31, 2016, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2016, as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although management continues to implement controls and procedures surrounding cash disbursements, internal financial accounting, including detailed internal financial reporting compared to regular financial projections, multiple-cross reconciliations covering all equity transactions and engaging a full service provider of information technology support services, a limited number of material weaknesses remain. Accordingly, with the assistance of a third party expert engaged during the quarter, management has initiated a detailed best-practices risk assessment of all general ledger accounts in its financial accounting system and is proceeding to document and map the related internal controls for each account. This will be followed by third party testing of the effectiveness of the internal control framework, which will commence during the second fiscal quarter ending November 30, 2016. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended August 31, 2016 in accordance with U.S. GAAP.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

Although changes in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2016, management believes that such changes did not materially affect, or are not reasonably likely to materially affect, the Company’s internal control over financial reporting. Notwithstanding the foregoing, the Company recently engaged an independent third party with the relevant expertise to assist management with the development and implementation of a plan to remediate the remaining material weaknesses in internal controls over financial reporting, with the goal of attempting to fully mitigate all material weaknesses by the end of the May 31, 2017 fiscal year.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in our Annual Report on Form 10-K filed with the SEC on July 19, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2016, the Company conducted private equity offerings (the “Equity Offerings”), in which accredited investors purchased unregistered common stock at $1.00 per share with warrant coverage of 25%, based on the number of shares of common stock purchased. Pursuant to the Equity Offerings, the Company sold a total of 729,500 shares of common stock, $0.001 par value, for aggregate gross proceeds of $729,500 and issued to the investors five-year warrants covering 182,375 shares of common stock with an exercise price of $1.35 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

3.1	Certificate of Amendment to Certificate of Incorporation of CytoDyn Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2016).

10.1*	Form of Subscription Agreement.

31.1*	Rule 13a-14(a) Certification by CEO of Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: October 12, 2016	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: October 12, 2016	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

3.1	Certificate of Amendment to Certificate of Incorporation of CytoDyn Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2016).

10.1*	Form of Subscription Agreement.

31.1 *	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.