Form 10-Q
period 2017-02-28
CytoDyn Inc.
filed 2017-04-13
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

On March 31, 2017 there were 149,468,244 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	February 28, 2017	May 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$7,795,806	$9,641,776
Prepaid expenses	221,830	141,714
Prepaid service fees	4,716,418	1,710,852

Total current assets	12,734,054	11,494,342
Furniture and equipment, net	18,783	24,550
Intangibles, net	2,004,739	2,267,239

Total assets	$14,757,576	$13,786,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,233,522	$2,467,973
Accrued liabilities and salaries	57,896	242,708
Accrued license fee	66,800	870,000

Total current liabilities	5,358,218	3,580,681

Long-term liabilities:
Derivative liability	3,982,400	—

Total long-term liabilities	3,982,400	—

Total liabilities	9,340,618	3,580,681

Commitments and Contingencies	—	—

Stockholders’ equity
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 and 95,100 shares issued and outstanding at February 28, 2017 and May 31, 2016, respectively.	92	95
Common stock, $0.001 par value; 350,000,000 and 250,000,000 shares authorized, 149,468,244 and 123,335,634 issued and outstanding at February 28, 2017 and May 31, 2016, respectively	149,468	123,336
Additional paid-in capital	121,427,465	107,307,933
Accumulated (deficit)	(116,160,067)	(97,225,914)

Total stockholders’ equity	5,416,958	10,205,450

Total liabilities and stockholders’ equity	$14,757,576	$13,786,131

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Operating expenses:
General and administrative	$1,391,463	$2,217,795	$4,651,451	$4,618,363
Research and development	6,534,423	2,741,051	14,603,532	9,711,360
Amortization and depreciation	91,031	90,191	276,171	270,573

Total operating expenses	8,016,917	5,049,037	19,531,154	14,600,296

Operating loss	(8,016,917)	(5,049,037)	(19,531,154)	(14,600,296)
Interest income	3,588	2,202	12,971	2,771
Loss on extinguishment of convertible notes	—	—	—	(584,177)
Change in fair value of derivative liability	(26,666)	—	1,196,800	646,505
Interest expense:
Amortization of discount on convertible notes	—	—	—	(1,791,967)
Amortization of debt issuance costs	—	—	—	(604,625)
Amortization of discount on related party convertible notes	—	—	—	(94,344)
Interest related to derivative liability	—	—	(540,333)	—
Interest related to warrant extensions	(72,437)	—	(72,437)	—
Inducement interest	—	—	—	(2,061,600)
Interest on notes payable	—	—	—	(118,709)

Total interest expense	(72,437)	—	(612,770)	(4,671,245)

Loss before income taxes	(8,112,432)	(5,046,835)	(18,934,153)	(19,206,442)
Provision for taxes on income	—	—	—	—

Net loss	$(8,112,432)	$(5,046,835)	$(18,934,153)	$(19,206,442)

Basic and diluted loss per share	$(0.06)	$(0.05)	$(0.14)	$(0.22)

Basic and diluted weighted average common shares outstanding	142,175,678	104,844,162	134,138,391	86,916,655

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss	$(18,934,153)	$(19,206,442)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	276,171	270,573
Amortization of debt issuance costs	—	604,625
Amortization of discount on convertible notes	—	2,121,491
Amortization of discount on related party notes	—	94,344
Interest expense associated with derivative liability	540,333	—
Change in fair value of derivative liability	(1,196,800)	(646,505)
Loss on extinguishment of convertible notes	—	584,177
Interest expense associated with debt conversion and exercise inducement	—	757,611
Interest expense associated with extension of warrant expirations	72,437	866,713
Stock-based compensation	984,772	1,546,383
Changes in current assets and liabilities:
(Increase)decrease in prepaid expenses	(3,085,682)	(1,024,967)
(Decrease)increase in accounts payable and accrued expenses	1,777,535	(5,540,840)

Net cash used in operating activities	(19,565,387)	(19,572,837)

Cash flows from investing activities:
Furniture and equipment purchases	(7,904)	—

Net cash used in investing activities	(7,904)	—

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	19,133,755	33,268,466
Proceeds from warrant exercises	397,880	94,283
Payment of principal and interest on convertible notes payable	—	(789,140)
Payment of offering costs	(1,804,314)	(3,848,664)

Net cash provided by financing activities	17,727,321	28,724,945

Net change in cash	(1,845,970)	9,152,108
Cash, beginning of period	9,641,776	1,050,060

Cash, end of period	$7,795,806	$10,202,168

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$26,890

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$—	$7,947,342

Common stock issued or to be issued for accrued interest payable	$—	$143,479

Derivative liability associated with warrants	$5,179,200	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2017

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

The Company has developed a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and graft versus host disease.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2016 and 2015 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016, filed with the Securities and Exchange Commission on July 19, 2016. Operating results for the three and nine months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine-month periods ended February 28, 2017 and February 29, 2016, (b) the financial position at February 28, 2017 and (c) cash flows for the nine-month periods ended February 28, 2017 and February 29, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AGTI and CVM, both of which are dormant entities. All intercompany transactions and balances, if any, are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ equity, net loss or loss per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $18,934,153 for the nine months ended February 28, 2017 and had an accumulated deficit of $116,160,067 as of February 28, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its lead product candidate, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the lead product candidates, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to the lead product candidate, and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at February 28, 2017 and May 31, 2016 approximated $7.5 million and $9.4 million, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three and nine months ended February 28, 2017 and February 29, 2016. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for commercial use by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application (“BLA”), that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of February 28, 2017 and May 31, 2016, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

Fair Value of Financial Instruments

At February 28, 2017 and May 31, 2016, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of February 28, 2017 and May 31, 2016 is as follows:

	Fair Value Measurement at February 28, 2017 (1)		Fair Value Measurement at May 31, 2016
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$3,982,400	$3,982,400	$—	$—

Total liability	$3,982,400	$3,982,400	$—	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 28, 2017, and May 31, 2016.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended February 28, 2017 and the year ended May 31, 2016:

Balance at May 31, 2015	$2,008,907
Note conversion June 24, 2015	(521,133)
Note conversion June 24, 2015	(841,269)
Fair value adjustments	(646,505)

Balance at May 31, 2016	$—

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(1,196,800)

Balance at February 28, 2017	$3,982,400

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

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of February 28, 2017, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 92,100 shares were outstanding. The remaining preferred shares authorized have no specified rights.

Debt Issuance Costs

During the year ended May 31, 2015, the Company incurred direct costs associated with the issuance of short-term convertible notes, as described in Note 4, and recorded approximately $708,000 of debt issuance costs and approximately $-0- and $605,000 of related amortization for the three and nine months ended February 29, 2016. There were no debt issuance costs during 2017.

Offering Costs

During the nine months ended February 28, 2017 and the year ended May 31, 2016, the Company incurred approximately $1.8 and $3.9 million in direct incremental costs associated with the sale of the equity securities, as described in Note 10 and 11. The offering costs were recorded as a component of equity when the proceeds were received.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 77,509,269 and 62,736,584 shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the nine months ended February 28, 2017 and February 29, 2016, respectively. Additionally, as of February 28, 2017, shares of Series B convertible preferred stock in the aggregate of 92,100 shares can potentially convert into 921,000 shares of common stock.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application was permitted for reporting periods where financial statements have not yet been made available for issuance. The ASU requires different transition methods and disclosures based on the type of amendment included in the ASU. Management is currently assessing the impact the adoption of ASU 2016-09 will have on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our Consolidated Financial Statements.

Note 4 – Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at February 28, 2017. Each share of the Series B is convertible into ten shares of the Company’s $0.001 par common stock including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available and are payable only upon conversion of the Series B in cash or shares of common stock at the Company’s option. The Series B holders have no voting rights.

During the three months ended February 28, 2017, a holder of Series B elected to convert 3,000 shares into common stock. The Company issued 40,602 shares of $0.001 par value common stock, which included accrued and unpaid dividends of approximately $5,300.

2013 Convertible Notes

During the year ended May 31, 2013, the Company issued $6,588,250 in aggregate original principal amount of unsecured convertible notes (the “2013 Convertible Notes”) to investors for cash. Each outstanding 2013 Convertible Note was convertible at the election of the holder at any time into common shares at a fixed conversion price. At issuance, total principal of $6,208,250 was convertible at

$0.75 per share, and $380,000 was convertible at $0.65 per share. The 2013 Convertible Notes were payable in full between November 30, 2013 and March 6, 2016, and bore interest at rates ranging from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. At February 28, 2017 and May 31, 2016, there were no convertible notes outstanding.

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the 2013 Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the 2013 Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a debt discount to the 2013 Convertible Notes, with a corresponding increase to additional paid-in capital. The debt discount was amortized over the life of the 2013 Convertible Notes. During the nine months ended February 28, 2017 and February 29, 2016, the Company recognized approximately $ -0- and $7,000, respectively, as interest expense related to amortization of the debt discount. The unamortized discount was fully amortized upon any conversion of the 2013 Convertible Notes before maturity. Activity related to the 2013 Convertible Notes for the nine months ended February 28, 2017 and fiscal year ended May 31, 2016 was as follows:

	February 28, 2017	May 31, 2016
Face amount of Notes	$—	$50,000

Unamortized discount	—	—
Conversions	—	(50,000)

Total carrying value of Notes	$—	$—

During the fiscal year ended May 31, 2016, the board approved a one-year extension of expiration dates on the aforementioned detachable common stock warrants which had an original term of two years, covering approximately 6.3 million shares of common stock, with an exercise price of $1.00 per share. The then-current expiration dates ranged from October 2015 through January 2016 and were extended to October 2016 through January 2017. The extensions were effective beginning October 1, 2016 upon the receipt of certain executed documentation from the warrantholders. Pursuant to U.S. GAAP, the Company recognized non-cash interest expense of approximately $866,700 in connection with this extension, which represented the incremental increase in the fair value of the modified warrants. As fully disclosed in Note 6 below, these warrants were granted an additional and final extension with all extended expirations dates being May 31, 2017.

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

The Company accounted for the AVCP Convertible Notes and related warrants, fully described below, as a financing transaction, wherein proceeds were allocated to the financial instruments issued. Prior to making the accounting allocation, the AVCP Convertible Notes and warrants were evaluated for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and ASC 815. The debt discounts associated with the notes were amortized over the term of the notes and the Company recognized approximately $ -0- and $94,000 in non-cash amortization expense for the nine months ended February 28, 2017 and February 29, 2016, respectively.

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

On June 23, 2015, the Company, Alpha Venture Capital Management, LLC and AVCP entered into a Debt Conversion and Termination Agreement pursuant to which (i) AVCP agreed to convert the $3,535,627 in aggregate indebtedness as of June 23, 2015 under the AVCP Convertible Notes in exchange for 5,237,966 shares of the Company’s common stock; (ii) subject to the conversion of the two AVCP Convertible Notes, the Company agreed to issue AVCP an additional five-year warrant covering 1,000,000 shares of common stock at an exercise price of $0.675 per share and (iii) subject to the AVCP’s receipt of the common shares and warrant, the parties agreed to (a) terminate the subscription agreements; and (b) release and discharge each other party from all claims and obligations arising under the two AVCP Convertible Notes and subscription agreements. As a result of the debt conversion, during the nine months ended February 29, 2016, the Company recognized a loss on extinguishment of the AVCP Convertible Notes of approximately $584,000, a non-cash gain on the change in the fair value of the derivative liability of approximately $647,000 and non-cash inducement interest expense of approximately $758,000 arising from the aforementioned warrant.

		Year Ended May 31, 2016
	May 31, 2015	Debt Discount	Fair Value	Conversion	May 31, 2016
AVCP Convertible notes payable	$2,637,618	$94,344	$—	$(2,731,962)	$—
Compound embedded derivative	2,008,907	—	(646,505)	(1,362,402)	—
Warrants (equity allocation)	215,732	—	—	—	—
Accrued interest on notes payable	—	—	—	(35,627)	—
Fair Value of Common Stock Issued	—	—	—	4,714,168	—
Loss on Conversion	—	—	—	(584,177)	—

	$4,862,257	$94,344	$(646,505)	$—	$—

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the Short-Term Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Short-Term Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discounts to the Short-Term Convertible Notes, and a corresponding increase to additional paid-in capital. The debt discounts were amortized over the life of the Short-Term Convertible Notes. The Company recognized approximately $ -0- and $1,784,000 as interest expense related to the amortization of the debt during the nine months ended February 28, 2017 and February 29, 2016, respectively. There were no Short-Term Convertible Notes outstanding at May 31, 2016. The unamortized discounts were fully amortized upon any conversion of the Short-Term Convertible Notes before maturity.

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

Activity related to the Short-Term Convertible Notes for the nine months ended February 28, 2017, and fiscal year ended May 31, 2016 was as follows:

	February 28, 2017	May 31, 2016
Face amount of Notes	$—	$3,981,050

Unamortized discount	—	—
Tender offer conversions	—	(2,693,800)
Conversions	—	(525,000)
Payments upon maturity	—	(762,250)

Total carrying value of Notes	$—	$—

Note 5 – Derivative Liability:

The investor warrants issued with the September 2016 registered direct equity offering, and the placement agent warrants issued in conjunction with the offering, as fully described in Note 11, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrantholder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480 and ASC 815 and are recorded at fair value.

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date (September 15, 2016), November 30, 2016 and February 28, 2017:

	September 15, 2016	November 30, 2016	February 28, 2017
Total warrant derivative liability	$5,179,200	$3,955,734	$3,982,400

Shares indexed to derivative liability	7,733,334	7,733,334	7,733,334

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the nine months ended February 28, 2017, the Company recognized a net, non-cash gain of $1,196,800, due to changes in the fair value of the liability associated with such classified warrants and non-cash interest expense of approximately $540,000.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception, November 30, 2016 and February 28, 2017, using the following assumptions:

	September 15, 2016	November 30, 2016	February 28, 2017
Fair value of underlying stock	$0.78	$0.67	$0.71
Risk free rate	1.20%	1.81%	1.85%
Expected term (in years)	5	4.79	4.54
Stock price volatility	106%	103%	101%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

AVCP Notes

The following tables summarize the fair value of the derivative liability and linked common shares of the AVCP Notes, as of the derivative liability inception dates (September 26, 2014 and February 6, 2015) and fiscal year end May 31, 2015:

	September 26, 2014	February 6, 2015	May 31, 2015
Total AVCP Notes derivative liability	$767,038	$403,266	$2,008,907

Shares indexed to derivative liability	2,000,000	1,500,000	5,185,185

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the three and nine months ended February 28, 2017 and February 29, 2016 the Company recognized a non-cash gain of approximately $-0- and $647,000 respectively, due to the change in derivative liability related to the embedded derivative in the AVCP Notes.

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

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at February 28, 2017, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2016 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. On February 12, 2017, the board of directors approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock and modify certain other provisions in the 2012 Plan. The amendment is conditioned upon stockholder approval at the 2017 annual meeting of shareholders. As of February 28, 2017, the Company had 7,550,930 shares available for future stock-based grants under the 2012 Plan, subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2012 Plan.

Stock Options

During the three months ended February 28, 2017, the Company’s Compensation Committee granted a Time-Based Option covering 550,000 shares of common stock to the Executive Chairman and a Milestone-Based Option covering 450,000 shares of common stock. The Time-Based Option has an exercise price of $0.76 and a ten-year term. The option vests in equal monthly installments over the next two years and has a grant date fair value of $0.64 per share. The grant of the Milestone-Based Option is conditioned on stockholder approval of the increase in the number of shares authorized for issuance under the 2012 Plan, as discussed above. The Milestone-Based Option will not be exercisable unless and until approval of the share increase, for the 2012 Plan, as discussed above, is obtained from the stockholders. At that time the vesting will be contingent upon the achievement of certain strategic milestones specified by the Compensation Committee.

During the nine months ended February 28, 2017, the Company granted annual stock option awards to directors to purchase a total of 300,000 shares of common stock with an exercise price of $1.09 per share. These option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these options was $0.78 per share. An additional stock option covering 100,000 shares of common stock was granted to a director. The option has an exercise price of $0.68 and vests 25% immediately with the remainder ratably over one year, has a ten-year term and grant date fair value of $0.53 per share.

During the nine months ended February 28, 2017, the Company granted options covering an aggregate of 1,050,000 shares of common stock to executive management and certain employees with exercise prices of $1.09 and $1.10 per share. The options vest annually over three years, have a ten-year term and grant date fair values of $0.75 and $0.76 per share, respectively.

Warrants

In connection with a private equity offering completed in June 2016, as fully described in Note 10, the Company issued common stock warrants covering 182,375 shares of common stock to investors. The warrants have a five-year term and an exercise price of $1.35 per share. During the nine months ended February 28, 2017, holders of warrants covering 774,097 shares of common stock exercised the right to purchase such shares at either $0.50 or $0.75 per share and the Company received proceeds of approximately $398,000. Additionally, warrants covering 138,864 shares with an exercise price of $0.75 per share were exercised pursuant to a cashless exercise provision.

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

On December 12, 2016, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued common stock warrants covering 2,000,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $1.00 per share.

On January 31, 2017, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued common stock warrants covering 767,498 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $1.00 per share. In connection with this offering, the Company also issued common stock warrants covering 122,799 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.825 per share.

On February 28, 2017, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued common stock warrants covering 2,835,323 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $1.00 per share. In connection with this offering, the Company also issued common stock warrants covering 453,652 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.825 per share.

In January 2017, the Company determined to extend the expiration dates of certain warrants to May 31, 2017, covering an aggregate of 6,310,667 shares of common stock. The warrants were originally issued in connection with the sale of the 2013 Convertible Notes, as identified in Note 4. The warrants currently have an exercise price of $1.00 per share, and all but two warrants were exercisable through October 2016. One warrant, for the purchase of 186,667 shares of common stock, was exercisable through December 2016 and one warrant, for the purchase of 160,000 shares of common stock, was exercisable until January 15, 2017. The extended expiration date on all of these warrants is May 30, 2017. The extension was subject to the execution of a release of claims by each of the warrantholders. Pursuant to U.S. GAAP, the Company recognized non-cash interest expense of approximately $72,000 in connection with this extension, which represented the incremental increase in the fair value of the modified warrants.

Compensation expense related to stock options and warrants for the three and nine months ended February 28, 2017 and February 29, 2016 was approximately $297,000 and $985,000 and $955,000 and $1,546,000, respectively. The grant date fair value of options and warrants vested during the three and nine-month periods ended February 28, 2017 and February 29, 2016 was approximately $231,000 and $762,000 and $362,000 and 686,000, respectively. As of February 28, 2017, there was approximately $1,156,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.90 years.

The following table represents stock option and warrant activity, as of and for the nine-months ended February 28, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2016	63,307,150	$0.83	3.20	$9,863,492
Granted	16,544,981	0.98	—	—
Exercised	(912,862)	0.55	—	—
Forfeited/expired/cancelled	(1,430,000)	1.57	—	—

Options and warrants outstanding—February 28, 2017	77,509,269	0.86	3.65	167,000

Outstanding exercisable—February 28, 2017	73,831,019	$0.85	3.40	$157,146

Note 7 – Acquisition of Patents

The Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 28, 2017, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible assets activity:

	February 28, 2017	May 31, 2016
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,531,250)	(1,268,750)

Total amortizable intangible assets, net	1,968,750	2,231,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$2,004,739	$2,267,239

Amortization expense related to patents was approximately $87,500 and $262,500 for the three and nine months ended February 28, 2017 and February 29, 2016. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 8 – License Agreements

During the year ended May 31, 2016, the Company executed a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. In connection with this license agreement, the Company became the primary obligor of an additional £600,000 (approximately US$807,000 utilizing then-current exchange rates), which was timely paid by June 30, 2016. During the year ended May 31, 2016, the Company accrued an additional expense of £600,000 (approximately US$870,000 utilizing then-current exchange rates) in connection with the June 30, 2016 obligation. Future annual license fees and royalty rate will vary depending on whether the Company manufactures PRO 140, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 (approximately US$380,000) when it serves as the manufacturer. As of February 28, 2017 the Company has accrued approximately $67,000 of the $380,000 annual calendar-year license fee, which is payable December 2017.

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

The Company has entered into project work orders, as amended, for each of its clinical trials with its clinical research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.5 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.4 million to an approximate high of $1.4 million.

During the nine months ended February 28, 2017, the Company entered into agreements with commercial manufacturing companies. Under the terms of the agreements, the Company accrued approximately $2.1 million of execution fees for process validation and manufacturing activities, which is reflected as a current asset, as of February 28, 2017. In the event the Company were to terminate any of the agreements, it may incur certain financial penalties which would become payable to the manufacturers. Conditioned on the timing of termination, the financial penalties may range from an approximate low of $1.0 million to an approximate high of $3.0 million.

Note 10 – Private Securities Offerings

During the year ended May 31, 2016, the Company conducted a series of private equity offerings (the “Equity Offerings”), in which accredited investors purchased unregistered common stock at either $0.75 or $1.00 per share with warrant coverage of 50% or 25%, respectively, based on the number of shares of common stock purchased. Pursuant to the Equity Offerings, the Company sold a total of 48,659,338 shares of common stock for aggregate gross proceeds of approximately $37.6 million and issued warrants with a five-year term covering 23,254,230 shares of common stock. In conjunction with the Equity Offerings, the Company paid an aggregate cash fee of approximately $3.9 million to the placement agent and issued warrants covering an aggregate of 4,960,314 shares of common stock to the placement agent as additional compensation. The placement agent warrants had aggregate Black-Scholes valuations of approximately $2.7 million at issuance.

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

Note 11 – Registered Direct Equity Offerings

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

A summary of the cash proceeds of the offering is as follows:

Gross proceeds from sale of common stock	$10,000,000
Placement agent fees and expenses	1,010,000

Total net proceeds	$8,990,000

As fully described in Note 5 above, the investor warrants and the placement agent warrants issued in connection with the Registered Offering are required to be accounted for in accordance with ASC 480 and ASC 815.

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

On December 12, 2016, the Company entered into purchase agreements with certain investors for the sale of 4,000,000 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “December Offering”), pursuant to a registration statement on Form S-3. The investors in this December Offering also received warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the December Offering of $3.0 million.

On January 31, 2017, the Company entered into purchase agreements with certain investors for the sale of 1,534,999 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “January Offering”), pursuant to a registration statement on Form S-3. The investors in the January Offering also received warrants to purchase 767,498 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the January Offering of approximately $1.0 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 122,799 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

On February 28, 2017, the Company entered into purchase agreements with certain investors for the sale of 5,670,661 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “February Offering”), pursuant to a registration statement on Form S-3. The investors in the February Offering also received warrants to purchase 2,835,323 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the February Offering of approximately $3.8 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 453,652 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and nine months ended February 28, 2017 and February 29, 2016, the Company incurred an expense of approximately $10,800 and $29,500 and $6,000 and $9,500, respectively, for qualified non-elective contributions.

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

On May 10, 2016, Jordan G. Naydenov, a director with the Company, participated in the private equity offerings, as fully described in Note 10 above. Mr. Naydenov invested $1 million and received 1 million shares of common stock and a warrant covering 250,000 shares of common stock at an exercise price of $1.35. The terms and conditions of Mr. Naydenov’s investment were identical to those offered to all other investors in the offering.

Effective January 26, 2017, the Company appointed Anthony D. Caracciolo, Chairman of the Board of Directors, to Executive Chairman. In connection with this appointment, the Company entered into an employee agreement with Mr. Caracciolo for an annual base salary of $200,000 and Time-Based and Milestone-Based Stock Options, as described in Note 6 above. The terms of the employment agreement were approved in advance by the Compensation Committee.

The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves all related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 14 – Subsequent Event

On April 10, 2017, the Company’s Board of Directors adopted a resolution to increase the number of directors by one and appointed Scott A. Kelly, M.D., to fill the resulting vacancy.

On April 10, 2017, in connection with Dr. Kelly’s appointment as director, the Company granted to Dr. Kelly a non-qualified stock option to purchase up to 7,123 shares of the Company’s common stock, representing a pro rata portion of the annual option grant received by each director for the fiscal year ending May 31, 2017.

The option grant was made pursuant to the 2012 Plan and is conditioned on stockholder approval of the increase in the number of shares authorized for issuance under the 2012 Plan (the “Plan Approval”) at the 2017 annual meeting of stockholders. The option has a per share exercise price of $0.61 (which was the closing sale price of the Company’s common stock on the grant date) and a ten-year term and will vest on May 31, 2017, provided that the option will not be exercisable unless and until the Plan Approval is obtained.

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

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy. As previously disclosed, there are 11 trial participants in the extension study who successfully passed 37 weeks of therapy and were not discontinued. Currently, 10 out of those 11 trial participants have surpassed two years of suppressed viral load with PRO 140 as a single agent therapy. This extension study remains ongoing.

Phase 2b/3 Trial for HIV, as Combination Therapy. A pivotal 25-week trial for PRO 140 as a combination therapy to existing HAART drug regimens originally designed for 300 patients. Several patients have completed this trial and have transitioned to a roll-over protocol, as requested by the treating physicians to enable the patients to have continued access to PRO 140. Previously, the FDA agreed to reduce the number of patients in this study from 300 to 150 patients. In October 2016, the FDA agreed to additional protocol modifications, including a further reduction in patients for this trial from 150 down to 30 patients and lowered the primary endpoint for viral load reduction from a viral load of 0.7log to viral load of 0.5log. Based upon these new protocol modifications, management projects that the total estimated costs for this trial will range from $8 million to $9 million. Enrollment is expected to be completed in the second calendar quarter of 2017.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy. A strategic trial including 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the number of patients who can maintain suppressed viral load under a PRO 140 monotherapy replacing their HAART regimen for 48 weeks. The secondary endpoint is the number of weeks a patient is off of their ART regimen. Enrollment of the first several patients was announced in December 2016 and is expected to accelerate, as experienced in the previous Phase 2b monotherapy trial. Management estimates the total cost of this trial to range from $15 million to $17 million. Enrollment is expected to be completed by the end of calendar 2017.

Phase 2 Trial for Graft versus Host Disease. This Phase 2, randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients is designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient is expected in the second half of calendar 2017. Management estimates the cost of this trial to be approximately $3.5 million to $4 million.

Rollover Study. This study is designed for patients who successfully complete the Phase 2b/3 Combination Therapy trial and the treating physicians request a continuation of PRO 140 therapy for their patients. If this study enrolls 30 patients from the Phase 2b/3 trial for combination therapy and all patients remain in the Rollover study for one year, management estimates the cost of this study to be approximately $3.5 million to $4 million.

Results of Operations for the three months ended February 28, 2017 and February 29, 2016 are as follows:

For the three months ended February 28, 2017 and February 29, 2016, the Company had no activities that produced revenues from operations.

For the three months ended February 28, 2017, the Company incurred a net loss of approximately $8.1 million, as compared to a net loss of approximately $5 million for the similar period in 2016. The higher net loss of approximately $3.1 million was attributable to increases in research and development expenses of approximately $3.8 million, non-cash expenses of approximately $0.1 million, offset in part by a reduction in general and administrative expenses of approximately $0.8 million.

For the three months ended February 28, 2017 and February 29, 2016, operating expenses totaled approximately $8 million and $5 million, respectively, consisting of research and development, general and administrative expenses, and amortization and depreciation. The increase in operating expenses of approximately $3 million was attributable to increases in research and development expenses of approximately $3.8 million, offset in part by a reduction in general and administrative expenses of approximately $0.8 million.

General and administrative expenses, which totaled approximately $1.4 million for the three months ended February 28, 2017, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The reduction in general and administrative expenses of approximately $0.8 million for the three months ended February 28, 2017 from the comparable period a year ago was due to lower annual incentive compensation and stock-based compensation.

Research and development expenses, which totaled approximately $6.5 million for the three months ended February 28, 2017, increased approximately $3.8 million over the same 2016 period. This increase was attributable to higher clinical trial expenses, combined with an expansion of the Company’s chemistry, manufacturing and controls (or “CMC”) activities in connection with the preparation of a biologics license application (“BLA”) for submission to the FDA. The Company expects research and development expenses to trend higher, as the two ongoing Phase 2b/3 trials with PRO 140 continue, along with the incurrence of increased expenses as the Company continues to expand activities related to manufacturing PRO 140 material in connection with the preparation of a BLA and for future use that conforms with current good manufacturing practices (or “cGMP”) established by the FDA.

For the three months ended February 28, 2017, the Company recognized a small increase in derivative liability, thereby recognizing a non-cash expense of approximately $27,000, which is associated with certain warrants issued in September 2016, along with non-cash interest expense of approximately $72,000, derived from the modest extension of certain warrants.

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

Results of Operations for the nine months ended February 28, 2017 and February 29, 2016 are as follows:

For the nine months ended February 28, 2017, the Company had a net loss of approximately $18.9 million, as compared to a net loss of approximately $19.2 million for the similar 2016 period. The approximate reduction of $0.3 million in net loss for 2017 from 2016 was primarily attributable to a decrease in interest expense of approximately $4 million, an increase in the non-cash benefit of a change in derivative liability of approximately $0.6 million, coupled with the absence of a non-cash loss on the extinguishment of convertible notes, offset in part by an increase in research and development of approximately $4.9 million.

For the nine months ended February 28, 2017 and February 29, 2016, operating expenses totaled approximately $19.5 million and $14.6 million, respectively, consisting primarily of research and development, general and administrative expenses and amortization and depreciation. The increase in operating expenses of approximately $4.9 million over the comparable 2016 period reflected higher research and development of approximately $4.9 million, owing to increased clinical trial costs and CMC (chemistry, manufacturing and controls) activities related to BLA preparation activities.

General and administrative expenses, which totaled approximately $4.7 million for the nine months ended February 28, 2017, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. These expenses were relatively comparable to the approximate $4.6 million for the nine months ended February 29, 2016.

Research and development expenses, which totaled approximately $14.6 million for the nine months ended February 28, 2017, increased approximately $4.9 million over the same 2016 period. This increase was attributable to higher clinical trial expenses, combined with an expansion of the Company’s CMC activities in connection with the preparation of a BLA. The Company expects research and development expenses to trend higher, as the two ongoing Phase 2b/3 trials with PRO 140 continue, along with the incurrence of increased expenses as the Company continues to expand activities related to manufacturing cGMP PRO 140 material in connection with the preparation of a BLA and for future commercial use, if approved.

For the nine months ended February 28, 2017, the Company did not incur a loss on extinguishment of convertible notes, as all previously outstanding debt was converted into common stock or repaid during the prior fiscal year ended May 31, 2016.

For the nine months ended February 28, 2017, the Company recognized an unrealized gain, or non-cash benefit, of approximately $1.2 million arising from a change in derivative liability associated with the issuance of certain warrants in September 2016. As such, the gain was not comparable to the year-ago period.

For the nine months ended February 28, 2017, the Company incurred non-cash interest expense of approximately $0.6 million in connection with certain warrants issued in September 2016 and the modest extension of the expiration dates of certain warrants. Interest expense for the current nine-month period declined approximately $4 million from the same period a year ago owing to the non-comparable inducement interest expense incurred last year and the conversion or repayment of all previously outstanding debt, offset by interest expense in current year derived from the extension of certain warrant exercise dates.

The future trends of all expenses will be primarily driven by the future outcomes of clinical trials and the correlative effect on research and development expenses, especially FDA regulatory requirements for the preparation of filing a BLA, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. See in particular, Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended May 31, 2016.

Liquidity and Capital Resources

The Company’s cash position at February 28, 2017 decreased approximately $1.8 million to approximately $7.8 million, as compared to a balance of approximately $9.6 million, as of May 31, 2016. The net decrease in cash for the nine months ended February 28, 2017 was attributable to net cash used in operating activities of approximately $19.6 million, offset in part by net cash provided by financing activities of approximately $17.7 million.

As of February 28, 2017, the Company had positive working capital of approximately $7.4 million compared to positive working capital of approximately $7.9 million, at May 31, 2016, a decrease of approximately $0.5 million attributable primarily to growth in accounts payable.

Net cash used in operating activities of approximately $19.6 million during the nine months ended February 28, 2017, was comparable to the similar 2016 period. For the current nine-month period, the effect of the net loss of approximately $18.9 million on cash used in operating activities was further increased by the net change in working capital items of approximately $1.3 million, offset in part by a net adjustment of non-cash items of approximately $0.7 million. As compared to the same nine-month period ended a year ago, the net change in working capital items used approximately $6.6 million of cash, which was offset in part by a net adjustment of non-cash items of totaling approximately $6.2 million.

Net cash used in investing activities was immaterial for both nine-month periods.

Net cash provided by financing activities of approximately $17.7 million during the nine months ended February 28, 2017 declined approximately $11 million compared to $28.7 million during the nine months ended February 29, 2016. The decline in net cash provided from financing activities was attributable to a reduction in net proceeds from the sale of common stock and warrants of approximately $12.2 million, coupled with an increase of approximately $0.3 million in proceeds from the exercise of warrants in the current nine-month period, offset by payments to retire debt of approximately $0.8 million during the nine months ended February 29, 2016.

As reported in the accompanying financial statements, for the nine months ended February 28, 2017, and February 29, 2016, the Company incurred net losses of approximately $18.9 million and $19.2 million, respectively. The Company had no activities that produced revenue in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, the Company has financed its activities principally from the public and private sale of equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity securities and perhaps debt securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. On August 26, 2016, the Company filed a registration statement on Form S-3 universal shelf registration statement covering $100 million of securities. On September 9, 2016, the registration statement was declared effective. The Company intends to utilize this shelf registration statement to raise additional capital through the sale of its securities. As of February 28 , 2017, the Company had approximately $81.6 million remaining available to be issued under this shelf registration statement. Additional capital, if available, may not be available on reasonable terms or at all. Please refer to the risk factors under Item 1A. to the Company’s Annual Report on Form 10-K.

The Company has not generated revenue to date, and will not generate product revenue in the foreseeable future. The Company expects to continue to incur operating losses as it proceeds with clinical trials with respect to PRO 140 and continue to advance it through the product development and regulatory process. The future trends of all expenses will be driven by the future outcomes of the clinical trials and their correlative effect on research and development expenses, especially FDA regulatory requirements, in connection with the preparation of a BLA, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company will require a significant amount of additional capital in the future to fulfill BLA requirements related to manufacturing PRO 140 for commercial use. In connection with this undertaking, the Company recently entered into an arrangement with a new third party contract manufacturing organization (“CMO”) to provide process transfer, validation and manufacturing services for PRO 140. Management believes its new CMO will best serve the Company’s strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for PRO 140. This new CMO undertaking is anticipated to require approximately $25 million of additional capital over the next two calendar years.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of February 28, 2017, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2017, as a result of material weaknesses in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management continues to implement controls and procedures, and continues to remediate the material weaknesses noted above. With the assistance of a third party consultant, management has completed a detailed best-practices risk assessment of all general ledger accounts in its financial accounting system and is concluding its documentation of all internal controls and continues to test the effectiveness of the internal control framework during the third fiscal quarter ending February 28, 2017. Despite the existence of a limited number of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended February 28, 2017, in accordance with U.S. GAAP.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

Although changes in the Company’s internal control over financial reporting continued during the quarter ended February 28, 2017, management believes that such changes did not materially affect, or are not reasonably likely to materially affect, the Company’s internal control over financial reporting as of February 28, 2017. Notwithstanding the foregoing, the Company continued to document its framework of internal controls and management continues to progress with an assessment of the sufficiency of the control environment and is testing the effectiveness of such controls as of February 28, 2017, with the objective to provide the audit committee of the board of directors with an interim report regarding the Company’s progress to remediate material weaknesses previously identified and reported. Management believes it will meet its objective to fully remediate all material weaknesses by the end of the May 31, 2017 fiscal year.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K filed with the SEC on July 19, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

4.1	Form of Warrant Agreement (December 2016 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016).

4.2	Form of Warrant Agreement (January 2017 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

4.3	Form of Warrant Agreement (February 2017 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2017).

10.1	Form of Securities Purchase Agreement (December 2016 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016).

10.2	Form of Subscription Agreement (January 2017 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.3	Form of Subscription Agreement (February 2017 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2017).

10.4#	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.

10.5#	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.

31.1*	Rule 13a-14(a) Certification by CEO of Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be submitted separately to the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: April 13, 2017	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 13, 2017	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary

EXHIBIT INDEX

4.1	Form of Warrant Agreement (December 2016 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016).

4.2	Form of Warrant Agreement (January 2017 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

4.3	Form of Warrant Agreement (February 2017 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2017).

10.1	Form of Securities Purchase Agreement (December 2016 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016).

10.2	Form of Subscription Agreement (January 2017 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.3	Form of Subscription Agreement (February 2017 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2017).

10.4#	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.

10.5#	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.

31.1 *	Rule 13a-14(a) Certification by CEO of the Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be submitted separately to the U.S. Securities and Exchange Commission.