Form 10-K
period 2017-05-31
CytoDyn Inc.
filed 2017-07-20
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

EXPLANATORY NOTE

The registrant met the “accelerated filer” requirements as of the end of its fiscal year ended May 31, 2017, pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of the end of its second fiscal quarter ended November 30, 2016) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus remains eligible to check the “Smaller Reporting Company” box on the cover of this Form 10-K.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $84,065,616 as of November 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 30, 2017, the registrant had 152,763,243 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2017

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

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information on current business plans. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: (i) the sufficiency of our cash position and our ongoing ability to raise additional capital to fund our operations, (ii) our ability to identify patients to enroll in our clinical trials in a timely fashion, (iii) our ability to achieve approval of a marketable product, (iv) design, implementation and conduct of clinical trials, (v) the results of our clinical trials, including the possibility of unfavorable clinical trial results, (vi) the market for, and marketability of, any product that is approved, (vii) the existence or development of vaccines, drugs, or other treatments for infection with the Human Immunodeficiency Virus that are viewed by medical professionals or patients as superior to our products, (viii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process, (ix) general economic and business conditions, (x) changes in foreign, political, and social conditions, (xi) the specific risk factors discussed under the heading “Risk Factors” below, and (xii) various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements.

We intend that all forward-looking statements made in this annual report on Form 10-K will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this prospectus. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

PART I

Item 1.	Business.

Overview / Corporate History

CytoDyn Inc. was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (our previous name). Effective August 27, 2015, we completed a reincorporation from Colorado to Delaware. Our principal business office is 1111 Main Street, Suite 660, Vancouver, Washington 98660. Our website can be found at www.cytodyn.com. We do not intend to incorporate any contents from our website into this annual report. Unless the context otherwise requires, references to “CytoDyn,” the “Company,” “we,” “our,” or “us” are to CytoDyn Inc. and its subsidiaries.

We are a clinical-stage biotechnology company focused on the clinical development and potential commercialization of humanized monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection. Our lead product candidate, PRO 140, belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells. We believe that monoclonal antibodies are a new emerging class of therapeutics for the treatment of HIV to address unmet medical needs in the area of HIV and other immunologic indications, such as graft-versus-host disease.

The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. We acquired the asset from Progenics in October 2012, as described under “PRO 140 Acquisition and Licensing Arrangements” below.

PRO 140

We believe the PRO 140 antibody shows promise as a powerful anti-viral agent with the advantage of fewer side effects, lower toxicity and less frequent dosing requirements, as compared to daily drug therapies currently in use for the treatment of HIV. The PRO 140 antibody belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells. PRO 140 blocks HIV from entering a cell by binding to a molecule called the C-C chemokine receptor type 5 (“CCR5”), a normal cell surface receptor protein to which certain strains of HIV, referred to as “R5” strains, attach as part of HIV’s entry into a cell.

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

We believe PRO 140 is uniquely positioned to address a growing HIV market, as an alternative, or in addition to current therapies, which are failing primarily due to compliance, which causes drug resistance. In seven clinical trials previously conducted, PRO 140 was generally well tolerated, and no drug-related serious adverse events, or SAEs, or dose-proportional adverse events, or AEs, were reported. In addition, there were no dose-limiting toxicities or patterns of drug-related toxicities observed during these trials. The results of these studies established that PRO 140’s antiviral activity was potent, rapid, prolonged, dose-dependent, and statistically significant following a single dose. Because PRO 140’s mechanism of action (for a monoclonal antibody use in HIV) is a relatively new therapeutic approach, it provides a very useful method of suppressing the virus in treatment-experienced patients who have failed a prior HIV regimen and need new treatment options. PRO 140, as a single agent therapy, has also demonstrated that it could replace HAART altogether for a subpopulation of R5 patients who have suppressed viral load with HAART, but are seeking an alternative treatment that allows the patient an improved quality of life, with the advantages of fewer side effects, lower toxicity and less frequent dosing requirements.

To date, PRO 140 has been tested and administered to patients either intravenously or as a subcutaneous injection. We believe that, if PRO 140 is approved for use as an injectable by the U.S. Food and Drug Administration (the “FDA”), it may nonetheless be an attractive and marketable therapeutic option for patients, particularly in the following scenarios:

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

We believe PRO 140 has demonstrated potent (as compared to existing treatments) antiretroviral activity and an encouraging safety profile in prior clinical testing, that PRO 140 has the potential to be the first long-acting (weekly or every other week), self-administered HIV therapy, and that PRO 140 inhibits CCR5-tropic HIV while preserving CCR5’s natural function. We believe PRO 140 represents a distinct class of CCR5 inhibitors with unique virological and immunological properties and may provide another distinct tool to treat HIV-infected patients.

Our ongoing HIV-related clinical trials, described in greater detail below, have been designed to demonstrate the proof of concept that PRO 140 monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose a week through a self-injection. Once the viral load is undetectable, weekly administration of PRO 140 can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period of time (currently shown to be approaching three years). Based on the preliminary results of such studies, we believe that a PRO 140 treatment option could also address the unmet medical need for therapy options for certain HIV-infected patients with uncontrolled viral load, despite conventional HAART treatments.

To facilitate our self-funded and sponsored clinical research plans and trials, we engaged Amarex Clinical Research, LLC (“Amarex”), as our principal contract research organization (“CRO”), to provide comprehensive clinical trial management services.

Current Clinical Trials

PRO 140 is currently being studied in four ongoing clinical trials:

•	Our first ongoing clinical trial is an extension study of our Phase 2b treatment substitution trial, which was initially completed in January 2015. Several patients are continuing in extension studies of this monotherapy trial by taking a weekly injection of PRO 140. Results from these extension studies thus far indicate that eight of the nine patients in this study have surpassed two and one-half years of suppressed viral load through a successful monotherapy of PRO 140 and are approaching three years of suppressed viral load with a monotherapy.

•	Our second ongoing clinical trial is a pivotal Phase 2b/3 trial for PRO 140 as a combination therapy with existing HAART drug regimens. The initial 25-week trial protocol included a requirement for 300 patients. The FDA reduced this requirement to 150 patients and finally down to 30 patients. The primary endpoint for efficacy is defined as the amount of viral load drop after one week of therapy with PRO 140 in combination with the patient’s failing HAART regimen. Patient enrollment is expected to be completed in July 2017 and we will announce whether the trial has achieved its primary endpoint as soon as that determination is available. The first patients to have successfully completed this trial have transitioned into a FDA-cleared rollover study, in order to provide continued access to PRO 140 therapy, at the request of their treating physician.

•	Our third ongoing trial is an investigative Phase 2b/3 trial featuring 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is to assess the clinical safety of the PRO 140 monotherapy regimen and to evaluate the proportion of participants experiencing suppressed viral load. The secondary endpoint is the length of time to virologic failure. The first patients were enrolled in December 2016, and we expect enrollment to be completed by the end of calendar 2017.

•	Our fourth ongoing trial of PRO 140 is a Phase 2 study for Graft-versus-Host Disease (“GvHD”) and is the first non-HIV immunologic indication for PRO 140. This trial, a randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients is designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May 2017.

Each of the foregoing trials are described more fully below.

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

The treatment substitution trial had two primary objectives: (1) to assess the efficacy of PRO 140 monotherapy for the maintenance of viral suppression after being used in substitution of a patient’s HAART regimen, and (2) to assess the clinical safety and tolerability parameters for PRO 140 following use in substitution of HAART. The study protocol required patients to be stable on HAART with patient’s viral load not more than 400 HIV RNA particles per milliliter of blood for two consecutive weeks. The trial design provided that patients would be shifted from HAART regimen to PRO 140 monotherapy for 12 weeks. PRO 140 was administered as a 350mg subcutaneous dosage weekly and participants were monitored for viral rebound on a weekly basis. Total treatment duration with PRO 140 was up to 14 weeks with one week overlap of existing retroviral regimen and PRO 140 at the beginning of the study period and also one week of overlap at the end for patients who did not experience virologic failure, defined as a viral load above 400 HIV RNA particles per milliliter of blood for two consecutive weeks. An independent Data Safety Monitoring Board (“DSMB”) was required to monitor the study to ensure patient safety and to assess efficacy. The DSMB operates in conformance with the FDA guidelines for its independence. DSMB’s management and oversight of the trial was successfully completed in January 2015.

Below are the results from our Phase 2b treatment substitution clinical trial, excluding certain patients who violated trial protocol or were later categorized by third party tropism tests as not being infected by CCR5-tropic virus strains exclusively. Also, patients who had other infections before they were declared virologic failure are not categorized as a failure.

•	98% of the patients successfully completed 4 weeks of monotherapy;

•	82% of the patients successfully completed 8 weeks of monotherapy; and

•	75% of the patients successfully completed 11 weeks of monotherapy (maximum allowable duration of monotherapy without an extension study)

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

Phase 2b Extension Study for HIV, as Monotherapy

The extension study of our initial Phase 2b trial was designed to evaluate the efficacy, safety, and tolerability of PRO 140 monotherapy for the maintenance of viral suppression in patients who completed 12 weeks of monotherapy in the initial Phase 2b treatment substitution trial without experiencing virologic failure. The objectives and endpoint definitions are the same for the Phase 2b extension study, as they were for the initial Phase 2b treatment substitution trial, except that patients in the extension study were trained for weekly self-injection to be administered at home, and their viral load was monitored initially on a bi-weekly basis and then on a monthly basis later in the study.

For the Phase 2b extension study, 21 patients were eligible, 19 patients were screened for participation, 16 were allowed to enter and 15 patients successfully completed 29 weeks of PRO 140 monotherapy. Of these 15 patients, nine patients are currently ongoing and have surpassed two and one-half years of PRO 140 monotherapy without experiencing virologic failure (defined, as in the initial study, as a viral load above 400 HIV RNA particles per milliliter of blood for two consecutive weeks). Four patients discontinued the extension protocol for reasons not attributed to PRO 140. The trial is ongoing and as a result, we are only able to discuss the clinical findings to date.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

In view of PRO 140 being established as a safe and efficacious substitution therapy in the initial Phase 2b monotherapy trial and ongoing extension study, following the FDA’s clearance of a new trial protocol, we initiated in mid-2015 a pivotal Phase 2b/3 trial for PRO 140 as combination therapy to existing HAART drug regimens. The FDA reduced the original number of required patients in this trial from 300 to 150 and finally to 30 patients. We believe that, upon successful completion of this Phase 2b/3 study, we will have the opportunity to seek accelerated approval for PRO 140 based on previously granted FDA fast-track designation.

The Phase 2b/3 combination therapy trial is designed to allow PRO 140 as a component of a HAART regimen for treatment experienced patients. HAART is the current standard of medical care for individuals with HIV. The study population includes treatment-experienced HIV-infected patients with CCR5-tropic virus with documented genotypic or phenotypic resistance to at least one antiretroviral drug from three different classes or at least one drug from two classes with limited treatment options. The treatment options may be limited as a result of drug antiretroviral class cross-resistance, documented treatment intolerance, potential for hypersensitivity to one or more antiretroviral drugs, or potential drug interactions with treatment for co-morbid conditions. Patients will have one or more fully active, approved drugs available for construction of a viable alternative option. Enrollment is expected to be completed in July 2017 followed by an evaluation of the primary endpoint soon thereafter.

In late January 2016, we announced that we had filed a request with the FDA for designation as a “breakthrough therapy” treatment for certain HIV patients. In response to our filing, the FDA requested that we submit data from the population for which the breakthrough therapy is requested. We currently plan to submit additional data to the FDA as it becomes available to us from our pivotal Phase 2b/3 combination therapy trial.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy

An investigative Phase 2b/3 trial including 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the number of patients who can maintain suppressed viral load under a PRO 140 monotherapy replacing their HAART regimen for 48 weeks. The secondary endpoint is the number of weeks a patient is off of their ART regimen. Enrollment of the first patients was announced in December 2016 and enrollment is well underway.

This trial is entitled a Phase 2b/3, Multicenter Study to Assess the Treatment Strategy of Using PRO 140 SC as Long-Acting Single-Agent Maintenance Therapy for 48 Weeks in Virologically Suppressed Patients with CCR5-tropic HIV-1 infection. This study is designed to evaluate the efficacy, safety, and tolerability of the strategy of shifting clinically stable patients receiving suppressive combination antiretroviral therapy to PRO 140 monotherapy and maintaining viral suppression for 48 weeks following study entry. Consenting patients will be shifted from combination antiretroviral regimen to weekly PRO 140 monotherapy for 48 weeks during the Treatment Phase with the one week overlap of existing retroviral regimen and PRO 140 at the beginning of the study treatment and also one week overlap at the end of the treatment in patients who do not experience virologic failure.

Phase 2 Trial for Graft-versus-Host Disease

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

Following new research data relating to PRO 140’s mechanism of action, in October 2015, we filed with the FDA an investigational new drug (or “IND”) application and a full protocol for a Phase 2 clinical trial for a transplantation indication called Graft-versus-Host Disease (or “GvHD”), as our first non-HIV clinical indication. GvHD is a life-threatening complication for patients undergoing stem cell transplants. The CCR5 receptor, the target for PRO 140, is an important mediator of GvHD, especially in the organ damage that is the usual cause of death. The only approved CCR5 inhibitor, Maraviroc, is currently in a Phase 2 study for GvHD indications, and results are expected in 2016. We believe that PRO 140 has significant advantages over Maraviroc in more favorable dosing and pharmacokinetics, less toxicity and side effects, and no direct stimulation (agonist activity) of the CCR5 receptor.

In December 2015, we received clearance from the FDA to conduct a Phase 2 trial to evaluate the safety and efficacy of PRO 140 for prophylaxis of acute GvHD in patients with acute myeloid leukemia (“AML”) or myelodysplastic syndromes (“MDS”) undergoing allogeneic stem-cell transplantation. The trial is a 100-day study with 60 patients. Enrollment of the first patient was announced in May 2017.

In late December 2015, we announced that we had filed with the FDA for designation of PRO 140 as an “orphan” drug, in connection with our GvHD Phase 2 trial and our request remains open at this time. We have submitted additional data from specific animal studies as requested by the FDA. Designation as an “orphan” product provides potentially faster pathways to approval and other financial incentives for drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases or disorders that affect fewer than 200,000 people in the U.S.

Immunological Applications for PRO 140

We are continuing to explore opportunities for clinical applications for PRO 140 involving the CCR5 receptor, other than HIV-related treatments, such as inflammatory conditions, autoimmune diseases and cancer.

The target of PRO 140 is the important immunologic receptor CCR5. The CCR5 receptor is more than the door for HIV to enter T-cells; it is also a crucial component in inflammatory responses. This opens the potential for multiple pipeline opportunities for PRO 140.

The CCR5 receptor is a protein located on the surface of white blood cells that serves as a receptor for chemical attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation.

At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. The mechanism of action of PRO 140 has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. Some disease processes that could benefit from CCR5 blockade include new reactions to cancer, transplantation rejection, autoimmunity and chronic inflammation such as rheumatoid arthritis and psoriasis.

Due to its mechanism of action, PRO 140 has significant advantages in terms of safety and reduced side effects over other CCR5 antagonists. Prior studies have demonstrated that PRO 140 does not cause direct activation of T-cells. We have already reported encouraging human safety data for our clinical trials with PRO 140 in HIV-infected patients.

We have initiated our first clinical trial with PRO 140 in an immunological indication – a Phase 2 clinical trial with PRO 140 for Graft-versus-Host Disease (GvHD) in patients with acute myeloid leukemia (AML) or myelodysplastic syndrome (MDS) who are undergoing bone marrow stem cell transplantation. GvHD represents an unmet medical need, with patients who contract GvHD during stem cell transplant having a significantly decreased 1-year survival rate with relapsed GvHD as the leading cause of death. PRO 140 is also being investigated in animal models of cancer progression and autoimmunity with positive results. Our animal studies in GvHD have been submitted for publication in peer-reviewed journals.

As we progress in evaluating PRO 140 in different pathways of human disease and inflammation, we are encouraged by the opportunity to build a broad pipeline of indications.

Other Product Candidates

Until the clinical trials for PRO 140 have advanced further, we do not plan to devote any resources towards the development, research, testing, approval or commercialization of other product candidates.

PRO 140 Acquisition and Licensing Arrangements

We acquired PRO 140, as well as certain other related assets, including the existing inventory of PRO 140 bulk drug substance, intellectual property, and FDA regulatory filings, pursuant to an Asset Purchase Agreement, dated as of July 25, 2012 (the “Progenics Purchase Agreement”), between CytoDyn and Progenics. On October 16, 2012, we paid to Progenics $3,500,000 in cash to close the transaction. We are also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-U.S. equivalent, which was paid during the fiscal year ended May 31, 2016; (ii) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. During the year ended May 31, 2016, we paid $1.5 million of such milestones owed to Progenics as a result of the first dosing in a U.S. Phase 3 trial. To the extent that such milestone payments and royalties are not timely made, under the terms of the Progenics Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to us thereunder.

Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to us in the Progenics Purchase Agreement, pursuant to which we have an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement and must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial, which was paid during the fiscal year ended May 31, 2016; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. During the year ended May 31, 2016, we paid $1 million of such milestones. To the extent that such milestone payments and royalties are not timely made, under the terms of the PDL License, AbbVie Inc. has certain termination rights relating to our license of PRO 140 thereunder. Pursuant to the foregoing Progenics Purchase Agreement and PDL License, we accrued an expense of $2,500,000 as of May 31, 2015 in connection with the anticipated milestone payments related to the first patient dosing in a Phase 3 clinical trial, all of which was paid during the fiscal year ended May 31, 2016.

Effective July 29, 2015, we entered into a License Agreement (the “Lonza Agreement”) with Lonza Sales AG (“Lonza”) covering Lonza’s “system know-how” technology with respect to CytoDyn’s use of proprietary cell lines to manufacture new PRO 140 material. The Lonza Agreement required payment of £600,000 (approximately US$915,000) by December 15, 2015, which was timely paid. In connection with this license agreement, we became the primary obligor of an additional £600,000, which was accrued in the first quarter of the fiscal year ended May 31, 2016 and was timely paid by June 30, 2016. Using the foreign currency exchange rates at the time of payment, our license fee payment approximated US$807,000. Future annual license fees and royalty rate will vary depending on whether we manufacture PRO 140 ourselves, utilize the third-party licensor as a contract manufacturer, or utilize an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 when it serves as the manufacturer. However, we currently use an independent party as a contract manufacturer. If that arrangement continues, the annual license fee of £300,000 would continue to apply, as well as a royalty of 1.0% of the net selling price upon commercialization of PRO 140 (excluding value added taxes and similar amounts).

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

Generally, patents issued in the U.S. are effective for either (i) 20 years from the earliest asserted filing date, if the application was filed on or after June 8, 1995, or (ii) the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date, if the application was filed prior to that date. A U.S. patent, to be selected by us upon receipt of FDA regulatory approval, may be subject to up to a five-year patent term extension in certain instances. While the duration of foreign patents varies in accordance with the provisions of applicable local law, most countries provide for a patent term of 20 years measured from the application filing date and some may also allow for patent term extension to compensate for regulatory approval delay. We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. We currently anticipate that, absent patent term extension, patent protection relating to the PRO 140 antibody itself will start to expire in 2023, certain methods of using PRO 140 will start to expire in 2026, and certain formulations comprising PRO 140 will start to expire in 2031.

Patents do not enable us to preclude competitors from commercializing drugs in direct competition with our products that are not covered by granted and enforceable patent claims. Consequently, patents may not provide us with any meaningful competitive advantage. See related risk factors under the heading “Risk Factors” below. We may also rely on data exclusivity, trade secrets and proprietary know-how to develop and attempt to achieve a competitive position with our product candidates. We generally require our employees, consultants and partners who have access to our proprietary information to sign confidentiality agreements in an effort to protect our intellectual property.

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

Information with respect to our current patent portfolio as of May 31, 2017, is set forth below.

	Number of Patents		Expiration	Number of Patent Applications
Product Candidates	U.S.	International	Dates(1)	U.S.	International
PRO 140(2)	8	26	2017-2031	7	28

(1)	Patent term extensions and pending patent applications may extend periods of patent protection.
(2)	PRO 140 patents and applications relate to HIV-1 and GvHD treatments.

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

Government Regulation

Regulation of Health Care Industry

The health care industry is highly regulated, and state and federal health care laws and regulations are applicable to certain aspects of our business. For example, there are federal and state health care laws and regulations that apply to the conduct of clinical research, the business relationships between health care providers and suppliers and the privacy and security of health information.

Regulation of Products

The design, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products is regulated by numerous third parties, including the FDA, foreign governments, independent standards auditors and our customers.

In the United States, biological products such as PRO 140 have long been subject to regulation by various federal and state agencies, primarily as to product research, development, approval, safety, efficacy, manufacturing, advertising, labeling, import, export and safety reporting. The exercise of broad regulatory powers by the FDA through its Center for Biological Evaluation and Research and other functions continues to require from companies large amounts of testing and documentation prior to FDA approval of current and new biologic products and while they are marketed. When marketing commences, the FDA can ban certain biological products; detain or seize adulterated or misbranded biological products; order repair, replacement or refund of these products; and require notification of health professionals and others with regard to biological products that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Federal Food, Drug and Cosmetic Act, as amended, or the Public Health Service Act pertaining to certain biological products or initiate action for criminal prosecution of such violations.

The lengthy process of seeking drug approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

Pharmaceutical products such as PRO 140 may not be commercially marketed without prior approval from the FDA and comparable agencies in foreign countries. In the United States, the process for obtaining FDA approval for products like PRO 140 typically includes pre-clinical studies, the filing of an Investigational New Drug application, or IND, human clinical trials and filing and approval of either a New Drug Application, or NDA, for chemical pharmaceutical products, or a BLA (biologics license application) for biological pharmaceutical products, such as PRO 140. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and proposed clinical trial protocols and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent institutional review board, or IRB, for approval. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials, during which time the FDA has an opportunity to review the IND and raise concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, they must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, protocols for new clinical trials must be submitted to the FDA and the FDA, an IRB or we may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Our non-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice, or GLP, and Good Clinical Practice, or GCP, requirements, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the National Institutes of Health, or NIH.

The results of the pre-clinical and clinical testing, chemistry, manufacturing and control information and proposed labeling are then submitted to the FDA in the form of either an NDA or BLA for review and potential approval to commence commercial sales. Unless an exemption applies, a substantial user fee must accompany the application. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information in a complete response letter, or deny the approval if it determines that the NDA or BLA does not provide an adequate basis for approval. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of an NDA or BLA and may require additional testing. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter, which authorizes commercial marketing of the product with specific prescribing information for specific indications, and sometimes with specified post-marketing commitments. Any approval required from the FDA might not be obtained on a timely basis, if at all.

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practices, or cGMPs. In complying with cGMPs, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at any contract manufacturing facilities that we use. A successful inspection of the manufacturing facility by the FDA is a prerequisite for final approval of a biological product like PRO140. Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA. We also may face similar inspections coordinated by the EMEA, by inspectors from particular E.U. member countries that conduct inspections on behalf of the European Union and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

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

Once a BLA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports to the FDA, recordkeeping, product sampling and distribution, and, as discussed above, may be subject to mandatory post-market study and REMS requirements. In addition, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, a drug or biologic may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA also requires substantiation of any claims of superiority of one product over another, including the requirement that such claims be proven by adequate and well-controlled head-to-head clinical trials. The FDA also requires all promotional materials that discuss the use or effectiveness of a prescription drug or biologic to disclose in a balanced manner the risks and safety profile of the product.

The U.S. Department of Justice, or DOJ, the Office of the Inspector General of the Department of Health and Human Services, or OIG, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In addition, our relationships with doctors and other healthcare professionals are regulated by the DOJ, the OIG and other law enforcement and regulatory agencies under the federal Anti-Kickback Statute, the False Claims Act, the Sunshine Act, and similar and related federal and state laws. Violations of these laws can result in significant liability, criminal penalties and being barred from government reimbursement programs such as Medicare and Medicaid.

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

Registrational Clinical Trials Process

Described below is the traditional registrational drug development track. Our current business strategy is to focus primarily on our PRO 140 Phase 2b/3 pivotal and investigative trials, to manage our Phase 2 trial for GvHD and to continue to explore other immunologic indications for PRO 140, as described above.

Phase 1

Phase 1 includes the initial introduction of an investigational new drug or biologic into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in a small number of healthy volunteer patients. These studies are designed to determine the metabolic and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects are obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. Phase 1 studies of PRO 140 have been conducted and completed by or on behalf of Progenics by certain principal investigators prior to our acquisition of PRO 140.

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

Phase 3

Phase 3 studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually involve significantly larger groups of patients, and considerable additional expense. We were required to pay significant fees to third parties upon the first patient dosing in a Phase 3 trial of PRO 140, and we may be required to make additional fee payments to third parties upon the completion of additional milestones. See the discussion under the subheading “PRO 140 Acquisition and Licensing Arrangements” above.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our development efforts may compete with more established biotechnology companies that have significantly greater financial and managerial resources than we do.

Advancing PRO 140 to commercialization is our highest priority. PRO 140 blocks a cell receptor called CCR5, which is the entry point for most strains of HIV virus. Pfizer’s Maraviroc (Selzentry®) is the only currently approved CCR5 blocking agent. Maraviroc, like all other HIV approved drugs, must be taken daily and are believed to have significant side effects. For these reasons, we believe that our lead product, PRO 140, a monoclonal antibody, may prove to be useful in patients that cannot tolerate existing HIV therapies or desire a respite from those therapies. Nonetheless, manufacturers of current therapies, such as Pfizer, Gilead Sciences, Merck, Bristol-Myers Squibb and ViiV Healthcare, are very large, multi-national corporations with significant resources. We expect that these companies will compete fiercely to defend and expand their market share.

To construct a HAART regimen, three drugs from two classes of drugs are typically needed. Currently there are only five different classes of drugs. Each class of drugs has many drugs available in that class except the entry inhibitor (EI) class. The only drug in EI class approved by the FDA is Maraviroc, a drug taken orally twice a day. If approved, we believe that PRO 140 will be the only approved drug outside of the main four classes of drugs approved for HIV since 2007.

The only other monoclonal antibody in clinical development for HIV, that we are aware of, is TMB-335 referred to as ibalizumab being developed by TiaMed Biologics. Ibalizumab targets the CD4 receptor on T-cells which is one of the two co-receptors required for HIV entry into T-cells. However, CD4 is the T-cell receptor for recognizing targets of the immune response and critical for immunologic responses. We believe that targeting CD4 will interfere with immune function to an undesirable extent and if developed further will vastly limit the potential of ibalizumab as an effective anti-HIV therapy.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of PRO 140. We expect to depend on third-party manufacturing organizations and suppliers for all of our clinical trial quantities of PRO 140, in addition to previously manufactured supplies of PRO 140. We continue to explore alternative manufacturing sources, in order to ensure that we have access to sufficient manufacturing capacity in order to meet potential demand for PRO 140 in a cost-efficient manner.

We have engaged a contract manufacturing organization (“CMO”) to initiate the scale-up to commercial batch quantities of product, and develop the necessary controls and specifications to manufacture product on a consistent and reproducible manner. We have also contracted with a suitable CMO who will fill, label, and package product into the final commercial package for commercial sale. In order to commercialize product, this scaled-up material will need to be validated under best practices, and demonstrated to meet approved specifications on an ongoing basis. GMP material will be produced, as needed, to support clinical trials for all therapeutic indications and until commercial product is approved by the FDA. We will rely on CMO’s for all of our developmental and commercial needs.

Research and Development Costs

Our research and development expenses totaled approximately $20.2 million and $13.7 million for the fiscal years ended May 31, 2017 and May 31, 2016, respectively. We expect our research and development expenses to continue to increase in future periods as the activity within our clinical trials expands and our biologics manufacturing processes and related regulatory compliance activities increase.

Employees and Consultants

We have six full-time employees, as well as several independent consultants assisting us with our clinical trials of PRO 140 and manufacturing activities. There can be no assurances, however, that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

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

We have not generated any revenue from product sales, licensing, or other potential sales to date. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. Our current drug candidate is in the later stages of clinical trials, and we expect to continue with significant additional clinical trial activities and the ongoing preparation of a BLA for an anticipated filing in 2018, before we can seek the regulatory approvals necessary to begin commercial sales. During the fiscal years ended May 31, 2017 and 2016, we incurred net losses of approximately $25.8 million and $25.7 million, respectively, and at May 31, 2017, we had an accumulated deficit of approximately $123.0 million and a stockholders’ deficit of $1.1 million. We expect to incur losses for the foreseeable future as we continue development of, and seek regulatory approvals for, our drug candidate and commercialize any approved product usages. If our current drug candidate fails to gain regulatory approval, or if it or other candidates we own do not achieve approval and market acceptance, we will not be able to generate any revenue, or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate revenue and eventually become and remain profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

We will need substantial additional funding for our clinical trials and to operate our business, and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

The discovery, development, and commercialization of new treatments, such as our PRO 140 product candidate, entail significant costs. We expect the total estimated expenses for our pivotal Phase 2b/3 combination therapy trial may range from approximately $8 million to $9 million and the total estimated expenses for our Phase 2b/3 monotherapy trial may range from $15 million to $17 million. Our total estimated expenses for the Phase 2 GvHD trial are approximately $4 million. In addition, to the extent further development and clinical trials of PRO 140 and other products continue to appear promising and we elect to fund its development and commercialization, we will need to raise substantial additional capital, or enter into strategic partnerships, to enable us to:

•	fund clinical trials and seek regulatory approvals;

•	access manufacturing and commercialization capabilities;

•	pay required license fees, milestone payments, and maintenance fees to Progenics (from which we acquired our PRO 140 product candidate), Lonza and AbbVie Inc. (formerly PDL);

•	develop, test, and, if approved, market our product candidate;

•	acquire or license additional internal systems and other infrastructure;

•	hire and support additional management and scientific personnel; and

•	explore additional indications for PRO 140, such as in the area of immunology.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through strategic alliances. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials, collaborative development programs or future commercialization initiatives. In addition, any additional funding that we do obtain will dilute the ownership held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock is lower at the time of any financing. Regardless, the economic dilution to stockholders will be significant if our stock price does not increase significantly, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified potential sources for the additional financing that we will require, and we do not have commitments from any third parties to provide any future financing. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial condition and stock price would be adversely affected.

The amount of financing we require will depend on a number of factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•	our stock price, which, if it declines, would serve as a disincentive to holders of our convertible promissory notes, totaling approximately $1.1 million in face amount of notes at May 31, 2017 (and approximately $5.0 million at July 10, 2017), to exercise their conversion rights, thereby increasing the probability that repayment of principal plus accrued interest will be required or that the terms of such notes will need to be renegotiated in fiscal 2018;

•	the costs of our two Phase 2b/3 clinical trials for PRO 140 for HIV-related treatments, our Phase 2 clinical trial for GvHD and other clinical trials and development activities conducted by us directly, and our ability to successfully conclude the studies and achieve favorable results;

•	our ability to attract strategic partners to pay for or share costs related to our product development efforts;

•	the costs and timing of seeking and obtaining regulatory approvals and making related milestone payments due to Progenics, Lonza and AbbVie Inc.;

•	the costs of filing, prosecuting, maintaining and enforcing patents and other intellectual property rights and defending against potential claims of infringement;

•	decisions to hire additional scientific or administrative personnel or consultants;

•	our ability to manage administrative and other costs of our operations; and

•	the presence or absence of adverse developments in our research program.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

•	the costs and results of our two Phase 2b/3 clinical trials for HIV-related treatments, our Phase 2 clinical trial for GvHD, and other clinical trials we are undertaking or may in the future pursue with PRO 140;

•	the time and costs involved in our CMC activities;

•	the time and costs involved in our BLA preparation activities;

•	the time and costs involved in obtaining regulatory approvals;

•	whether our outstanding convertible notes are converted into equity or we receive additional cash upon the exercise of our outstanding common stock warrants;

•	whether we receive additional cash upon the exercise of our outstanding options and warrants for common stock;

•	whether we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

•	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

•	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

If we fail to raise additional funds on a timely basis we will need to scale back our business plans, which would adversely affect our business, financial condition, and stock price, and we may even be forced to discontinue our operations and liquidate our assets.

We have significant debt as a result of recent financings and may incur more in the near future, all of which is scheduled to mature on January 31, 2018. Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

Our level of debt, which includes convertible promissory notes totaling approximately $1.1 million in face amount at May 31, 2017 (and approximately $5.0 million at July 10, 2017), could have significant consequences for our future operations, including, among others:

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

Under the Progenics Purchase Agreement, the PDL License and the Lonza Agreement, we must pay to Progenics, AbbVie Inc. (formerly PDL) and Lonza significant milestone payments, license fees for “system know-how” technology and royalties. In order to make the various milestone and license payments that are required, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of any future sales if we do receive regulatory approval and seek to commercialize PRO 140. To the extent that such milestone payments and royalties are not timely made, under each their respective agreements, Progenics has certain repurchase rights relating to the assets sold to us, and AbbVie Inc. has certain termination rights relating to our license of PRO 140 under the PDL License. For more information, see “Business—PRO 140 Acquisition and Licenses,” as well as the Progenics Purchase Agreement, the PDL License and the Lonza Agreement, each of which are filed, respectively, as Exhibits 2.1, 10.15 and 10.21 to this Form 10-K.

Clinical trials are expensive, time-consuming and subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design, implement and manage. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use and any safety concerns relating to a drug candidate. The commencement and completion of clinical trials could be delayed or prevented by many factors, including, but not limited to:

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

Although PRO 140 has been designated for fast track approval by the FDA, our ability to obtain accelerated approval may be lost.

The FDA designated PRO 140 for fast track consideration in 2006. The letter ascribing this designation stated that, if the clinical development program pursued for PRO 140 did not continue to meet the criteria for fast track designation, the Investigational New Drug (“IND”) application would not be reviewed under the fast track program. There is no assurance that the FDA will ultimately consider PRO 140 for approval on an accelerated basis. Failure to maintain eligibility for fast track review will likely result in requirements for longer or additional clinical trials and a slower approval process, resulting in additional costs and, therefore, additional capital, which will likely result in further delay in the potential realization of revenues from commercialization of PRO 140.

Although we have applied with the FDA for breakthrough therapy designation for PRO 140, for certain HIV-related treatments, such a designation may not lead to a faster development or regulatory review or approval process, and it may not increase the likelihood that PRO 140 will receive marketing approval in the United States.

We applied with the FDA for breakthrough therapy designation for PRO 140, for certain HIV-related treatments. The FDA, in its comments to us, stated that we had insufficient data related to the population for which we were requesting such designation and we currently plan to submit additional data to the FDA as it becomes available to us from our Phase 2b/3 combination pivotal trial. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the applicant can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may, in some cases, also be eligible for accelerated approval.

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

We have applied with the FDA for designation of PRO 140 as an “orphan” drug, in connection with our Phase 2 trial for GvHD. The FDA, in its comments, requested certain additional data from specific animal studies, which we have recently submitted. Under the Orphan Drug Act, the FDA may designate a drug for relatively small patient populations as an “orphan” drug, if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.

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

Even if we obtain orphan drug exclusivity for PRO 140, that exclusivity may not effectively protect the product from competition, because FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

We may seek to enter into a strategic alliance with a pharmaceutical company for the further development and approval of one or more of our product candidates. Strategic alliances potentially provide us with additional funds, expertise, access, and other resources in exchange for exclusive or non-exclusive licenses or other rights to the technologies and products that we are currently developing or may explore in the future. We cannot give any assurance that we will be able to enter into strategic relationships with a pharmaceutical company or others in the near future or at all, or maintain our current relationships. In addition, we cannot assure you that any agreements we do reach will achieve our goals or be on terms that prove to be economically beneficial to us. When we do enter into strategic or contractual relationships, we become dependent on the successful performance of our partners or counterparties. If they fail to perform as expected, such failure could adversely affect our financial condition, lead to increases in our capital needs, or hinder or delay our development efforts.

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

Our product candidates are subject to the risks of failure inherent in drug-related product development. Preclinical studies may not yield results that adequately support our regulatory applications. Even if these applications are filed with respect to our product candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. In addition, even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. If regulatory authorities do not approve our products, or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business, results of operations and financial condition would be harmed.

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

In order to conduct larger-scale or late-stage clinical trials, we need to maintain sufficient product inventory. A failure to manufacture a product candidate in a timely manner or unexpected failure of product in inventory due to unacceptable test results may lead to significant delays in clinical development. For commercialization of any resulting product, if that candidate is approved for sale, we will need to manufacture it in larger quantities while preserving its quality. Our contract manufacturing organization may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during development, scale-up and validation of commercial manufacturing processes. If we are unable to successfully develop robust, commercial-scale processes to manufacture our product candidates in sufficient quality and quantity, the regulatory approval or commercial launch of such product candidates may be delayed, which could significantly harm our business.

We may be subject to potential product liability and other claims that could materially affect our business and financial condition.

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

Legislative, regulatory, or medical cost reimbursement changes may adversely affect our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of May 31, 2017, our disclosure controls and procedures and internal control over financial reporting were effective. Prior to the fiscal year ended May 31, 2017, our disclosure controls and procedures and internal control over financial reporting were not effective due to material weaknesses in our internal control over financial reporting related to inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

Any failure to maintain our improved controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

We are subject to the regulation and oversight of the U.S. Securities and Exchange Commission (the “SEC”) and state regulatory agencies, in addition to the FDA. As a result, we may face legal or administrative proceedings by these agencies. We are unable to predict the effect of any investigations on our business, financial condition or reputation. In addition, publicity surrounding any investigation, even if ultimately resolved in our favor, could have a material adverse effect on our business.

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended May 31, 2017. A going concern opinion means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

Risks Relating to Our Common Stock

The significant number of shares of common stocks issuable upon the exercise of outstanding common stock options and warrants could adversely affect the trading price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of May 31, 2017, we have 8,402,281 shares subject to outstanding options under our stock option plans 7,543,807 shares reserved for future issuance under our equity compensation plan and 69,457,345 shares issuable upon exercise of outstanding warrants. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

The price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From June 1, 2015 through May 31, 2017, the market price of our common stock has fluctuated from a high of $1.57 per share in the quarter ended May 31, 2016, to a low of $0.46 per share in quarter ending May 31, 2017. The volatile nature of our common share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation and perception, all of which may be independent of fundamental valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common stock is quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

If we implement a reverse stock split, there can be no assurances that the price per share of our common stock will increase proportionately with the reverse stock split, or at all.

Our stockholders have currently authorized our Board of Directors to implement a reverse stock split at a ratio of any whole number between one-for-two and one-for-eight, as determined by our Board of Directors, with no reduction in the total number of authorized shares of our common stock, at any time before August 24, 2017, if and as determined by our Board of Directors. At our 2017 annual meeting of stockholders, which is scheduled to occur on August 24, 2017, we are seeking approval from our stockholders for a reverse stock split at a ratio of any whole number between one-for-two and one-for-ten, as determined by our Board of Directors, and a simultaneous reduction in the total number of authorized shares of our common stock to 200,000,000, at any time before August 24, 2018, if and as determined by our Board of Directors.

Reducing the number of outstanding shares of our common stock through a reverse stock split is intended, absent other factors, to increase the per share market price of our common stock in preparation for a potential uplisting to a national securities exchange. However, other factors, such as our financial results, market conditions and the market perception of our business, may adversely affect the market price of our common stock. As a result, there can be no assurance that the reverse stock split, if completed, will result in making our common stock more attractive to a broader range of institutional and other investors, that the per share market price of our common stock will increase following the reverse stock split or that the per share market price of our common stock will not decrease in the future. Additionally, we cannot assure shareholders that the per share market price per share of our common stock after the reverse stock split, if completed, will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. Accordingly, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split.

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

If the beneficial ownership of our stock becomes highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Currently, our Board of Directors has the authority to designate and issue up to 4,600,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

The following are high and low bid prices quoted on the OTCQB during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Fiscal Year Ended May 31, 2017:
First quarter ended August 31, 2016	$1.49	$0.96
Second quarter ended November 30, 2016	$1.08	$0.61
Third quarter ended February 28, 2017	$0.84	$0.66
Fourth quarter ended May 31, 2017	$0.73	$0.46

Fiscal Year Ended May 31, 2016:
First quarter ended August 31, 2015	$1.08	$0.70
Second quarter ended November 30, 2015	$0.99	$0.67
Third quarter ended February 29, 2016	$1.40	$0.64
Fourth quarter ended May 31, 2016	$1.57	$0.76

Holders

The number of record holders of our common stock on May 31, 2017, was approximately 540.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board. We have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations.

Holders of 92,100 shares of Series B Preferred Stock are entitled to receive, in preference to the common stock, annual cumulative dividends equal to $0.25 per share per annum from the date of issuance, which shall accrue, whether or not declared. At the time shares of Series B Preferred Stock are converted into common shares, accrued and unpaid dividends will be paid in cash or with common shares. In the event we elect to pay dividends with common shares, the shares issued will be valued at $0.50 per share. As of June 30, 2017, if we declared a dividend and elected pay such dividend in the form of common stock, approximately 345,000 shares of common stock would be issued in the form of dividend.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the year ended May 31, 2017 or subsequent interim period.

Item 6.	Selected Financial Data.

Because we are entitled to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

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

Business Highlights

Over the past two fiscal years ending May 31, 2017 and 2016, we commenced several initiatives to advance our lead product candidate, PRO 140. The following is a brief summary of key accomplishments:

•	Raised approximately $51.0 million, net of offering costs, in capital through equity offerings;

•	Raised approximately $1.1 million in capital through short-term private convertible debt offerings (and approximately $3.9 million through July 10, 2017);

•	Received approximately $0.9 million in proceeds from the exercise of warrants;

•	Induced the conversion of approximately $2.7 million in aggregate principal amount of convertible promissory notes into common stock resulting in the retirement or conversion of all previously outstanding debt;

•	Successfully concluded the Phase 2b clinical trial for a PRO 140 monotherapy study for HIV;

•	Obtained FDA clearance to initiate an extension study of the Phase 2b monotherapy trial for HIV;

•	Obtained FDA clearance to initiate two Phase 2b/3 clinical trials for patients with HIV, one of which is a pivotal trial;

•	Obtained FDA clearance to initiate a Phase 2 trial for GvHD, the first non-HIV or immunologic clinical indication for PRO 140;

•	Obtained FDA clearance for a compassionate use protocol to accommodate one patient and obtained FDA clearance for a roll over protocol for other patients who are successfully completing the Phase 2b/3 combination therapy trial and wish to continue with PRO 140 as part of their treatment;

•	Further advanced preparations for the manufacturing of new cGMP PRO 140 antibody material and engaged a new contract manufacturing organization;

•	Organized and implemented a comprehensive team to commence preparation of our biologics license application; and

•	Expanded the exploration of additional immunologic indications for PRO 140.

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy. Our Phase 2b treatment substitution trial for HIV, as monotherapy, was initially completed in January 2015. Several patients are continuing in extension studies of this monotherapy trial by taking a weekly injection of PRO 140. Results from these extension studies thus far indicate that eight of the nine patients in this study have surpassed two and one-half years of suppressed viral load through a successful monotherapy of PRO 140 and are approaching three years of suppressed viral load with a monotherapy.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy. Our Phase 2b/3 trial for PRO 140 as a combination therapy with existing HAART drug regimens initially had a 25-week trial protocol with a requirement for 300 patients. The FDA subsequently reduced this requirement to 150 patients. In October 2016, the FDA agreed to further protocol modifications, including a further reduction in the number of patients required from 150 patients to 30 patients and lowering the primary endpoint for viral load reduction from 0.7log to 0.5log. Based upon the new protocol modifications, we estimate that the total costs for this trial will be approximately $8 million to $9 million. Patient enrollment is expected to be completed in July 2017, and we will announce whether the trial has achieved its primary endpoint as soon as that determination is available.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy. Our Phase 2b/3 investigative trial is a strategic trial requiring 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is to assess the clinical safety of the PRO 140 monotherapy regimen and to evaluate the proportion of participants experiencing suppressed viral load. The secondary endpoint is the length of time to virologic failure. The first patients were enrolled in December 2016. To accelerate enrollment, we anticipate increasing the number of sites, following the completion of enrollment for our Phase 2b/3 pivotal combination therapy trial. Our original estimates for the total cost of this trial ranged from $15.0 million to $17.0 million, but these estimates will need to be updated upon determining the number of additional sites. We expect enrollment to be completed by the end of calendar 2017.

Phase 2 Trial for Graft-versus-Host Disease. Our Phase 2 study for Graft-versus-Host Disease (“GvHD”) explores the first non-HIV immunologic indication for PRO 140. This trial is a randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May 2017. We estimate that the cost for this trial will be approximately $3.5 million to $4.0 million.

Rollover Study for HIV, as Combination Therapy. Our rollover study is an FDA-cleared study designed for patients who have successfully completed our Phase 2b/3 pivotal trial for HIV, as combination therapy, and whose treating physicians request continued access to PRO 140 therapy. If this study enrolls 30 patients from the Phase 3 trial and all patients remain in the study for one year, we estimate that the cost of this study would be approximately $3.5 million to $4.0 million.

Results of operations for the year ended May 31, 2017, compared to May 31, 2016, are as follows:

For the years ended May 31, 2017 and 2016, we had no activities that produced revenues from operations.

For the years ended May 31, 2017 and 2016, we incurred net losses of approximately $25.8 million and $25.7 million, respectively. The increase in net loss of approximately $0.1 million for fiscal 2017 over fiscal 2016 was primarily attributable to an increase in research and development, offset by the non-cash benefit from a change in derivative liability and substantially lower interest expense. The loss per share for the fiscal year ended May 31, 2017 was $(0.19) compared to $(0.27) for the prior fiscal year.

Total operating expenses for the years ended May 31, 2017 and 2016, were as follows:

	2017	2016
General and administrative:
Salaries and other compensation	$2,333,000	$1,341,000
Stock-based compensation	1,205,000	2,353,000
Other	3,222,000	3,388,000

Total general and administrative	6,760,000	7,082,000
Research and development	20,206,000	13,731,000
Amortization and depreciation	367,000	362,000

Total operating expenses	$27,333,000	$21,175,000

The increase in fiscal 2017 total operating expenses of approximately $6.2 million, or 29%, over fiscal 2016 was primarily related to the increased research and development, offset in part by moderately lower general and administrative expenses.

Salaries and other compensation increased approximately $1.0 million in fiscal year 2017 over fiscal year 2016 due to additional employees and related expenses.

Stock-based compensation (a non-cash expense) decreased approximately $1.1 million, or 49%, in fiscal 2017, from fiscal 2016 due to the granting of long-term incentive stock options covering a fewer number of shares for management.

Other operating expenses of approximately $3.2 million for fiscal 2017 decreased approximately $166,000, or 5%, from fiscal 2016 as a result of increased insurance costs and travel, offset in part by reductions in professional fee expenses.

Research and development (“R&D”) expenses of approximately $20.2 million for fiscal 2017 increased approximately $6.5 million over fiscal 2016 principally due to additional clinical trial and manufacturing expenses and the acceleration of non-clinical related expenses required for the BLA submission. The fiscal 2017 R&D expenditures were primarily devoted to: (1) advancing clinical trials of PRO 140 for the extension study of the Phase 2b monotherapy trial, one pivotal Phase 2b/3 combination therapy trial, one investigative Phase 2b/3 monotherapy trial, initiation of a Phase 2 GvHD trial, (2) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements of a future BLA filing and to advance the preparations for manufacturing new PRO 140 and (3) preparation of the non-clinical section necessary to complete the BLA filing with the FDA.

We expect R&D expenses to continue to increase in future periods, as the activity within our clinical trials expands and the biologics manufacturing processes and related regulatory compliance activities increase, all of which support our objectives to advance the preparation for an anticipated BLA filing in 2018.

We record research and development expenses where directly identifiable as follows:

	Year Ended May 31,
	2017	2016
Research and development:
Clinical	$9,846,000	$6,468,000
Non-Clinical	691,000	21,000
CMC Manufacturing	8,998,000	6,214,000
Licenses and patent fees	671,000	1,028,000

Total research and development	$20,206,000	$13,731,000

For the fiscal years ended May 31, 2017 and May 31, 2016, we recognized non-cash benefits associated with the fair value of a derivative liability of approximately $2.2 million and $0.6 million, respectively. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash benefit or a non-cash charge.

The derivative liability for fiscal 2017 arose from our issuance of warrants to investors and the placement agent in connection with the September 2016 registered direct equity offering. The warrants contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrantholder has the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480 and ASC 815 and are recorded at fair value.

The derivative liability for fiscal 2016 related to a provision for potential adjustment of the conversion rate of a note, commonly known as an anti-dilution or “down round” provision. The note was converted into common stock in June 2015.

Interest expense for fiscal 2017 totaled approximately $0.6 million, all of which was non-cash, and was primarily due to the derivative liability arising from the issuance of certain warrants. Interest expense for fiscal 2017 declined approximately $4.1 million from fiscal 2016 owing to the non-comparable inducement interest expense incurred in fiscal 2016 and the conversion or repayment of all previously outstanding debt.

The future trends in all expenses will be driven, in part, by the future outcomes of our clinical trials and the correlative effect on general and administrative expenses, especially FDA regulatory requirements for the preparation of filing a BLA, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. Our ability to continue to fund operations will continue to depend on our ability to raise additional capital. See, in particular, Item 1A “Risk Factors” above.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $1.8 million as of May 31, 2017, compared with approximately $9.6 million as of May 31, 2016. The net decrease in cash from a year ago was attributable to net cash used in operating activities of approximately $26.7, offset in part by net cash provided by financing activities of approximately $18.9 million.

As of May 31, 2017, we had negative working capital of approximately $23,000, which compares to positive working capital of $7.9 million at May 31, 2016.

Cash Flows

Net cash used in operating activities totaled approximately $26.7 million during fiscal year 2017, which represents an increase of approximately $1.9 million from net cash used in operating activities of approximately $24.8 million in fiscal 2016. The increase in the net cash used in operating activities for fiscal 2017, as compared to fiscal 2016, was primarily attributable to an increase in prepaid expenses of approximately $1.6 million, lower stock-based compensation of approximately $1.1 million, a reduction in non-cash interest expense components and debt discount amortization of approximately $3.8 million and a non-comparable loss on extinguishment of debt of approximately $0.6 million, offset in part by increased accounts payable of approximately $6.9 million, coupled with the change in fair value of derivative liability of approximately $1.5 million.

Net cash provided by financing activities of approximately $18.9 million for the year ended May 31, 2017 included net proceeds of approximately $17.3 million from equity offerings, proceeds of approximately $0.4 million from the exercise of warrants and proceeds from short-term convertible notes of approximately $1.1 million.

As reported in the accompanying financial statements, we incurred net losses for fiscal years ended May 31, 2017 and 2016 of approximately $25.8 million and $25.7 million, respectively. We had no activities that produced revenue in the periods presented and have sustained sizable operating losses since inception. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and achieve a level of profitability. Since inception, we have financed our activities principally from the public and private sale of equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance future operating activities and working capital needs largely from the sale of equity securities and debt securities, combined with additional funding from other traditional financing sources. The sale of equity and convertible debt securities may result in dilution to stockholders and those securities may have rights senior to those of common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangements could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated needs. On August 26, 2016, we filed a registration statement on Form S-3 universal shelf registration statement covering $100 million of securities. On September 9, 2016, the registration statement was declared effective. We intend to utilize this shelf registration statement to raise additional capital through the sale of securities. As of June 30, 2017, we had approximately $81.6 million remaining available to be issued under this shelf registration statement. Additional capital, if available, may not be available on reasonable terms or at all. If we are unsuccessful in raising additional capital in the future, we may be required to reduce or cease operations. Please refer to the risk factors herein under Item 1.A.

Capital Requirements

We have not generated revenue to date, and will not generate product revenue in the foreseeable future. We expect to continue to incur sizable operating losses as we proceed with the clinical trials for PRO 140 and continue to advance it through the product development and regulatory process in an effort to seek FDA approval. In addition to increasing research and development expenses, we expect general and administrative and manufacturing expenses to increase, as we add resources associated with our current operational objective to file a BLA in 2018. We will require a significant amount of additional capital in the future to fulfill BLA requirements related to manufacturing PRO 140 for commercial use.

In connection with this undertaking, we entered into an arrangement with a third party CMO to provide process transfer, validation and manufacturing services for PRO 140. Management believes our CMO will best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for PRO 140. Management will continue to assess manufacturing capacity requirements as new market information becomes available. In the event that we terminate the agreement with our CMO, we may incur certain financial penalties which would become payable to the CMO. Conditioned on the timing of termination, the financial penalties may range from an approximate low of $1.2 million to an approximate high of $3.6 million. These CMO undertakings are anticipated to require approximately $25 million of additional capital over the next two calendar years, including the estimated costs to fill, label, and package product into the final commercial package for commercial sale.

We have entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, we have prepaid certain execution fees for direct services costs. The fees are reflected as a current asset and have an unamortized balance of approximately $4.1 million at May 31, 2017. In connection with our clinical trials, we have entered into separate project work orders for each trial with our CRO. In the event we were to terminate any trial, we may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.5 million. In the remote circumstance that we would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.8 million.

Under the Progenics Purchase Agreement, we acquired from Progenics PRO 140, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and FDA regulatory filings. On October 16, 2012, we paid $3,500,000 in cash to Progenics to close the acquisition transaction. We are also required to pay Progenics the following milestone payments and royalties: (i) $1,500,000 at the time of the first dosing in a U.S. Phase 3 trial or non-US equivalent, which was paid during the fiscal year ended May 31, 2016; (ii) $5,000,000 at the time of the first US new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (iii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis.

Payments to Progenics are in addition to payments due under the PDL License, between Protein Design Labs (now AbbVie Inc.) and Progenics, which was assigned to us in the PRO 140 transaction, pursuant to which the Company must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial, which was paid during the fiscal year ended May 31, 2016; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount.

As more fully described above, pursuant to the Lonza Agreement, we were obligated to Lonza for the approximate one-time amount of $807,000 (using exchange rates in effect at the time of payment) in connection with Lonza’s “system-know how” technology with respect to our use of proprietary cell lines to manufacture new PRO 140 material. This amount was previously accrued in the fiscal year ended May 31, 2016 and was timely paid to Lonza on June 30, 2016. Ongoing annual license fees with Lonza are £300,000 payable in December of each year.

As of the date of this filing, we have concluded that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

Going Concern

Our ability to continue as a going concern is dependent upon our ability to raise additional capital, commence operations and achieve a level of profitability. We have not generated revenue to date, and will not generate product revenue in the foreseeable future. We expect to continue to incur operating losses as we proceed with clinical trials with respect to PRO 140 and continue to advance it through the product development and regulatory process. In addition to increasing research and development expenses, we expect general and administrative and manufacturing costs to increase, as we add resources associated with our current operating objectives to file a BLA in 2018.

Our ability to continue as a going concern will be contingent upon our ability to raise additional capital to fund operations. If we are unsuccessful in raising additional capital in the future, we may be required to reduce or cease operations. See, in particular, Item 1A (Risk Factors) above.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and has a substantial accumulated deficit. As of May 31, 2017, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional operating capital, complete development of our product candidates, obtain FDA approval, outsource manufacturing of our products, and ultimately to attain profitability. We intend to seek additional funding through equity or debt offerings, licensing agreements or strategic alliances to implement our business plan. There are no assurances, however, that we will be successful in these endeavors.

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

We follow the provisions of FASB ASC 815 “Derivatives and Hedging” (“ASC 815”), FASB ASC 480 “Distinguishing liabilities from equity”, ASC 470, “Debt and debt with conversion and other options.” We have issued instruments that meet the criteria of derivative liabilities. Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variable (e.g., interest rates, security price, variable conversion rate or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. We have induced conversion of certain instruments with bifurcated conversion options. We have followed the general extinguishment model to record certain conversion and the extinguishment of derivative liabilities. We utilized a Binomial Lattice Model to value the conversion options, which utilizes assumptions that market participants would likely consider in negotiating the transfer of the convertible options, including early conversions. The assumptions in the model are subject to estimates and judgement.

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

As discussed in Notes 8 and 9 to the consolidated financial statements, we have significant license and contingent milestone and royalty liabilities. We must estimate the likelihood of paying these contingent liabilities periodically based on the progress of our clinical trials.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because we are entitled to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

CYTODYN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CytoDyn Inc.

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (the “Company”) as of May 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended May 31, 2017. Management of the Company is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CytoDyn, Inc. as of May 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytoDyn Inc.’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 19, 2017 expressed an unqualified opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $25,763,801 for the year ended May 31, 2017 and has an accumulated deficit of $122,989,715 through May 31, 2017, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC
Warren Averett, LLC
Certified Public Accounts
Tampa, Florida
July 19, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CytoDyn Inc.

We have audited CytoDyn Inc.’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CytoDyn Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on CytoDyn Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CytoDyn Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of May 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended May 31, 2017 of CytoDyn Inc., and our report dated July 19, 2017, expressed an unqualified opinion.

/s/ Warren Averett, LLC Warren Averett, LLC Certified Public Accountants Tampa, Florida July 19, 2017

CytoDyn Inc.

Consolidated Balance Sheets

	May 31,
	2017	2016
Assets
Current assets:
Cash	$1,775,583	$9,641,776
Prepaid expenses	207,314	141,714
Prepaid service fees	4,138,041	1,710,852

Total current assets	6,120,938	11,494,342
Furniture and equipment, net	17,281	24,550
Intangibles, net	1,917,219	2,267,239

Total assets	$8,055,438	$13,786,131

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,281,204	$2,467,973
Accrued liabilities and salaries	637,190	242,708
Accrued license fee	167,000	870,000
Convertible notes payable, net	1,058,611	—

Total current liabilities	6,144,005	3,580,681

Long-term liabilities:
Derivative liability	3,014,667	—

Total long-term liabilities	3,014,667	—

Total liabilities	9,158,672	3,580,681

Commitments and Contingencies	—	—

Stockholders’ (Deficit) Equity
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 and 95,100 shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively	92	95
Common stock, $0.001 par value; 350,000,000 and 250,000,000 shares authorized, 149,468,244 and 123,335,634 issued and outstanding at May 31, 2017 and May 31, 2016, respectively	149,468	123,336
Additional paid-in capital	121,736,921	107,307,933
Accumulated (deficit)	(122,989,715)	(97,225,914)

Total stockholders’ (deficit) equity	(1,103,234)	10,205,450

Total liabilities and stockholders’ (deficit) equity	$8,055,438	$13,786,131

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Operations

	Year ended May 31,
	2017	2016
Operating expenses:
General and administrative	$6,758,606	$7,082,475
Research and development	20,205,743	13,731,426
Amortization and depreciation	366,385	361,610

Total operating expenses	27,330,734	21,175,511

Operating loss	(27,330,734)	(21,175,511)
Interest income	15,167	7,918
Gain on settlement of accounts payable	—	72,898
Loss on extinguishment of convertible notes	—	(584,177)
Change in fair value of derivative liability	2,164,533	646,505
Interest expense:
Amortization of discount on convertible notes	—	(1,791,967)
Amortization of debt issuance costs	—	(604,625)
Amortization of discount on related party convertible notes	—	(94,344)
Interest related to derivative liability	(540,330)	—
Interest related to warrant extensions	(72,437)	(866,713)
Inducement interest	—	(1,194,887)
Interest on notes payable	—	(118,709)

Total interest expense	(612,767)	(4,671,245)

Loss before income taxes	(25,763,801)	(25,703,612)
Provision for taxes on income	—	—

Net loss	$(25,763,801)	$(25,703,612)

Basic and diluted loss per share	$(0.19)	$(0.27)

Basic and diluted weighted average common shares outstanding	138,004,461	95,437,594

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance May 31, 2015	95,100	$95	63,644,348	$63,644
Warrant issued related to conversion inducement	—	—	—	—
Modification of warrants related to conversion inducement	—	—	—	—
Debt discount due to reduction in note conversion price from ($0.75 to $0.675/share)	—	—	—	—
Conversion of convertible debt & accrued, unpaid interest to common stock ($0.675/share)	—	—	4,095,008	4,095
Conversion of convertible debt and extinguishment of derivative liability			5,274,656	5,275
Conversion of convertible debt & accrued, unpaid interest to common stock ($0.75/share)	—	—	792,201	792
Exercise of common stock warrants (cashless)	—	—	74,490	74
Exercise of common stock warrants ($0.50/share)	—	—	192,307	192
Exercise of common stock warrants ($0.75/share)	—	—	603,286	604
Stock-based compensation	—	—	—	—
Proceeds from private equity offering ($0.75/share)	—	—	44,357,838	44,358
Proceeds from private equity offering ($1.00/share)	—	—	4,301,500	4,302
Deferred offering costs	—	—	—	—
Net (loss) for year ended May 31, 2016	—	—	—	—

Balance at May 31, 2016	95,100	$95	123,335,634	$123,336

	Additional	Accumulated
	Paid-In Capital	Deficit	Total
Balance May 31, 2015	$60,766,047	$(71,522,302)	$(10,692,516)
Warrant issued related to conversion inducement	757,871	—	757,871
Modification of warrants related to conversion inducement	866,713	—	866,713
Debt discount due to reduction in note conversion price from ($0.75 to $0.675/share)	329,524	—	329,524
Conversion of convertible debt & accrued, unpaid interest to common stock ($0.675/share)	2,760,059	—	2,764,154
Conversion of convertible debt and extinguishment of derivative liability	4,727,239		4,732,514
Conversion of convertible debt & accrued, unpaid interest to common stock ($0.75/share)	593,360	—	594,152
Exercise of common stock warrants (cashless)	(74)		—
Exercise of common stock warrants ($0.50/share)	95,962	—	96,154
Exercise of common stock warrants ($0.75/share)	451,861	—	452,465
Stock-based compensation	2,353,194	—	2,353,194
Proceeds from private equity offering ($0.75/share)	33,224,106	—	33,268,464
Proceeds from private equity offering ($1.00/share)	4,297,198	—	4,301,500
Deferred offering costs	(3,915,127)	—	(3,915,127)
Net (loss) for year ended May 31, 2016	—	(25,703,612)	(25,703,612)

Balance at May 31, 2016	$107,307,933	$(97,225,914)	$10,205,450

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance May 31, 2016	95,100	$95	123,335,634	$123,336
Interest expense related to warrant extension		—		36
Stock-based compensation		—		—
Legal fees in connection with registered offerings		—		—
Proceeds from private equity offering ($1.00/share)		—	729,500	730
Proceeds from Registered Direct Offering ($0.75/share)		—	24,538,994	24,539
Offering costs related to equity offering		—		—
Debt discount related to convertible notes payable		—		—
Conversion of Series B Preferred ($0.50/share)	(3,000)	(3)	40,602	3
Proceeds from warrant exercise ($0.50/share)		—	730,765	730
Proceeds from warrant exercise ($0.75/share)		—	43,332	44
Cashless exercise of warrants		—	49,417	50
Net (loss) for the year ended May 31, 2017

Balance May 31, 2017	92,100	$92	149,468,244	$149,468

	Additional	Accumulated
	Paid-In Capital	Deficit	Total
Balance May 31, 2016	$107,307,933	$(97,225,914)	$10,205,450
Interest expense related to warrant extension	72,398	—	72,434
Stock-based compensation	1,204,791	—	1,204,791
Legal fees in connection with registered offerings	(280,883)	—	(280,883)
Proceeds from private equity offering ($1.00/share)	728,770	—	729,500
Proceeds from Registered Direct Offering ($0.75/share)	14,019,713	—	14,044,252
Offering costs related to equity offering	(1,804,249)	—	(1,804,249)
Debt discount related to convertible notes payable	91,389	—	91,389
Conversion of Series B Preferred ($0.50/share)	—	—	—
Proceeds from warrant exercise ($0.50/share)	364,653	—	365,383
Proceeds from warrant exercise ($0.75/share)	32,456	—	32,500
Cashless exercise of warrants	(50)	—	—
Net (loss) for the year ended May 31, 2017		(25,763,801)	(25,763,801)

Balance May 31, 2017	$121,736,921	$(122,989,715)	$(1,103,234)

See accompanying notes to consolidated financial statements

CytoDyn Inc.

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,763,801)	$(25,703,612)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	366,385	361,610
Amortization of debt issuance costs	—	604,625
Amortization of discount on convertible notes	—	1,791,967
Amortization of discount on related party notes	—	94,344
Interest expense associated with derivative liability	540,330	—
Gain on extinguishment of accounts payable	—	72,898
Change in fair value of derivative liability	(2,164,533)	(646,505)
Loss on extinguishment of convertible notes	—	584,177
Inducement interest expense	72,437	1,954,108
Stock-based compensation	1,204,791	2,353,194
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(2,492,789)	(864,817)
(Decrease) increase in accounts payable and accrued expenses	1,504,712	(5,412,640)

Net cash used in operating activities	(26,732,468)	(24,810,651)

Cash flows from investing activities:
Furniture and equipment purchases	(11,114)	(11,949)

Net cash used in investing activities	(11,114)	(11,949)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	19,133,755	37,569,964
Proceeds from warrant exercises	397,883	548,619
Proceeds from convertible notes payable	1,150,000	—
Payment of principal and interest on convertible notes payable	—	(789,140)
Payment of offering costs	(1,804,249)	(3,915,127)

Net cash provided by financing activities	18,877,389	33,414,316

Net change in cash	(7,866,193)	8,591,716
Cash, beginning of period	9,641,776	1,050,060

Cash, end of period	$1,775,583	$9,641,776

	Year Ended May 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$26,890

Non-cash investing and financing transactions:
Common stock issued upon conversion of convertible debt	$—	$7,947,342

Common stock issued or to be issued for accrued interest payable	$—	$143,479

Accounts payable extinguished through settlements	$—	$72,898

Financing costs associated with investor warrants	$819,200	$—

Debt discount associated with convertible notes payable	$91,389	$—

Derivative liability associated with certain warrants	$5,179,200	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2017

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

The Company has developed a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and graft-versus-host disease.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, AGTI and CVM, both of which are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2017 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or earnings per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $25,763,801 and $25,703,612 for the years ended May 31, 2017 and May 31, 2016, respectively, and has an accumulated deficit of $122,989,715 as of May 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its lead product candidate, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of its lead product candidate, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to its lead product candidate, and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at May 31, 2017 and May 31, 2016 approximated $1.5 million and $9.4 million, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the years ended May 31, 2017 and May 31, 2016. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for commercial use by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application (“BLA”), that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of May 31, 2017 and May 31, 2016, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

Fair Value of Financial Instruments

At May 31, 2017 and May 31, 2016, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of May 31, 2017 and May 31, 2016 is as follows:

	Fair Value Measurement at May 31, 2017 (1)		Fair Value Measurement at May 31, 2016
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$3,014,667	$3,014,667	$—	$—

Total liability	$3,014,667	$3,014,667	$—	$—

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of May 31, 2017 and May 31, 2016.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended May 31, 2017 and May 31, 2016:

Balance at May 31, 2015	$2,008,907
Note conversion June 24, 2015	(521,133)
Note conversion June 24, 2015	(841,269)
Fair value adjustments	(646,505)

Balance at May 31, 2016	$—

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(2,164,533)

Balance at May 31, 2017	$3,014,667

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

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of May 31, 2017, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 92,100 shares were outstanding. The remaining preferred shares authorized have no specified rights.

Debt Discount and Issuance Costs

During the year ended May 31, 2015, the Company incurred direct costs associated with the issuance of short-term convertible notes, as described in Note 4, and recorded approximately $709,000 of debt issuance costs and recorded approximately $-0- and $605,000 of related amortization for the years ended May 31, 2017 and May 31, 2016, respectively. During the year ended May 31, 2017, the Company incurred approximately $92,000 of debt discount related to convertible promissory notes issued with detachable warrants. The discount will be amortized over the life of the convertible promissory notes.

Offering Costs

During the years ended May 31, 2017 and May 31, 2016, the Company incurred approximately $1.8 and $3.9 million in direct incremental costs associated with the sale of equity securities, respectively. The offering costs were recorded as a component of equity upon receipt of the proceeds, as fully described in Notes 10 and 11.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 77,859,626 and 63,307,150 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended May 31, 2017 and May 31, 2016, respectively. As of May 31, 2017, shares of Series B convertible preferred stock in the aggregate of 92,100 shares can potentially convert into 921,000 shares of common stock. As of May 31, 2017, convertible promissory notes in the aggregate principal amount of $1,150,000 can potentially convert into 1,533,333 shares of common stock.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (“ASU2015-03”) The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The Company evaluated this ASU and began early adoption beginning with the annual period ended May 31, 2016. The adoption of this guidance did not have a material impact on the Company’s financial position, overall results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). ASU 2014-12 provides guidance for awards with performance targets that could be achieved after the requisite service period has been met. The adoption of the guidance did not have a material impact on the Company’s financial position, overall results of operations or cash flows.

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

Note 4 – Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at May 31, 2017. Each share of the Series B is convertible into ten shares of the Company’s $0.001 par value common stock, including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s shareholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such shareholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

2013 Convertible Notes

During the year ended May 31, 2013, the Company issued $6,588,250 in aggregate original principal amount of unsecured convertible notes (the “2013 Convertible Notes”) to investors for cash. Each outstanding 2013 Convertible Note was convertible at the election of the holder at any time into common shares at a fixed conversion price. At issuance, total principal of $6,208,250 was convertible at $0.75 per share, and $380,000 was convertible at $0.65 per share. The 2013 Convertible Notes were payable in full between November 30, 2013 and March 6, 2016, and bore interest at rates ranging from 5% to 10% per year, payable in cash semi-annually in arrears beginning on April 1, 2013. At May 31, 2017 and May 31, 2016, there were no convertible notes outstanding related to this offering.

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

Additionally, at the commitment date, the Company determined that the conversion feature related to the 2013 Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the 2013 Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the beneficial conversion feature were recorded as a debt discount to the 2013 Convertible Notes, with a corresponding increase to additional paid-in capital. The debt discount was amortized over the life of the 2013 Convertible Notes. During the years ended May 31, 2017 and May 31, 2016, the Company recognized approximately $ -0- and $7,000, respectively, as interest expense related to amortization of the debt discount. The unamortized discount was fully amortized upon any conversion of the 2013 Convertible Notes before maturity. Activity related to the 2013 Convertible Notes for the year ended May 31, 2017 and May 31, 2016 was as follows:

	May 31, 2017	May 31, 2016
Face amount of Notes	$—	$50,000

Unamortized discount	—	—
Conversions	—	(50,000)

Total carrying value of Notes	$—	$—

The Company determined the fair value of the extended warrants described below, as follows:

	2016	2017
Expected dividend yield	0%	0%
Stock price volatility	64.56% - 69.30%	4.00%
Expected term	1 year	1 month
Risk-free interest rate	0.33%	77.00%
Grant-date fair value	$0.15-$0.18	$0.11

During each of the fiscal years ended May 31, 2015 and 2016, the board approved a one-year extension of expiration dates on the aforementioned detachable common stock warrants, which had an original term of two years, covering approximately 6.3 million shares of common stock, with an exercise price of $1.00 per share. The first extension of expiration dates ranged from October 2015 through January 2016 and the second extension deferred the expiration dates to October 2016 through January 2017. The extensions were effective upon the receipt of certain executed documentation from the warrantholders. Pursuant to U.S. GAAP, the Company recognized non-cash interest expense in fiscal years ended May 31, 2017 and 2016 of approximately $72,000 and $867,000, respectively, in connection with these extensions, which represented the incremental increase in the fair value of the modified warrants.

As fully disclosed in Note 6 below, these warrants were granted an additional and final extension with all extended expirations dates being May 31, 2017, subsequently extended until June 30, 2017. The Company determined the fair value of the new warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free rate and expected dividend yield at the commitment date.

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

During the year ended May 31, 2015, the Company issued an additional two-year term unsecured convertible promissory note (the “AVCP Two-Year Note”) in the aggregate principal amount of $2,000,000 to AVCP, an affiliate of one of the Company’s directors. As described in greater detail below, along with the AVCP Bridge Note, the AVCP Two-Year Note was subsequently converted in a transaction occurring during the year ended May 31, 2016. The AVCP Two-Year Note bore simple interest at the annual rate of 5%, payable quarterly. The principal balance of the AVCP Two-Year Note was due and payable in full on September 26, 2016, subject to acceleration of payment in the event of default. Prepayment was permitted without penalty. The AVCP Two-Year Note included events of default for nonpayment of principal or interest when due or other breaches of the AVCP Two-Year Note, as well as for breach of any term of the AVCP Two-Year Note and related warrant agreement. The principal amount of the AVCP Two-Year Note plus unpaid accrued interest was convertible at the election of the holder into shares of the Company’s common stock at any time prior to maturity at an initial conversion price of $1.00 per share. The conversion price was subject to adjustment on the same terms, and contained similar consent rights to the issuance of additional indebtedness, as the AVCP Bridge Note above.

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

The Company accounted for the AVCP Convertible Notes and related warrants, fully described below, as a financing transaction, wherein proceeds were allocated to the financial instruments issued. Prior to making the accounting allocation, the AVCP Convertible Notes and warrants were evaluated for proper classification under FASB ASC 480 “Distinguishing Liabilities from Equity” and ASC 815. The debt discounts associated with the notes were amortized over the term of the notes and the Company recognized approximately $ -0- and $94,000 in non-cash amortization expense for the years ended May 31, 2017 and May 31, 2016, respectively.

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

On June 23, 2015, the Company, Alpha Venture Capital Management, LLC and AVCP entered into a Debt Conversion and Termination Agreement pursuant to which (i) AVCP agreed to convert the $3,535,627 in aggregate indebtedness as of June 23, 2015 under the AVCP Convertible Notes in exchange for 5,237,966 shares of the Company’s common stock; (ii) subject to the conversion of the two AVCP Convertible Notes, the Company agreed to issue AVCP an additional five-year warrant covering 1,000,000 shares of common stock at an exercise price of $0.675 per share and (iii) subject to the AVCP’s receipt of the common shares and warrant, the parties agreed to (a) terminate the subscription agreements; and (b) release and discharge each other party from all claims and obligations arising under the two AVCP Convertible Notes and subscription agreements. As a result of the debt conversion, during the year ended May 31, 2016, the Company recognized a loss on extinguishment of the AVCP Convertible Notes of approximately $584,000, a non-cash gain on the change in the fair value of the derivative liability of approximately $647,000 and non-cash inducement interest expense of approximately $758,000 arising from the aforementioned warrant.

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

The following table summarizes the fair value of the derivative liability and linked common shares of the AVCP Notes, as of the derivative liability inception dates (September 26, 2014 and February 6, 2015) and fiscal year end May 31, 2016.

	Total	Total
	Shares Indexed	Derivative Liability
Derivative Liability May 31, 2014	—	$—
September 26, 2014	2,000,000	767,038
February 6, 2015	1,500,000	403,226
Change in fair value 2015	1,685,185	838,643

Balance May 31, 2015	5,185,185	$2,008,907

Change in fair value 2016	—	(646,505)
Conversion of notes payable June 24, 2015	(5,185,185)	(1,362,402)

Balance May 31, 2016	—	$—

Changes in the fair value of the derivative liability, carried at fair value, are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the year ended May 31, 2017 and May 31, 2016, the Company recognized a non-cash gain of approximately of $-0- and $647,000, due to the change in derivative liability related to the fundamental transaction feature in the registered direct warrants and embedded derivative in the AVCP Notes.

ASC 815 does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single, compound embedded derivative. The Company selected a Binomial Lattice Model (“Lattice”) to value the compound embedded derivative because it believes this technique is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of this convertible note. Such assumptions include, among other inputs, stock price volatility, risk-free rates, credit risk assumptions, early redemption and conversion assumptions, and the potential for future adjustment of the conversion price due to a future dilutive financing.

Significant inputs and assumptions used in the Lattice for the derivative liability related to the AVCP notes payable are as follows:

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

2015 Short-Term Convertible Notes

During the year ended May 31, 2015, the Company issued approximately $4.0 million of six-month unsecured convertible promissory notes (the “2015 Short-Term Convertible Notes”) and related warrants to investors for cash. Each 2015 Short-Term Convertible Note was originally convertible, at the election of the holder, at any time into common shares at a $0.75 per share. The 2015 Short-Term Convertible Notes bore interest of 7% per annum, payable in cash upon maturity. In connection with the issuance of the 2015 Short-Term Convertible Notes, the Company also issued warrants with a five-year term to purchase a total of 1,061,586 shares of common stock at an exercise price of $0.75. The Company determined the fair value of the warrants using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free interest rate and expected dividend yield at the commitment date.

The Company utilized the following weighted-average assumptions to value the above investor warrants:

2015
Expected dividend yield	0%
Stock price volatility	88.79%
Expected term	5 years
Risk-free interest rate	1.46%-1.58%
Grant-date fair value	$0.52-$0.76

Additionally, at the commitment date, the Company determined that the conversion feature related to the Short-Term Convertible Notes was beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock at the commitment date and the effective conversion price after discounting the Short-Term Convertible Notes for the fair value of the warrants. The fair value of the warrants and the intrinsic value of the conversion feature were recorded as a debt discounts to the 2015 Short-Term Convertible Notes, and a corresponding increase to additional paid-in capital. The debt discounts are amortized over the life of the 2015 Short-Term Convertible Notes. The Company recognized approximately $-0- and $1,784,000 as interest expense related to the amortization of the debt during the year ended May 31, 2017 and 2016, respectively. There were no 2015 Short-Term Convertible Notes outstanding at May 31, 2017 or May 31, 2016. The unamortized discounts were fully amortized upon any conversion of the 2015 Short-Term Convertible Notes before maturity.

During the year ended May 31, 2016, the Company tendered an offer to settle the balances of the 2015 Short-Term Convertible Notes. The Company offered to exchange the 2015 Short-Term Convertible Notes for (i) the issuance of restricted shares of common stock, for the settlement of the balance of the 2015 Short-Term Convertible Notes, principal and accrued but unpaid interest as of September 21, 2015, which was the commitment date, at a conversion price of $0.675 per share, and (ii) the amendment of the related warrants to reduce the exercise price to $0.675 per share. The offer represented a 10.0% discount to $0.75, which was the current conversion price of the 2015 Short-Term Convertible Notes and current exercise price of the related warrants. On September 21, 2015, the offering period and withdrawal rights for the exchange offer expired, and the Company completed the exchange offer for approximately $2.7 million in aggregate original principal amount of 2015 Short-Term Convertible Notes.

Following the consummation of the exchange offer described above, an aggregate principal amount of $525,000 and accrued but unpaid interest of $17,830 converted into 723,773 shares of common stock. The principal and interest for 2015 Short-Term

Convertible Notes that were not exchanged in the exchange offer, or that are not otherwise converted pursuant to their terms, became due and payable between October 30, 2015 and November 15, 2015, six months from their issuance. The Company repaid the remaining aggregate principal and interest on such Convertible Notes of approximately $789,000 Short-Term Convertible Notes on their respective maturity dates. Related to the tender offer conversions, the Company recognized approximately $330,000 in non-cash interest expense and approximately $108,000 commission expense to assist the Company in conversion of the debt at the commitment date.

Activity related to the 2015 Short-Term Convertible Notes for fiscal year ended May 31, 2017 and May 31, 2016 was as follows:

	May 31, 2017	May 31, 2016
Face amount of Notes	$—	$3,981,050

Unamortized discount	—	—
Tender offer conversions	—	(2,693,800)
Conversions	—	(525,000)
Payments upon maturity	—	(762,250)

Total carrying value of Notes	$—	$—

2017 Short-Term Convertible Notes

During the year ended May 31, 2017, the Company issued $1.15 million of unsecured convertible promissory notes, with a maturity date of January 31, 2018, (the “2017 Notes”) and related warrants to investors for cash. The principal amount of the 2017 Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common shares at any time prior to maturity at a conversion price of $0.75 per share. The 2017 Notes bear simple interest at the annual rate of 7%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment date, the conversion price was greater than the fair value of the common stock. Accordingly, no beneficial conversion feature was recorded. The Company incurred approximately $92,000 of debt discount related to the detachable warrants issued with the 2017 Notes, which will be amortized over the term of the notes.

In connection with the sale of the 2017 Notes, detachable common stock warrants to purchase a total of 383,333 common shares, with an exercise price of $1.35 per share and a five-year term were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2017
Expected dividend yield	0%
Stock price volatility	69.00%
Expected term	5 year
Risk-free interest rate	1.75%
Grant-date fair value	$0.24

The fair value of the warrants were recorded as a debt discount to the 2017 Notes and a corresponding increase to additional paid-in capital. The non-cash debt discount, of approximately $92,000 will be amortized over the term of the 2017 Notes.

Note 5 - Derivative Liability:

Registered Direct Equity Offering

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

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016 and May 31, 2017:

	Shares Indexed	Derivative Liability
Balance May 31, 2016	—	$—
Inception date September 15, 2016	7,733,334	5,179,200
Balance May 31, 2017	7,733,334	$3,014,667

Changes in the fair value of the derivative liability are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the year ended May 31, 2017, the Company recognized a net non-cash gain of approximately $2.2 million, due to the changes in the fair value of the liability associated with such classified warrants and non-cash interest expense of approximately $540,000.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception, and May 31, 2017, using the following assumptions:

	September 15, 2016	May 31, 2017
Fair value of underlying stock	$0.78	$0.60
Risk free rate	1.20%	1.71%
Expected term (in years)	5	4.29
Stock price volatility	106%	94%
Expected dividend yield	—	—
Probability of Fundamental Transaction	50%	50%
Probability of holder requesting cash payment	50%	50%

Due to the fundamental transaction provisions, which could provide for early redemption of the warrants, the model also considered subjective assumptions related to the fundamental transaction provision. The fair value of the warrants will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest and managements assumptions related to the fundamental transaction provision.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at May 31, 2017, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by shareholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was subsequently amended by shareholder approval, in February 2015, to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and, in March 2016, to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. On February 12, 2017, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock and modify certain other provisions in the 2012 Plan. The amendment is conditioned upon stockholder approval at the 2017 annual meeting of stockholders. As of May 31, 2017, the Company had 7,543,807 shares available for future stock-based grants under the 2012 Plan, as amended, but subject to future stockholder approval.

Stock Options

During the year ended May 31, 2017, the Company’s Compensation Committee of the Board of Directors granted a time-based option covering 550,000 shares of common stock and a milestone-based option covering 450,000 shares of common stock to the Executive Chairman. The time-based option has an exercise price of $0.76 and a ten-year term. The option vests in equal monthly installments over the next two years and has a grant date fair value of $0.64 per share. The grant of the milestone-based option is conditioned on stockholder approval of the increase in the number of shares authorized for issuance under the 2012 Plan, as discussed above. The milestone-based option will not be exercisable unless and until approval of the share increase, for the 2012 Plan, as discussed above, is obtained from the stockholders. At that time the vesting will be contingent upon the achievement of certain strategic milestones specified in the option agreement.

During the year ended May 31, 2017, the Company granted annual stock option awards to directors to purchase a total of 300,000 shares of common stock with an exercise price of $1.09 per share. These option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these options was $0.78 per share. An additional stock option covering 100,000 shares of common stock was granted to a director. The option has an exercise price of $0.68 and vests 25% immediately with the remainder ratably over one year, has a ten-year term and grant date fair value of $0.53 per share. In April 2017, an option award was granted to the Company’s newly appointed director, subject to stockholder approval of the increase in the number of shares authorized for issuance under the 2012 Plan, in a pro-rata amount covering 7,123 shares of common stock with an exercise price of $0.61 per share. The option vested May 31, 2017 and has a ten-year term and grant date fair value of $0.36 per share.

During the year ended May 31, 2017, the Company granted options covering an aggregate of 1,050,000 shares of common stock to executive management and certain employees with exercise prices of $1.09 and $1.10 per share. The options vest annually over three years, have a ten-year term and grant date fair values of $0.75 and $0.76 per share, respectively.

Warrants

In connection with a private equity offering completed in June 2016, as fully described in Note 10, the Company issued common stock warrants covering 182,375 shares of common stock to investors. The warrants have a five-year term and an exercise price of $1.35 per share. During the year ended May 31, 2017, holders of warrants covering 774,097 shares of common stock exercised the right to purchase such shares at either $0.50 or $0.75 per share and the Company received proceeds of approximately $398,000. Additionally, warrants covering 138,864 shares with an exercise price of $0.75 per share were exercised pursuant to a cashless exercise provision.

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

During the year ended May 31, 2017, in connection with the December, January and February registered direct equity offerings, as fully described in Note 11, the Company issued common stock warrants covering 5,602,821 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $1.00 per share. In connection with these offerings, the Company also issued common stock warrants covering 576,451 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.825 per share.

In January 2017, the Company determined to extend the expiration dates of certain warrants to May 31, 2017, covering an aggregate of 6,310,667 shares of common stock. The warrants were originally issued in connection with the sale of the 2013 Convertible Notes, as identified in Note 4. The warrants currently have an exercise price of $1.00 per share, and all but two warrants were exercisable through October 2016. One warrant, for the purchase of 186,667 shares of common stock, was exercisable through December 2016 and one warrant, for the purchase of 160,000 shares of common stock, is exercisable until January 15, 2017. The extension to May 31, 2017 is contingent upon the execution of a release of claims by each of the warrantholders, the delivery of the “form of exercise,” and the receipt of the exercise proceeds to the Company.

On May 31, 2017, in connection with the sale of the 2017 Convertible Notes, as fully described in Note 4, the Company issued common stock warrants covering 383,333 shares of common stock to note holders. The investor warrants have a five-year term and an exercise price of $1.35 per share.

Compensation expense related to stock options and warrants for the fiscal years ended May 31, 2017 and May 31, 2016 was approximately $1,205,000 and $2,353,000, respectively. The grant date fair value of options and warrants vested during the fiscal years ended May 31, 2017 and May 31, 2016, was approximately $949,000 and $1,712,000, respectively. As of May 31, 2017, there was approximately $940,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted-average period of 1.78 years.

The following table represents stock option and warrant activity for the periods ended May 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2015	31,008,915	$0.88	2.94	$5,538,335
Granted	33,838,536	0.80	—	—
Exercised	(1,050,301)	0.70	—	—
Forfeited/expired/cancelled	(490,000)	2.01	—	—

Options and warrants outstanding - May 31, 2016	63,307,150	0.83	3.20	9,863,492

Granted	16,935,437	0.99	—	—
Exercised	(912,961)	0.55	—	—
Forfeited/expired/cancelled	(1,470,000)	1.56	—	—

Options and warrants outstanding - May 31, 2017	77,859,626	0.86	3.40	40,250

Outstanding exercisable - May 31, 2017	74,535,543	$0.85	3.17	$40,250

Note 7 – Acquisition of patents

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of May 31, 2017, the Company has recorded, and is amortizing, $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible assets activity:

	May 31, 2017	May 31, 2016
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,618,770)	(1,268,750)

Total amortizable intangible assets, net	1,881,230	2,231,250
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$1,917,219	$2,267,239

Amortization expense related to intangible patents was approximately $350,000 for each of the fiscal years ended May 31, 2017 and May 31, 2016. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 8 – License Agreements

During the year ended May 31, 2016, the Company executed a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. The agreement required payment of £600,000 (approximately US$915,000) by December 15, 2015, which was accrued and timely paid during the year ended May 31, 2016. In connection with this license agreement, the Company became the primary obligor of an additional £600,000 (approximately US$807,000 utilizing current exchange rates), which was accrued and timely paid by June 30, 2016. Future annual license fees and royalty rate will vary depending on whether we manufacture PRO 140 ourselves, utilize the third-party licensor as a contract manufacturer, or utilize an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 (approximately US$432,000) when it serves as the manufacturer. This annual license fee is currently being accrued for a payment in December 2017.

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

Payments to the third-party licenser for “system know-how” technology, see Note 8, and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to the Company in the Asset Purchase Agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement and must pay additional milestone payments and royalties as follows: (i) $1,000,000 upon initiation of a Phase 3 clinical trial, which was paid during the year ended May 31, 2016; (ii) $500,000 upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $500,000 upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. During the year ended May 31, 2016, the Company paid $1 million of such milestones. To the extent that such milestone payments and royalties are not timely made, under the terms of the PDL License, AbbVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder. Pursuant to the foregoing Asset Purchase Agreement and PDL License, the Company accrued an expense of $2,500,000 as of May 31, 2015 in connection with the anticipated milestone payments related to the first patient dosing in a Phase 3 clinical trial, all of which was paid during the year ended May 31, 2016, as described above.

The Company has entered into project work orders, as amended, for each of its clinical trials with its clinical research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.5 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.8 million.

During the year ended May 31, 2017, the Company entered into agreements with commercial manufacturing companies. Under the terms of the agreements, the Company prepaid approximately $2.1 million of execution fees for process validation and manufacturing activities, which is reflected as a current asset, as of May 31, 2017. In the event the Company were to terminate any of the agreements, it may incur certain financial penalties which would become payable to the manufacturers. Conditioned on the timing of termination, the financial penalties may range from an approximate low of $1.2 million to an approximate high of $3.6 million.

Note 10 - Private Securities Offerings

During the year ended May 31, 2016, the Company conducted private equity offerings (the “Equity Offerings”), in which accredited investors purchased unregistered common stock at $0.75 and $1.00 per share with warrant coverage of 50% and 25%, respectively, based on the number of shares of common stock purchased. Pursuant to the Equity Offerings, the Company sold a total of 48,659,338 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $37.6 million and issued five-year warrants covering 23,254,230 shares of common stock. In conjunction with the Equity Offerings, the Company paid an aggregate cash fee of approximately $3.9 million to the placement agent and issued warrants covering an aggregate of 4,960,314 shares of common stock to the placement agent as additional compensation. The placement agent warrants had aggregate Black-Scholes valuations of approximately $2.7 million at issuance.

In June 2016, the Company conducted a private equity offering, in which accredited investors purchase unregistered common stock at $1.00 per share with warrant coverage of 25%, based on the number of shares of common stock purchased. Pursuant to the offering, the Company sold a total of 729,500 shares of common stock for aggregate gross proceeds of $729,500 and issued to the investors warrants with a five-year term covering 182,375 shares of common stock with an exercise price of $1.35 per share.

Note 11 - Registered Direct Equity Offerings

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

As fully described in Note 6 above, the investor warrants and the placement agent warrants issued in connection with the Registered Offering are required to be accounted for in accordance with ASC 480 and ASC 815.

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

On December 12, 2016, the Company entered into securities purchase agreements with certain investors for the sale of 4,000,000 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “December Offering”), pursuant to a registration statement on Form S-3. The investors in this December Offering also received warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the December Offering of $3.0 million.

On January 31, 2017, the Company entered into subscription agreements with certain investors for the sale of 1,534,999 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “January Offering”), pursuant to a registration statement on Form S-3. The investors in the January Offering also received warrants to purchase 767,498 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the January Offering of approximately $1.0 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 122,799 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

On February 28, 2017, the Company entered into subscription agreements with certain investors for the sale of 5,670,661 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “February Offering”), pursuant to a registration statement on Form S-3. The investors in the February Offering also received warrants to purchase 2,835,323 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the February Offering of approximately $3.8 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 453,652 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the year ended May 31, 2017 and May 31, 2016, the Company incurred an expense of approximately $40,300 and $22,000, respectively, for qualified non-elective contributions.

Note 13 – Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the periods ended May 31, 2016 and 2017.

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows for all periods presented:

	2017	2016
Income tax provision at statutory rate	34.0%	34.0%
State income taxes, net	—	—
Rate change	—	—
Derivative gain/loss	2.8	0.9
Loss on debt conversion	—	(0.8)
Inducement expense	(1.0)	(1.0)
Miscellaneous	(0.1)	(0.5)
Valuation allowance	(35.7)	(32.9)

	0.0%	0.0%

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2017 and 2016:

	2017	2016
Deferred tax asset (liability) non-current:
Net operating loss	$32,530,436	$23,510,608
SFAS 123r expense on non-qualified stock options	4,284,246	3,873,597
Charitable contributions	25,500	56,950
Accrued expenses	216,645	378,321
Fixed assets	1,300	(1,236)
Amortization	186,772	147,098
Capitalized debt issuance costs	157,992	—
Debt discount	(31,072)	—
Valuation allowance	(37,371,819)	(27,965,338)

	$—	$—

The income tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related tax deferred assets will be recognized when management considers realization of such amounts to be more likely than not.

At May 31, 2017, the Company had available net operating loss carry forwards of approximately $95.6 million, which expire beginning in 2029.

The Company’s income tax returns remain subject to examination by all tax jurisdictions for tax years May 31, 2014 through 2016.

Note 14 – Related Party Transactions

On September 26, 2014, the Company entered into a $2 million convertible promissory note with AVCP, as more fully described in Note 4 above. In October of 2014, Mr. Carl C. Dockery, the principal of AVCP, was appointed a director of the Company. On February 6, 2015, the Company entered into a second convertible promissory note in the aggregate principal amount of $1.5 million, as more fully described in Note 4 above. On June 23, 2015, these notes and accrued but unpaid interest were converted into shares of common stock. In connection with the Debt Conversion and Termination Agreement dated June 23, 2015, the Company issued to AVCP a warrant covering 1,000,000 shares of common stock, as more fully described in Note 4.

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

On May 10, 2016, Jordan G. Naydenov, a director with the Company, participated in the private equity offerings as fully described in Note 10 above. Mr. Naydenov invested $1 million and received 1 million shares of common stock and a warrant covering 250,000 shares of common stock at an exercise price of $1.35. The terms and conditions of Mr. Naydenov’s investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On May 31, 2017, Anthony D. Caracciolo, Executive Chairman of the Company, participated in the private placement of 2017 Notes, as fully described in Note 4 above. Mr. Caracciolo purchased a promissory note, bearing interest of 7%, for $1,000,000 and received a warrant covering 333,333 shares of common stock at an exercise price of $1.35. The terms and conditions of Mr. Caracciolo’s investment was identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

Only independent directors approve related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 15 – Subsequent Events

On June 1, 2017, the Company issued to directors, in connection with their annual compensation, options covering 450,000 shares of common stock. The options have an exercise price of $0.57, a ten-year term and vest quarterly over one year. These awards reflect an increase in the annual non-employee director stock option awards from 50,000 to 75,000 shares per year effective for fiscal year 2018. Additionally, in conjunction with annual incentive compensation, the Company issued options covering 800,000 shares of common stock to management and employees. The options have an exercise price of $0.57, a ten-year term and vest annually over three years.

On June 1, 2017, the Company issued to a director and non-executive Chief Science Officer, an option covering 600,000 shares of common stock. The options have an exercise price of $0.57, a ten- year term and vest one-third at month six, eighteen and thirty following the grant date.

On June 14, 2017, the Company’s Board of Directors approved a modification in the warrant terms issued in connection with the 2017 Short-Term Convertible Notes, as fully described in Note 4 above. The warrant coverage was increased from 25% to 50% and the exercise price of the warrant was reduced to $1.00 per share from $1.35 per share. On June 19, 2017, in connection with new terms, the Company issued an incremental 383,333 warrant shares to previous investors.

Between June 19, 2017 and July 10, 2017, the Company sold approximately $3.9 million in aggregate principal amount of 2017 Notes. These notes are fully described in Note 4 above and reflect the modified warrant terms approved on June 14, 2017, as fully outlined above. The 2017 Notes are convertible into an underlying 5,184,661 shares of Common Stock. In connection with the sale, the Company issued warrants covering 2,592,326 shares of Common Stock at an exercise price of $1.00 per share. The Warrants are currently exercisable in full and will expire five years from issuance. In connection with the sale of notes, the Company paid placement agent fees of $262,000, which includes a nonaccountable expense fee of $20,000, and became liable for a placement agent warrant covering 286,767 shares of Common Stock with an exercise price of $0.825 per share. The warrant will be fully exercisable upon issuance with a five-year term.

On June 21, 2017, the Company issued a warrant covering 200,000 shares of Common Stock to a third-party consultant, as consideration for services. The warrant is exercisable at $0.64 per share and has a five-year term. The warrant vests 25% on the date of issuance, 25% on December 31, 2017 and 50% upon the completion of certain strategic milestones.

On June 30, 2017, the Company issued an aggregate of 3,295,000 shares of Common Stock, upon the exercise by investors of certain outstanding warrants at $0.50 per share, for aggregate gross proceeds of approximately $1.6 million. The warrants previously had an exercise price of $1.00 and were scheduled to expire on May 31, 2017. As an inducement to exercise the warrants prior to their expiration, and in exchange for the release by such investors of certain claims, the Company entered into agreements with such investors to reduce the exercise price to $0.50 per share and to extend the expiration date to June 30, 2017.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2017.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of the are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2017. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Warren Averett, LLC, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which appears with such financial statements and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

As previously reported, we have over time been implementing improvements to our control system with the goal of remediating certain material weaknesses in internal control over financial reporting by May 31, 2017. During the fiscal quarter ended May 31, 2017, we completed our remediation plan. As a result, management has now determined that, as of May 31, 2017, there are no longer any material weaknesses in our internal control over financial reporting. Among the aggregate improvements we have made, we have:

•	expanded the risk assessments of our financial statements by account in accordance with the 2013 COSO Framework;

•	expanded our entity level controls in accordance with the 2013 COSO Framework;

•	developed a scope of controls to be tested by evaluating the critical internal control processes supporting the financial reporting function;

•	created or updated key process narratives and flowcharts, including documentation of key and secondary controls;

•	assessed the effectiveness of our control design;

•	planned and executed tests of controls to validate control operating effectiveness;

•	identified control gaps and weaknesses in the design and operating effectiveness of controls;

•	implemented additional controls and procedures to remediate identified control gaps and weaknesses in the design and operating effectiveness of controls, which included:

•	establishing a Disclosure Committee comprised of management and certain external advisors, which meets not less frequently than once per fiscal quarter;

•	developing detailed controls and review procedures surrounding the financial accounting for prepaid service fees;

•	eliminating the lack of segregation of duties for cash disbursements by hiring an additional employee, which further ensures the consistent review and documented approval on all cash disbursements by a designated individual not involved in the disbursements accounting cycle, and by adopting new vendor control procedures, which are reviewed and approved by internal personnel not involved in the cash disbursements process;

•	designing a detailed, structured process to evidence and document internal review procedures for internal monthly financial reporting by designated personnel ; and

•	placing additional limitations on management’s ability to access to certain financial modules within our financial system.

As a result of the aggregate effect of the foregoing improvements, management has determined that, as of May 31, 2017, our previously reported material weaknesses in internal control over financial reporting have been remediated.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are being met. The design of any system of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and a design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the Company’s fiscal year, May 31, 2017 (the “2017 Proxy Statement”).

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary), as well as an Insider Trading Policy for the Company. Copies are available on our website at www.cytodyn.com.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our 2017 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

The Consolidated Financial Statements for the years ended May 31, 2017 and 2016 are included under Item 8 of this report.

Exhibits

Exhibits are listed in the Exhibit Index which appears immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2017	CYTODYN INC.
(Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 19, 2017.

Principal Executive Officer and Director:

/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D. President and Chief Executive Officer, Director

Principal Financial and Accounting Officer:

/s/ Michael D. Mulholland
Michael D. Mulholland Chief Financial Officer, Treasurer and Corporate Secretary

Remaining Directors:

*
Denis R. Burger, Ph.D.

*
Anthony D. Caracciolo

*
Carl C. Dockery

*
Gregory A. Gould

*
A. Bruce Montgomery, M.D.

*
Jordan G. Naydenov

*
Scott A. Kelly, M.D.

* By	/s/ Michael D. Mulholland
Michael D. Mulholland
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description

Plan of Acquisition

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012).

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2016).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3. to the Registrant’s Current Report on Form 8-K filed August 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

Instruments Defining Rights of Security Holders

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

4.4	Form of Investor Warrant (September 2016) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2016).

4.5	Form of Investor Warrant (December 2016) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016).

4.6	Form of Investor Warrant (January/February 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

4.7	Form of Convertible Promissory Note Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

4.9	Form of Inducement Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

4.10	Form of Placement Agent Warrant (September 2016).

4.11	Form of Placement Agent Warrant (January/February 2017).

4.12	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

4.13	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Form SB-2/A filed March 21, 2005).

Exhibit Number	Description

10.3*	CytoDyn Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.4*	CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan”) (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.5*	Form of Stock Option Award for Employees under the 2004 Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.6*	Form of Stock Option Award for Non-Employee Directors under the 2004 Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.7*	CytoDyn Inc. 2012 Equity Incentive Plan, as amended through March 18, 2016 (the “2012 Plan”).

10.8*	Amendments to the CytoDyn Inc. 2012 Equity Incentive Plan, dated February 12, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2017).

10.9*	Form of Stock Option Award Agreement for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.10*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.11*	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.12*	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.13*	Form of Indemnification Agreement with directors and officers of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed January 14, 2013).

10.14	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.15*	Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated February 21, 2014. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2014)

10.16*	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated November 3, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2015).

10.17*	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2016).

10.18*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated January 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2015).

10.19*	Employment Agreement by and between CytoDyn Inc. and Michael D. Mulholland dated January 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2015).

10.20	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2015, as amended on August 19, 2015).

10.21	Form of Subscription Agreement (July 2015) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.22	Form of Subscription Agreement (August 2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.23	Form of Registration Rights Agreement (July 2015 and August 2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

Exhibit Number	Description

10.24	Form of Subscription Agreement (January 2016) (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

10.25	Form of Registration Rights Agreement (January 2016) (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

10.26	Form of Subscription Agreement (May 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2016).

10.27	Form of Securities Purchase Agreement (September 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2016.

10.28	Engagement Letter, dated as of March 29, 2016, between CytoDyn Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2016).

10.29	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Periodic Report on Form 10-Q filed April 13, 2017).

10.30	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Periodic Report on Form 10-Q filed April 13, 2017).

10.31	Form of Securities Purchase Agreement (December 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016.

10.32	Form of Subscription Agreement (January/February 2017) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.33	Placement Agent Agreement, dated as of January 11, 2017, between CytoDyn Inc. and Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.34	First Amendment to Placement Agent Agreement, dated as of January 30, 2017, between CytoDyn Inc. and Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.35	Form of Subscription Agreement (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

Other

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

23	Consent of Warren Averett, LLP.

24	Power of Attorney of executive officers and directors.

Exhibit Number	Description

Certifications

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

XBRL

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

Note: All exhibits incorporated by reference to filings other than registration statements are incorporated by reference to filings that have SEC File No. 000-49908.