Form 10-K/A
period 2017-05-31
CytoDyn Inc.
filed 2017-07-27
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is filed by CytoDyn Inc. (the “Company’) to amend our Annual Report on Form 10-K year ended May 31, 2017, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 20, 2017 (the “Original Filing”). The purpose of the Amendment is to remove certain disclosure regarding a competitive product from the “Competition” section in Part I., Item 1 of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment does not amend or otherwise update any other information in the Original Filing and our consolidated financial statements have therefore been omitted. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original Filing. No changes or updates to the items included in the Original Filing have been made to reflect subsequent events that may have occurred with respect to such items subsequent to the filing date of the Original Filing.

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

Date: July 27, 2017	CYTODYN INC.
(Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 27, 2017.

Principal Executive Officer and Director:

/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D. President and Chief Executive Officer, Director

Principal Financial and Accounting Officer:

/s/ Michael D. Mulholland
Michael D. Mulholland Chief Financial Officer, Treasurer and Corporate Secretary

Remaining Directors:

*
Denis R. Burger, Ph.D.

*
Anthony D. Caracciolo

*
Carl C. Dockery

*
Gregory A. Gould

*
A. Bruce Montgomery, M.D.

*
Jordan G. Naydenov

*
Scott A. Kelly, M.D.

* By	/s/ Michael D. Mulholland
Michael D. Mulholland
Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description

Plan of Acquisition

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012).

Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2016).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3. to the Registrant’s Current Report on Form 8-K filed August 24, 2017).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

Instruments Defining Rights of Security Holders

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

4.4	Form of Investor Warrant (September 2016) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2016).

4.5	Form of Investor Warrant (December 2016) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016).

4.6	Form of Investor Warrant (January/February 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

4.7	Form of Convertible Promissory Note Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

4.9	Form of Inducement Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

4.10†	Form of Placement Agent Warrant (September 2016).

4.11†	Form of Placement Agent Warrant (January/February 2017).

4.12	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

4.13	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Form SB-2/A filed March 21, 2005).

Exhibit Number	Description

10.3*	CytoDyn Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.4*	CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan”) (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.5*	Form of Stock Option Award for Employees under the 2004 Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.6*	Form of Stock Option Award for Non-Employee Directors under the 2004 Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.7*†	CytoDyn Inc. 2012 Equity Incentive Plan, as amended through March 18, 2016 (the “2012 Plan”).

10.8*	Amendments to the CytoDyn Inc. 2012 Equity Incentive Plan, dated February 12, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 13, 2017).

10.9*	Form of Stock Option Award Agreement for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.10*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.11*	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.12*	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.13*	Form of Indemnification Agreement with directors and officers of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed January 14, 2013).

10.14	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.15*	Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated February 21, 2014. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2014)

10.16*	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated November 3, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2015).

10.17*	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2016).

10.18*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated January 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2015).

10.19*	Employment Agreement by and between CytoDyn Inc. and Michael D. Mulholland dated January 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2015).

10.20	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2015, as amended on August 19, 2015).

10.21	Form of Subscription Agreement (July 2015) (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.22	Form of Subscription Agreement (August 2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

10.23	Form of Registration Rights Agreement (July 2015 and August 2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 filed September 11, 2015).

Exhibit Number	Description

10.24	Form of Subscription Agreement (January 2016) (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

10.25	Form of Registration Rights Agreement (January 2016) (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

10.26	Form of Subscription Agreement (May 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2016).

10.27	Form of Securities Purchase Agreement (September 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2016.

10.28	Engagement Letter, dated as of March 29, 2016, between CytoDyn Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2016).

10.29	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Periodic Report on Form 10-Q filed April 13, 2017).

10.30	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Periodic Report on Form 10-Q filed April 13, 2017).

10.31	Form of Securities Purchase Agreement (December 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016.

10.32	Form of Subscription Agreement (January/February 2017) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.33	Placement Agent Agreement, dated as of January 11, 2017, between CytoDyn Inc. and Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.34	First Amendment to Placement Agent Agreement, dated as of January 30, 2017, between CytoDyn Inc. and Paulson Investment Company, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 31, 2017).

10.35	Form of Subscription Agreement (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

Other

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

23†	Consent of Warren Averett, LLP.

24†	Power of Attorney of executive officers and directors.

Exhibit Number	Description

Certifications

31.1#	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2#	Certification of Chief Financial Officer under Rule 13a-14(a).

32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

XBRL

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Previously filed with the Original Filing on July 20, 2017.
#	Filed herewith

Note: All exhibits incorporated by reference to filings other than registration statements are incorporated by reference to filings that have SEC File No. 000-49908.