Form 10-Q
period 2017-08-31
CytoDyn Inc.
filed 2017-10-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On September 30, 2017, there were 156,099,574 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1.	Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	August 31, 2017	May 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$946,247	$1,775,583
Prepaid expenses	181,042	207,314
Prepaid service fees	3,154,865	4,138,041

Total current assets	4,282,154	6,120,938
Furniture and equipment, net	15,653	17,281
Intangibles, net	1,829,700	1,917,219

Total assets	$6,127,507	$8,055,438

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$5,670,046	$4,281,204
Accrued liabilities and compensation	675,995	637,190
Accrued license fees	267,200	167,000
Convertible notes payable, net	4,494,726	1,058,611

Total current liabilities	11,107,967	6,144,005

Long-term liabilities:
Derivative liability	3,377,333	3,014,667

Total long-term liabilities	3,377,333	3,014,667

Total liabilities	14,485,300	9,158,672

Commitments and Contingencies	—	—

Stockholders’ (Deficit) Equity
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at August 31, 2017 and May 31, 2017, respectively	92	92
Common stock, $0.001 par value; 350,000,000 shares authorized, 152,763,243 and 149,468,244 issued and outstanding at August 31, 2017 and May 31, 2017, respectively	152,763	149,468
Additional paid-in capital	126,107,341	121,736,921
Accumulated (deficit)	(134,617,989)	(122,989,715)

Total stockholders’ (deficit)	(8,357,793)	(1,103,234)

Total liabilities and stockholders’ (deficit) equity	$6,127,507	$8,055,438

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,
	2017	2016
Operating expenses:
General and administrative	$1,569,680	$1,580,063
Research and development	8,148,175	3,685,473
Amortization and depreciation	89,146	92,584

Total operating expenses	9,807,001	5,358,120

Operating loss	(9,807,001)	(5,358,120)
Interest income	787	3,735
Change in fair value of derivative liability	(362,666)	—
Interest expense:
Amortization of discount on convertible notes	(444,152)	—
Amortization of debt issuance costs	(113,700)	—
Inducement interest related to warrant exercise	(826,252)	—
Interest on convertible notes payable	(75,289)	—

Total interest expense	(1,459,393)	—

Loss before income taxes	(11,628,273)	(5,354,385)
Provision for taxes on income	—	—

Net loss	$(11,628,273)	$(5,354,385)

Basic and diluted loss per share	$(0.08)	$(0.04)

Basic and diluted weighted average common shares outstanding	151,738,244	124,411,980

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,628,273)	$(5,354,385)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	89,146	92,584
Amortization of debt issuance costs	113,700	—
Amortization of discount on convertible notes	444,152	—
Inducement interest related to warrant exercise	826,252	—
Change in fair value of derivative liability	362,666	—
Stock-based compensation	254,953	335,349
Changes in current assets and liabilities:
(Increase)decrease in prepaid expenses	1,009,448	(793,259)
(Decrease)increase in accounts payable and accrued expenses	1,527,847	(541,243)

Net cash used in operating activities	(7,000,109)	(6,260,954)

Cash flows from investing activities:
Furniture and equipment purchases	—	(3,480)

Net cash used in investing activities	—	(3,480)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	—	729,500
Proceeds from warrant exercises	1,647,500	397,880
Proceeds from convertible notes payable	4,888,500	—
Payment of offering costs	(365,227)	(60,463)

Net cash provided by financing activities	6,170,773	1,066,917

Net change in cash	(829,336)	(5,197,517)
Cash, beginning of period	1,775,583	9,641,776

Cash, end of period	$946,247	$4,444,259

Non-cash investing and financing transactions:
Financing costs associated with placement agent warrants	$70,383	$—

Debt discount associated with convertible notes payable	$1,574,628	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2017

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2017 and 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017, filed with the Securities and Exchange Commission on July 20, 2017. Operating results for the three months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended August 31, 2017 and August 31, 2016, (b) the financial position at August 31, 2017 and (c) cash flows for the three month periods ended August 31, 2017 and August 31, 2016.

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

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $11.6 million for the three months ended August 31, 2017 and has an accumulated deficit of approximately $134.6 million as of August 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced or expects to experience any losses related to these balances. Balances in excess of federally insured limits at August 31, 2017 and May 31, 2017 approximated $0.7 million and $1.5 million, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three months ended August 31, 2017 and 2016. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of August 31, 2017 and May 31, 2017 the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

Fair Value of Financial Instruments

At August 31, 2017 and May 31, 2017 the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of August 31, 2017 and May 31, 2017 is as follows:

	Fair Value Measurement at August 31, 2017 (1)		Fair Value Measurement at May 31, 2017
	Using Level 3	Total	Using Level 3	Total
Liability:
Derivative liability	$3,377,333	$3,377,333	$3,014,667	$3,014,667

Total liability	$3,377,333	$3,377,333	$3,014,667	$3,014,667

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of August 31, 2017, and May 31, 2017.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended August 31, 2017 and the year ended May 31, 2017.

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(2,164,533)

Balance at May 31, 2017	3,014,667

Fair value adjustments	362,666

Balance at August 31, 2017	$3,377,333

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

The Company accounts for stock-based awards established by the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions including stock price volatility, expected term and risk-free interest rates, as of the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock-based award. The expected volatility is based on the historical volatility of the Company’s common stock on monthly intervals. The computation of the expected option term is based on the “simplified method,” as the Company issuances are considered “plain vanilla” options. For stock-based awards with defined vesting, the Company recognizes compensation expense over the requisite service period or when designated milestones have been achieved. The Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested forfeitures at 0% for all periods presented.

Common Stock

On March 18, 2016, at a special meeting of stockholders, a proposal was approved to increase the total number of authorized shares of common stock of the Company from 200,000,000 to 250,000,000. On August 24, 2016, at the 2016 Annual Meeting of Stockholders, a proposal was approved to increase the total number of authorized shares of common stock from 250,000,000 to 350,000,000. On August 24, 2017, at the 2017 Annual Meeting of Stockholders, a proposal was approved to increase the total number of authorized shares of common stock from 350,000,000 to 375,000,000. Subsequent to each stockholders meeting, an amendment to the Company’s Certificate of Incorporation was filed with the Secretary of State of the State of Delaware to give effect to each authorized share increase.

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of August 31, 2017, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 92,100 shares are outstanding. The remaining preferred shares authorized have no specified rights.

Debt Discount and Issuance Costs

During the three months ended August 31, 2017 and the year ended May 31, 2017, the Company incurred approximately $1.6 million and $92,000 of debt discount related to the issuance of short-term convertible notes, issued with detachable warrants, as described in Note 4. The discount will be amortized over the life of the convertible promissory notes. During the three months ended August 31, 2017, the Company recorded approximately $444,000 of related amortization.

During the three months ended August 31, 2017, the Company incurred direct costs associated with the issuance of short-term convertible notes, as described in Note 4, and recorded approximately $436,000 of debt issuance costs and recognized approximately $114,000 of related amortization.

Registered Direct Offering Costs

During the year ended May 31, 2017, the Company incurred approximately $1.8 million in direct incremental costs associated with the sale of equity securities, as described in Note 11. The offering costs were recorded as a component of equity when the proceeds were received.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 80,582,715 and 62,588,165 shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the three months ended August 31, 2017 and August 31, 2016, respectively. Additionally, as of August 31, 2017, shares of Series B convertible preferred stock in the aggregate of 92,100 shares can potentially convert into 921,000 shares of common stock.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. Management is currently assessing the impact the adoption of ASU 2017-09 will have on the Company’s Consolidated Financial Statements.

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

Note 4 – Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at August 31, 2017. Each share of the Series B is convertible into ten shares of the Company’s $0.001 par common stock including any accrued dividends, with an effective fixed conversion price of $.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

Short-Term Convertible Notes

During the year ended May 31, 2017, the Company issued $1.15 million of unsecured convertible promissory notes (the “Notes”), with a maturity date of January 31, 2018, and related warrants to investors for cash. The principal amount of the Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common shares at any time prior to maturity at a conversion price of $0.75 per share. The Notes bear simple interest at the annual rate of 7%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment date, the conversion price was greater than the fair value of the common stock. Accordingly, no beneficial conversion feature was recorded.

On June 14, 2017, the Company’s Board of Directors approved a modification in the warrant terms issued in connection with the Notes. The warrant coverage was increased from 25% to 50% and the exercise price of the warrant was reduced from $1.35 to $1.00 per share. On June 19, 2017, in connection with the new terms, the Company issued an incremental 383,333 warrant shares to previous investors.

During the three months ended August 31, 2017, the Company issued approximately $4.89 million in aggregate principal of additional Notes and related warrants, as described above. At the commitment dates, the Company determined that the conversion feature related to these Notes to be beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock on the commitment dates and the effective conversion price after discounting the Notes for the fair value of the related warrants.

In connection with the sale of the Notes during the three months ended August 31, 2017, and year ended May 31, 2017, detachable common stock warrants to purchase a total of 4,025,656 common shares, with an exercise price of $1.00 per share and a five-year term were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2017
Expected dividend yield	0%
Stock price volatility	69.5 - 69.80%
Expected term	5 year
Risk-free interest rate	1.75 - 1.83%
Grant-date fair value	$0.28 - $0.39

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the Notes and a corresponding increase to additional paid-in capital and will be amortized over the life of the Notes. The Company incurred debt discount of approximately $1.6 million during the three months ended August 31, 2017, related to the beneficial conversion feature and detachable warrants issued with the Notes. During the year ended May 31, 2017 the Company incurred debt discount of approximately $92,000 related to the detachable warrants issued with the Notes. Accordingly, the Company recognized approximately $0.4 million and $-0-, of non-cash debt discount during the three months ended August 31, 2017 and year ended May 31, 2017, respectively. In connection with the Notes, the Company incurred direct issuance costs of approximately $436,000 during the three months ended August 31, 2017. The issuance costs will be amortized over the term of the Notes and accordingly, the Company recognized approximately $114,000 of debt issuance costs.

Activity related to the Notes was as follows:

	August 31, 2017	May 31, 2017
Face amount of Notes	$6,038,500	$1,150,000

Unamortized discount	(1,222,000)	(92,000)
Unamortized issuance costs	(322,000)	—

Total carrying value of Notes	$4,494,500	$1,058,000

Note 5 – Derivative Liability:

Registered Direct Equity Offering

The investor warrants issued with the September 2016 registered direct equity offering, and the placement agent warrants issued in conjunction with the offering, as fully described in Note 11, contain a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrantholder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480 and ASC 815 and are recorded at fair value.

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, May 31, 2017 and August 31, 2017:

	Shares Indexed	Derivative Liability
Balance May 31, 2016	—	$—
Inception date September 15, 2016	7,733,334	5,179,200
Balance May 31, 2017	7,733,334	3,014,667
Balance August 31, 2017	7,733,334	$3,377,333

The Company recognized approximately $363,000 and $ -0- of net non-cash loss, due to the changes in the fair value of the liability associated with such classified warrants during the three months ended August 31, 2017 and August 31, 2016, respectively.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2017 and August 31, 2017, using the following assumptions:

	September 15, 2016	May 31, 2017	August 31, 2017
Fair value of underlying stock	$0.78	$0.60	$0.68
Risk free rate	1.20%	1.71%	1.65%
Expected term (in years)	5	4.29	4.04
Stock price volatility	106%	94%	88%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at August 31, 2017, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock, in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock and a recent approval to increase the total number of shares by 8,000,000 to 15,000,000, among other amendments, on August 24, 2017. As of August 31, 2017, the Company had 5,693,807 shares available for future stock-based grants under the 2012 Plan, as amended.

Stock Options

During the three months ended August 31, 2017, the Company granted annual stock option awards to directors to purchase a total of 450,000 shares of common stock with an exercise price of $0.57 per share. These option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these options was $0.36 per share.

During the three months ended August 31, 2017, the Company granted an option award covering 600,000 shares of common stock with an exercise price of $0.57 per share, to the Chief Science Officer. This option vests annually over three years, has a ten-year term and a grant date fair value of $0.35 per share.

During the three months ended August 31, 2017, the Company granted options, covering an aggregate of 800,000 shares of common stock, to executive management and employees with exercise prices of $0.57 per share. The options vest annually over three years, have a ten-year term and grant date fair values of $0.35 per share.

Warrants

During the three months ended August 31, 2017, the Company granted a warrant covering an aggregate of 200,000 shares of common stock, with an exercise price of $0.64 per share, to a consultant. The warrant vests 25% upon grant date, 25% on December 31, 2017 and 50% upon achieving certain future milestones. The warrant has a five-year term and a grant date fair value of $.26 per share.

During the three months ended August 31, 2017, in connection with unsecured convertible promissory Notes, as fully described in Note 4, the Company issued common stock warrants, covering 3,258,990 shares of common stock to note holders. The warrants have a five-year term and an exercise price of $1.00 per share. In connection with the promissory notes, the Company issued warrants covering 350,766 to the placement agent. The warrants have a five year term and an exercise price of $0.825.

On June 14, 2017, the Company’s Board of Directors approved a modification in the warrant terms issued in connection with the Notes, as fully described in Note 4. The warrant coverage was increased from 25% to 50% and the exercise price of the warrant was reduced to $1.00 per share from $1.35 per share. On June 19, 2017, in connection with new terms, the Company issued an incremental 383,333 warrant shares to the investors during the year ended May 31, 2017.

During the three months ended August 31, 2017, the Company determined to extend the expiration dates of certain warrants to June 30, 2017 covering 3,295,000 shares of common stock. The warrants were originally issued in connection with 2012 convertible promissory notes and had an exercise price of $1.00 per share. The extension to June 30, 2017 was contingent upon immediate exercise of the warrants at a reduced exercise price of $0.50 per share. The Company received proceeds of approximately $1.6 million and pursuant to U.S. GAAP, the Company recognized non-cash inducement interest expense of approximately $0.8 million, which represented the incremental increase in the fair value of the extended warrants.

The Company determined the fair value of the warrant extension using the Black-Scholes option pricing model utilizing certain weighted-average assumptions, such as expected stock price volatility, term of the warrants, risk-free rate and expected dividend yield at date of exercise.

2017
Expected dividend yield	0%
Stock price volatility	61.48%
Expected term	1 month
Risk-free interest rate	0.84%
Grant-date fair value	$0.25

Compensation expense related to stock options and warrants was approximately $255,000 and $335,000 for the three months ended August 31, 2017 and August 31, 2016, respectively. The grant date fair value of options and warrants vested during the three month periods ended August 31, 2017 and August 31, 2016 was approximately $447,000 and $252,000, respectively. As of August 31, 2017, there was approximately $1,357,000 of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.66 years.

The following table represents stock option and warrant activity as of and for the three-months ended August 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding – May 31, 2017	77,859,626	$0.86	3.40	$40,250

Granted	6,043,089	0.85	—	—
Exercised	(3,295,000)	0.50	—	—
Forfeited/expired/cancelled	(25,000)	0.55	—	—

Options and warrants outstanding – August 31, 2017	80,582,715	0.85	3.54	$320,344

Outstanding exercisable – August 31, 2017	75,904,464	$0.86	3.22	$104,990

Note 7 – Acquisition of Patents

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of August 31, 2017, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2026 and 2031, respectively, in various countries.

The following presents intangible assets activity:

	August 31, 2017	May 31, 2017
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,706,289)	(1,618,770)

Total amortizable intangible assets, net	1,793,711	1,881,230
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$1,829,700	$1,917,219

Amortization expense related to patents was approximately $87,500 for the three months ended August 31, 2017 and 2016, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 8 – License Agreements

The Company has an executed license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. In connection with this license agreement, the Company became the primary obligor of £600,000 (approximately US$807,000 utilizing current exchange rates), which was timely paid by June 30, 2016. The Company continues to accrue for their current annual license payment of £300,000 (approximately US$400,000 utilizing current exchange rates), which is payable annually in December. Future annual license fees and royalty rate will vary depending on whether we manufacture PRO 140 ourselves, utilize the third-party licensor as a contract manufacturer, or utilize an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 (approximately US$400,000) when it serves as the manufacturer.

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

During the year ended May 31, 2017, the Company entered into agreements with commercial manufacturing companies. Under the terms of the agreements, the Company paid approximately $2.1 million of execution fees for process validation and manufacturing activities, of which the remaining $1.7 million is reflected as a current asset, as of August 31, 2017. In the event the Company were to terminate any of the agreements, it may incur certain financial penalties which would become payable to the manufacturers.

Conditioned on the timing of termination, the financial penalties may range from an approximate low of $1.2 million to an approximate high of $3.6 million.

Note 10 – Private Securities Offering

During the year ended May 31, 2017, the Company conducted a private equity offering, in which accredited investors purchased unregistered common stock at $1.00 per share with warrant coverage of 25%, based on the number of shares of common stock purchased. Pursuant to the Offering, the Company sold a total of 729,500 shares of common stock, $0.001 par value, for aggregate gross proceeds of $729,500 and issued to the investors five-year warrants covering 182,375 shares of common stock with an exercise price of $1.35 per share.

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

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three months ended August 31, 2017 and 2016, the Company incurred an expense of approximately $10,800 and $8,800, respectively, for qualified non-elective contributions.

Note 13 – Related Party Transactions

On May 31, 2017, Anthony D. Caracciolo, Executive Chairman of the Company, participated in the private placement of Notes, as fully described in Note 4. Mr. Caracciolo purchased a promissory note, bearing interest of 7%, for $1,000,000 in aggregate principal and received a warrant covering 333,333 shares of common stock at an exercise price of $1.00. The terms and conditions of Mr. Caracciolo’s investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On July 26, 2017, Jordan G. Naydenov, a director with the Company, participated in the private placement of Notes, as fully described in Note 4. Mr. Naydenov purchased a promissory note, bearing interest of 7%, for $100,000 in aggregate principal and received a warrant covering 66,666 shares of common stock at an exercise price of $1.00. The terms and conditions of Mr. Naydenov’s investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On July 28, 2017, Alpha Venture Capital Partners, LP (“AVCP”), participated in the private placement of Convertible Promissory Notes, as fully described in Note 4 above. Mr. Carl Dockery, the principal of AVCP, is a director of the Company. AVCP purchased a promissory note, bearing interest of 7%, for $50,000 in aggregate principal and received a warrant covering 33,333 shares of common stock at an exercise price of $1.00. The terms and conditions of the AVCP investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves all related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 14 – Subsequent Events

On September 7, 2017, the Company filed with the Secretary of State of Delaware a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, increasing the total number of authorized shares of Common Stock to 375,000,000. The Company’s stockholders approved the Certificate of Amendment at an annual meeting of stockholders on August 24, 2017.

On September 8, 2017, the Company entered into subscription agreements and securities purchase agreements with certain investors for the sale by the Company of 3,336,331 shares of common stock, at a purchase price of $0.75 per share in a registered direct offering. The Investors in this offering also received warrants to purchase 1,668,163 shares of common stock. The aggregate gross proceeds for the sale of the common shares and warrants was approximately $2.5 million. The warrants have an exercise price of $1.00 per share and have a five-year term. Net proceeds to the Company were approximately $2.24 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this filing, we make forward-looking statements. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: the sufficiency of the Company’s cash position and the ongoing ability to raise additional capital to fund its operations; the ability to complete its Phase 2b/3 combination therapy trial and to meet the requirements of the U.S. Food and Drug Administration (the “FDA”) with respect to safety and efficacy to support the filing of a Biologics License Application (“BLA”); the ability to meet its debt obligations; the ability to identify patients to enroll in its clinical trials in a timely fashion; the ability to achieve approval of a marketable product; the design, implementation and conduct of clinical trials; the results of clinical trials, including the possibility of unfavorable clinical trial results; the market for, and marketability of, any product that is approved; the existence or development of vaccines, drugs, or other treatments for infection with the Human Immunodeficiency Virus that are viewed by medical professionals or patients as superior to the Company’s products; regulatory initiatives, compliance with governmental regulations and the regulatory approval process; general economic and business conditions; changes in foreign, political, and social conditions; and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report, including the financial statements and related notes appearing elsewhere herein. To the extent not otherwise defined herein, capitalized terms shall have the same meanings as in such financial statements and related notes. This discussion and analysis contains forward-looking statements including information about possible or assumed results of the Company’s financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Clinical Trials Update

As previously reported, the Company has scheduled an in-person meeting with the FDA for October 12, 2017. The purpose of the meeting will be to address open issues with respect to its Phase 2b/3 pivotal combination therapy trial with PRO 140 regarding the adequate number and type of evaluable patients required for efficacy and safety necessary to support the BLA filing. The Company is continuing to enroll patients in its combination therapy trial until further clarification from the FDA. The Company expects that the outcome of the meeting could have a significant effect on cost estimates and the time required to finish the enrollment of patients for efficacy and safety for the combination therapy trial.

Phase 2b Extension Study for HIV, as Monotherapy. There were 11 trial participants in the extension study who successfully completed 37 weeks of therapy and were not discontinued. Currently, there are a total of nine patients in this extension study and eight trial participants have surpassed three years of suppressed viral load with PRO 140 as a single agent therapy. This extension study remains ongoing.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy. A pivotal 25-week trial for PRO 140 as a combination therapy to existing HAART drug regimens originally designed for 300 patients. Several patients have completed this trial and have transitioned to a roll-over protocol, as requested by the treating physicians to enable the patients to have continued access to PRO 140. Previously, the FDA agreed to reduce the number of patients in this study from 300 to 150 patients. In October 2016, the FDA agreed to additional protocol modifications, including a further reduction in patients for this trial from 150 down to 30 patients and lowered the primary endpoint for viral load reduction from a viral load of 0.7log to viral load of 0.5log. Based upon these new protocol modifications, management projects that the total estimated costs for this trial may range from $8 million to $9 million, subject to the outcome of the October 12, 2017 FDA meeting. As described above, enrollment is continuing in the trial until the Company receives clarification from the FDA on October 12, 2017 regarding the adequate number and type of evaluable patients required for efficacy and safety necessary to support the filing of a Biologics License Application. An announcement as to when a determination may be expected regarding achievement of the trial’s primary endpoint may be made following the FDA meeting.

Rollover Study for HIV, as Combination Therapy. This study is designed for patients who successfully complete the Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of PRO 140 therapy. If this study enrolls 30 patients from the Phase 3 trial and all patients remain in the Rollover study for one year, management estimates the cost of this study to be approximately $3.5 million to $4 million.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy. An investigative trial including 300 patients to assess the treatment strategy of using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is to assess the clinical safety of PRO 140 monotherapy regimen and to evaluate the proportion of participants experiencing virologic failure. The secondary endpoint is length of time to virologic failure. Enrollment of the first several patients was announced in December 2016. We anticipate that the Company will increase the number of sites in order to accelerate enrollment following the completion of enrollment of the pivotal combination therapy trial. The estimates for the total cost of this trial currently range from $15 million to $17 million, but such estimates will be updated upon the determination of the increased number of sites, the rate of patient enrollment and the overall duration of the trial, all of which could cause the total trial costs to exceed the upper end of the foregoing range. We expect enrollment to be completed in 2018, subject to the foregoing variables.

Phase 2 Trial for Graft-versus-Host Disease. This Phase 2, randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients is designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May of 2017. Management estimates the cost of this trial to be approximately $3.5 million to $4 million. On October 5, 2017, the Company announced that the FDA had granted orphan drug designation to PRO 140 for the prevention of graft versus host disease.

The Company will require a significant amount of additional capital to complete the foregoing clinical trials and make its BLA submission. See “Liquidity and Capital Resources” below.

Results of Operations for the three months ended August 31, 2017 and 2016:

For the three months ended August 31, 2017 and August 31, 2016, the Company had no activities that produced revenues from operations.

For the three months ended August 31, 2017, the Company incurred a net loss of approximately $11.6 million, as compared to a net loss of approximately $5.4 million for the corresponding period in 2016. The increase in net loss of approximately $6.2 million related primarily to an increase in operating expenses of approximately $4.4 million, as described below, increased interest expense and a charge for a change in derivative liability totaling approximately $1.8 million, of which approximately $1.6 million was non-cash. The loss per share for the quarter ended August 31, 2017 was $(0.08) compared to $(0.04) in the comparable 2016 period.

For the three months ended August 31, 2017 and August 31, 2016, operating expenses totaled approximately $9.8 million and $5.4 million, respectively, which consisted primarily of research and development, stock-based compensation, salaries and benefits, professional fees, amortization and various other operating expenses. The increase in operating expenses of approximately $4.4 million was attributable to higher research and development costs. General and administrative expenses for the three months ended August 31, 2017 was comparable to the same period a year ago.

Research and development (“R&D”) expenses of approximately $8.1 million for the three months ended August 31, 2017 increased approximately $4.5 million over the comparable 2016 quarter principally due to approximately $4.2 million in additional clinical trial and manufacturing expenses and approximately $0.3 million in non-clinical related expenses required for the BLA submission. For the quarter ended August 31, 2107, R&D expenditures continue to be primarily devoted to: (1) advancing clinical trials of PRO 140 for the extension study of the Phase 2b monotherapy trial, one pivotal Phase 2b/3 combination therapy trial, one investigative Phase 2b/3 monotherapy trial, one Phase 2 GvHD trial, (2) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements of a future BLA filing and to advance the preparations for manufacturing new PRO 140 and (3) preparation of the non-clinical section necessary to complete the BLA filing with the FDA.

We expect R&D expenses to continue to increase in future periods, as the activity within the Company’s clinical trials expands and the biologics manufacturing processes and related regulatory compliance activities increase, all of which support the Company’s objectives to advance the preparation for an anticipated BLA filing in 2018.

For the quarter ended August 31, 2017, the Company recognized non-cash charge associated with the change in fair value of a derivative liability of approximately $0.4 million. The warrants that contain a provision which gives rise to a derivative liability were not outstanding during the comparable 2016 quarter. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash benefit or a non-cash charge, as a consequence of a decrease or increase in the calculated derivative liability.

For the three months ended August 31, 2017, the Company incurred approximately $1.5 million in interest expense, of which approximately $1.3 million was non-cash. The components of interest expense included amortization of discount on convertible notes, amortization of debt issuance costs, interest on convertible notes and an expense to induce the immediate exercise of certain warrants upon an extension of the expiration date. The comparable quarter a year ago incurred no interest expense, as all debt had been converted or repaid during the fiscal year ended May 31, 2016.

The future trends in all expenses will be driven, in large part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company requires a significant amount of additional capital, and its ability to continue to fund operations will continue to depend on its ability to raise such capital. See, in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended May 31, 2017.

Liquidity and Capital Resources

The Company’s cash position for the three months ended August 31, 2017 decreased approximately $0.8 million to approximately $0.9 million as compared to a balance of approximately $1.8 million as of May 31, 2017. The net decrease in cash for the three months ended August 31, 2017 was attributable to cash used in operating activities of approximately $7.0 million, offset in part by net cash provided by financing activities of approximately $6.2 million.

As of August 31, 2017, the Company had negative working capital of approximately $6.8 million compared to negative working capital of approximately $23,000 at May 31, 2017, an increase of negative working capital of approximately $6.8 million primarily attributable to cash used in operations.

Cash Flows

Net cash used in operating activities totaled approximately $7.0 million during the three months ended August 31, 2017, which reflects an increase of approximately $0.7 million of net cash used in operating activities over the three months ended August 31, 2016. The increase in net cash used in operating activities was attributable to increase in net loss of approximately $6.2 million over the comparable period a year ago, which was offset in part by a net increase in non-cash items totaling approximately $2.0 million coupled with an increase in current liabilities of approximately $1.6 million, offset in part by a decrease in certain prepaid expenses of approximately $1.0 million.

There were no investing activities during the three months ended August 31, 2017, compared to approximately $3,500 in the comparable quarter a year ago.

Net cash provided by financing activities of approximately $6.2 million during the three months ended August 31, 2017 arose from the sale of convertible promissory notes, which generated net proceeds of approximately $4.5 million and proceeds of approximately $1.6 million from the exercise of warrants. This is an increase of approximately $5.1 million from the comparable quarter a year ago, which included net proceeds of approximately $0.7 million from a private placement of equity securities and approximately $0.4 million of proceeds from the exercise of warrants.

Capital Requirements

The Company has not generated revenue to date, and will not generate product revenue in the foreseeable future. We expect that the Company will continue to incur operating losses as it proceeds with clinical trials with respect to PRO 140 and continues to advance it through the product development and regulatory process. The future trends of all expenses will be driven, in large part, by the future outcomes of the clinical trials and their correlative effect on general and administrative expenses, in addition to the manufacturing of new commercial grade PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company will require a significant amount of additional capital in the future to fulfill BLA requirements related to manufacturing PRO 140 for commercial use.

In connection with this undertaking, the Company has have entered into an arrangement with a third party contract manufacturing organization (the “CMO”) to provide process transfer, validation and manufacturing services for PRO 140. Management believes the CMO will best serve the Company’s strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for PRO 140. Management will continue to assess manufacturing capacity requirements as new market information becomes available. In the event that the Company terminates the agreement with its CMO, the Company may incur certain financial penalties which would become payable to the CMO. Conditioned on the timing of termination, the financial penalties may range from an approximate low of $1.2 million to an approximate high of $3.6 million. These CMO undertakings are anticipated to require approximately $20 million of additional capital over the next two calendar years, including the estimated costs to fill, label, and package product into the final commercial package for commercial sale.

The Company has entered into project work orders for each of its clinical trials with its clinical research organization (the “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company has prepaid certain execution fees for direct services costs. In connection with its clinical trials, the Company has entered into separate project work orders for each trial with its CRO. In the event that the Company terminates any trial, the Company may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.4 million. In the remote circumstance that the Company terminates all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.8 million.

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

On January 31, 2017, approximately $6.0 million in convertible notes issued between May 31, 2017 and July 28, 2017 will become due and payable. Unless the holders elect to convert the principal amount of such notes plus accrued interest at an annual rate of 7.0%, or an aggregate of approximately $6.3 million, into common stock at a conversion price of $0.75 per share, the Company will be required to repay such amount to its investors in cash.

Going Concern

As reported in the accompanying financial statements, for the three months ended August 31, 2017 and August 31, 2016, the Company incurred net losses of approximately $11.6 million and $5.4 million, respectively. The Company has no activities that produced revenue in the periods presented and has sustained operating losses since inception.

The Company will require a significant amount of additional capital to fund operations, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital, commercialize its product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back its operations or slow down or cease certain clinical trials or CMO activities, which could materially delay the timeframe to BLA submission. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue its operations or liquidate its assets.

Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of debt and equity securities, combined with additional funding from other traditional financing sources. As of the date of this filing, the Company has approximately $79 million of securities available for issuance or approximately $65 million, assuming the full exercise of previously issued warrants in future financing rounds registered under its universal shelf registration statement on Form S-3, which was declared effective on September 9, 2016.

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company may require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable terms. Please refer to the risk factors under Item 1.A. to the Company’s Annual Report on Form 10-K.

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

The Company’s exposure to market risk is limited to changes in the market price of its common stock and to a lesser extent foreign currency exchange risk.

Common Stock Price Risk

The Company does not use derivative instruments to hedge risks relating to its ongoing business operations or for speculative purposes. However, as described in greater detail in Note 5 (Derivative Liability) to the accompanying financial statements, the Company is required to account for certain outstanding series of warrants as derivative instruments.

All derivative instruments are required to be recorded on the balance sheet at their fair values. Each quarter, management determines the fair value of the warrants accounted for as derivative instruments using a binomial lattice valuation model as described in greater detail in Note 5 (Derivative Liability) to the accompanying financial statements. The key inputs in determining fair value of such derivative liabilities include the Company’s stock price and stock price volatility, and the then applicable risk free interest rate. Changes in these inputs affect the valuation of such derivatives and result in non-cash gain or loss each quarterly period. For example, a 10% increase or decrease in stock price would increase or decrease the value of the warrant derivative liability by approximately $0.4 million, resulting in a non-cash loss (for an increase) or gain (for a decrease) of the same amount. Similarly, a 10% increase or decrease in stock price volatility would increase or decrease the value of the warrant derivative liability by approximately $0.2 million, resulting in a non-cash loss (for an increase) or gain (for a decrease) of the same amount. Finally, a 10% increase or decrease in the risk free interest rate would not have a material effect on the fair value of the derivative liability. Management’s discretion is required to estimate certain other factors described in Note 5 to the accompanying financial statements, which also contribute to the fair value estimates of such derivative liability.

During the three months ended August 31, 2017, the Company recorded a non-cash loss from fair value changes in such warrants of approximately $0.4 million, due primarily to an increase in the Company’s common stock price and decreases in stock price volatility and risk free interest rate.

Foreign Currency Exchange Risk

The Company may face certain exposure to fluctuation in foreign currency exchange rates, due primarily to a license agreement with a third-party licensor under which the Company is required to pay annual license fees and/or royalties denominated in British pounds sterling. For more information about this license agreement, see Note 8 (License Agreements) to the accompanying financial statements. Nevertheless, fluctuations in foreign exchange rates have not previously had, nor does management believe that they will have, any material impact on earnings, cash flows or other financial results of the Company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2017. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2017.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended August 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors applicable to the Company from those identified in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 20, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.2	Form of Warrant to purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.4	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

31.1*	Rule 13a-14(a) Certification by CEO of Registrant.

31.2*	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1*	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: October 10, 2017	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: October 10, 2017	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary