Form 10-Q
period 2018-02-28
CytoDyn Inc.
filed 2018-04-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

On March 31, 2018, there were 212,082,779 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

	February 28, 2018	May 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$4,946,942	$1,775,583
Prepaid expenses	265,729	207,314
Prepaid service fees	1,404,776	4,138,041

Total current assets	6,617,447	6,120,938
Furniture and equipment, net	12,424	17,281
Intangibles, net	1,654,662	1,917,219

Total assets	$8,284,533	$8,055,438

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$11,655,124	$4,281,204
Accrued compensation	292,990	637,190
Accrued license fees	83,400	167,000
Accrued liabilities	556,896	—
Convertible notes payable, net	—	1,058,611

Total current liabilities	12,588,410	6,144,005

Long-term liabilities:
Derivative liability	3,288,799	3,014,667

Total long-term liabilities	3,288,799	3,014,667

Total liabilities	15,877,209	9,158,672
Commitments and Contingencies	—	—
Stockholders’ (Deficit) Equity
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at February 28, 2018 and May 31, 2017, respectively	92	92
Common stock, $0.001 par value; 375,000,000 and 350,000,000 shares authorized, 208,904,000 and 149,468,244 issued and outstanding at February 28, 2018 and May 31, 2017, respectively	208,904	149,468
Additional paid-in capital	155,714,101	121,736,921
Accumulated (deficit)	(163,515,773)	(122,989,715)

Total stockholders’ (deficit)	(7,592,676)	(1,103,234)

Total liabilities and stockholders’ (deficit) equity	$8,284,533	$8,055,438

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017
Operating expenses:
General and administrative	$1,974,915	$1,391,463	$5,153,336	$4,651,451
Research and development	12,076,460	6,534,423	29,301,808	14,603,532
Amortization and depreciation	89,132	91,031	267,414	276,171

Total operating expenses	14,140,507	8,016,917	34,722,558	19,531,154

Operating loss	(14,140,507)	(8,016,917)	(34,722,558)	(19,531,154)
Interest income	662	3,588	1,870	12,971
Change in fair value of derivative liability	(741,066)	(26,666)	(274,132)	1,196,800
Interest expense:
Amortization of discount on convertible notes	(493,022)	—	(1,666,017)	—
Amortization of debt issuance costs	(153,480)	—	(435,609)	—
Interest related to derivative liability	—	—	—	(540,333)
Inducement interest related to warrant exercise	—	(72,437)	(826,252)	(72,437)
Inducement interest related to convertible notes	(2,352,045)	—	(2,352,045)	—
Interest on convertible notes payable	(70,642)	—	(251,315)	—

Total interest expense	(3,069,189)	(72,437)	(5,531,238)	(612,770)

Loss before income taxes	(17,950,100)	(8,112,432)	(40,526,058)	(18,934,153)
Provision for taxes on income	—	—	—	—

Net loss	$(17,950,100)	$(8,112,432)	$(40,526,058)	$(18,934,153)

Basic and diluted loss per share	$(0.10)	$(0.06)	$(0.25)	$(0.14)

Basic and diluted weighted average common shares outstanding	178,088,905	142,175,678	162,460,451	134,138,391

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net loss	$(40,526,058)	$(18,934,153)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	267,414	276,171
Amortization of debt issuance costs	435,609	—
Amortization of discount on convertible notes	1,666,017	—
Interest expense associated with extension of warrant expirations	826,252	72,437
Interest expense associated with conversion of notes	2,352,045	—
Interest expense associated with derivative liability	—	540,333
Change in fair value of derivative liability	274,132	(1,196,800)
Stock-based compensation	1,096,226	984,772
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses	2,674,850	(3,085,682)
Increase (decrease) in accounts payable and accrued expenses	8,014,522	1,777,535

Net cash used in operating activities	(22,918,991)	(19,565,387)

Cash flows from investing activities:
Furniture and equipment purchases	—	(7,904)

Net cash used in investing activities	—	(7,904)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	22,903,710	19,133,755
Proceeds from warrant exercises	1,647,500	397,880
Proceeds from convertible notes payable	4,888,500	—
Payment of offering costs	(3,090,203)	(1,804,314)
Repayment on convertible note	(259,157)	—

Net cash provided by financing activities	26,090,350	17,727,321

Net change in cash	3,171,359	(1,845,970)
Cash, beginning of period	1,775,583	9,641,776

Cash, end of period	$4,946,942	$7,795,806

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,157	$—

Non-cash investing and financing transactions:
Financing costs associated with placement agent warrants	$70,383	$—

Debt discount associated with convertible notes payable	$1,574,628	$—

Common stock issued upon conversion of convertible debt	$5,788,500	$—

Common stock issued for accrued interest payable	$242,158	$—

Common stock issued for board compensation	$260,190	$—

Derivative liability associated with warrants	$—	$5,179,200

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2018

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

The Company is developing a class of therapeutic monoclonal antibodies to address unmet medical needs for HIV, as well as graft versus host disease.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2017 and 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017, filed with the Securities and Exchange Commission on July 20, 2017. Operating results for the three and nine months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended February 28, 2018 and February 28, 2017, (b) the financial position at February 28, 2018 and (c) cash flows for the nine month periods ended February 28, 2018 and February 28, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Advanced Genetic Technologies, Inc. and CytoDyn Veterinary Medicine LLC, both of which are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2018 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or loss per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $40,526,058 for the nine months ended February 28, 2018 and has an accumulated deficit of $163,515,773 as of February 28, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at February 28, 2018 and May 31, 2017 approximated $5.2 million and $1.5 million, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three and nine months ended February 28, 2018 and 2017. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal requirements will be satisfied. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of February 28, 2018 and May 31, 2017, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

Fair Value of Financial Instruments

At February 28, 2018 and May 31, 2017, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of February 28, 2018 and May 31, 2017 is as follows:

	Fair Value Measurement at		Fair Value Measurement at
	February 28, 2018 (1)		May 31, 2017 (1)
	Using		Using
	Level 3	Total	Level 3	Total
Liability:
Derivative liability	$3,288,799	$3,288,799	$3,014,667	$3,014,667

Total liability	$3,288,799	$3,288,799	$3,014,667	$3,014,667

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 28, 2018 and May 31, 2017.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurements. These instruments are not quoted on an active market, so the Company uses a Binomial Lattice Model to estimate the value of the derivative liability. A Binomial Lattice Model was used because management believes it reflects all the assumptions that market participants would likely consider in negotiating the transfer of the warrant. The Company’s derivative liability is classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model. The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended February 28, 2018 and the year ended May 31, 2017:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(2,164,533)

Balance at May 31, 2017	3,014,667

Fair value adjustments	274,132

Balance at February 28, 2018	$3,288,799

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

On November 1, 2017, the Company held a special meeting of stockholders, at which the stockholders approved a proposal to effect a reverse stock split at a ratio of any whole number between one-for-two and one-for-fifteen, as determined by the board of directors, and a simultaneous reduction in the total number of authorized shares of common stock to 200,000,000 at any time before August 24, 2018, if and as determined by the board of directors.

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of February 28, 2018, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock, of which 92,100 shares were outstanding. The remaining preferred shares authorized have no specified rights.

Debt Discount

During the nine months ended February 28, 2018 and the year ended May 31, 2017, the Company incurred approximately $1.6 million and $92,000 of debt discount related to the issuance of short-term convertible notes issued with detachable warrants, as described in Note 4. The discount was amortized over the life of the convertible promissory notes. During the nine months ended February 28, 2018, the Company recorded approximately $1.6 million of related amortization.

Debt Issuance Cost

During the nine months ended February 28, 2018, the Company incurred direct costs associated with the issuance of short-term convertible notes, as described in Note 4, and recorded approximately $0.4 million of debt issuance costs and recognized approximately $0.4 million of related amortization.

Registered Direct Offering Costs

During the nine months ended February 28, 2018 and the year ended May 31, 2017, the Company incurred approximately $0.7 million and $1.8 million in direct incremental costs associated with the sale of equity securities, as described in Note 11. The offering costs were recorded as a component of equity upon receipt of proceeds.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 130,457,331 and 77,509,269 shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the nine months ended February 28, 2018 and February 28, 2017, respectively. Additionally, as of February 28, 2018, shares of Series B convertible preferred stock in the aggregate of 92,100 shares can potentially convert into 921,000 shares of common stock.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% effective as of January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we will utilize a blended rate of 29% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. We recorded provisional charges for the re-measurement of the deferred tax assets and reduced our deferred taxes before the valuation allowance by $14,270,089 to our income tax expense. The Company has a full valuation allowance as of February 28, 2018, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized. The current tax expense for the three-month and nine-month periods ended February 28, 2018 is zero. As of February 28, 2018, the Company had not completed the accounting for the tax effects of enactment of the Act; however, as described, it has made a reasonable estimate of the effects on existing deferred tax balances.

Note 3 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this Update add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s Consolidated Financial Statements.

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

Note 4 – Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock par value $0.001 (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at February 28, 2018. Each share of the Series B is convertible into ten shares of the Company’s $0.001 par common stock including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6 million. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights.

Short-Term Convertible Notes

During the year ended May 31, 2017, the Company issued $1.15 million of unsecured convertible promissory notes (the “Notes”), with a maturity date of January 31, 2018, and related warrants to investors for cash. The principal amount of the Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common shares at any time prior to maturity at a conversion price of $0.75 per share. The Notes bear simple interest at the annual rate of 7%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment date, the conversion price was greater than the fair value of the common stock. Accordingly, no beneficial conversion feature was recorded. The Company incurred approximately $92,000 of debt discount related to the detachable warrants issued with the 2017 Notes, which was amortized over the term of the notes.

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

During the nine months ended February 28, 2018, the Company issued approximately $4.89 million in aggregate principal of additional Notes and related warrants, as described above. At the commitment dates, the Company determined that the conversion feature related to these Notes to be beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock on the commitment dates and the effective conversion price after discounting the Notes for the fair value of the related warrants.

In connection with the sale of the Notes during the nine months ended February 28, 2018 and year ended May 31, 2017, detachable common stock warrants to purchase a total of 4,025,656 common shares, with an exercise price of $1.00 per share and a five-year term were issued to the Note holders. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2017
Expected dividend yield	0%
Stock price volatility	69.5 - 69.80%
Expected term	5 year
Risk-free interest rate	1.75 - 1.83%
Grant-date fair value	$0.28 - $0.39

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the Notes and a corresponding increase to additional paid-in capital was amortized over the life of the Notes. The Company incurred debt discount of approximately $1.6 million during the nine months ended February 28, 2018, related to the beneficial conversion feature and detachable warrants issued with the Notes. During the year ended May 31, 2017 the Company incurred debt discount of approximately $92,000 related to the detachable warrants issued with the Notes. Accordingly, the Company recognized approximately $1.6 million and $-0-, of non-cash debt discount during the nine months ended February 28, 2018 and year ended May 31, 2017, respectively. In connection with the Notes, the Company incurred direct issuance costs of approximately $0.4 million during the nine months ended February 28, 2018. The issuance costs were amortized over the term of the Notes and accordingly, the Company recognized approximately $0.4 million of debt issuance costs during the nine months ended February 28, 2018.

On January 31, 2018, in connection with a registered direct equity offering, as fully described in Note 11, the Notes in an aggregate principal amount of $5,788,500, plus accrued unpaid interest of approximately $243,000 were sold for 12,062,728 shares of common stock and the exercise price of the original detachable warrants was reduced from $1.00 to $0.75 per share. The Note investors also received warrants to purchase 7,718,010 shares of common stock. The securities were sold at a combined purchase price of $0.50 per share of common stock and related warrants, for aggregate gross proceeds to the Company of approximately $6.0 million. The Company repaid one Note, including accrued interest in the aggregate of approximately $259,000.

Activity related to the Notes was as follows:

	February 28, 2018	May 31, 2017
Face amount of Notes	$6,038,500	$1,150,000
Unamortized discount	—	(92,000)
Unamortized issuance costs	—	—
Registered direct offering	(5,788,500)	—
Note repayment	(250,000)	—

Carrying value of Notes, net	$—	$1,058,000

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

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, May 31, 2017 and February 28, 2018:

	Shares Indexed	Derivative Liability
Balance May 31, 2016	—	$—
Inception date September 15, 2016	7,733,334	5,179,200
Balance May 31, 2017	7,733,334	3,014,667
Balance February 28, 2018	7,733,334	$3,288,799

The Company recognized approximately $0.3 million of net non-cash loss and approximately $1.2 million of net non-cash gain, due to the changes in the fair value of the liability associated with such classified warrants during the nine months ended February 28, 2018 and February 28, 2017, respectively.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2017 and February 28, 2018, using the following assumptions:

	September 15, 2016	May 31, 2017	February 28, 2018
Fair value of underlying stock	$0.78	$0.60	$0.79
Risk free rate	1.20%	1.71%	2.58%
Expected term (in years)	5	4.29	3.54
Stock price volatility	106%	94%	75%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

Due to the fundamental transaction provisions, which could provide for early redemption of the warrants, the model also considered subjective assumptions related to the fundamental transaction provision. The fair value of the warrants will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest and management’s assumptions related to the fundamental transaction provisions.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at February 28, 2018, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. At the annual meeting of stockholders held on August 24, 2017, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock. As of February 28, 2018, the Company had 4,869,397 shares available for future stock-based grants under the 2012 Plan, as amended.

Stock Options

During the nine months ended February 28, 2018, the Company granted annual stock option awards to directors to purchase a total of 450,000 shares of common stock with an exercise price of $0.57 per share. These option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these options was $0.36 per share.

During the nine months ended February 28, 2018, the Company granted stock option awards to directors to purchase a total of 836,055 shares of common stock with an exercise price of $0.56 per share. The option awards were issued in lieu of accrued and unpaid cash board compensation for the previous quarters ended May 31, 2017, August 31, 2017, November 30, 2017 and February 28, 2018. The options awards fully vest upon grant, have a ten-year term and a grant date fair value of $0.31 per share.

During the nine months ended February 28, 2018, the Company granted a stock option award covering 600,000 shares of common stock with an exercise price of $0.57 per share, to its Chief Science Officer. This option award vests annually over three years, has a ten-year term and a grant date fair value of $0.35 per share.

During the nine months ended February 28, 2018, the Company granted stock options, covering an aggregate of 800,000 shares of common stock, to executive management and employees with exercise prices of $0.57 per share. The option awards vest annually over three years, have a ten-year term and grant date fair values of $0.35 per share.

During the nine months ended February 28, 2018, the Company cancelled certain outstanding stock options and issued replacement options, covering an aggregate of 1,050,000 shares of common stock to executive management and directors. The replacement options retained the original exercise price of $0.80 per share and have a five-year term, to reflect the corrected term of approximately ten years from the original grant date. These options have a grant date fair value of $0.42 per share. In connection with this modification the Company recognized approximately $321,000 of non-cash stock based compensation expense.

Warrants

During the nine months ended February 28, 2018, the Company granted a warrant covering an aggregate of 200,000 shares of common stock, with an exercise price of $0.64 per share, to a consultant. The warrant vests 25% upon grant date, 25% on December 31, 2017 and 50% upon achieving certain future milestones. The warrant has a five-year term and a grant date fair value of $0.26 per share.

During the nine months ended February 28, 2018, the Company granted to a consultant a warrant covering an aggregate of 100,000 shares of common stock, with an exercise price of $0.75 per share. The warrant vests immediately, has a five-year term and a grant date fair value of $0.29 per share.

During the nine months ended February 28, 2018, the Company granted to a consultant a warrant covering an aggregate of 50,000 shares of common stock, with an exercise price of $0.76 per share. The warrant vests immediately, has a five-year term and a grant date fair value of $0.26 per share.

During the nine months ended February 28, 2018, in connection with unsecured convertible promissory Notes, as fully described in Note 4, the Company issued common stock warrants, covering 3,258,990 shares of common stock to Note holders. The warrants have a five-year term and an exercise price of $1.00 per share. In connection with the promissory Notes, the Company issued warrants covering 350,766 to the placement agent. The warrants have a five-year term and an exercise price of $0.825.

On June 14, 2017, the Company’s Board of Directors approved a modification in the warrant terms issued in connection with the promissory Notes, as fully described in Note 4. The warrant coverage was increased from 25% to 50% and the per share exercise price of the warrant was reduced to $1.00 from $1.35. On June 19, 2017, in connection with new terms, the Company issued incremental warrants covering 383,333 shares to the Note holders during the year ended May 31, 2017.

In connection with the January 31, 2018, registered direct offering, as fully described below in Note 11, the exercise price of all detachable warrants issued with the Notes described in Note 4, was reduced further to $0.75 per share. As a result of this modification, the Company recognized non-cash inducement interest expense of approximately $2.4 million.

During the nine months ended February 28, 2018, in connection with a private equity offering, as fully described in Note 10, the Company issued common stock warrants covering a total of 35,286,904 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share. In connection with this offering, the Company also issued common stock warrants covering 2,813,491 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.55 per share.

On September 8, 2017, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued common stock warrants covering 1,668,163 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $1.00 per share. In connection with this offering, the Company also issued common stock warrants covering 213,573 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.825 per share. In connection with the Make-Whole Offering, fully described in Note 10, the exercise price of the investor and placement agent warrants were reduced to $0.75 and $0.715 per share, respectively.

On November 30, 2017, in connection with the registered direct equity offering dated September 8, 2017, as fully described in Note 11, the Company issued incremental common stock warrants covering 251,504 shares of common stock to investors. The investor warrants have a five-year term from initial investment date, September 8, 2017, and an exercise price of $0.75 per share. In connection with this offering, the Company also issued common stock warrants covering 26,702 shares of common stock to the placement agent. The placement agent warrants have a five-year term from September 8, 2017, and an exercise price of $0.715 per share.

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

On November 24, 2017, the Company filed an “Offer to Amend and Exercise” (the “Offer”) certain warrants covering an aggregate of 51,090,113 shares of common stock, at a potentially reduced exercise price of $0.50 per share. The original exercise price on these certain warrants ranged from $0.50 to $1.35 per share and have expiration dates beginning October 2018 continuing through October 2022. The Offer was originally scheduled to expire December 22, 2017, but was subsequently extended three times to March 23, 2018. The Offer was subject to the completion of an election to participate and exercise by the holder, certain representations and warranties by the holder and remittance of exercise proceeds to the Company. See Note 14 - Subsequent Events.

On January 23, 2018, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued warrants covering 3,071,014 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share. In connection with this offering, the Company also issued warrants covering 245,681 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.55 per share.

On January 31, 2018, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued warrants covering 7,718,010 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share.

During the nine months ended February 28, 2018, the Company determined to extend the expiration dates of certain warrants from May 31, 2017 to June 30, 2017 covering 3,295,000 shares of common stock. The warrants were originally issued in connection with 2012 convertible promissory notes and had an exercise price of $1.00 per share. The extension to June 30, 2017 was contingent upon immediate exercise of the warrants at a reduced exercise price of $0.50 per share. The Company received proceeds of approximately $1.6 million and, pursuant to U.S. GAAP, the Company recognized non-cash inducement interest expense of approximately $0.8 million, which represented the incremental increase in the fair value of the extended warrants.

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

Compensation expense related to stock options and warrants for the three and nine months ended February 28, 2018 and February 28, 2017 was approximately $567,000 and $1,096,000 and $297,000 and $985,000, respectively. The grant date fair value of options and warrants vested during the three and nine month periods ended February 28, 2018 and February 28, 2017 was approximately $763,000 and $1,337,000 and $231,000 and $762,000, respectively. As of February 28, 2018, there was approximately $0.8 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.26 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2017	77,859,626	$0.86	3.40	$40,250

Granted	60,465,027	0.75	—	—
Exercised	(3,295,000)	0.50	—	—
Forfeited/expired/cancelled	(4,572,322)	0.94	—	—

Options and warrants outstanding—February 28, 2018	130,457,331	0.80	3.94	5,522,382

Outstanding exercisable—February 28, 2018	126,763,665	$0.80	3.81	$5,188,052

Note 7 – Acquisition of Patents

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 28, 2018, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2031 and 2038, respectively, in various countries.

The following presents intangible assets activity:

	February 28, 2018	May 31, 2017
Gross carrying amounts	$3,500,000	$3,500,000
Accumulated amortization	(1,881,327)	(1,618,770)

Total amortizable intangible assets, net	1,618,673	1,881,230
Patents currently not amortized	35,989	35,989

Carrying value of intangibles, net	$1,654,662	$1,917,219

Amortization expense related to acquired patents was approximately $87,500 and $262,500 for the three and nine months ended February 28, 2018 and 2017. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated at approximately $350,000 per year for the next five years.

Note 8 – License Agreements

The Company has a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. In connection with this license agreement, the Company became the primary obligor of £600,000 (approximately US$807,000 utilizing current exchange rates), which was timely paid by June 30, 2016. The Company continues to accrue for a current annual license fee of £300,000 (approximately US$425,000 utilizing current exchange rates), which is payable annually in December, except for the December 2017 payment, which was extended to March 15, 2018. Future annual license fees and royalty rate will vary depending on whether the Company manufactures PRO 140, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee of £300,000 (approximately US$425,000) when it serves as the manufacturer.

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

Payments to the third-party licensor and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to the Company in the Asset Purchase Agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement and must pay additional milestone payments and royalties as follows: (i) $1.0 million upon initiation of a Phase 3 clinical trial, which was paid during the year ended May 31, 2016; (ii) $0.5 million upon filing a Biologic License Application with the FDA or non-U.S. equivalent regulatory body; (iii) $0.5 million upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iv) royalties of up to 7.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. During the year ended May 31, 2016, the Company paid $1 million of such milestones. To the extent that such milestone payments and royalties are not timely made, under the terms of the PDL License, AbbVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder. Pursuant to the foregoing Asset Purchase Agreement and PDL License, the Company accrued an expense of $2.5 million as of May 31, 2015 in connection with the anticipated milestone payments related to the first patient dosing in a Phase 3 clinical trial, all of which was paid during the year ended May 31, 2016, as described above. As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to PDL, Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

The Company has entered into project work orders, as amended, for each of its clinical trials with its clinical research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.3 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.7 million to an approximate high of $1.5 million.

During the year ended May 31, 2017, the Company entered into agreements with contract manufacturing companies. Under the terms of the agreements, the Company incurred approximately $2.1 million of execution fees for process validation and manufacturing activities, of which the remaining $0.4 million is reflected as a current asset, as of February 28, 2018. In the event the Company were to terminate any of the agreements, it may incur certain financial penalties which would become payable to the manufacturers. Conditioned on the timing of termination, the financial penalties may range up to an approximate high of $5.2 million.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 10 – Private Equity Offerings

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

During the nine months ended February 28, 2018, the Company conducted a private equity offering, in which accredited investors purchased unregistered common stock at $0.50 per share with warrant coverage of 100%, based on the number of shares of common stock purchased. Pursuant to the offering, the Company sold a total of 35,286,904 shares of common stock for aggregate gross proceeds of approximately $17.6 million and issued warrants covering an aggregate of 35,286,904 shares of common stock with a five-year term and an exercise price of $0.75 per share. In connection with the offering, the placement agent received a warrant covering 2,813,491 shares of common stock, with an exercise price of $0.55 per share and a five-year term.

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

The Make-Whole Securities were offered pursuant to a form of Waiver and Subscription Agreement (the “Waiver and Subscription Agreement”). The Make-Whole Securities represent the difference in the numbers of shares of Common Stock and warrants that would have been sold to investors in the September 2017 Offering had the reduced purchase price of $0.65 per share of Common Stock and related Warrants in the October 2017 Offering, registered direct offering (as compared to $0.75 in the September 2017 Offering) and the reduced warrant exercise price of $0.75 in the October 2017 Offering (as compared to $1.00 in the September 2017 Offering) applied to the September 2017 Offering as well. The Make-Whole Securities were offered as consideration for the release of potential claims by participating investors. In connection with these arrangements, the exercise prices of any warrants previously sold in the September 2017 Offering to participating investors were also reduced to $0.75 from $1.00. In addition, warrants previously issued to the placement agent (or its designees) in respect of participating investors were also proportionately adjusted to reflect a reduced exercise price of $0.715 (as compared to $0.825 in the September 2017 Offering) and 26,702 additional shares.

Note 11 – Registered Direct Equity Offerings

In September 2016, the Company entered into securities purchase agreements with certain institutional investors for the sale of 13,333,334 shares of common stock at a purchase price of $0.75 per share in a registered direct equity offering (the “September 2016 Offering”), pursuant to a registration statement on Form S-3. The investors in this September 2016 Offering also received warrants to purchase 6,666,667 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the offering of approximately $9.0 million after placement fees of 8% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 1,066,667 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

A summary of the cash proceeds of the offering is shown below:

Gross proceeds from sale of common stock	$10,000,000
Placement agent fees and expenses	1,010,000

Total net proceeds	$8,990,000

As fully described in Note 5 above, the investor warrants and the placement agent warrants issued in conjunction with the September 2016 Offering are required to be accounted for in accordance with ASC 480 and ASC 815.

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

On December 12, 2016, the Company entered into securities purchase agreements with certain investors for the sale of 4,000,000 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “December 2016 Offering”), pursuant to a registration statement on Form S-3. The investors in this December 2016 Offering also received warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the December 2016 Offering of $3.0 million.

On January 31, 2017, the Company entered into subscription agreements with certain investors for the sale of 1,534,999 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “January 2017 Offering”), pursuant to a registration statement on Form S-3. The investors in the January 2017 Offering also received warrants to purchase 767,498 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the January 2017 Offering of approximately $1.0 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 122,799 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

On February 28, 2017, the Company entered into subscription agreements with certain investors for the sale of 5,670,661 shares of common stock at a purchase price of $0.75 per share in a registered direct offering (the “February 2017 Offering”), pursuant to a registration statement on Form S-3. The investors in the February 2017 Offering also received warrants to purchase 2,835,323 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the February 2017 Offering of approximately $3.8 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 453,652 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term.

On September 8, 2017, the Company entered into subscription agreements with certain investors for the sale of 3,336,331 shares of common stock at a purchase price of $0.75 per shares in a registered direct offering (the “September 2017 Offering), pursuant to a registration statement on Form S-3. The investors in this September 2017 Offering also received warrants to purchase 1,668,163 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the September 2017 Offering of approximately $2.3 million after placement fees of 9% of the gross proceeds and various expenses. In addition, the placement agent received warrants covering 213,573 shares (or 8% of total shares sold to investors) with a per share exercise price of $0.825 and a five-year term. As fully described in Note 10 above, the Company completed the Make-Whole Offering, in which incremental shares of common stock and warrants were issued. Simultaneously, the exercise price of the investor and placement agent warrants related to the September 2017 Offering were reduced to $0.75 and $0.715 per share, respectively.

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

On January 23, 2018, the Company entered into subscription agreements with certain investors for the sale of 3,071,014 shares of common stock at a purchase price of $0.50 per shares in a registered direct offering (the “January 23 Offering”), pursuant to a registration statement on Form S-3. The investors in the January 23 Offering also received warrants to purchase 3,071,014 shares of common stock with an exercise price of $0.75 per share and a five-year term. The Company received net proceeds from the January 23 Offering of approximately $1.4 million. In addition, the placement agent received warrants covering 245,681 shares of common stock (or 8% of total shares sold to investors) with a per share exercise price of $0.55 and a five-year term.

On January 31, 2018, the Company entered into subscription agreements with certain investors who owned convertible promissory notes of the Company (the “Notes”) for the sale by the Company of 12,062,728 shares of common stock in a registered direct offering (the “January 31 Offering”). The investors in the January 31 Offering also received warrants to purchase 7,718,010 shares of common stock. The securities were sold at a combined purchase price of $0.50 per share of common stock and related warrants, for aggregate gross proceeds to the Company of approximately $6.0 million. The Notes matured on January 31, 2018, upon which date the Company became obligated to pay the principal amount of approximately $6.0 million on the Notes, plus accrued but unpaid interest of approximately $0.3 million, for aggregate payment obligations at maturity of approximately $6.3 million. The common stock and warrants were issued in full satisfaction of approximately $6.0 million of such payment obligations, with one holder of an aggregate principal amount and accrued unpaid interest of approximately $0.3 million electing to be repaid in cash instead of participating in the

January 31, 2018 Offering. As a result, all of the proceeds from the Offering were used to satisfy the Company’s payment obligations pursuant to the Notes. The warrants will be exercisable for a period of five years commencing on their issuance date, at an exercise price of $0.75 per share of common stock, subject to certain ownership limitations and adjustments as provided under the terms of the warrants. The number of shares of common stock underlying the warrant issued to each investor was calculated as the difference between (x) the number of shares of common stock issued to each investor in the January 31, 2018 Offering in respect of the payment obligations relating solely to principal amounts on the Notes and (y) the number of shares of common stock underlying certain warrants originally issued to such investor in the original Notes offering. The effect was to bring each investor from 50% warrant coverage in the original offering of Notes, assuming conversion of the principal amount thereof at an original conversion price of $0.75 per share, to 100% warrant coverage after the January 31, 2018 Offering, assuming reinvestment of the principal amount on the Notes at $0.50 per share. In connection with this offering, the Company paid a cash commission of $164,425 to the placement agent.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and nine months ended February 28, 2018 and 2017, the Company incurred an expense of approximately $30,200 and $51,700 and $10,800 and $29,500, respectively, for qualified non-elective contributions.

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

On July 28, 2017, Alpha Venture Capital Partners, LP (“AVCP”), participated in the private placement of Convertible Promissory Notes, as fully described in Note 4 above. Carl C. Dockery, the principal of AVCP, is a director of the Company. AVCP purchased a promissory note, bearing interest of 7%, for $50,000 in aggregate principal and received a warrant covering 33,333 shares of common stock at an exercise price of $1.00. The terms and conditions of the AVCP investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On November 8, 2017, in connection with a private equity offering, a limited liability company in which Anthony D. Caracciolo, Executive Chairman of the Company, holds a partial ownership interest purchased $100,000 of common stock and warrants on terms identical to those applicable to the other investors in the private equity offering.

On January 31, 2018, in connection with a registered direct offering, Mr. Caracciolo entered into a subscription agreement for the purchase of 2,093,972 shares of common stock and a warrant covering 1,333,334 shares of common stock. This investment was deemed to be full satisfaction of the Company’s note payment obligation of $1,046,986 in aggregate principal and unpaid accrued interest. The terms and conditions of the offering were identical to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On January 31, 2018, in connection with a registered direct offering, Mr. Naydenov entered into a subscription agreement for the purchase of 207,248 shares of common stock and a warrant covering 133,334 shares of common stock. This investment was deemed to be full satisfaction of the Company’s note payment obligation of $103,624 in aggregate principal and unpaid accrued interest. The terms and conditions of the offering were identical to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On January 31, 2018, in connection with a registered direct offering, AVCP entered into a subscription agreement for the purchase of 103,586 shares of common stock and a warrant covering 66,667 shares of common stock. As mentioned above, Carl C. Dockery, the principal of AVCP, is a director of the Company. This investment was deemed to be full satisfaction of the Company’s note payment obligation of $51,793 in aggregate principal and unpaid accrued interest. The terms and conditions of the offering were identical to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves all related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 14 – Subsequent Events

On March 15, 2018, the Company issued 310,527 shares of common stock to executives for their accrued and unpaid bonuses awarded May 31, 2017. The stock had a grant date fair value of $0.57 per share, as determined on date of grant, by the Company’s Compensation Committee. Out of the total 310,527 shares of common stock issued, 159,011 were tendered for payment of income taxes and will be recorded as treasury stock.

On March 23, 2018, the Company completed its Warrant Tender Offer, as fully described in Note 5, expired. Upon completion of the Warrant Tender Offer, 77 Original Warrants to purchase up to 3,027,263 shares of common stock had been validly tendered and not withdrawn in the Warrant Tender Offer, for gross cash proceeds to the Company of approximately $1.5 million. In connection with the Offer, the Company paid a cash fee of approximately $73,000 to the soliciting agent.

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

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy. Currently, there are a total of six patients in this extension study and each has surpassed three years of suppressed viral load with PRO 140 as a single agent therapy. Certain patients dropped out of the study for various undisclosed reasons. This extension study remains ongoing with six patients.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy. This is a pivotal 25-week trial for PRO 140 as a combination therapy to existing HAART drug regimens. Several patients have completed this trial and have transitioned to a roll-over protocol, as requested by the treating physicians to enable the patients to have continued access to PRO 140. Subsequent to an October 2017 meeting, the U.S. Food and Drug Administration (“FDA”) agreed that the trial’s Independent Data Monitoring Committee (“IDMC”) could conduct an interim efficacy analysis of the primary endpoint and confirmed that at least 50 patients will be required for the completion of this trial and that 300 patients will be required for the safety analysis in a Biologics License Application (“BLA”), which can be provided by all of the Company’s HIV trials, providing that those patients have been on a PRO 140 therapy for 24 weeks, with the same or higher dose as the combination therapy trial.

On December 7, 2017, the Company reported that the IDMC for the PRO 140 pivotal combination therapy trial had completed a planned interim analysis of efficacy data of the first 40 patients and had recommended that the trial be continued as planned, with the protocol defined sample size and power. In late February 2018, the Company reported that it had enrolled 52 patients and the trial’s primary endpoint was achieved with a p-value of less than 0.01. Following the achievement of primary endpoint, the trial is continuing to enroll under an open label for safety analysis. Management projects that the total estimated costs for this trial, including the open label portion, may range from $11 million to $12 million.

Rollover Study for HIV, as Combination Therapy. This study is designed for patients who successfully complete the Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of PRO 140 therapy. If this study enrolls 50 patients from the Phase 2b/3 trial and all patients remain in the rollover study for one year, management estimates the cost of this study to be approximately $5 million to $6 million.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy. This is a trial of 300 patients that assesses using PRO 140 subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants experiencing virologic failure. The secondary endpoint is length of time to virologic failure. Enrollment of the first several patients was announced in December 2016. The Company is currently exploring a high-dose arm, with a 50% increase is dosage, within the trial’s protocol in order to evaluate an increased response rate among certain patients. The Company expects to increase the number of sites in order to accelerate enrollment following the completion of enrollment of the pivotal combination therapy trial and the availability of additional capital. The estimates for the total cost of this trial currently range from $22 million to $25 million, but such estimates will be updated upon the determination of the increased number of sites, the rate of patient enrollment and the overall duration of the trial, all of which could cause the total trial costs to vary from the foregoing range. The Company expects enrollment to be completed in 2018, subject to the foregoing variables. The Company intends to provide a roll-over protocol to patients who are completing this trial and request continued access to PRO 140 as a single-agent maintenance therapy. The estimated cost of this rollover protocol will depend on the number of patients who elect to participate.

Phase 2 Trial for Graft-versus-Host Disease. This Phase 2, randomized, double-blind, placebo-controlled, multi-center 100-day study with 60 patients is designed to evaluate the feasibility of the use of PRO 140 as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May of 2017. On October 5, 2017, the Company announced that the FDA had granted orphan drug designation to PRO 140 for the prevention of graft-versus-host disease.

In March 2018, the Company announced that the IDMC for the Company’s PRO 140 Phase 2 trial in graft-versus-host disease (GvHD) had completed a planned interim analysis of trial data on the first 10 patients enrolled. Based on that meeting, the Company plans to amend the trial protocol and to obtain concordance for the amended protocol from the FDA. Management estimates the cost of this trial to be approximately $3.5 million to $4 million.

The Company will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and make its BLA submission. See “Liquidity and Capital Resources” below.

Results of Operations for the three months ended February 28, 2018 and 2017 are as follows:

For the three months ended February 28, 2018 and February 28, 2017, the Company had no activities that produced revenues from operations.

For the three months ended February 28, 2018, the Company incurred a net loss of approximately $18.0 million, as compared to a net loss of approximately $8.1 million for the similar period in 2017. The increase in net loss of approximately $9.9 million related primarily to increases in research and development expenses of approximately $5.6 million, non-cash expenses of approximately $3.7 million, coupled with an increase in general and administrative expenses of approximately $0.6 million. The loss per share for the quarter ended February 28, 2018 was $(0.10) compared to $(0.06) in the comparable period a year ago.

For the three months ended February 28, 2018 and February 28, 2017, operating expenses totaled approximately $14.1 million and $8.0 million, respectively, consisting of research and development, general and administrative expenses, and amortization and depreciation. The increase in operating expenses of approximately $6.1 million, or 76%, was attributable to increases in research and development expenses of approximately $5.6 million and an increase in general and administrative expenses of approximately $0.6 million.

General and administrative expenses, which totaled approximately $2.0 million for the three months ended February 28, 2018, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $0.6 million, or 42%, for the three months ended February 28, 2018 from the comparable period a year ago was due to increased stock based compensation and professional services.

Research and development (“R&D”) expenses, which totaled approximately $12.1 million for the three months ended February 28, 2018, increased approximately $5.6 million over the comparable 2017 quarter principally due to higher clinical trial and manufacturing-related expenses. For the quarter ended February 28, 2018, R&D expenditures continue to be primarily devoted to: (1) one pivotal Phase 2b/3 combination therapy trial and its roll-over trial, one investigative Phase 2b/3 monotherapy trial and its roll-over trial, one Phase 2 GvHD trial, (2) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements of a future BLA filing and to advance the preparations for manufacturing new PRO 140 and (3) preparation of the non-clinical section necessary to complete the BLA filing with the FDA.

We expect R&D expense to continue to increase in future periods, as the activity within the Company’s clinical trials expands and the biologics manufacturing processes and related regulatory compliance activities increase, all of which support the Company’s objectives to advance the preparation for an anticipated BLA filing in late 2018, if a breakthrough therapy designation is granted by the FDA.

For the three months ended February 28, 2018, the Company recognized a non-cash charge associated with the increase in fair value of a derivative liability of approximately $0.7 million, as compared to a non-cash charge of approximately $27,000 in the similar 2017 quarter. The warrants that contain a provision which gives rise to a derivative liability originated in September 2016. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.

For the three months ended February 28, 2018, the Company incurred approximately $3.1 million in interest expense, which was primarily non-cash. The components of interest expense included amortization of discount on convertible notes, amortization of debt issuance costs and inducement interest related to the January 31, 2018 conversion of convertible promissory notes. For the three months ended February 28, 2018, the Company recognized interest expense of approximately $71,000 on convertible notes, which matured on January 31, 2018; there was no outstanding debt in the similar 2017 quarter.

The future trends in all expenses will be driven, in large part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, in addition to manufacturing of new commercial PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company requires a significant amount of additional capital and its ability to continue to fund operations will continue to depend on its ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended May 31, 2017.

Results of Operations for the nine months ended February 28, 2018 and 2017 are as follows:

For the nine months ended February 28, 2018 and February 28, 2017, the Company had no activities that produced revenues from operations.

For the nine months ended February 28, 2018, the Company had a net loss of approximately $40.5 million, as compared to a net loss of approximately $19.0 million for the similar 2017 period. The approximate increase of $21.5 million in net loss for the 2018 nine month period over comparable 2017 period was primarily attributable to increased R&D expenses of approximately $14.7 million, an increase in interest expense of approximately $4.9 million, higher general and administrative expense of approximately $0.5 million, combined with an increase in the non-cash change in derivative liability of approximately $1.5 million. The loss per share for the nine months ended February 28, 2018 was $(0.25) compared to a loss per share of $(0.14) in the comparable 2017 period.

For the nine months ended February 28, 2018 and February 28, 2017, operating expenses totaled approximately $34.7 million and $19.5 million, respectively, consisting primarily of R&D expenses of $29.3 million, general and administrative expenses of approximately $5.2 million and amortization and depreciation. The increase in operating expenses over the comparable 2017 period were attributable to increased R&D expenses of approximately $14.7 million owing to higher clinical trial and manufacturing-related expenses and increased general and administrative expenses of approximately $0.5 million primarily related to non-cash stock-based compensation expense and consulting services.

General and administrative expenses, which totaled approximately $5.2 million for the nine months ended February 28, 2018, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $0.5 million, or 11%, for the nine months ended February 28, 2018 over the comparable 2017 period was primarily due to increased stock-based compensation and professional fees.

R&D expenses, which totaled approximately $29.3 million for the nine months ended February 28, 2018, increased approximately $14.7 million, or 101%, over the same 2017 period. This increase was attributable to higher clinical trial expenses, combined with an expansion of the Company’s CMC activities in connection with the preparation of a BLA. The Company expects R&D expenses to trend higher, as the two ongoing Phase 2b/3 trials with PRO 140 for HIV therapy continue, along with their related rollover studies, combined with the Phase 2 GvHD trial, and the increasing expenses to expand activities related to manufacturing cGMP PRO 140 material for the BLA and for future use.

For the nine months ended February 28, 2018, the Company recognized an unrealized loss, or non-cash charge from the increase in derivative liability of approximately $0.3 million, as compared to an approximate non-cash benefit of $1.2 million in the comparable 2017 period. The warrants that contain a provision which gives rise to a derivative liability originated in September 2016. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.

Interest expense for the nine months ended February 28, 2018, of approximately $5.5 million increased approximately $4.9 million over the same nine month period a year ago, due primarily to non-cash interest of approximately $3.2 million related to inducement interest on convertible notes and extension of certain warrants, coupled with amortization of debt discount and issuance costs of approximately $2.1 million and interest expense on convertible notes of approximately $0.3 million.

The future trends of all expenses will be driven, in large part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, in addition to the manufacturing of new commercial PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company requires a significant amount of additional capital, and its ability to continue to fund operations will continue to depend on its ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in the Annual Report on Form 10-K for the year ended May 31, 2017.

Liquidity and Capital Resources

The Company’s cash position at February 28, 2018 increased approximately $3.1 million to approximately $4.9 million, as compared to a balance of approximately $1.8 million as of May 31, 2017. The net increase in cash for the nine months ended February 28, 2018 was attributable to net cash provided by financing activities of approximately $26.1 million, offset in part by cash used in operating activities of approximately $22.9 million.

As of February 28, 2018, the Company had negative working capital of approximately $6.0 million compared to negative working capital of approximately $0.02 million at May 31, 2017, a further increase in negative working capital of approximately $6.0 million attributable primarily to cash used in operations. The increase in the Company’s accounts payable balance at February 28, 2018 of approximately $7.4 million over May 31, 2017, reflects the Company’s increased operating activities together with limited cash resources at quarter end. The Company must raise additional capital in order to meet the demands represented by increasing negative working capital.

Cash Flows

Net cash used in operating activities totaled approximately $22.9 million during the nine months ended February 28, 2018, which reflects an increase of approximately $3.3 million of net cash used in operating activities over the nine months ended February 28, 2017. The increase in net cash used in operating activities was due to an increase in net loss of approximately $21.5 million, which was mitigated in part by the effect of a comparative net change in working capital components totaling approximately $12 million, coupled with an increase in non-cash interest expense of approximately $4.9 million and approximately $1.5 million increase in the non-cash loss from the change in fair value of the derivative liability for nine months ended February 28, 2018.

There were no investing activities during the nine months ended February 28, 2018, compared to approximately $7,900 in the comparable period a year ago.

Net cash provided by financing activities of approximately $26.1 million during the nine months ended February 28, 2018, increased approximately $8.4 million over the $17.7 million of net cash provided by financing activities during the nine months ended February 28, 2017. The increase in net cash provided from financing activities was attributable to an increase in net proceeds from the sale of common stock and warrants of approximately $2.5 million, coupled with an increase of approximately $1.3 million in proceeds from the exercise of warrants in the current nine-month period and proceeds of approximately $4.9 million from the sale of convertible notes, offset by payments to retire debt of approximately $0.3 million during the nine months ended February 28, 2017.

Capital Requirements

The Company has not generated revenue to date, and will not generate product revenue in the foreseeable future. We expect that the Company will continue to incur operating losses as expenses continue to increase as it proceeds with clinical trials with respect to PRO 140 and continues to advance it through the product development and regulatory process. The future trends of all expenses will be driven, in large part, by the future outcomes of the clinical trials and their correlative effect on general and administrative expenses, in addition to the manufacturing of new commercial PRO 140, along with the necessary regulatory processes to confirm its qualification for future sale, if approved. The Company will require a significant amount of additional capital in the future for its clinical trials to fulfill BLA requirements related to manufacturing PRO 140 for commercial use.

In connection with this undertaking, the Company has entered into an arrangement with a third party contract manufacturing organization (the “CMO”) to provide process transfer, validation and manufacturing services for PRO 140. Management believes the CMO will best serve the Company’s strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for PRO 140. Management will continue to assess manufacturing capacity requirements as new market information becomes available. In the event that the Company terminates the agreement with its CMO, the Company may incur certain financial penalties which would become payable to the CMO. Conditioned on the timing of termination, the financial penalties may range up to an approximate high of [$5.2] million. These CMO undertakings are anticipated to require approximately [$17] million of additional capital over the next [few/several] fiscal quarters, including the estimated costs to fill, label, and package product into the final commercial package for commercial sale.

The Company has entered into project work orders for each of its clinical trials with its clinical research organization (the “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company has prepaid certain execution fees for direct services costs. In connection with its clinical trials, the Company has entered into separate project work orders for each trial with its CRO. In the event that the Company terminates any trial, the Company may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range from an approximate low of $0.1 million to an approximate high of $0.3 million. In the remote circumstance that the Company terminates all clinical trials, the collective financial penalties may range from an approximate low of $0.7 million to an approximate high of $1.5 million.

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

On January 31, 2018, approximately $6.0 million in aggregate principal of convertible notes issued between May 31, 2017 and July 28, 2017 became due and payable. Note holders with aggregate principal in the amount of approximately $5.8 million agreed to have the Company’s payment obligation satisfied in full by subscribing to a registered direct unit offering, as more fully described in Note 11 above. One note holder was paid in full on the maturity date of such notes.

Going Concern

As reported in the accompanying financial statements, for the nine months ended February 28, 2018 and February 28, 2017, the Company incurred net losses of approximately $40.5 million and $18.9 million, respectively. The Company has no activities that produced revenue in the periods presented and has sustained operating losses since inception.

The Company currently requires and will continue to require a significant amount of additional capital to fund operations, pay its accounts payables, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital, commercialize its product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back its operations or slow down or cease certain clinical trials or CMO activities, which could materially delay the timeframe to BLA submission. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue its operations or liquidate its assets.

Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional financing sources. As of the date of this filing, the Company has approximately $200 million of registered securities available for issuance, or approximately $177 million, assuming the full exercise of previously issued warrants, for future financing rounds of registered securities under its universal shelf registration statement on Form S-3, which was declared effective on March 9, 2018.

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

All derivative instruments are required to be recorded on the balance sheet at their fair values. Each quarter, management determines the fair value of the warrants accounted for as derivative instruments using a binomial lattice valuation mode. The key inputs in determining fair value of such derivative liabilities include the Company’s stock price and stock price volatility, and the then applicable risk free interest rate. Changes in these inputs affect the valuation of such derivatives and result in non-cash gain or loss each quarterly period. For example, a 10% increase or decrease in stock price would increase or decrease the value of the warrant derivative liability by approximately $0.5 million, resulting in a non-cash loss (for an increase) or gain (for a decrease) of the same amount. Similarly, a 10% increase or decrease in stock price volatility would increase or decrease the value of the warrant derivative liability by approximately $0.2 million, resulting in a non-cash loss (for an increase) or gain (for a decrease) of the same amount. Finally, a 10% increase or decrease in the risk free interest rate would not have a material effect on the value of the warrant derivative liability. Management’s discretion is required to estimate certain other factors described in Note 5 to the accompanying financial statements, which also contribute to the fair value estimates of such derivative liability.

During the nine months ended February 28, 2018, the Company recorded a non-cash charge, or unrealized non-cash loss, from a increase in the fair value of the derivative liability associated with certain warrants of approximately $0.3 million, due primarily to a increase in the Company’s common stock price and a decrease in the calculated stock price volatility.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 28, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2018.

Internal Control Over Financial Reporting

Changes in Control Over Financial Reporting

No changes occurred during the quarter ended February 28, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We must successfully complete clinical trials for PRO 140 before we can apply for marketing approval. Although test results have been positive thus far, the process of obtaining approval of a drug product for use in humans is extremely lengthy and time-consuming, and numerous factors may prevent our successful development of PRO 140, including negative results in ongoing and future clinical trials, and inability to obtain sufficient additional funding to continue to pursue development. Our clinical trials may be unsuccessful, which would materially harm our business. Even if our ongoing clinical trials are successful, we may be required to conduct additional clinical trials and other testing to establish PRO 140’s safety and efficacy before a BLA can be filed with the FDA for marketing approval of PRO 140.

If we are not able to obtain any required regulatory approvals for PRO 140, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition and stock price.

Our efforts to commercialize PRO 140 are dependent on obtaining FDA or other non-U.S. regulatory agency approval of its use in HIV-infected patients. Even if we complete our clinical trials, it does not assure FDA approval. We have never commercialized any product candidates and do not have any compounds other than PRO 140 in current clinical testing. We cannot be certain that PRO 140 will prove to be sufficiently effective and safe to meet applicable regulatory standards for any indication. If we fail to win approval for PRO 140 as a treatment for HIV, graft versus host disease or any other indication, it would have a material and adverse effect on our business, financial condition and stock price, and would threaten our ability to continue to operate our business.

Even if we obtain marketing approval for PRO 140, we must successfully commercialize it. We currently have no sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize it.

Approval of PRO 140 is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either collaborate with third parties that have such commercial infrastructure or develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing PRO 140, which would adversely affect our business, operating results and financial condition.

If approved for marketing, the commercial success of PRO 140 will depend upon its acceptance by customers and other stakeholders, including physicians, patients and health care payors. The degree of market acceptance of PRO 140 will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe PRO 140 and of the target patient population to try new therapies;

•	safety, tolerability and efficacy of PRO 140 compared to competing products;

•	the introduction of any new products that may in the future become available to treat indications for which PRO 140 may be approved;

•	pricing and cost-effectiveness;

•	the inclusion or omission of PRO 140 in applicable treatment guidelines;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	limitations or warnings contained in FDA-approved labeling;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

Even if we obtain marketing approval for PRO 140 we will be subject to ongoing regulatory obligations and oversight.

Even if we obtain marketing approval for PRO 140, we will be subject to ongoing obligations and continued regulatory review, which will result in significant risks and significant additional expenses. Additionally, PRO 140 could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with PRO 140.

Even if we obtain FDA approval of PRO 140 for an indication, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. PRO 140 will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMPs, which are requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2017, the Company issued a warrant (the “Consultant Warrant”) for 50,000 shares of its common stock to a third-party consultant, as consideration for services provided. The Consultant Warrant is fully vested and exercisable at a price of $0.76 per share and will expire five years from the date of issuance. The Company relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the issuance of the Consultant Warrant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

4.1	Form of Investor Warrant (Private Placement) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 8, 2017).

4.2	Form of Investor Warrant (January 23 Offering) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 23, 2018).

4.3	Form of Investor Warrant (January 31 Offering) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 31, 2018).

4.4	Form of Placement Agent Warrant (Private Placements) (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on September 11, 2015).

4.5	Form of Placement Agent Warrant (Registered Direct Offerings) (incorporated by reference to Exhibit 4.11 to the Form 10-K filed on July 20, 2017).

4.6*	Form of Amendment to Placement Agent Warrants.

4.7	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Form 8-K filed on June 22, 2017).

10.1	Form of Subscription Agreement (Private Placement) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 8, 2017).

10.2	Form of Subscription Agreement (January 23 Offering) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 23, 2018).

10.3	Form of Subscription Agreement (January 31 Offering) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 31, 2018).

10.4	Placement Agent Agreement (January 23 Offering) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 23, 2018).

31.1*	Rule 13a-14(a) Certification by CEO of Registrant.

31.2 *	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1 *	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2 *	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: April 9, 2018	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 9, 2018	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary