Form 10-K/A
period 2018-05-31
CytoDyn Inc.
filed 2018-09-28
CIK 1175680

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

EXPLANATORY NOTE

CytoDyn Inc., a Delaware corporation (“CytoDyn” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2018, which was originally filed with the Securities Exchange Commission (the “SEC) on July 27, 2018 (the “Original Filing”), solely for the purposes of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that was not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated by reference into the Form 10-K by reference to the Company’s definitive proxy statement if such definitive proxy statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, and deletes the references included on the cover page and in Part III of the Original Filing to the incorporation by reference of a definitive proxy statement into Part III of the Original Filing. In addition, Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, each as of the filing date of this Amendment.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as with the Company’s other filings filed with the SEC.

CYTODYN INC.

FORM 10-K/A FOR THE YEAR ENDED MAY 31, 2018

FORWARD-LOOKING STATEMENTS

This Amendment contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict, including statements regarding the proposed transaction with ProstaGene (as defined herein), the likelihood of closing the proposed transaction with ProstaGene, the Company’s clinical focus and the Company’s current and proposed trials. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. The Company’s forward-looking statements are not guarantees of performance and actual results could differ materially from those contained in or expressed by such statements. In evaluating all such statements the Company urges you to specifically consider various risk factors identified in the Original Filing, including the matters set forth under the heading “Risk Factors,” any of which could cause actual results to differ materially from those indicated by the Company’s forward-looking statements.

The Company’s forward-looking statements reflect its current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information on current business plans. You should not place undue reliance on the Company’s forward-looking statements, which are subject to risks and uncertainties relating to, among other things: (i) the sufficiency of the Company’s cash position and the Company’s ongoing ability to raise additional capital to fund its operations, (ii) the Company’s ability to complete its Phase2b/3 pivotal combination therapy trial for PRO 140 (CD02) and to meet the requirements of the U.S. Food and Drug Administration (“FDA”) with respect to safety and efficacy to support the filing of a Biologics License Application, (iii) the Company’s ability to meet its debt obligations, if any, (iv) the Company’s ability to identify patients to enroll in its clinical trials in a timely fashion, (v) the Company’s ability to achieve approval of a marketable product, (vi) design, implementation and conduct of clinical trials, (vii) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results, (viii) the market for, and marketability of, any product that is approved, (ix) the existence or development of vaccines, drugs, or other treatments for infection with the Human Immunodeficiency Virus (“HIV”) that are viewed by medical professionals or patients as superior to the Company’s products, (x) regulatory initiatives, compliance with governmental regulations and the regulatory approval process, (xi) general economic and business conditions, (xii) changes in foreign, political, and social conditions, (xiii) the specific risk factors discussed under the heading “Risk Factors” in the Original Filing, and (xiv) various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by the Company’s forward-looking statements.

The Company intends that all forward-looking statements made in this Amendment on Form 10-K/A will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), to the extent applicable. Except as required by law, the Company does not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this Amendment. Additionally, the Company does not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information with respect to each member of the Company’s Executive Officers and Board of Directors (the “Board”).

Name	Age	Principal Occupation
Nader Z. Pourhassan, Ph.D.	55	President and Chief Executive Officer
Michael D. Mulholland	66	Chief Financial Officer
Anthony D. Caracciolo	63	Chairman of the Board
Carl C. Dockery	56	President, Alpha Advisors, LLC
Scott A. Kelly, M.D.	49	Director of Safety Council and Medical Director of Spine Center at Resurgens Orthopaedics
Gregory A. Gould	52	Chief Financial Officer of Evolve Biologics, Inc.
Jordan G. Naydenov	58	Vice President and Treasurer of Milara, Inc.
Michael A. Klump	53	President and CEO of Argonne Capital Group, LCC

The experience, qualifications, attributes and skills of each executive officer and board member, including his business experience during the past five years, are described below.

Nader Z. Pourhassan, Ph.D. Dr. Pourhassan was appointed President and Chief Executive Officer of the Company in December 2012, following his service as interim President and Chief Executive Officer for the preceding three months. On September 24, 2012, the Board appointed Dr. Pourhassan as a director. Dr. Pourhassan was employed by the Company as the Company’s Chief Operating Officer from May 2008 until June 30, 2011, at which time Dr. Pourhassan accepted a position as Managing Director of Business Development. Before joining the Company, Dr. Pourhassan was an instructor of college-level engineering at The Center for Advanced Learning, a charter school in Gresham, Oregon, from June 2005 through December 2007. Dr. Pourhassan immigrated to the United States in 1977 and became a U.S. citizen in 1991. He received his B.S. degree from Utah State University in 1985, his M.S. degree from Brigham Young University in 1990 and his Ph.D. from the University of Utah in 1998, in each case in Mechanical Engineering. Dr. Pourhassan brings to the Board his deep knowledge of the Company’s operations and industry. He also contributes his business, leadership and management experience.

Michael D. Mulholland, is an executive officer of the Company. The Board appointed Mr. Mulholland as Chief Financial Officer, Treasurer, and Corporate Secretary on December 13, 2012. Mr. Mulholland provides CytoDyn with more than 30 years of senior level financial leadership for public companies in the business services, retail and manufacturing industries. His broad experience includes strategic planning, corporate finance, including raising debt and equity capital, acquisitions, corporate restructurings, SEC reporting, risk management, investor relations and corporate governance matters. Mr. Mulholland has also collaborated with a leading European scientific inventor and IP counsel in connection with the evaluation of the patentability of certain biological compounds for potential applications to improve human health and the preparation of the related patent filings. From 2011 to 2012, he served as Chief Financial Officer of Nautilus, Inc., a NYSE-listed developer and marketer of fitness equipment. He previously was Co-Chief Financial Officer of Corporation Management Advisors, Inc., a private holding company of various businesses and investments, including a majority interest in a publicly held manufacturing company, from 2010 to 2011; Vice President of Finance of Gevity HR, Inc., a former Nasdaq-listed professional employer organization, from 2008 to 2009; Chief Financial Officer and Secretary of Barrett Business Services, Inc., a Nasdaq-listed business services firm, from 1994 to 2008; and Executive Vice President, Chief Financial Officer and Secretary of Sprouse-Reitz Stores Inc., a former publicly held retail company, from 1988 to 1994. He began his career with Deloitte & Touche LLP. Mr. Mulholland received a B.S. degree in accounting and a M.B.A. in finance from the University of Oregon. He is a certified public accountant.

Anthony D. Caracciolo. Mr. Caracciolo was appointed Executive Chairman of the Company in January 2017 and has served as Chairman of the Board since June 2013. From January 2017 until July 2018, Mr. Caracciolo served as Executive Chairman. Mr. Caracciolo recently resigned his role as Executive Chairman of the Company, but continues to serve as the Board’s Non-Executive Chairman. In December 2011, the Board appointed Mr. Caracciolo as a director. Mr. Caracciolo has over 30 years of experience in the pharmaceutical sciences industry. He was formerly employed at Gilead Sciences, Inc. (“Gilead”), a publicly held, research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need, from 1997 until retiring in October 2010. During his tenure, Mr. Caracciolo served as Senior Vice President, Manufacturing and Operations and was a senior member of Gilead’s executive committee, which was responsible for the strategic and operational direction of Gilead. While at Gilead, Mr. Caracciolo was responsible for directing operational and strategic initiatives for two manufacturing sites, development of a portfolio of contract manufacturing organizations, production of over 50 percent of Gilead’s commercial products, information technology, compliance assurance associated with aseptic processing, product development, optimization, technology transfers, and supervision of over 600 employees at six global locations. Prior to Gilead, Mr. Caracciolo was Vice President of Operations for Bausch and Lomb’s pharmaceutical division. Before joining Bausch and Lomb, he held various management positions at Sterling Drug for over 13 years. Mr. Caracciolo received a B.S. degree in Pharmaceutical Science from St. John’s University in 1978. Mr. Caracciolo brings to the Board an understanding of the Company’s operational issues and extensive experience in management and the biotech industry.

Carl C. Dockery. Mr. Dockery has been a director since September 2014 and is also Chair of the Nominating and Governance Committee. Mr. Dockery is a financial executive with years of experience in the insurance and reinsurance industry and more recently in 2006 as the founder and president of a registered investment advisory firm, Alpha Advisors, LLC. Mr. Dockery is an active investor in various healthcare and early-stage companies through Alpha Ventures, the venture capital affiliate of Alpha Advisors. Mr. Dockery’s 20-year career as an insurance executive began in 1988 as an officer and director of two related and closely held insurance companies, including serving as secretary of Crossroads Insurance Co. Ltd. of Bermuda and as vice president of Gulf Insurance Co. Ltd. of Grand Cayman. Familiar with the London reinsurance market, in the 1990s, Mr. Dockery worked at Lloyd’s and the London Underwriting Centre brokering various types of reinsurance placements. In April 2016, Mr. Dockery became a director of Aytu BioScience, Inc., a publicly traded specialty pharmaceutical company focused on the commercialization of novel products in the field of urology. Mr. Dockery graduated from Southeastern University with a B.A. in Humanities. Mr. Dockery’s background in finance and understanding of the capital markets is an asset to the Company.

Gregory A. Gould. Mr. Gould currently serves as Chair of the Audit Committee and previously served as the Company’s Chairman of the Board from July 2012 until June 2013. He has been a director since March 2006. Mr. Gould has held senior management positions in the life sciences industry for over 20 years. He currently serves as the Chief Financial Officer of Evolve Biologics, a subsidiary of Therapure BioPharma, Inc., since November 2017. Mr. Gould previously served as Chief Financial Officer, Treasurer and Secretary of Aytu BioScience, Inc. from April 2015 until November 2017, and he was also the Chief Financial Officer, Secretary and Treasurer of Ampio Pharmaceuticals, Inc. from June 2014 until June 2017. Aytu and Ampio are publicly traded biopharmaceutical companies that were owned by similar investment groups for a period of time. Prior to joining Ampio Pharmaceuticals in June 2014, he provided financial and operational consulting services to the biotech industry through his consulting company, Gould, LLC. Mr. Gould was Chief Financial Officer, Treasurer and Secretary of SeraCare Life Sciences from November 2006 until the company was sold to Linden Capital Partners in April 2012. During the period from July 2011 until April 2012, Mr. Gould also served as the Interim President and Chief Executive Officer of SeraCare. Mr. Gould has held several other executive positions at publicly traded life sciences companies including the Chief Financial Officer role at Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. During Mr. Gould’s tenure at Atrix, he was involved in the negotiation and sale of the company to QLT, Inc. for over $855 million. He also played a critical role in the management of several licensing agreements including the global licensing agreement with Sanofi-Synthelabo of the Eligard® product line. Mr. Gould was the Chief Financial Officer at Colorado MedTech, Inc., a publicly traded medical device design and manufacturing company, where he negotiated the transaction to sell the company to KRG Capital Partners. Mr. Gould began his career as an auditor with Arthur Andersen, LLP. Mr. Gould graduated from the University of Colorado with a B.S. in Business Administration and is a Certified Public Accountant. He brings biotech and public company M&A experience, as well as financial expertise, to the Board through his professional experience.

Scott A. Kelly, M.D. Dr. Kelly has been a director since April 2017. Dr. Kelly is a practicing physician and writer and is board certified in Physical Medicine and Rehabilitation. Dr. Kelly has served at Atlanta-based Resurgens Orthopaedics since 2002, including as Director of the Safety Council since 2013 and as Medical Director of the Resurgens Orthopaedics’ Spine Center since 2007. Dr. Kelly is a fellow of the American Board of Physical Medicine and Rehabilitation and a diplomate of the American Academy of Physical Medicine and Rehabilitation. Dr. Kelly also is a member of the Spine Intervention Society, Georgia Society of Interventional Spine Physicians, and American Academy of Physical Medicine and Rehabilitation. Dr. Kelly has received numerous honors including being named as America’s Best Physicians in 2016 and 2017 by The National Consumer Advisory Board, “Top Doctor” in 2015, 2016 and 2017 by Castle Connolly, and “Top Doctor” by Atlanta Magazine in 2016. Dr. Kelly is the author of What I’ve Learned from You: The Lessons of Life Taught to a Doctor by His Patients. Dr. Kelly received his B.A. in Psychology from Emory University, his medical doctorate from Medical College of Georgia and completed his medical residency at Emory University. Dr. Kelly brings extensive patient treatment and a deep knowledge of life sciences to the Board.

Jordan G. Naydenov. Mr. Naydenov has been a director since June 2009. Since 2001, he has served as Vice President and a director of Milara, Inc., which is a provider of stencil and screen printing systems, and since 2006 he has served as Treasurer of Milara, Inc., and a director of Milara International. Milara Inc. and Milara International are leading providers of stencil printing systems for the surface mount and semiconductor industries, as well as wafer handling robotics and automation. Mr. Naydenov brings leadership skills and significant management experience to the Board.

Michael A. Klump. Mr. Klump was appointed to the Board in August 2018. Mr. Klump has nearly 30 years of financial experience and has been actively involved in formulating and executing strategic financial plans. He founded Argonne Capital Group, LLC (“Argonne”), a closely-held private investment firm, in 2003. Since inception, Argonne has invested over $750 million of equity in public and private companies spanning multiple industries. In all instances, Argonne looks for opportunities where the firm can leverage its management infrastructure and capabilities to help its portfolio companies with a variety of initiatives, including strategic planning, acquisitions and capital raising. Mr. Klump received a B.A. from the University of Colorado in 1987. Mr. Klump brings public company M&A experience, as well as financial expertise, to the Board through his professional experience.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board held 16 meetings in fiscal 2018. During fiscal 2018, each current director attended at least 75 percent of the total number of the meetings of the Board and the meetings held by each committee of the Board on which he served during his tenure on such committee or the Board.

Board Leadership Structure

The Board believes that the Board leadership structure, which reflects the separation of the Chairman and Chief Executive Officer positions, serves the best interests of the Company and its stockholders. The Board believes that the manner in which it oversees risk management at the Company has not affected its leadership structure.

Code of Ethics

The Company has adopted a Code of Ethics as well as a Code of Business Conduct and an Insider Trading Policy. Copies of these governing documents, as well as the committee charters described below, are available on the Company’s website at www.cytodyn.com.

Audit Committee

The Audit Committee Charter was adopted by the Board and became effective on November 2, 2011, and was subsequently updated on February 21, 2017. The primary role of the Audit Committee is to oversee the financial reporting and disclosure process. The Audit Committee is responsible for overseeing the work done by the Company’s independent auditors and reviewing and discussing with management and the independent auditors the adequacy and effectiveness of the Company’s financial reporting process, the annual audited financial statements, and the results of the annual audit. The Audit Committee is also responsible for reviewing and approving in advance all contemplated related-party transactions such as those described under “Related Person Transactions” below. The Audit Committee held five meetings during fiscal 2018 to review the Company’s financial statements with the auditors following the end of each fiscal quarter prior to their inclusion in reports filed with the SEC. During fiscal 2018, the members of the Audit Committee were Mr. Gould (chair), Mr. Dockery, Dr. Kelly and Dr. Montgomery. Mr. Gould is a “financial expert” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC. During fiscal 2018, Mr. Gould, Mr. Dockery, Dr. Kelly and Dr. Montgomery also met the additional independence and experience requirements of the SEC applicable specifically to members of the Audit Committee.

Dr. Montgomery resigned from the Audit Committee at the same time he resigned from the Board.

Compensation Committee

The Compensation Committee Charter was adopted by the Board in October 2012 and was updated on May 29, 2014, February 21, 2017, and May 17, 2018. The Compensation Committee reviews and approves the Company’s overall compensation philosophy and determines base salaries and other forms of compensation to be paid to executive officers, including decisions as to cash incentive compensation, grants of options and other stock-based awards. The Compensation Committee is also responsible for making recommendations to the Board with respect to new compensation plans, including incentive compensation plans and equity-based plans. The Compensation Committee held four meetings during fiscal 2018. During fiscal 2018, the members of the Compensation Committee were Dr. Montgomery (chair), Mr. Dockery, Mr. Gould, Dr. Kelly and Mr. Naydenov.

Dr. Montgomery resigned from the Compensation Committee at the same time he resigned from the Board.

Nominating and Governance Committee

The Company’s Nominating and Governance Committee Charter was adopted by the Board on October 26, 2012, and was subsequently updated on February 21, 2017 and February 19, 2018. The Nominating and Governance Committee identifies individuals qualified to become members of the Board, makes recommendations to the Board with regard to the size and composition of the Board and committees thereof, and evaluates the Board and its members. The Nominating and Governance Committee also assists the Board in developing succession and continuity plans for principal officer positions. The Nominating and Governance Committee held three meetings during fiscal 2018. During fiscal 2018, the members of the Nominating and Governance Committee were Mr. Dockery (chair), Mr. Gould, Dr. Kelly, Dr. Montgomery, and Mr. Naydenov.

Dr. Montgomery resigned from the Nominating and Governance Committee at the same time he resigned from the Board.

The Nominating and Governance Committee does not have any specific, minimum qualifications for director candidates. In evaluating potential director nominees, the Nominating and Governance Committee will consider among other factors:

•	demonstration of ethical behavior;

•	positions of leadership that demonstrate the ability to exercise sound judgment in a wide variety of matters;

•	the candidate’s ability to commit sufficient time to the position;

•	the candidate’s understanding of the Company’s business and operations; and

•	the need to satisfy independence requirements relating to Board composition.

The Nominating and Governance Committee relies on annual evaluations of the Board in determining whether to recommend nomination of current directors for re-election. The Nominating and Governance Committee has not hired a third-party search firm to date, but has the authority to do so if it deems such action to be appropriate. It has a policy in place for considering diversity in identifying nominees for director.

The charter documents for the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee can be found on the Company’s website at www.cytodyn.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors, officers and beneficial owners of more than 10 percent of the Company’s Common Stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2018, except that Form 4’s relating to the January 31, 2018 repricing, on equal terms to other third party investors, of certain warrants held by Mr. Caracciolo, Mr. Naydenov and Mr. Dockery were filed late on September 7, 2018, and Form 4’s relating to certain delayed year-end bonus grants to Dr. Pourhassan and Mr. Mulholland were filed one day late on March 20, 2018.

Item 11.	Executive Compensation

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Amendment by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the following Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee

Carl C. Dockery

Gregory A. Gould

Scott A. Kelly, M.D.

Jordan G. Naydenov

Compensation Discussion and Analysis

Preliminary Note

Pursuant to applicable SEC regulations, the information presented in this section relates to the chief executive officer, the chief financial officer, and the one additional most highly compensated “executive officer” (as this term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended). The Company believes that in fiscal year 2018, three individuals met these criteria, as follows (these individuals are referred to throughout this Compensation Discussion and Analysis as “named executive officers”):

•	Nader Z. Pourhassan, Ph.D., the Company’s President and Chief Executive Officer;

•	Michael D. Mulholland, the Company’s Chief Financial Officer; and

•	Anthony D. Caracciolo, the Company’s Chairman of the Board.

As disclosed elsewhere in this Amendment, effective July 11, 2018, Mr. Caracciolo resigned as Executive Chairman of the Company, which was is an executive officer position, and continues to serve as a Board member and the non-executive Chairman of the Board.

Introduction

In this section, the Company presents the principles underlying its named executive officer compensation decisions and the most important factors that the Company believes are relevant to an analysis of these decisions. The goal is to provide qualitative information regarding the manner and context in which compensation is awarded to and earned by the named executive officers and to place in perspective the numerical and other quantitative data presented in the tables and other information that follow this section.

The Company has designed the compensation of its named executive officers in order to attract, as needed, individuals with the skills necessary for the Company to achieve its business plan, to reward those individuals fairly over time, and to retain those individuals who perform at or above expectations.

The Company’s named executive officers’ annual cash and stock compensation consists of several components, as follows:

•	base salary;

•	annual incentive compensation paid upon satisfaction of certain performance objectives; and

•

grants of incentive stock options, where the incentive stock options vest over a period of time or pursuant to the attainment of set performance goals and unvested stock options are forfeited to the Company should the executive officer’s employment be terminated, provided that certain grants of incentive stock options provide for accelerated vesting under certain circumstances.

The Compensation Committee reviews the compensation, both cash and stock, of the named executive officers on an annual basis, while taking into account changes in compensation during previous years.

Some of these components, such as base salary, are generally fixed and do not vary based on the Company’s financial and other performance; some components, such as annual cash incentive compensation, are in part dependent upon the achievement of certain individual performance and corporate performance objectives jointly agreed upon by the Company’s management and the Compensation Committee; and some components, such as incentive stock option awards, have a value that is dependent upon the Company’s stock price at the time of award and going forward.

The Company compensates its named executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides the named executive officers with a guaranteed minimum base salary. The Company fixes the base salary of each named executive officer at a level that the Company believes enables it to hire and retain individuals in a competitive environment and rewards successful individual performance and a successful level of contribution to the Company’s overall business goals. The Company also takes into account the base salaries paid by similarly-situated companies and the base salaries of other private and public companies, with which the Company believes it competes for talent. However, the Company does not formally benchmark base salaries paid to the named executive officers against the executive compensation of any other particular company or competitive peer group of companies.

Annual incentive bonus compensation is generally linked to the achievement of short-term operational, strategic or financial objectives, and is intended to reward the named executive officers for their performance in reaching goals that are agreed in advance between management and the Compensation Committee. The Company designs the cash incentive bonuses for each named executive officer to focus the named executive officer on achieving key objectives within a fiscal year, as described in more detail below. The Company has and may continue in the future to make such bonus payments in cash and stock awards.

Grants of incentive stock options are intended to link the named executive officers’ longer-term compensation with the performance of the Company which has a strong correlation to the value of the Company’s stock, which is consistent with enhancing stockholder value. This encourages the named executive officers to remain with the Company, to act in ways intended to maximize stockholder value, and to reduce or eliminate the value of their incentive stock options if the Company stock fails to perform. These grants are intended to produce significant value for each named executive officer, if the Company achieves its goals and if the named executive officer remains with the Company, provided that certain grants of incentive stock options provide for accelerated vesting under certain circumstances.

The Company views the three components of named executive officer compensation as related, but distinct. Although the Compensation Committee does review total compensation, the Company does not believe that compensation derived from one component of compensation should negate or reduce compensation from other components. The Company determines the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance and other information the Company deems relevant. Except as described below, the Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of the named executive officer team and the need to tailor each named executive officer’s award to attract and retain that named executive officer.

In addition, the Company provides the named executive officers with benefits that are generally available to the Company’s salaried employees.

The Compensation Committee performs an annual review of the Company’s named executive officers’ cash compensation and incentive stock option holdings to determine whether they provide competitive compensation for the services they perform, as well as adequate incentives and motivation to the named executive officers and whether they adequately compensate the named executive officers relative to comparable officers in other companies. The Compensation Committee’s most recent review occurred in May 2018.

For compensation decisions, including decisions regarding the grant of equity compensation relating to named executive officers, the Compensation Committee typically considers the recommendations of the Chief Executive Officer and the Chairman of the Board.

The Company accounts for the equity compensation expense for its employees under the rules of ASC 718, which requires the Company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require the Company to record cash compensation as an expense at the time the obligation is accrued. The Company structures cash incentive bonus compensation so that it is taxable to Company employees at the time it is paid to them. It is not anticipated that the deduction of any compensation paid to any named executive officer will be limited by Section 162(m) of the Internal Revenue Code.

Compensation Policies and Practices as They Relate to Risk Management

In fiscal 2018, the Compensation Committee reviewed the Company’s compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage the Company’s employees to take excessive risks, and that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In connection with its evaluation, the Compensation Committee considered, among other things, the structure, philosophy and design characteristics of the Company’s primary incentive compensation plans and programs in light of the Company’s risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. In particular, the Compensation Committee reviewed the Company’s compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including long term incentive compensation value that is driven entirely by increases in stock price, and low compensation levels exacerbated by performance-driven awards not paying out; including both annual bonus and long term incentive compensation, and noted that these are not substantial factors in the Company’s executives’ compensation packages.

Equity Compensation

At the May 2018 meetings of the Compensation Committee, the Compensation Committee analyzed the current incentive stock option holdings of the Company’s named executive officers and others, and determined that the level of equity stake of the named executive officers was at market for companies of similar size and experience as a public company.

The Company does not have any program, plan or obligation that requires the Company to grant equity compensation to any named executive officer on specified dates. The authority to make equity grants to named executive officers rests with the Company’s Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of the Chief Executive Officer in setting the compensation of the other named executive officers.

Annual Incentive Bonuses

Annual cash incentive bonuses for the named executive officers are established as part of their respective individual employment agreements. Each of these employment agreements provides that the named executive officer is eligible to receive an annual incentive bonus in an amount determined in the discretion of the Board, with a maximum bonus amount specified for each named executive officer in their respective employment agreements.

The actual amount of each bonus is based upon the Compensation Committee’s subjective determination of each executive officer’s performance and contribution towards satisfying predetermined individual performance and corporate objectives. The corporate objectives are established in the discretion of the Compensation Committee on a yearly basis. Based on the Company’s status as a non-revenue generating biotechnology company, examples of the individual performance and corporate objectives used by the Compensation Committee in its determination of whether to award an annual incentive bonus include, among others, trial enrollment and timelines with the FDA, financing, timely SEC filing and reporting, management, leadership and maintaining stockholder relationships.

Each named executive officer’s level of achievement of the individual performance and corporate performance objectives are determined by the Compensation Committee with the input of each named executive officer. The annual bonuses paid to the Company’s named executive officers, if such is awarded, are payable in cash, or, in the discretion of the Compensation Committee, 50% in cash and 50% in unrestricted shares of Common Stock, subject to the availability of shares under the 2012 Equity Compensation Plan, as amended. The maximum cash incentive bonus amount for each of the Company’s named executive officers is as follows:

Name of Named Executive Officer	Title	Minimum Bonus	Maximum Bonus
Nader Pourhassan, Ph.D.	President and Chief Executive Officer	None	100% of annual base salary
Michael D. Mulholland	Chief Financial Officer	None	50% of annual base salary
Anthony D. Caracciolo*	Chairman of the Board	None	N/A

*	Resigned as Executive Chairman as of July 11, 2018

In addition to the Annual Incentive Bonus, the Chief Executive Officer is also eligible to receive a supplemental bonus. Whether the Chief Executive Officer is awarded a supplemental bonus, and the amount of any such supplemental bonus, is in the sole discretion of the Board. When determining whether or not to grant a supplemental bonus for a fiscal year, the Board may, but is not be required to, consider any unanticipated achievement of corporate objectives for such fiscal year.

The Company’s named executive officers were eligible to receive annual incentive bonuses for services during fiscal 2018. The maximum target bonus amounts were based on the named executive officer’s base salary and were set by the named executive officer’s employment agreement, as follows: Dr. Pourhassan, 100% of base salary, or $433,888, and Mr. Mulholland, 50% of base salary, or $173,813. Mr. Caracciolo was not eligible to receive an annual incentive bonus for fiscal year 2018.

Upon the Compensation Committee’s review of the Company’s and each named executive officer’s performance against the predetermined individual corporate objectives during fiscal 2018, the Compensation Committee determined to award Dr. Pourhassan $216,944, and to award Mr. Mulholland $147,741. No annual incentive bonus was paid to Mr. Caracciolo for fiscal year 2018.

An executive must remain employed by the Company through the date of the Committee’s determination of performance to be eligible to receive annual incentive payouts. The cash component of the incentive compensation will be paid upon the improved liquidity of the Company.

The actual value of such incentive payouts are shown in the “Bonus” column in the Summary Compensation Table below.

Benefits

Employees, including executive officers, may participate in the Company’s 401(k) defined contribution plan. The Company makes a safe harbor contribution of 3% to all eligible employees, which vests immediately. Eligible participants may make an election to defer up to the annual allowable amount per Section 402(g) in effect at the beginning of each taxable year. One executive contributed to the 401(k) defined contribution plan in 2018.

Perquisites

The Company’s use of perquisites as an element of compensation is very limited and is largely based on historical practices and policies of the Company. The Company does not view perquisites as a significant element of the Company’s comprehensive compensation structure, and while the Company believes that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment, the Company is careful to review them periodically and to keep them at the lowest level possible consistent with industry practice.

Effect of Stockholder Advisory Vote on Executive Compensation

Of the 76,703,357 shares that voted (this number excludes the 1,614,021 shares that abstained from voting and 30,606,699 broker non-votes) on the advisory vote on executive compensation at the 2017 Annual Meeting, approximately 79% of the shares that voted approved of the Company’s executive compensation policies and decisions. The Company has considered the results of this vote. From 2017 to 2018, the total amount of compensation paid to the Company’s executive officers increased by approximately 3.6%. The Compensation Committee and entire Board intend to continue careful review of the compensation programs and policies to assure that the compensation remains consistent with the Company’s philosophy and objectives as stated above and reflective of the Company’s financial performance.

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, summarizes the compensation that the Company paid (or accrued) to its named executive officers during the fiscal years ended May 31, 2018, 2017, and 2016:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Option Awards ($)(2)	Non-Qualifed Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Nader Z. Pourhassan,	2018	433,888	216,944	293,201	1,146	21,382	966,561
President and Chief Executive Officer	2017	421,250	252,750	456,660	—	12,638	1,143,298
	2016	341,250	276,000	696,336	—	10,238	1,323,824
Michael D. Mulholland,	2018	347,625	147,741	200,201	194	13,773	709,534
Chief Financial Officer	2017	337,500	101,250	228,330	—	10,125	677,205
	2016	262,500	152,750	414,932	—	7,875	838,057
Anthony D. Caracciolo,	2018	200,000	—	442,542	28	4,750	647,320
Executive Chairman	2017	69,750	—	352,273	—	—	422,023
	2016	—	—	—	—	—	—

(1)

Bonuses for fiscal 2018 will be paid 50% in cash and 50% in shares of common stock under the 2012 Equity Incentive Plan. Payment is subject to certain specified milestones; but to be paid no later than February 28, 2019. As of September 27, 2018, the bonuses remained unpaid.

(2)

Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 6 “Stock Options and Warrants” in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018. Figures for fiscal 2018 include additional compensation of approximately $186,000 for Dr. Pourhassan, approximately $93,000 for Mr. Mulholland, and approximately $16,000 for Mr. Caracciolo relating to the modifications to extend the term of certain previously awarded stock options for an additional five years. This table excludes stock options with a fair market value at grant of approximately $716,000, whose vesting remains subject to the achievement of strategic milestones, as specified in greater detail in the footnotes to the table under the heading “Outstanding Equity Awards at Fiscal Year-End” below, because the fair values of such stock options are not able to be estimated under FASB ASC Topic 718.

(3)	Represents earnings from the CytoDyn Inc. 401(k) Plan.
(4)	Represents the Company’s contributions to the CytoDyn Inc. 401(k) Plan.

2018 Grant of Plan Based Awards

The following table sets forth information regarding equity and non-equity based incentive plan awards granted to the Company’s named executive officers in the latest completed fiscal year:

Name	Grant Date	Approval Date	Other Stock Option Awards		Exercise Price of Stock Option	Grant Date Fair Value of Stock Option Awards (4)
Nader Z. Pourhassan
	6/1/2017	5/12/2017	300,000	(1)	$0.57	$104,246
	2/15/2018	2/15/2018	600,000	(2)	0.80	186,000
Michael D. Mulholland
	6/1/2017	5/12/2017	300,000	(1)	0.57	104,246
	2/15/2018	2/15/2018	300,000	(2)	0.80	93,000
Anthony D. Caracciolo
	2/7/2018	2/7/2018	128,530	(3)	0.56	40,000
	2/15/2018	2/15/2018	50,000	(2)	0.80	15,500

(1)

The named executive officers are eligible to receive, from time to time, stock options, appreciation rights, restricted awards or other stock-based awards in amounts, if any, to be approved by the Board or Compensation Committee in their discretion.

(2)	Reflects modifications to extend the term of certain previously awarded stock options for an additional five years. There was no change in exercise price or immediate vesting.
(3)	Reflects the payment of stock options, in lieu of cash, for fees for Mr. Caracciolo’s service on the Board during the first three quarters of fiscal year 2018.
(4)

Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 6 “Stock Options and Warrants” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options awarded to each of the Company’s named executive officers as of May 31, 2018. No stock awards were outstanding at May 31, 2018.

	Number of securities underlying unexercised options/ exercisable	Number of securities underlying unexercised options/ unexercisable		Option exercise price ($)	Option expiration date
Nader Z. Pourhassan
	200,000	—		$0.64	5/29/2019
	500,000	—		$2.00	7/31/2021
	54,545	—		$2.75	3/23/2022
	600,000	—		$0.80	2/15/2023
	133,333	66,667	(1)	$0.90	6/30/2025
	325,000	325,000	(2)	$0.87	11/23/2025
	152,000	152,000	(2)	$0.75	1/4/2026
	200,000	400,000	(3)	$1.09	6/1/2026
	—	300,000	(4)	$0.57	6/1/2027
Michael D. Mulholland
	150,000	—		$0.64	5/29/2019
	100,000	—		$1.40	12/13/2022
	300,000	—		$0.80	2/15/2023
	100,000	50,000	(5)	$0.90	6/30/2025
	250,000	250,000	(2)	$0.87	11/23/2025
	100,000	200,000	(6)	$1.09	6/1/2026
	—	300,000	(7)	$0.57	6/1/2027
Anthony D. Caracciolo	100,000	—		$0.64	5/29/2019
	50,000	—		$0.66	6/1/2019
	11,543	—		$2.90	5/21/2022
	25,000	—		$1.55	6/1/2022
	50,000	—		$0.80	2/15/2023
	50,000	—		$0.98	6/1/2025
	250,000	—		$0.97	6/11/2025
	50,000	—		$1.09	6/1/2026
	343,750	206,250	(8)	$0.76	2/12/2027
	—	450,000	(2)	$0.76	2/12/2027
	128,530	—		$0.56	2/7/2028

(1)	The option will vest on June 1, 2018 with respect to 66,667 shares of common stock.
(2)	The option vests upon the achievement of certain milestones, as specified in the award agreement.
(3)	The option will vest in two equal annual installments on June 1, 2018 and June 1, 2019 with respect to 400,000 shares of common stock.
(4)	The option will vest in three equal annual installments commencing on June 1, 2018.
(5)	The option will vest on June 1, 2018 with respect to 50,000 shares of common stock.

(6)	The option will vest in two equal annual installments on June 1, 2018 and June 1, 2019 with respect to 200,000 shares of common stock.
(7)	The option will vest in three equal annual installments commencing on June 1, 2018.
(8)	The option will vest in equal monthly installments through February 12, 2019 with respect to 206,250 shares of common stock.

Option Exercises and Stock Vested

The following table provides information regarding vesting of stock options during fiscal 2018 with respect to the Company’s named executive officers. No stock options were exercised by the Company’s named executive officers during fiscal 2018.

	Option Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Nader Z. Pourhassan	866,667	$370,220
Michael D. Mulholland	450,000	193,110
Anthony D. Caracciolo	466,030	213,153

Non-Qualified Deferred Compensation

Effective January 1, 2010, the Company adopted a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) and covering substantially all employees, in which executive officers and eligible employees participate. Key features of the 401(k) Plan are as follows:

•	Elective Deferrals: Participants may make an election to defer up to the annual allowable amount in effect at the beginning of each taxable year, per Section 402(g) of the Internal Revenue Code.

•	Safe harbor: The Company makes a “safe harbor” contribution of 3% of each participant’s salary in order to maintain regulatory compliance of the 401(k) Plan.

•	Vesting: Participants are immediately vested for elective deferrals, any “safe harbor” contribution by the Company and related earnings.

•	Earnings on Account: 401(k) Plan participants may allocate the amounts deferred into their accounts under the 401(k) Plan among various investment alternatives offered by the 401(k) Plan’s provider.

The Company does not have any other defined benefit pension plan, profit sharing or retirement plan.

The following table shows the Non-Qualified Deferred Compensation amounts earned by the named executive officers during fiscal 2018 under the foregoing 401(k) Plan:

Name	Executive Contribution in 2018	Safe Harbor Contribution in 2018 (1)	Aggregate Earnings in 2018 (2)	Loan Repayments in 2018	Aggregate Balance at May 31, 2018
Nader Z. Pourhassan	$—	$21,382	$1,146	$6,723	$85,732
Michael D. Mulholland	9,182	13,773	194	—	64,425
Anthony D. Caracciolo	—	4,750	28	—	4,763

(1)	Amounts are also included in the All Other Compensation column of the Summary Compensation Table above.
(2)	Amounts are also included in the Non-Qualified Deferred Compensation Earnings column in the Summary Compensation Table above.

Additional Compensation Information

Employment Agreements

On January 6, 2015, the Company entered into employment agreements with Dr. Pourhassan and Mr. Mulholland (together, the “Employment Agreements”). The Employment Agreements provide for indefinite terms of employment, until terminated by either party pursuant to the terms of the Employment Agreements.

The Employment Agreements provide for (i) an annual base salary of $325,000 for Dr. Pourhassan and $250,000 for Mr. Mulholland, (ii) a target annual bonus payable in cash or, at the discretion of the Board, 50% in cash and in 50% in Common Stock, for Dr. Pourhassan equal to one-hundred percent (100%) of base salary and fifty percent (50%) for Mr. Mulholland, subject to achievement of certain performance objectives, and (iii) an annual supplemental bonus for Dr. Pourhassan, subject to the sole discretion of the Board, in an amount to be determined by the Board.

Payments upon Termination of Employment or Change of Control

In the event the Company terminates either Dr. Pourhassan’s or Mr. Mulholland’s employment without cause, as defined in the Employment Agreements, and subject to execution of a release of claims, the Employment Agreements provide for (i) payments equal to the sum of twelve months of base salary (except that such amount shall not be payable if, as of the effective time of Dr. Pourhassan’s or Mr. Mulholland’s termination, as applicable, the Board determines either that the Company has less than $4.0 million in cash-on-hand, or that the net worth of the Company, defined as the total assets of the Company less the total liabilities of the Company, is less than $5.0 million), and (ii) all stock options and other awards that Dr. Pourhassan or Mr. Mulholland may have shall vest and (if applicable) become immediately exercisable.

In the event the Company terminates Dr. Pourhassan’s or Mr. Mulholland’s employment without cause, or Dr. Pourhassan or Mr. Mulholland resigns for good reason, as defined in the Employment Agreements, within twelve months following a change in control, as defined in the Employment Agreements, and subject to execution of a release of claims, the Employment Agreements provide for (i) payments equal to the sum of eighteen months of base salary (in lieu of, and not in addition to, the twelve months’ base salary that may be payable upon a termination without cause not within twelve months following a change in control), and (ii) all stock options and other awards that Dr. Pourhassan or Mr. Mulholland may have shall vest and (if applicable) become immediately exercisable.

Employee stock options granted after December 1, 2012, vest in full automatically when a change in control occurs; employee stock options granted before December 1, 2012, will vest in full if the Compensation Committee so decides on or before the date a change in control occurs.

The following table shows potential pay-outs under the Employment Agreements as of May 31, 2018, assuming that employment was terminated following a change in control of the Company, either by the Company for reasons other than cause, death or disability, or by the executive for good reason, and that termination occurred on that date. The table shows the value of issued and outstanding stock options that were not vested as of May 31, 2018, but would become exercisable in full upon a change in control of the Company, whether or not the executive’s employment is terminated.

	Lump Sum Cash Payment			Total as of May 31, 2018
	Termination Without Cause	Change in control, termination without cause or resignation for good reason	Value of Unvested Stock Options	Termination Without Cause	Change in control, termination without cause or resignation for good reason
Nader Z. Pourhassan	$433,888	$650,832	$706,250	$1,140,138	$1,357,082
Michael D. Mulholland	347,625	521,438	419,940	767,565	941,378
Anthony D. Caracciolo	—	—	420,000	420,000	420,000

Equity Compensation Plan Information

The following table sets forth information regarding outstanding stock options and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of May 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	10,596,691	$0.87	4,858,870
Equity compensation plans not approved by stockholders (2)	2,605,000	$1.06	—

Total	13,201,691	$0.91	4,858,870

(1)

Represents outstanding stock options granted to current or former employees and directors of the Company pursuant to its 2004 Stock Incentive Plan and 2012 Equity Incentive Plan. Excludes 2,425,000 shares of Common Stock issuable upon exercise of stock options granted under the 2012 Equity Incentive Plan on June 8, 2018, with an exercise price of $0.49 per share, for which the grant was conditioned upon stockholder approval of Proposal 1 at the Special Meeting of Stockholders held on June 7, 2018. Such stockholder approval was subsequently obtained at the Special Meeting held on June 7, 2018.

(2)	Represents outstanding stock options and warrants issued by the Company as consideration for certain consulting or advisory services provided to the Company by independent contractors.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of the SEC’s Regulation S-K, the Company is providing the following information about the relationship of the annual total compensation of its employees and the annual total compensation of its CEO. For the year ended May 31, 2018, the Company’s last completed fiscal year:

•	The annual total compensation of the Company’s CEO was $966,561.

•	The median of the annual total compensation of all of the Company’s employees, based on the Company’s median employee identified under the methodology described below, was $339,058.

•	The resulting ratio of the Company’s CEO’s annual total compensation to the annual total compensation of the Company’s median employee was approximately 3 to 1.

The pay ratio included in this information is a reasonable estimate, calculated in a manner consistent with Item 402(u) of Regulation S-K and based on the Company’s internal records. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratios reported by other companies may not be comparable to the Company’s pay ratio stated above.

The Company completed the following steps to identify the median of the annual total compensation of its employees and to determine the annual total compensation of the Company’s median employee and CEO:

•

On May 31, 2018, the date the Company used to determine its ratio calculation, the Company’s employee population consisted of seven full time equivalents (“FTE”), all of whom are located in the United States. Six of the FTE’s are salaried employees and one is an hourly administrative staff.

•

To find the median of the annual total compensation of the individuals, other than the CEO, in the Company’s employee population as described above, the Company used wages from its payroll records as reported on the Form 10-K for the fiscal year ended May 31, 2018. In making this determination, the Company annualized the compensation of the hourly staff who was employed at May 31, 2018, but who did not work as an employee of the Company for the entire fiscal year.

•

After identifying the median employee, the Company added together all of the elements of that employee’s compensation for fiscal 2018 in accordance with the requirements applicable to calculating annual total compensation for the purpose of the Summary Compensation Table above.

For the annual total compensation of the Company’s CEO, the Company used the amount reported for the Company’s CEO in the “Total” column for 2018 in the Summary Compensation Table above.

Director Compensation

During fiscal 2018, each non-employee director was entitled to receive: (i) $25,000 in annual compensation; (ii) additional annual cash retainers for committee chairs and committee members ranging from $2,500 to $15,000; (iii) an additional cash retainer of $15,000 for the Chairman of the Board; and (iv) an annual grant on June 1, 2017, of a non-qualified stock option covering 75,000 shares of Common Stock vesting in four equal quarterly installments. The compensation plan for directors during fiscal 2019 is the same as in fiscal 2018, except for the annual stock option award specified in clause (iv) above, which was increased to 100,000 shares.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director for services during fiscal 2018.

Name	Cash Fees(1)	Stock Options(2)(3)		All Other Compensation(4)	Total
Denis R. Burger, Ph.D. (5)(6)	$—	$263,498	(10)	$240,000	$503,498
Anthony D. Caracciolo (7)(8)	—	55,500	(11)	—	55,500
Carl C. Dockery	—	72,507	(12)	—	72,507
Gregory A. Gould	—	95,507	(13)	—	95,507
Scott A. Kelly, M.D.	—	60,197	(14)	—	60,197
A. Bruce Montgomery, M.D. (9)	—	72,507	(15)	—	72,507
Jordan G. Naydenov	—	75,507	(16)	—	75,507

(1)

Compensation for director fees for the first three quarters of fiscal 2018 were paid in the form of a stock option awards, in lieu of cash compensation, and are included in the “Stock Option” column. No cash fees were paid during fiscal 2018 and fourth quarter director fees remain unpaid as of May 31, 2018.

(2)

Stock option awards represent the grant date fair value of the awards pursuant to FASB ASC Topic 718, as described in Note 6 “Stock Options and Warrants” in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018, to which reference is hereby made.

(3)	The total number of shares of common stock covered by stock options held by each non-employee director at May 31, 2018 were as follows:

No. of Shares
Denis R. Burger, Ph.D.	1,120,947
Anthony D. Caracciolo (7)	1,715,073
Carl C. Dockery	345,536
Gregory A. Gould	635,662
Scott A. Kelly, M.D.	179,132
A. Bruce Montgomery, M.D. (6)	395,399
Jordan G. Naydenov	446,397

(4)	Represents monthly consulting fees of $20,000 in connection with Dr. Burger’s service as Chief Science Officer.
(5)	Includes a stock option covering 600,000 shares of common stock as form of incentive compensation in connection with Dr. Burger’s service as Chief Science Officer.
(6)	Effective July 11, 2018, Dr. Burger resigned from the board of directors.
(7)	Mr. Caracciolo, in his capacity as Executive Chairman, was an employee during the fiscal year ended May 31, 2018.
(8)

Effective July 11, 2018, Mr. Caracciolo resigned as Executive Chairman of the Board, but continues to serve as the Non-Executive Chairman of the Board. The compensation received by Mr. Caracciolo in his capacity as Executive Chairman for fiscal 2018 is summarized separately in the table under the heading “Executive Compensation – Summary Compensation Table” below.

(9)	Effective July 11, 2018, Dr. Montgomery resigned from the board of directors.
(10)

Includes (i) an annual option grant covering 30,007 shares of common stock, (ii) a bonus option grant for fiscal 2018 covering 208,491 shares of common stock, and (iii) a payment of stock options covering 25,000 shares of common stock in lieu of cash for fees for Dr. Burger’s service on the Board for the first three quarters of fiscal 2018.

(11)

Includes (i) the modification to extend the term of a previously issued stock option covering 15,500 shares of common stock, and (ii) the payment of stock options covering 40,000 shares of common stock in lieu of cash for fees for Mr. Caracciolo’s service on the Board during the first three quarters of fiscal 2018.

(12)

Includes (i) an annual option grant covering 30,007 shares of common stock, and (ii) the payment of stock options covering 42,500 shares of common stock in lieu of cash for fees for Mr. Dockery’s service on the Board for the first three quarters of fiscal 2018.

(13)

Includes (i) an annual option grant covering 30,007 shares of common stock, (ii) the modification to extend the term of a previously issued stock option covering 15,500 shares of common stock, and (iii) the payment of a stock option covering 25,000 shares of common stock in lieu of cash for fees for Mr. Gould’s service on the Board for the first three quarters of fiscal 2018.

(14)

Includes (i) an annual option grant covering 30,007 shares of common stock, and (ii) the payment of a stock option covering 30,190 shares of common stock in lieu of cash for fees for Dr. Kelly’s service on the Board for the first three quarters of fiscal 2018.

(15)

Includes (i) an annual option grant covering 30,007 shares of common stock, and (ii) the payment of a stock option covering 42,500 shares of common stock in lieu of cash for fees for Dr. Montgomery’s service on the Board for the first three quarters of fiscal 2018.

(16)

Includes (i) an annual option grant covering 30,007 shares of common stock, (ii) the modification to extend the term of a previously issued stock option covering 15,500 shares of common stock, and (iii) the payment of stock options covering 25,000 shares of common stock in lieu of cash for fees for Mr. Naydenov’s service on the Board for the first three quarters of fiscal 2018.

Item 12.	Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of Common Stock as of September 20, 2018, by (i) each person or entity who is known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Total (3)
Directors and Executive Officers:
Carl C. Dockery	10,421,481	(4)	4.1%
Jordan G. Naydenov	6,225,887	(5)	2.4%
Anthony D. Caracciolo	5,976,348	(6)	2.3%
Nader Z. Pourhassan	2,708,734	(7)	1.1%
Scott A. Kelly, M.D.	2,401,336	(8)	*
Michael A. Klump	10,190,342	(9)	4.0%
Michael D. Mulholland	1,337,126	(10)	*
Gregory A. Gould	654,838	(11)	*
All Current Directors and Executive Officers as a Group (8 persons)	39,916,092		14.8%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Unless otherwise indicated, the business address of each current director and executive officer is c/o CytoDyn Inc., 1111 Main Street, Suite 660, Vancouver, Washington 98660.
(2)

Beneficial ownership includes shares of Common Stock as to which a person or group has sole or shared voting power or investment power. Shares of Common Stock subject to stock options and warrants that are exercisable currently or within 60 days of August 31, 2018, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentages are based on 253,610,949 shares of Common Stock outstanding as of September 20, 2018.
(4)

Includes: (i) 230,769 shares of Common Stock directly held by Alpha Ventures Capital Fund, L.P.; (ii) 7,347,326 shares of Common Stock directly held by Alpha Ventures Capital Partners, L.P.; (iii) warrants held by Alpha Ventures Capital Partners, L.P. that are exercisable for 2,472,850 shares of Common Stock; and (iv) 370,536 shares of Common Stock subject to stock options held by Mr. Dockery. As the manager of the general partner of Alpha Venture Capital Partners, L.P., Mr. Dockery has voting and dispositive power over the shares directly held by Alpha Venture Capital Partners, L.P. and Alpha Venture Capital Fund, L.P.

(5)	Includes: (i) 5,304,490 shares of Common Stock directly held by Mr. Naydenov; (ii) warrants covering 450,000 shares of Common Stock; and (iii) 471,397 shares of Common Stock subject to stock options.
(6)

Includes: (i) 62,136 shares of Common Stock directly held by Mr. Caracciolo; (ii) 26,000 shares of Common Stock held by spouse; (iii) 2,093,972 shares of Common Stock held by a trust in which Mr. Caracciolo is the trustee; (iv) 200,000 shares of Common Stock held by a limited liability company, of which Mr. Caracciolo is a member; (v) warrants covering 2,000,000 shares of Common Stock held by a trust in which Mr. Caracciolo is the trustee; (vi) a warrant covering 200,000 shares of Common Stock held by the limited liability company; and (vii) 1,394,240 shares of Common Stock subject to stock options. Excludes 450,000 shares of Common Stock subject to stock options that vest depending on the achievement of certain strategic milestones specified by the Board and in the relevant award agreement.

(7)

Includes: (i) 177,189 shares of Common Stock directly held by Dr. Pourhassan, of which 15,750 shares of Common Stock held by his spouse; and (ii) 2,531,545 shares of Common Stock subject to stock options held by Dr. Pourhassan. Excludes 477,000 shares of Common Stock subject to stock options that vest depending on the achievement of certain strategic milestones specified by the Board and in the relevant award agreements and excludes, among other unvested stock options, an option granted on June 8, 2018 covering 350,000 shares of Common Stock, which does not commence vesting until June 1, 2019.

(8)

Includes: (i) 1,243,170 shares of Common Stock directly held by Dr. Kelly; (ii) 691,208 shares of Common Stock held by his spouse; (iii) 46,160 shares of Common Stock held as custodian for his children; (iv) a warrant covering 50,000 shares of Common Stock; (v) a warrant covering 166,666 shares of Common Stock held by his spouse; and (vi) 204,132 shares of Common Stock subject to stock options.

(9)

Includes: (i) 7,034,520 shares of Common Stock held by an LLC in which Mr. Klump is managing partner; (ii) warrants covering 2,933,333 shares of Common Stock held by the LLC; (iii) a warrant covering 125,000 shares of Common Stock directly held; (iv) a warrant covering 66,667 shares of Common Stock held as custodian for his children; and (v) 30,822 shares of Common Stock subject to stock options.

(10)

Includes: (i) 73,626 shares of Common Stock directly held by Mr. Mulholland; (ii) 13,500 shares of Common Stock held in a retirement portfolio; and (iii) 1,250,000 shares of Common Stock subject to stock options. Excludes 250,000 shares of Common Stock subject to options that vest depending on the achievement of certain strategic milestones specified by the Board in the relevant award agreement and excludes, among other unvested stock options, an option granted on June 8, 2018 covering 350,000 shares of Common Stock, which does not commence vesting until June 1, 2019.

(11)	Includes: (i) 19,176 shares of Common Stock directly held by Mr. Gould; and (ii) 635,662 shares of Common Stock subject to stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review of Related Person Transactions

The Audit Committee has the primary responsibility for monitoring, reviewing and approving transactions with related parties. A “related person” is any person who is or was an executive officer of the Company, director or is a holder of more than 5% of the Company’s common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons.

The Board has adopted a policy providing that the Audit Committee will review and approve or ratify transactions in excess of $120,000 of value in which the Company participates and in which a director, executive officer or beneficial holder of more than 5% of any class of the Company’s voting securities has or will have a direct or indirect material interest. Under this policy, the Audit Committee is to obtain all information it believes to be relevant to review and approve or ratify these transactions.

After consideration of the relevant information, the Audit Committee is to approve only those related party transactions that the Audit Committee believes are on their terms, taken as a whole, no less favorable to the Company than could be obtained in an arms-length transaction with an unrelated third party and that the Audit Committee determines are not inconsistent with the Company’s best interests. In particular, the Company’s policy with respect to related party transactions requires the Audit Committee to consider the benefits to the Company, the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship, the availability of other sources for comparable products or services, the terms of the transaction and the terms available to unrelated third-parties or to employees generally.

Participation in Investor Offerings

Between May 31, 2017 and July 28, 2017, in connection with a private offering to third-party investors, the Company issued to a trust for which Mr. Caracciolo is trustee, to Mr. Naydenov, and to Alpha Venture Capital Partners, L.P., an investment entity of which Mr. Dockery is a director and principal, respectively, $1,000,000, $100,000 and $50,000 in aggregate principal amount of unsecured convertible promissory notes (the “Convertible Notes”). The offering terms for the trust, Mr. Naydenov and Alpha Venture Capital Partners, L.P. were identical to those for all other investors in the offering and are summarized in the Form 8-K filed with the Securities and Exchange Commission on July 31, 2017.

On November 8, 2017, in connection with a private offering to third-party investors, the Company issued to a limited liability company in which Mr. Caracciolo holds a partial ownership interest, for a price of $0.50 per share and related warrants, 200,000 shares of common stock and a warrant covering 200,000 shares of common stock with an exercise price of $0.75. The offering terms for the limited liability company were identical to those for all other investors in the offering and are summarized in the Form 8-K filed with the Securities and Exchange Commission on November 8, 2017.

On January 31, 2018, in connection with a private offering to investors in the Convertible Notes described above, the Company issued, for a price of $0.50 per share and related warrants, (i) to the trust for which Mr. Caracciolo is trustee, 2,093,972 shares of common stock and a warrant covering 1,333,334 shares of common stock with an exercise price of $0.75, (ii) to Mr. Naydenov, 207,248 shares of common stock and a warrant covering 133,334 shares of common stock with an exercise price of $0.75, and (iii) to Alpha Venture Capital Partners, L.P., 103,586 shares of common stock and a warrant covering 66,667 shares of common stock with an exercise price of $0.75 per share. The common stock and warrants were issued in full satisfaction of the Company’s cash payment obligations relating to the Convertible Notes, which had matured on the same date. The offering terms for the trust, Mr. Naydenov and Alpha Venture Capital Partners, L.P. were identical to those for all other investors in the offering and are summarized in the Form 8-K filed with the Securities and Exchange Commission on January 31, 2018.

Director Independence

In determining director independence, the Company uses the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market (the “NASDAQ Rules”). The Board has determined that Mr. Dockery, Mr. Gould, Dr. Kelly, Mr. Naydenov, and Mr. Klump are independent under the NASDAQ Rules in that each is not, and has not been, an executive officer or employee and does not otherwise have a relationship which, in the opinion of the Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

The Company is not a “listed issuer” as that term is used in Regulation S-K Item 407 adopted by the Securities and Exchange Commission (the “SEC”).

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Warren Averett, LLC was the Company’s independent registered public accounting firm with respect to its audited financial statements for the fiscal year ended May 31, 2018.

Board Pre-Approval Process, Policies and Procedures

The Audit Committee pre-approves all engagements for audit and non-audit services provided by the Company’s independent registered public accounting firm. Warren Averett performed its audit procedures in accordance with the Audit Committee’s policies and procedures. Warren Averett informed the Audit Committee of the scope and nature of each service provided. No services were provided by Warren Averett during fiscal 2017 or fiscal 2018 other than audit, review, or attest services.

Fees Paid to Principal Independent Registered Public Accounting Firm

The aggregate fees billed during the fiscal years ended May 31, 2018 and 2017 for professional services rendered by Warren Averett for: (1) Audit Fees (the audit of the financial statements included in the Company’s annual reports on Form 10-K and for the review of the interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q) were approximately $133,000 and $120,000, respectively; (2) Audit-Related Fees (review of the Company’s Registration Statements on Forms S-1 and S-3, related accountants’ consent and other matters) were $18,000 and $7,000, respectively; and (3) Tax Fees, including tax return preparation fees of $0 and $4,500, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.	Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

†31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

†31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

††32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2018	CYTODYN INC. (Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2018.

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