Form 10-Q
period 2019-02-28
CytoDyn Inc.
filed 2019-04-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

On March 31, 2019, there were 305,490,094 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited)

	February 28, 2019	May 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$1,593,629	$1,231,445
Prepaid expenses	232,541	227,173
Prepaid service fees	2,641,301	1,862,009

Total current assets	4,467,471	3,320,627
Furniture and equipment, net	8,713	11,228
Intangibles, net	15,951,361	1,567,143

Total assets	$20,427,545	$4,898,998

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$14,941,523	$15,841,859
Accrued liabilities and compensation	252,825	757,778
Accrued license fees	517,600	133,600
Accrued interest on convertible notes	75,154	—
Convertible notes payable, net	2,271,823	—
Current portion of long term convertible notes payable	4,200,000	—

Total current liabilities	22,258,925	16,733,237

Long-term liabilities:
Convertible notes payable, net	1,225,416	—
Derivative liabilities	3,192,243	1,323,732

Total long-term liabilities	4,417,659	1,323,732

Total liabilities	26,676,584	18,056,969
Commitments and Contingencies	—	—

Stockholders’ (Deficit) equity
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively	92	92
Common stock, $0.001 par value; 600,000,000 and 375,000,000 shares authorized, 304,679,081 and 216,881,790 issued and 304,520,070 and 216,722,779 outstanding at February 28, 2019 and May 31, 2018, respectively	304,680	216,881
Additional paid-in capital	207,878,504	159,764,611
Accumulated (deficit)	(214,432,156)	(173,139,396)
Less: treasury stock, at par (159,011 shares at $0.001)	(159)	(159)

Total stockholders’ (deficit)	(6,249,039)	(13,157,971)

Total liabilities and stockholders’ (deficit) equity	$20,427,545	$4,898,998

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$3,345,179	$1,974,915	$8,005,346	$5,153,336
Research and development	9,022,223	12,076,460	33,294,771	29,301,808
Amortization and depreciation	503,922	89,132	747,693	267,414

Total operating expenses	12,871,324	14,140,507	42,047,810	34,722,558

Operating loss	(12,871,324)	(14,140,507)	(42,047,810)	(34,722,558)
Interest income	19	662	2,021	1,870
Change in fair value of derivative liabilities	1,347,907	(741,066)	881,495	(274,132)
Interest expense:
Amortization of discount on convertible notes	(559,383)	(493,022)	(676,917)	(1,666,017)
Amortization of debt issuance costs	(155,435)	(153,480)	(175,024)	(435,609)
Loss on extinguishment of convertible note	—	—	(1,519,603)	—
Inducement interest related to warrant exercise	—	—	—	(826,252)
Inducement interest related to convertible debt	—	(2,352,045)	—	(2,352,045)
Interest on convertible note payable	(335,595)	(70,642)	(583,842)	(251,315)

Total interest expense	(1,050,413)	(3,069,189)	(2,955,386)	(5,531,238)

Loss before income taxes	(12,573,811)	(17,950,100)	(44,119,680)	(40,526,058)
Income tax benefit	—	—	2,826,919	—

Net loss	$(12,573,811)	$(17,950,100)	$(41,292,761)	$(40,526,058)

Basic and diluted loss per share	$(0.04)	$(0.10)	$(0.16)	$(0.25)

Basic and diluted weighted average common shares outstanding	295,637,023	178,088,905	257,491,288	162,460,451

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net loss	$(41,292,761)	$(40,526,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	747,693	267,414
Amortization of debt issuance costs	676,917	435,609
Amortization of discount on convertible notes	175,024	1,666,017
Interest expense associated with extension of warrant expirations	—	826,252
Interest expense associated with conversion of notes	—	2,352,045
Interest expense associated with accretion of convertible notes payable	283,442	—
Change in fair value of derivative liabilities	(881,495)	274,132
Stock-based compensation	2,891,548	1,096,226
Loss on extinguishment of convertible note	1,519,603	—
Deferred income tax benefit	(2,826,919)	—
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses	(1,525,956)	2,674,850
(Decrease) increase in accounts payable and accrued expenses	(720,889)	8,014,522

Net cash used in operating activities	(40,953,793)	(22,918,991)

Cash flows from investing activities:
Furniture and equipment purchases	(3,182)	—

Net cash used in investing activities	(3,182)	—

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	29,836,826	22,903,710
Proceeds from warrant exercises	—	1,647,500
Proceeds from convertible notes payable, net	15,460,000	4,888,500
Repayment on convertible note	—	(259,157)
Payment of debt issuance costs	(583,200)	—
Payment of offering costs	(3,394,467)	(3,090,203)

Net cash provided by financing activities	41,319,159	26,090,350

Net change in cash	362,184	3,171,359
Cash, beginning of period	1,231,445	1,775,583

Cash, end of period	$1,593,629	$4,946,942

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended February 28,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$9,157

Non-cash investing and financing transactions:
Accrued interest converted into note payable	$225,245	$—

Common stock issued for acquisition of ProstaGene, LLC	$11,558,000	$—

Derivative liability associated with convertible notes payable	$2,750,006	$—

Beneficial conversion feature and fair value of warrant issued with note payable	$3,534,992	$—

Common stock issued in connection with an employment agreeement	$8,342	$—

Common stock issued for conversion redemption	$455,000	$—

Financing costs associated with placement agent warrants	$260,635	$70,383

Debt discount associated with convertible notes payable	$3,059,159	$1,574,628

Common stock issued upon conversion of convertible debt	$—	$5,788,500

Common stock issued for accrued interest payable	$—	$242,158

Common stock issued for board compensation	$—	$260,190

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2018	92,100	$92	216,881,790	$216,881	159,011	$(159)

First Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	—	—	—	—
Issuance of stock payment shares	—	—	—	—	—	—
Issuance of stock for note payable redemption	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	1,970,000	1,970	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	15,028,600	15,029	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2018	—	—	—	—	—	—

Balance August 31, 2018	92,100	$92	233,880,390	$233,880	159,011	$(159)

Second Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	18,658,000	18,658	—	—
Issuance of stock payment shares	—	—	8,342,000	8,342	—	—
Issuance of stock for note payable redemption	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	—	—	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	29,928,570	29,930	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss November 30, 2018	—	—	—	—	—	—

Balance November 30, 2018	92,100	$92	290,808,960	$290,810	159,011	$(159)

See accompanying notes to consolidated financial statements

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Third Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	—	—	—	—
Issuance of stock payment shares	—	—	—	—	—	—
Issuance of stock for note payable redemption	—	—	1,123,641	1,124	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	10,728,480	10,728	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	2,018,000	2,018	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to debt offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss February 28, 2019	—	—		—	—	—

Balance February 28, 2019	92,100	92	304,679,081	304,680	159,011	(159)

See accompanying notes to consolidated financial statements

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Additional	Accumulated		Fiscal Year
	Paid-In Capital	Deficit	Total	To Date
Balance May 31, 2018	$159,764,611	$(173,139,396)	$(13,157,971)	$(13,157,971)

First Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	—	—
Issuance of stock payment shares	—	—	—	—
Issuance of stock for note payable redemption	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	983,030	—	985,000	985,000
Offering costs related to registered direct offering	(75,151)	—	(75,151)	(75,151)
Proceeds from private equity offering ($0.50/share)	7,499,271	—	7,514,300	7,514,300
Offering costs related to private equity offering	(882,716)	—	(882,716)	(882,716)
Offering costs related to debt offering	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—
Legal fees in connection with equity offerings	(50,544)	—	(50,544)	(50,544)
Stock-based compensation	283,346	—	283,346	283,346
Net Loss August 31, 2018	—	(14,413,569)	(14,413,569)	(14,413,569)

Balance August 31, 2018	167,521,847	$(187,552,965)	$(19,797,305)	(19,797,305)

Second Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	11,539,342	—	11,558,000	11,558,000
Issuance of stock payment shares	—	—	8,342	8,342
Issuance of stock for note payable redemption	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	—	985,000
Offering costs related to registered direct offering	—	—	—	(75,151)
Proceeds from private equity offering ($0.50/share)	14,934,355	—	14,964,284	22,478,584
Offering costs related to private equity offering	(1,693,354)	—	(1,693,354)	(2,576,070)
Offering costs related to debt offering	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—
Legal fees in connection with equity offerings	(25,652)	—	(25,652)	(76,196)
Stock-based compensation	1,227,140	—	1,227,140	1,510,486
Net Loss November 30, 2018		(14,305,380)	(14,305,381)	(28,718,950)

Balance November 30, 2018	193,503,678	$(201,858,345)	$(8,063,926)	$(8,063,926)

See accompanying notes to consolidated financial statements

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Additional	Accumulated		Fiscal Year
	Paid-In Capital	Deficit	Total	To Date
Third Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	—	11,558,000
Issuance of stock payment shares	—	—	—	—
Issuance of stock for note payable redemption	453,876	—	455,000	455,000
Proceeds from registered direct offering ($0.50/share)	5,353,511	—	5,364,241	6,349,241
Offering costs related to registered direct offering	(545,970)	—	(545,970)	(621,121)
Proceeds from private equity offering ($0.50/share)	1,006,982	—	1,009,000	23,487,584
Offering costs related to private equity offering	(121,079)	—	(121,079)	(2,697,149)
Offering costs related to debt offering	260,636	—	260,636	260,636
Debt discount and issuance costs related to debt offering	3,059,159	—	3,059,159	3,059,159
Beneficial conversion feature on note payable and relative fair value associated with warrants	3,534,992	—	3,534,992	3,534,992
Legal fees in connection with equity offerings	—	—	—	(76,196)
Stock-based compensation	1,372,719	—	1,372,719	2,891,547
Net Loss February 28, 2019	—	(12,573,811)	(12,573,811)	(41,292,761)

Balance February 28, 2019	$207,878,504	$(214,432,156)	$(6,249,039)	$(6,249,039)

See accompanying notes to consolidated financial statements

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2019

(UNAUDITED)

Note 1 – Organization

CytoDyn Inc. (the “Company”, “we” or “us”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (its previous name) and, effective August 27, 2015, reincorporated under the laws of Delaware. Effective November 16, 2018, we implemented a holding company reorganization, as a result of which we became the successor issuer and reporting company to the former CytoDyn Inc. (now our wholly owned subsidiary, CytoDyn Operations Inc.). We are a clinical-stage biotechnology company focused on the clinical development and potential commercialization of humanized monoclonal antibodies to treat Human Immunodeficiency Virus (“HIV”) infection. Our lead product candidate, leronlimab (PRO 140), belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2018 and 2017 and notes thereto in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended May 31, 2018, filed with the Securities and Exchange Commission on July 27, 2018 and September 28, 2018, respectively. Operating results for the three and nine months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended February 28, 2019 and February 28, 2018, (b) the financial position at February 28, 2019 and (c) cash flows for the nine month periods ended February 28, 2019 and February 28, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CytoDyn Operations Inc., Advanced Genetic Technologies, Inc. (“AGTI”) and CytoDyn Veterinary Medicine LLC (“CVM”), of which both AGTI and CVM are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2019 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or loss per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $41,292,761 for the nine months ended February 28, 2019 and has an accumulated deficit of $214,432,156 as of February 28, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidate, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidate, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to its product candidate for multiple indications, and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at February 28, 2019 and May 31, 2018 approximated $1.3 million and $1.1 million, respectively.

Identified Intangible Assets

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the nine months ended February 28, 2019 and 2018. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application (“BLA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal requirements will be satisfied. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of February 28, 2019 and May 31, 2018, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of February 28, 2019 and May 31, 2018 is as follows:

	Fair Value Measurement at February 28, 2019 (1)		Fair Value Measurement at May 31, 2018 (1)
	Using Level 3	Total	Using Level 3	Total
Liabilities:
Derivative liability - warrants	$793,866	$793,866	$1,323,732	$1,323,732
Derivative liability - convertible note redemption provision	2,398,377	2,398,377	—	—

Total liabilities	$3,192,243	$3,192,243	$1,323,732	$1,323,732

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 28, 2019 and May 31, 2018.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended February 28, 2019 and the year ended May 31, 2018:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(3,855,468)

Balance at May 31, 2018	1,323,732
Inception date value of redemption provisions	2,750,006
Fair value adjustments - warrants	(529,867)
Fair value adjustments - convertible notes	(351,628)

Balance at February 28, 2019	$3,192,243

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

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of February 28, 2019, the Company has authorized the issuance of 400,000 shares of Series B Convertible Preferred Stock, of which 92,100 shares were outstanding. The remaining preferred shares authorized have no specified rights. See Note 14 – Subsequent Events

Treasury Stock

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

Debt Discount

During the nine months ended February 28, 2019 and the year ended May 31, 2018, the Company incurred approximately $4.2 million and $1.5 million of debt discount related to the issuance of convertible notes, as described in Note 4. The discount is amortized over the life of the convertible promissory notes. Due to accounting under ASC 815, $0.6 million will be accounted for as interest expense and an accretion to convertible notes payable. During the nine months ended February 28, 2019 and February 28, 2018, the Company recorded approximately $0.7 million and $1.6 million of related amortization, respectively.

Debt Issuance Cost

During the nine months ended February 28, 2019 and the year ended May 31, 2018, the Company incurred direct costs associated with the issuance of convertible notes, as described in Note 4, and recorded approximately $1.0 million and $0.4 million, respectively of debt issuance costs. Due to accounting under ASC 815, $0.1 million will be accounted for as interest expense and an accretion to convertible notes payable. During the nine months ended February 28, 2019 and February 28, 2018, the Company approximately $0.2 million and $0.4 million of related amortization for the nine months ended February 28, 2019 and February 28, 2018, respectively.

Offering Costs

During the nine months ended February 28, 2019 and the year ended May 31, 2018, the Company incurred direct incremental costs associated with the sale of equity securities, as described in Notes 10 and 11. The costs were approximately $3.3 million and $3.5 million for the nine months ended February 28, 2019 and year ended May 31, 2018, respectively. The offering costs were recorded as a component of equity upon receipt of proceeds.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 175,043,638 and 130,457,331 shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the nine months ended February 28, 2019 and February 28, 2018, respectively. Additionally, as of February 28, 2019, shares of Series B convertible preferred stock in the aggregate of 92,100 shares can potentially convert into 921,000 shares of common stock.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective as of January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we utilized a blended rate of 28.62% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. For the fiscal year ended May 31, 2018, we recorded provisional charges for the re-measurement of the deferred tax assets and reduced our deferred taxes before the valuation allowance by $17,497,051 to our income tax expense. The net tax expense for the year ended May 31, 2018, was zero, due to the reduction in the deferred tax valuation allowance. For the year ending May 31, 2019, a deferred tax rate of 21% is being utilized and a corresponding valuation allowance adjustment is being recorded for the generation of deferred tax assets reversing in the future. For the nine months ending February 28, 2019, the Company recorded a $2,826,919 deferred income tax benefit from a reduction in the Company’s deferred tax valuation allowance resulting from recording a deferred tax liability of $2,826,919 in connection with the acquisition of assets in the ProstaGene LLC transaction (see Note 7) . The deferred tax liability represents the tax effect of the difference in the carrying value of the assets and their tax basis at acquisition. The Company has a full valuation allowance on the Company’s net deferred tax assets as of February 28, 2019 and May 31, 2018, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

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

Note 4 – Convertible Instruments

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at February 28, 2019. Each share of the Series B is convertible into ten shares of the Company’s $0.001 par value common stock, including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B holders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights. As of February 28, 2019 and May 31, 2018, the undeclared, accrued dividends were approximately $210,000 and $199,000, respectively, or 421,000 and 387,000 shares of common stock, respectively.

2018 Short-term Convertible Notes

During the fiscal year ended May 31, 2018, the Company issued approximately $4.89 million in aggregate principal of short-term Convertible Notes, (the “2018 Short-term Convertible Notes”) with a maturity date of January 31, 2018, and related warrants to investors for cash. The principal amount of the 2018 Short-term Convertible Notes, including any accrued but unpaid interest thereon, was convertible at the election of the holder at any time into shares of common shares at any time prior to maturity at a conversion price of $0.75 per share. The 2018 Short-term Convertible Notes bore simple interest at the annual rate of 7%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment date, the Company determined that the conversion feature related to these 2018 Short-term Convertible Notes to be beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock on the commitment dates and the effective conversion price after discounting the 2018 Short-term Convertible Notes for the fair value of the related warrants.

In connection with the sale of the 2018 Short-term Convertible Notes, detachable common stock warrants to purchase a total of 4,025,656 common shares, with an exercise price of $1.00 per share and a five-year term were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2018
Expected dividend yield	0%
Stock price volatility	69.80%
Expected term	5 year
Risk-free interest rate	1.77-1.93%
Grant-date fair value	$0.30-0.39

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the 2018 Short-term Convertible Notes and a corresponding increase to additional paid-in capital was amortized over the term of the 2018 Short-term Convertible Notes. The Company incurred debt discount of approximately $1.6 million related to the beneficial conversion feature and detachable warrants issued with the notes during the year ended May 31, 2018. Accordingly, the Company recognized approximately $-0- and $1.6 million of non-cash debt discount during the nine months ended February 28, 2019 and February 28, 2018, respectively. In connection with the 2018 Short-term Convertible Notes, the Company incurred direct issuance costs of approximately $0.4 million during the year ended May 31, 2018. The issuance costs were amortized over the term of the 2018 Short-term Convertible Notes and accordingly the Company recognized approximately $-0- and $0.4 million of debt issuance costs during the nine months ended February 28, 2019 and February 28, 2018, respectively.

On January 31, 2018, in connection with a registered direct equity offering, as fully described in Note 11, the 2018 Short-term Convertible Notes in an aggregate principal amount of $5,788,500, plus accrued unpaid interest of approximately $243,000 were sold for 12,062,728 shares of common stock. The 2018 Short-term Convertible Note investors also received warrants to purchase 7,718,010 shares of common stock. The securities were sold at a combined purchase price of $0.50 per share of common stock and related warrants, for aggregate gross proceeds to the Company of approximately $6.0 million. The Company repaid one 2018 Short-term Convertible Note, including accrued interest in the aggregate of approximately $259,000. During the nine months ended February 28, 2019 and February 28, 2018, the Company recognized approximately $-0- and $75,000, of interest expense related to the note.

Activity related to the 2018 Short-term Convertible Notes was as follows:

	February 28, 2019	May 31, 2018
Face amount of Short-term Convertible Notes	$—	$6,038,500

Unamortized discount	—	—
Registered direct equity offering	—	(5,788,500)
Note repayment	—	(250,000)

Carrying value of Short-term Convertible Notes	$—	$—

2019 Short-term Convertible Notes

During the nine months ended February 28, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. The principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes bear simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment dates, the Company determined that the conversion feature related to these 2019 Short-term Convertible Notes to be beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock on the commitment dates and the effective conversion price after discounting the 2019 Short-term Convertible Notes for the fair value of the related warrants.

In connection with the sale of the 2019 short-term Notes, detachable common stock warrants to purchase a total of 5,460,000 common shares, with an exercise price of $0.30 per share and a five-year term were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2018 - 2019
Expected dividend yield	0%
Stock price volatility	55.8 - 55.88%
Expected term	5 year
Risk-free interest rate	2.48 - 2.56%
Grant-date fair value	$0.30 - $0.38

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the 2019 Short-term Convertible Notes and a corresponding increase to additional paid-in capital and will be amortized over the life of the 2019 Short-term Convertible Notes. In connection with the 2019 Short-term Convertible Notes, the placement agent earned a “tail fee” comprised of warrants covering 972,000 shares of common stock and a cash fee of $583,200. The placement agent warrants are exercisable at a price of $0.50 per share and will expire five years from the date of issuance and include a cashless exercise provision. During the nine months ended February 28, 2019, and in connection with the 2019 Short-term Convertible Notes, the Company incurred debt discount and issuance costs of approximately $3.0 million, related to the beneficial conversion feature and detachable warrants issued with the 2019 Short-term Convertible Notes and approximately $0.8 in issuance costs. The debt discount and issuance costs will be amortized over the term of the 2019 Short-term Convertible Notes. Accordingly, the Company recognized approximately $0.6 million and $0.2 million of debt discount and issuance costs, respectively, during the nine months ended February 28, 2019.

Activity related to the 2019 Short-term Convertible Notes was as follows:

	February 28, 2019	May 31, 2018
Face amount of Short-term Convertible Notes	$5,460,000	$—

Unamortized discount	(2,499,776)	—
Unamortized issuance costs	(688,401)	—

Carrying value of Short-term Convertible Notes	$2,271,823	$—

The Company recognized approximately $75,000 and $-0- of interest expense during the nine months ended February 28, 2019 and the year ended May 31, 2019, respectively.

Long-term Convertible Notes

June 2018 Note

On June 26, 2018, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note (the “June 2018 Note”) with a two-year term to an institutional accredited investor in the initial principal amount of $5.7 million. The investor gave consideration of $5.0 million to the Company. The June 2018 Note bears interest of 10% and is convertible into common stock, at $0.55 per share. The June 2018 Note is convertible in total, or in part, of the outstanding balance, at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the June 2018 Note. The Investor may redeem any portion of the June 2018 Note, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $350,000. The securities purchase agreement requires the Company to reserve shares for future conversions or redemptions by dividing the outstanding principal balance plus accrued interest by the conversion price of $0.55 per share times 1.5. As a result of the entry into the January 2019 Note (as defined below), the Company’s obligations under the June 2018 Note are now secured by all of the assets of the Company, excluding the Company’s intellectual property.

In connection with the June 2018 Note, the Company recorded debt discount of $0.6 million and debt issuance costs of $0.1 million. The discount and issuance costs will be amortized over the life of the June 2018 Note, and accordingly, the Company recognized approximately $20,000 and $-0- amortization of debt issuance costs for the nine months ended February 28, 2019 and February 28, 2018, respectively and approximately $118,000 and $-0- of amortization of debt discount for the nine months ended February 28, 2019 and February 28, 2018, respectively.

Effective November 15, 2018, the June 2018 Note was amended to allow the Investor to redeem the monthly redemption amount of $350,000 in cash or stock, at the lesser of (i) $0.55, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The variable rate redemption provision meets the definition of a derivative instrument and subsequent to the amendment, it no longer meets the criteria to be considered indexed to the Company’s own stock. As of November 15, 2018, the redemption provision requires bifurcation as a derivative liability at fair value under the guidance in ASC Topic No. 815, “Derivatives and Hedging.”

The amendment of the June 2018 Note was also evaluated under ASC Topic 470-50-40, “Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different, and debt extinguishment accounting was applied. We recorded approximately $1.5 million as an extinguishment loss, which was the difference in the net carrying value of the June 2018 Note prior to the amendment of approximately $5.4 million, and the fair value of the June 2018 Note and embedded derivatives after the amendment of approximately $6.9 million. The extinguishment loss includes a write-off of unamortized debt issuance costs and the debt discount associated with the original the June 2018 Note. During the nine months ended February 28, 2019 and February 28, 2018, the Company recognized approximately $440,000 and $-0-, of interest expense related to the June 2018 Note.

During the nine months ended February 28, 2019 the Company received redemption notices from the holder of the Company’s June 2018 Note, requesting an aggregate redemption of $455,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 1,123,641 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the outstanding balance of the convertible June 2018 Note, including accrued but unpaid interest, was approximately $5.4 million.

January 2019 Note

On January 30, 2019, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note (the “January 2019 Note”) with a two-year term to the holder of the June 2018 Note in the initial principal amount of $5.7 million. In connection with the issuance of the January 2019 Note, the Company granted a lien against all of the assets of the Company, excluding the Company’s intellectual property, to secure all obligations owed to the investor by the Company (including those under both the January 2019 Note and the June 2018 Note). The investor gave consideration of $5.0 million to the Company, reflecting original issue discount of $0.6 million and issuance costs of $0.1 million. The January 2019 Note bears interest of 10% and is convertible into common stock, at $0.50 per share. The January 2019 Note is convertible in total, or in part, of the outstanding balance, at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the Note. The Company analyzed the conversion option for derivative accounting treatment under ASC 815 and determined that the embedded conversion option did not qualify for derivative accounting.

The Investor may redeem any portion of the January 2019 Note, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $350,000. The monthly redemption amount may be paid in cash or stock, at the Company’s election, at the lesser of (i) $0.50, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The redemption provision meets the definition of a derivative instrument and does not meet the criteria to be considered indexed to the Company’s own stock. Therefore, the redemption provision requires bifurcation as a derivative liability at fair value under the guidance in ASC Topic No. 815 (“ASC 815”). The securities purchase agreement requires the Company to reserve 20,000,000 shares for future conversions or redemptions.

In conjunction with the January 2019 Note, the investor received a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.30 which is exercisable until the 5-year anniversary of the date of issuance. The warrant achieved equity classification at inception. The net proceeds of $5.0 million were allocated first to the redemption provision at its fair value, then to the warrants at their relative fair value and the beneficial conversion feature at its intrinsic value as follows:

January 30, 2019
Fair value of redemption provision	$1,465,008
Relative fair value of equity classified warrants	858,353
Beneficial conversion feature	2,676,639

Proceeds	$5,000,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the nine months ended February 28, 2019 and year ended May 31, 2018, the Company recognized approximately $69,000 and $-0- of interest expense related to the January 2019 Note.

Activity related to the June 2018 Note and the January 2019 Note is as follows:

	February 28, 2019
	Short term	Long term	Total	May 31, 2018
June 2018 Note	$2,100,000	$3,600,000	$5,700,000	—
Monthly redemption provision	2,100,000	(2,100,000)	—	—
Note amendment, net	—	111,410	111,410
Redemptions	—	(455,000)	(455,000)	—
January 2019 Note	—	69,006	69,006	—

Carrying value of Notes at February 28, 2019	$4,200,000	$1,225,416	$5,425,416	$—

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

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, May 31, 2018 and February 28, 2019:

	Shares Indexed	Derivative Liability
Inception date September 15, 2016	7,733,334	$5,179,200
Balance May 31, 2018	7,733,334	1,323,732
Balance February 28, 2019	7,733,334	$793,866

The Company recognized approximately $530,000 of non-cash gain and approximately $274,000 of non-cash loss, due to the changes in the fair value of the liability associated with such classified warrants during the nine months ended February 28, 2019 and February 28, 2018, respectively.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2018 and February 28, 2019, using the following assumptions:

	September 15, 2016	May 31, 2018	February 28, 2019
Fair value of underlying stock	$0.78	$0.49	$0.50
Risk free rate	1.20%	2.63%	2.51%
Expected term (in years)	5	3.3	2.54
Stock price volatility	106%	64%	60%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

As described in Note 4 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor.

The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of Novembert 15, 2015, January 30, 2019 and February 28, 2019:

	November 15,	November 30,	January 30,	February 28, 2019
	2018	2018	2019	June Note	January Note
Fair value of underlying stock	$0.57	$0.58	$0.49	$0.50	$0.50
Risk free rate	2.78%	2.78%	2.52%	2.54%	2.52%
Expected term (in years)	1.61	1.61	2	1.33	1.92
Stock price volatility	58.8%	58.8%	61%	61%	61.3%
Expected dividend yield	—	—	—	—	—
Discount factor	85%	85%	85%	85%	85%

The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and February 28, 2019:

		Derivative Liability
	Net Proceeds	Inception Date	February 28, 2019
Inception date June 2018 Note, November 15, 2018	$5,000,000	$1,284,988	$1,065,646
Inception date January 2019 Note, January 30, 2019	5,000,000	1,465,008	1,332,731

			$2,398,377

The Company recognized approximately $352,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision between the inception date and February 28, 2019.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at February 28, 2019, the CytoDyn Inc. 2012 Equity Incentive Plan, as amended (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. At the annual meeting of stockholders held on August 24, 2017, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock. As of February 28, 2019, the Company had 164,144 shares available for future stock-based grants under the 2012 Plan.

Stock Options

During the nine months ended February 28, 2019, the Company granted annual stock option awards to directors to purchase a total of 680,822 shares of common stock. The exercise price of the stock option awards is $0.49 per share, except for one stock option award covering 80,822 shares of common stock, which has an exercise price of $0.47 per share. These stock option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these stock options was $0.31 per share, except the stock option award covering 80,822 shares of common stock, which was $0.30 per share. These awards reflect an increase in the annual non-employee director stock option award from 75,000 to 100,000 shares per year, effective for fiscal year 2019.

During the nine months ended February 28, 2019, the Company granted a pro-rata stock option award to a director, covering 38,904 shares of common stock, which has an exercise price of $0.50 per share. This stock option award vests 13,904 shares on March 1, 2019 and 25,000 shares on June 1, 2019. The grant date fair value of this stock option award was $0.27 per share.

During the nine months ended February 28, 2019, the Company granted a stock option award covering 950,000 shares of common stock with an exercise price of $0.49 per share, to its Executive Chairman. This stock option award vests ratably over 24 months, has a ten-year term and a grant date fair value of $0.41 per share.

During the nine months ended February 28, 2019, the Company granted stock options, covering an aggregate of 875,000 shares of common stock, to executive management and employees with exercise prices of $0.49 per share. The stock option awards vest annually over three years, with a ten-year term and grant date fair values of $0.31 per share. Additionally, the Company granted a stock option covering an aggregate of 1,000,000 shares of common stock, to an officer with an exercise price of $0.565 per share. The stock option award vests 50% upon grant and 50% on April 8, 2019; it has a ten-year term and grant date fair value of $0.30 per share. The Company also granted stock options, covering an aggregate of 500,000 shares of common stock to certain directors with an exercise price of $0.565 per share. The stock option awards vest upon grant, have a ten-year term and grant date fair value of $0.30 per share.

During the nine months ended February 28, 2019, the Company granted a stock option award covering 350,000 shares of common stock with an exercise price of $0.551 per share to Dr. Richard G. Pestell, M.D., Ph.D., in connection with his employment agreement as Chief Medical Officer and the closing of the ProstaGene transaction described in Note 7. The stock option award vests annually over three years, with a ten-year term and grant date fair value of $0.30 per share.

During the nine months ended February 28, 2019, the Company granted a stock option award covering 400,000 shares of common stock with an exercise price of $0.48 per to the Company’s Chief Technology Officer, in connection with his employment agreement. The stock option award vests annually over three years, has a ten-year term and grant date fair value of $0.26 per share.

On January 4, 2019, in connection with the resignation of a director, the Company’s Board of Directors approved a motion to accelerate all outstanding unvested stock options held by the director, to vest immediately upon the effectiveness of his resignation and to retain the stock options’ exercise period through their respective expiration date. Stock options covering 1,145,834 shares of common stock were subject to acceleration. The other terms of the accelerated stock options remained otherwise unchanged. In addition, the expiration terms of certain other previously awarded stock options covering an aggregate of 150,000 shares common stock were extended from five years to 10 years. The other terms of the extended stock options remained otherwise unchanged.

Warrants

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

During the nine months ended February 28, 2019, in connection with a private equity offering, as fully described in Note 10, the Company issued common stock warrants covering a total of 23,487,585 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share. In connection with this offering, the Company also issued common stock warrants covering 4,446,917 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

During the nine months ended February 28, 2019, the Company issued compensable warrants covering an aggregate of 300,000 shares of common stock to consultants. The warrants have a five-year term, an exercise price of $0.56 per share and a grant date fair value of $0.30 per share. In addition the Company issued a warrant covering 500,000 shares of common stock to a director. The warrant has a ten-year term, an exercise price of $0.51 per share and a grant date fair value of $0.28 per share.

During the nine months ended February 28, 2019, in connection with the offering of 2019 Short-term Convertible Notes, as fully described in Note 4, the Company issued common stock warrants covering a total of 5,460,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.30 per share. In connection with this offering, the Company also issued common stock warrants covering 972,000 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

During the nine months ended February 28, 2019, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued common stock warrants covering a total of 5,364,240 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share. In connection with this offering, the Company also issued common stock warrants covering 965,563 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

During the nine months ended February 28, 2019, in connection with the issuance of the January 2019 Note, as fully described in Note 4, the Company issued a warrant covering a total of 5,000,000 shares of common stock to January investor. The warrant has a five-year term and an exercise price of $0.30 per share.

Compensation expense related to stock options, compensatory warrants and common stock reserved for advisory services for the three and nine months ended February 28, 2019 and February 28, 2018 was approximately $1.4 million and $0.6 million and approximately $2.9 million and $1.1 million, respectively. The grant date fair value of options and compensatory warrants vested during the three and nine month periods ended February 28, 2019 and February 28, 2018 was approximately $0.7 million and $0.8 million and $1.8 million $1.3, respectively. As of February 28, 2019, there was approximately $4.9 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 2.58 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2018	132,385,269	$0.80	3.78	$3,673

Granted	53,394,631	0.58	—	—
Exercised	—	—	—	—
Forfeited/expired/cancelled	(10,736,262)	0.82	—	—

Options and warrants outstanding - February 28, 2019	175,043,638	0.73	3.89	2,129,223

Outstanding exercisable - February 28, 2019	171,069,400	$0.74	3.75	$2,108,816

Note 7 – Acquisition of Patents and Intangibles

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140) drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 28, 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140) and formulations comprising leronlimab (PRO 140) out through at least 2031 and 2038, respectively, in various countries.

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

The following presents intangible assets activity:

	February 28, 2019	May 31, 2018
Gross carrying amounts	$3,500,000	$3,500,000
Intangible asset acquisition:
ProstaGene, LLC	15,126,216	—
Accumulated amortization	(2,674,855)	(1,968,846)

Total amortizable intangible assets, net	$15,951,361	$1,531,154

Patents currently not amortized	$—	$35,989

Carrying value of intangibles, net	$15,951,361	$1,567,143

Amortization expense related to intangible assets patents was approximately $502,000 and $87,500 and $742,000 and $265,000 for the three and nine months ended February 28, 2019 and 2018, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated, on average, to be approximately $1.6 million per year for the next five years.

Note 8 – License Agreements

The Company has a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues an annual license fee of £300,000 (approximately US$400,000 utilizing current exchange rates), which is payable annually in December, except for the December 2017 and 2018 payments, which were extended to March 15, 2018 and April 15, 2019, respectively. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2% of net sales, depending upon who serves as the manufacturer, when the Company commences their first commercial sale, which will continue as long as the license agreement is maintained.

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

The Company has entered into project work orders, as amended, for each of its clinical research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.3 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.2 million. During the year ended May 31, 2017, the Company entered into agreements with contract manufacturing companies. Under the terms of the agreements, the Company incurred approximately $2.1 million of execution fees for process validation and manufacturing activities, which have been utilized. In the event the Company were to terminate any of the agreements, it may incur certain financial penalties which would become payable to the manufacturers. Conditioned on the timing of termination, the financial penalties may range up to an approximate high of $0.3 million. From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 10 – Private Equity Offerings

During the nine months ended February 28, 2019, the Company conducted a private equity offering, in which accredited investors purchased unregistered common stock at $0.50 per share with warrant coverage rate of 50%. Pursuant to the offering, the Company sold a total of 46,975,170 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $23.5 million and issued to the investors five-year warrants covering 23,487,585 shares of common stock with an exercise price of $0.75 per share. In addition, the placement agent received warrants covering 4,446,917 shares of common stock (or 10% of total shares sold to investors) with a per share exercise price of $0.50, a five-year term and include a cashless exercise provision. The Company also paid a one-time non-accountable expense fee of $25,000 to the placement agent for its services in connection with the offering.

Note 11 – Registered Direct Equity Offerings

On June 15, 2018, the Company entered into subscription agreements with certain investors for the sale of 1,970,000 shares of common stock at a purchase price of $0.50 per shares in a registered direct offering (the “June Offering”), pursuant to a registration statement on Form S-3. The investors in the June Offering also received warrants to purchase 1,970,000 shares of common stock with an exercise price of $0.75 per share and a five-year term. The Company received net proceeds from the offering of approximately $0.9 million. In addition, the placement agent received warrants covering 133,600 shares of common stock (or 8% of total shares sold to investors) with a per share exercise price of $0.55, a five-year term and include a cashless exercise provision.

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

Between January 31, 2019 and February 13, 2019 the Company entered into subscription agreements with certain investors for the sale of 10,728,480 shares of common stock at a purchase price of $0.50 per share in a registered direct offering (the “2019 Offering), pursuant to a registration statement on Form S-3. The investors in the 2019 Offering also received warrants to purchase 5,364,240 shares of common stock with an exercise price of $0.50 per share and a five-year term. The Company received net proceeds from the offering of approximately $4.8 million. In addition, the placement agent received warrants covering 965,563 shares of common stock (or 9% of total shares sold to investors) with a per share exercise price of $0.50 and a five-year term and include a cashless exercise provision.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and nine months ended February 28, 2019 and 2018, the Company incurred an expense of approximately $18,600 and $49,600 and $30, 200 and $51,700, respectively, for qualified non-elective contributions.

Note 13 – Related Party Transactions

The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves all related party transactions. The below terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

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

On July 12, 2018, the Company announced certain leadership changes in connection with the strategic expansion and entry into certain cancer and immunologic indications. In connection with such leadership changes and effective July 11, 2018, Denis R. Burger, Ph.D. and A. Bruce Montgomery, M.D., resigned as members the Board of Directors. Dr. Burger also resigned as Chief Science Officer of the Company, which was not an executive officer position. On July 10, 2018, In connection with the resignations of Dr. Burger and Dr. Montgomery, the Board of Directors determined to accelerate the vesting of all outstanding and unvested stock options held by Dr. Burger and Dr. Montgomery. Upon the effectiveness of their resignations, stock options covering 500,000 shares 100,000 shares, held by Dr. Burger and Dr. Montgomery, respectively became fully vested. The stock options retained their exercise period through their respective expiration dates and the terms of the stock options remained otherwise unchanged.

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

On January 8, 2019, Argonne Trading LLC (“Argonne”), participated in the private placement of convertible promissory notes, as fully described in Note 4. Michael A. Klump, the manager of Argonne, is a director of the Company. Argonne purchased a convertible promissory note, bearing interest of 10% for $500,000 in aggregate principal and received a warrant covering 500,000 shares of common stock at an exercise price of $0.30 per share. The terms and conditions of the Argonne investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board of Directors.

On December 10, 2018, Anthony D. Caracciolo resigned as the Chairman of the Board of Directors, but remained a director and Scott A. Kelly, M.D., was named Chairman of the Board of Directors. On December 19, 2018, the Compensation Committee of the Board of Directors approved an amendment to certain compensation arrangements for Anthony D. Caracciolo, pursuant to which his employment with the Company would be extended through April 16, 2019, at a salary reduced from $16,667 to $5,000 per month, with continuing benefits. In addition, the Compensation Committee approved an extension to 10 years of the expiration terms of certain previously awarded stock options covering an aggregate of 150,000 shares of the Company’s common stock, provided that such stock options were out-of-the-money upon the date of such extension. These arrangements were conditioned upon Mr. Caracciolo’s agreement to resign from the Board of Directors upon identification by the Company of an appropriately qualified candidate to fill the vacancy. Mr. Caracciolo had agreed to the foregoing terms and his resignation was effective January 10, 2019. These arrangements were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Note 14 – Subsequent Events

On March 12, March 14 and April 2, 2019, the Company received redemption notices from the holder of the Company’s June 2018 Convertible Note, requesting redemptions of $150,000, $250,000 and $125,000, respectively, of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued, in the aggregate, 1,281,194 shares of common stock to the note holder in accordance with the terms of the convertible note. Following the redemptions, the outstanding balance of the convertible note, including accrued but unpaid interest, was approximately $5.3 million.

On March 20, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of the Rights, Preferences, Privileges and Restrictions (the “Certificate of Designation”) for Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). The Certificate of Designation was previously authorized by the Board of Directors and provides for the issuance of up to 5,000 shares of Series C Preferred Stock.

The Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, at the option of the holder, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Stated Value”).

In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be paid, prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Stated Value and the amount of any accrued and unpaid dividends. The holders of the Series C Preferred Stock will then receive distributions along with the holders of common stock on a pari passu basis according to the number of shares of common stock the Series C Preferred holders would be entitled if they converted their shares of Series C Preferred Stock at the time of such distribution.

If, at any time while the Series C Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction.

Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock.

Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights.

On March 20, 2019 the Company, issued in private placements to accredited investors an aggregate of 3,246 shares of its Series C Preferred Stock, together with warrants to purchase an aggregate of up to 3,895,200 shares of its common stock, with an initial exercise price of $0.50 per share, for aggregate gross proceeds to the Company of approximately $3.2 million. In connection with the private placement, the Company issued and sold to certain lead investors additional warrants to purchase an aggregate of up to 1,000,000 shares of Common Stock, on identical terms to the other warrants issued to investors. Pursuant to the subscription agreements entered into with each of the investors, the Company has agreed to use commercially reasonable efforts to prepare and file with the SEC within 120 days following the closing of the Series C Offering, but not later than August 31, 2019, a registration statement under the Securities Act of 1933, as amended, covering the resale of any common stock issuable to the investors upon the conversion of the Series C Preferred Stock and the exercise of their related warrants.

On March 29, 2019, the board of directors approved a stock option award covering 40,000 shares of common stock to an employee. The option has an exercise price of $0.48 per share and a five-year term.

On April 1, 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (together, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of the Company’s leronlimab (PRO140) drug substance. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases from Samsung pursuant to the Company’s forecasted requirements. The first forecast will be delivered to Samsung by March 31, 2020. The Company must provide Samsung with a rolling forecast on a quarterly basis setting forth the total quantity that it expects to require in the following years.

On April 5, 2019 the Company entered into subscription agreements with certain investors for the sale of 8,730,000 shares of common stock at a purchase price of $0.50 per share in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in the registered direct offering also received warrants to purchase 4,365,000 shares of common stock with an exercise price of $0.50 per share and a five-year term. The Company received net proceeds from the offering of approximately $4.0 million. In addition, the placement agent received warrants covering 785,700 shares of common stock (or 9% of total shares sold to investors) with a per share exercise price of $0.50 and a five-year term and include a cashless exercise provision.

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

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy

Currently, there are a total of six patients in this ongoing extension study and each has surpassed approximately 4.5 years of suppressed viral load with leronlimab (PRO 140) as a single agent therapy. These patients are continuing in extension studies of this monotherapy trial by self-administering, subcutaneous weekly injection of leronlimab.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

This is a pivotal 25-week trial for leronlimab as a combination therapy to a highly active antiretroviral therapy (“HAART”) drug regimens. This trial was a double blind, placebo controlled trial. In late February 2018, we reported that we had enrolled 52 patients and the trial’s primary endpoint was achieved with a p-value of 0.0032. The primary endpoint for efficacy was defined as 0.5log reduction in viral load after one week of therapy with leronlimab in combination with the patient’s failing HAART regimen. Following the achievement of primary endpoint, the trial is continuing to enroll under an open label for safety analysis. Forty-seven out of fifty-two patients have successfully completed this trial and most of the patients have transitioned into an extension study, as described below, in order to provide continued access to leronlimab therapy, at the request of their treating physician. Management projects that the total costs of this trial, including the open label portion, may range from $12 million to $14 million. The successful results of this trial will serve as the basis our Biologics License Application (“BLA”) filing, of which, the first of three sections was filed in March 2019.

Extension Study for HIV, as Combination Therapy

This study is designed for patients who successfully complete the Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy in order to maintain suppressed viral load. If this study enrolls 40 patients from the Phase 2b/3 trial and all patients remain in the rollover study for one year, management estimates the cost of this study to be approximately $3 million to $4 million.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy

This is a trial of over 370 patients that assesses using leronlimab subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. Enrollment of the first several patients was announced in December 2016. We are currently evaluating two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately

90% after the initial 10 weeks. The estimates for the total cost of this trial currently range from $22 million to $25 million, with an expected $8 million to $9 million remaining in connection with maintaining patients to provide safety data for the BLA filing. We expect enrollment to be completed in 2019. Subject to the continuation of a high responders’ rate from preliminary data from the 525 mg and 700 mg dose arms, this trial may be discontinued, if and when we successfully file a protocol for a pivotal Phase 3 trial for monotherapy and initiate such a trial.

Cancer and Immunological Applications for Leronlimab

We are continuing to explore opportunities for clinical applications for leronlimab involving the CCR5 receptor, other than HIV-related treatments, such as inflammatory conditions, autoimmune diseases and cancer.

The target of leronlimab is the important G protein coupled receptor CCR5. CCR5 is more than the pathway to HIV replication; it is also a crucial component of inflammatory responses and is a key mediator in many cancer metastasis. We believe this opens the potential for multiple pipeline opportunities for leronlimab. CCR5 is a protein located on the surface of white blood cells and cancer epithelial cells that serves as a receptor for attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation.

At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. We believe the mechanism of action of leronlimab has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. CCR5 is also expressed on the surface of epithelial cells in certain cancers. Some disease processes that we believe could benefit from CCR5 blockade include many types of common cancers, GvHD (a reaction occurring in some patients after bone marrow transplantation), autoimmunity and chronic inflammation, such as rheumatoid arthritis and psoriasis. Recent published data by Richard G. Pestell, M.D., Ph.D., our Chief Medical Officer, has shown that the cancer cells within the tumor consist of two types of cells-one with CCR5 and others without them. The published data clearly indicated that cancer cells that can metastasize express CCR5. Metastases are the cause of death in the vast majority of cancer patients. Moreover, Dr. Pestell’s prior publication indicates that CCR5 antagonists can turn off certain calcium signaling and reduce the migration of CCR5 positive cancer cells. Inhibition of CCR5 signaling blocks the guided migration and reduces the metastasis. Leronlimab has demonstrated (in an in-vitro study) that it also turns off calcium signaling and blocks breast cancer cellular invasion. Furthermore, published studies showed current chemotherapy induces CCR5, and CCR5 antagonists enhance the effectiveness of current chemotherapies, potentially allowing a reduction in chemotherapy, which may provide an improved quality of life for patients.

Dr. Pestell’s research has demonstrated three key properties of the CCR5’s Mechanism of Action (MOA). The first is that the CCR5 receptor on cancer cells was responsible for the migration and invasion of cells into the blood stream, which leads to metastasis of breast, prostate, and colon cancer. The second is that blocking the CCR5 also turns on anti-tumor fighting properties restoring immune function. The third key finding was that blockage of the CCR5/CCL5 interaction had a synergistic effect with chemotherapeutic therapy and controlled cancer progression. Chemotherapy traditionally increased expression of CCR5 so blocking it is expected to reduce the levels of invasion and metastasis.

Due to its mechanism of action, we believe leronlimab has significant advantages over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of T-cells. We have already reported encouraging human safety data for our clinical trials with leronlimab in HIV-infected patients.

We also previously initiated our first clinical trial with leronlimab in an immunological indication – a Phase 2 clinical trial with leronlimab for GvHD in patients with AML or MDS who are undergoing bone marrow stem cell transplantation. As noted below, enrollment under the amended protocol for the GvHD trial has been delayed subject to increased capital resources. In addition, we also intend to explore potential strategic partnerships with certain pharmaceutical companies, including for the development of follow-on technologies involving the use of leronlimab alongside their existing products.

The Company will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete its BLA submission, as well as to advance its trials for GvHD and certain cancer indications. See “Liquidity and Capital Resources” below.

Phase 1b/2 Trial for Triple-Negative Breast Cancer

We recently received clearance from the U.S. Food and Drug Administration (the “FDA”) for our IND submission to initiate a phase 1b/2 clinical trial for metastatic triple-negative breast cancer patients. We have identified five clinical trial sites and intend to dose its first several patients during the second quarter of calendar 2019. The change in circulating tumor cells (CTCs) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. Up to 48 patients are expected to be enrolled in this study.

Pre-clinical Studies for Multiple Cancer Indications

The Company recently announced that it was initiating eight pre-clinical studies with leronlimab for melanoma, pancreatic, breast, prostate colon, lung, liver and stomach cancers. An ongoing pre-clinical study conducted by the Company recently reported that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. Based upon these strong results, the Company filed for Orphan Drug Designation for its Phase 1b/2 triple negative breast cancer trial.

Phase 2 Trial for Graft-versus-Host Disease

This Phase 2 multi-center100-day study with 60 patients is designed to evaluate the feasibility of the use of leronlimab as an add-on therapy to standard graft-versus-host disease (“GvHD”) prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May of 2017. On October 5, 2017, the Company announced that the FDA had granted orphan drug designation to leronlimab (PRO 140) for the prevention of GvHD. In March 2018, we announced that the Independent Data Monitoring Committee (“IDMC”) for leronlimab (PRO 140) Phase 2 trial in GvHD had completed a planned interim analysis of trial data on the first 10 patients enrolled. Following this review of data from the first 10 patients in the Phase 2 trial, the Company filed amendments to the protocol with the FDA. The amendments included switching the pretreatment conditioning regimen from aggressive myeloablative (“MA”) conditioning to a reduced intensity conditioning (“RIC”), and switching from a blinded one-for-one randomized placebo-controlled design to an open-label design under which all enrollees receive leronlimab. The amendments also provide for a 100% increase in the dose of leronlimab, to 700 mg, to more closely mimic preclinical dosing. The next review of data by the IDMC will occur following enrollment of 10 patients under the amended protocol after each patient has been dosed for 30 days. Management estimates the cost of this trial to be approximately $3.5 to $4 million. Due to the necessary prioritization of limited capital, enrollment under the amended protocol has been delayed.

Licensing Opportunities

We are currently evaluating strategic opportunities with respect to the assets acquired in our November 2018 acquisition of ProstaGene, LLC (“ProstaGene”), including potential licensing or other opportunities to monetize intellectual property assets relating to prostate cancer diagnostics. As an integral part of the acquisition of ProstaGene, we acquired a proprietary technology that demonstrated in a retrospective clinical trial assessing patients for more than 10 years that its prostate cancer prognostic test (“PCa Test”) provides substantial additive discriminative value for predicting outcomes of patients diagnosed with prostate cancer compared to the intermediate Gleason score, the current standard for prostate cancer diagnosis. The clinical objective is to more precisely guide therapeutic options for men thereby avoiding unnecessary surgery (prostatectomy) and radiation and/or chemotherapy with its attendant side effects.

In addition, we continue to conduct exploratory discussions with third parties who have expressed an interest in a licensing arrangement for leronlimab for HIV indications; such proposed arrangements are country or region specific.

Results of Operations for the three months ended February 28, 2019 and 2018 are as follows:

For the three months ended February 28, 2019 and February 28, 2018, the Company had no activities that produced revenues from operations.

For the three months ended February 28, 2019, the Company incurred a net loss of approximately $12.6 million, as compared to a net loss of approximately $18.0 million for the similar period in 2018. The decrease in net loss of approximately $5.3 million related primarily to reduced research and development expenses of approximately $3.1 million and a reduction in interest expense of approximately $2.0 million, coupled with a non-cash benefit in the change in derivative liabilities of approximately $2.1 million. These favorable trends were offset in part by an increase in general and administrative expenses of approximately $1.4 million and amortization expenses of approximately $0.4 million. The loss per share for the quarters ended February 28, 2019 and February 28, 2018 was $(0.04) and $(0.10), which reflects a comparatively lower net loss combined with a substantial increase in common shares outstanding.

For the three months ended February 28, 2019 and February 28, 2018, operating expenses totaled approximately $12.9 million and $14.1 million, respectively, consisting of research and development, general and administrative expenses, and amortization and depreciation. The reduction in operating expenses of approximately $1.2 million, or 8.9%, was attributable to reductions in research and development expenses of approximately $3.1 million, offset in part by increased general and administrative expenses and amortization of approximately $1.4 million and $0.4 million, respectively. General and administrative expenses, which totaled approximately $3.3 million for the three months ended February 28, 2019, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $1.4 million, or 69%, for the three months ended February 28, 2019 was due to increased salaries and benefits for new employees, and increased stock-based compensation for acceleration of vesting and stock awards related to an employment agreement, coupled with increases in other administrative expenses. . The increase in amortization expense of approximately $0.4 million, or 465% was due to the increase in intangibles recognized with the acquisition of ProstaGene.

Research and development (“R&D”) expenses, which totaled approximately $9.0 million for the three months ended February 28, 2019, decreased approximately $3.1 million, or 25.3%, over the comparable 2018 quarter principally due to near completion of manufacturing-related expenses in connection with the preparation of our BLA filing. For the quarter ended February 28, 2019, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements for our BLA filing and leronlimab, (2) our pivotal Phase 2b/3 combination therapy trial and our investigative Phase 2b/3 monotherapy trial, and (3) continuing activities necessary to complete the BLA filing with the FDA.

We expect R&D expenses in future periods to level off modestly to reflect completion of manufacturing activities in connection with the CMC portion of our BLA filing in mid-2019, followed by a potential strategic advancement in clinical priorities for a pivotal monotherapy trial and evaluation of several cancer indications, all of which are subject to the availability of sufficient additional capital. Any acceleration in clinical activities would increase R&D expenses.

For the three months ended February 28, 2019, the Company recognized a non-cash benefit associated with the decrease in fair value of derivative liabilities of approximately $1.3 million, as compared to a non-cash charge of approximately $0.7 in the similar 2018 quarter. The three months ended February 28, 2019 also includes two incremental derivatives relating to newly issued long-term convertible notes (see Note 4 to the accompanying financial statements) that represent approximately $0.4 million and are not comparable to the same quarter in 2018. The warrants that contain a provision which gives rise to a derivative liability originated in September 2016. The two long-term convertible notes contain a provision for redemption at a variable price and originated in June 2018 and January 2019. For each reporting period, we determine the fair value of the derivative liabilities and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

Interest expense for the three months ended February 28, 2019 totaled approximately $1.1 million, as compared to approximately $3.1 million for the similar quarter in 2018. The components of interest expense include inducement interest related to convertible debt, accrued interest on convertible notes payable and amortization of debt discount and offering costs.

The future trends in all expenses will be driven, in large part, by the future outcomes of pre-clinical studies and clinical trials and their correlative effect on research and development expenses, as well as general and administrative expenses. The Company requires a significant amount of additional capital and its ability to continue to fund operations will continue to depend on its ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2018 and in our Form 10-Q for the quarterly period ended August 31, 2018 in the section titled “Risk Factors” in Part II, Item 1A.

Results of Operations for the nine months ended February 28, 2019 and 2018 are as follows:

For the nine months ended February 28, 2019 and February 28, 2018, the Company had no activities that produced revenues from operations.

For the nine months ended February 28, 2019, the Company incurred a net loss of approximately $41.3 million, as compared to $40.5 million for the similar period in 2018. The increase in net loss of approximately $0.8 million over the 2018 nine-month period was primarily attributable to a $7.3 million increase in operating expenses, offset in part by an approximate decrease in interest expense of $2.6 million, recognition of a $2.8 million deferred income tax benefit and comparative increase in a non-cash benefit of the change in derivative liability of approximately $1.2 million.

Operating expenses for the nine months ended February 28, 2019 increased by approximately $7.3 million over the comparable 2018 period, due to increased general and administrative expenses of approximately $2.9 million, increased R&D expenses of approximately $4.0 million and amortization expense of approximately $0.5 million. The credit for taxes on income arose from the recognition of a deferred income tax benefit from a reduction in the Company’s deferred tax valuation allowance resulting from recording a deferred tax liability of approximately $2.8 million in connection with the acquisition of assets in the ProstaGene LLC transaction. The deferred tax liability represents the tax effect of the difference in the carrying value of the assets and their tax basis at acquisition. The loss per share for the nine months ended February 28, 2019 and February 28, 2018 was $(0.16) and $(0.25), respectively, with the reduction in loss per share (despite a small increase in aggregate net loss) caused by a significant increase in the number of shares outstanding from the prior period.

For the nine months ended February 28, 2019 and February 28, 2018, operating expenses totaled approximately $42.0 million and $34.7 million, respectively, consisting of research and development, general and administrative expenses, and amortization and depreciation. The increase in operating expenses of approximately $7.3 million, or 21.7%, was attributable to increases in research and development expenses of approximately $4.0 million and an increase in general and administrative expenses of approximately $2.9 million and higher amortization of approximately $0.5 million.

General and administrative expenses, which totaled approximately $8.0 million for the nine months ended February 28, 2019, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $2.9 million, or 55.3%, for the nine months ended February 28, 2019 over the comparable period a year ago was primarily due to an increase in non-cash stock-based compensation expenses of approximately $1.8 million in connection with common stock issued related to an employment agreement, financial advisory services and employee stock option awards.

Research and development (“R&D”) expenses, which totaled approximately $33.3 million for the nine months ended February 28, 2019, increased approximately $4.0 million, or 13.6%, over the comparable 2018 period principally due to the completion of product manufacturing related to our BLA filing, and continuing clinical trial elated expenses. For the nine-month period ended February 28, 2019, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to satisfy regulatory compliance requirements for our BLA filing, (2) our pivotal Phase 2b/3 combination therapy trial and our investigative Phase 2b/3 monotherapy trial, and (3) continuing activities necessary to complete the BLA filing with the FDA.

We expect R&D expenses in future periods to level off modestly to reflect completion of manufacturing activities in connection with BLA filing mid-2019 followed by a potential strategic advancement in clinical priorities for a pivotal monotherapy trial and evaluation of several cancer indications, all of which are subject to the availability of sufficient additional capital. Any acceleration in clinical activities would increase R&D expenses.

For the nine months ended February 28, 2019, the Company recognized a non-cash benefit associated with the decrease in fair value of derivative liabilities of approximately $0.9 million, as compared to a non-cash charge of approximately $0.3 in the similar 2018 period. The warrants that contain a provision which gives rise to a derivative liability originated in September 2016. The two long-term convertible notes contain a provision for redemption at a variable price and originated in June 2018 and January 2019. For each reporting period, we determine the fair value of the derivative liabilities and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

Interest expense for the nine months ended February 28, 2019 totaled approximately $3.0 million, as compared to approximately $5.5 million for the similar period in 2018. The components of interest expense include a loss on extinguishment of a long-term convertible note, accrued interest on a convertible note, inducement interest related to warrant exercise and convertible debt, along with the amortization of debt discount and debt issuance. On November 15, 2018, as previously reported, the Company amended one long-term convertible note to include an additional feature which allows the holder to receive the redemption amount at the Company’s election (a) in cash or (b) by converting the redemption amount into shares of common stock. The amendment caused the embedded redemption provision to require bifurcation as a liability at fair value under ASC 815 (Accounting Standards Codification Derivatives and Hedging (Topic 815). In addition, management also considered the accounting for the amendment under the accounting guidance in ASC 470, Debt (Topic 470), and determined that the amendment was substantive and extinguishment accounting applied. Accordingly, the carrying value of the original debt on the modification date is derecognized and the new debt is recorded at fair value. The difference was recorded as an extinguishment loss of approximately $1.5 million.

The future trends in all expenses will be driven, in large part, by the future outcomes of clinical trials and their correlative effect on research and development expenses, as well as general and administrative expenses. The Company requires a significant amount of additional capital and its ability to continue to fund operations will continue to depend on its ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2018 and in our Form 10-Q for the quarterly period ended August 31, 2018 in the section titled “Risk Factors” in Part II, Item 1A.

Liquidity and Capital Resources

The Company’s cash position at February 28, 2019 increased approximately $0.4 million to approximately $1.6 million, as compared to a balance of approximately $1.2 million as of May 31, 2018. The net increase in cash for the nine months ended February 28, 2019 was attributable to net cash provided by financing activities of approximately $41.3 million, offset in part by cash used in operating activities of approximately $41.0 million.

As of February 28, 2019, the Company had significant negative working capital of approximately $17.8 million compared to negative working capital of approximately $13.4 million at May 31, 2018, an increase in negative working capital of approximately $4.4 million attributable primarily to cash used in operations.

Cash Flows

Net cash used in operating activities totaled approximately $41.0 million during the nine months ended February 28, 2019, which reflects an increase of approximately $18 million of net cash used in operating activities over the nine months ended February 28, 2018. The increase in net cash used in operating activities was due to an increase in net loss of approximately $0.8 million, increased stock based compensation of approximately $1.8 million, a non-cash loss on extinguishment of debt of approximately $1.5 million, decrease of approximately $1.2 million due to change in fair value of derivatives, increased amortization of approximately $0.5 million, mitigated in part by a net decrease in working capital components totaling approximately $12.9 million, and a reduction in interest expense of approximately $2.9 million and non-cash deferred tax benefit of approximately $2.8 million.

Net cash used in investing activities was immaterial during the nine months ended February 28, 2019, and there was no activity during the nine months ended February 28, 2018.

Net cash provided by financing activities of approximately $41.3 million during the nine months ended February 28, 2019, increased approximately $15.2 million over the $26.1 million of net cash provided by financing activities during the nine months ended February 28, 2018. The increase in net cash provided from financing activities was attributable to net proceeds from the sale of common stock and warrants of approximately $26.4 million, coupled with approximately $14.9 million in net proceeds from convertible notes payable.

Capital Requirements

We have not generated revenue to date, and will not generate product revenue in the foreseeable future, although revenues are anticipated to be realized following approval of the Company’s BLA. We expect to continue to incur significant operating losses as expenses continue as we proceed with clinical trials with respect to leronlimab and continue to advance it through the regulatory process towards ultimate approval, concurrent with evaluating multiple cancer indications. The future trends of all expenses will be driven, in large part, by the future outcomes of the clinical trials and their correlative effect on general and administrative expenses, along with the increasing activities to complete the remaining two portions of our BLA filing for leronlimab as a combination therapy and will require a significant amount of additional capital in the future to complete these endeavors.

Contract Manufacturing

Subsequent to quarter end, on April 1, 2019, we entered into a Master Services Agreement and Product Specific Agreement with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. Under the terms of the Agreement, we are obligated to make specified minimum purchases of leronlimab from Samsung pursuant to our forecasted requirements. The first forecast will be delivered to Samsung by March 31, 2020. We must provide Samsung with a rolling forecast on a quarterly basis setting forth the total quantity that it expects to require in the following years. We estimate that initial ramp-up costs to manufacture commercial product at scale could aggregate approximately $60 million, with approximately $30 million payable over the course of calendar 2020 and approximately $30 million more payable in the first quarter of 2021. Thereafter, we will pay Samsung per 15,000L batch according to the pricing terms specified in the agreement.

The agreement with Samsung has an initial term ending in December 2027 and shall be automatically extended for additional two year periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the agreement in the event of the other party’s insolvency or uncured material breach, and we may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

In addition to our manufacturing agreement with Samsung, we also have previously entered into an arrangement with another third party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that we terminate the agreement with this manufacturer, we may incur certain financial penalties which would become payable to the manufacturer. Conditioned on the timing of termination, the financial penalties may range up to an approximate high of $0.3 million. These undertakings are anticipated to require approximately $5 million of additional capital over the next several fiscal quarters, including the estimated costs to fill, label, and package product into the final commercial package for commercial sale.

Management believes that two contract manufacturers may best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. Management will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.

Contract Research

We have entered into project work orders for each of our clinical trials with our contract research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, we have prepaid certain execution fees for direct services costs. In connection with our clinical trials, we have entered into separate project work orders for each trial with our CRO. In the event that we terminate any trial, we may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.3 million. In the remote circumstance that we terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.2 million.

Licensing

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

As of the date of this filing, while we have completed and filed the first of three portions of our BLA, it remains uncertain as to when the remaining two portions will be filed and when the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

Going Concern

As reported in the accompanying consolidated financial statements, for the nine months ended February 28, 2019 and February 28, 2018, we incurred net losses of approximately $41.3 million and $40.5 million, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception.

We currently require and will continue to require a significant amount of additional capital to fund operations, pay our accounts payables, and our ability to continue as a going concern is dependent upon our ability to raise such additional capital, commercialize our product and achieve profitability. If we are not able to raise such additional capital on a timely basis or on favorable terms, we may need to scale back our operations or slow down or cease certain clinical trials or manufacturing activities, which could materially delay the timeframe to BLA submission. Our failure to raise additional capital could also affect our relationships with key vendors, disrupting our ability to timely execute our business plan. In extreme cases, we could be forced to file for bankruptcy protection, discontinue our operations or liquidate our assets.

Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance our future operating activities and our working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional financing sources. As of the date of this filing, we have approximately 70 million shares of common stock authorized and available for issuance under our certificate of incorporation, as amended, and approximately $153.2 million available for future registered offerings of securities under our universal shelf registration statement on Form S-3, which was declared effective on March 9, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of February 28, 2019, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 28, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2019.

Internal Control Over Financial Reporting

No changes occurred during the quarter ended February 28, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On February 1, 2019, the Securities and Exchange Commission entered a final settlement order regarding certain administrative charges stemming from alleged violations of federal securities laws pertaining to the disclosure of material weaknesses in our Internal Controls over Financial Reporting (“ICFR”) during the period from 2008 to 2016. The settlement was upon the terms previously reported in our Form 10-K for the fiscal year ended May 31, 2018. The settlement order noted that we had remediated our material weaknesses and determined that ICFR was effective as of May 31, 2017. Entry of the settlement order brought formal closure of the settlement previously negotiated with the Securities and Exchange Commission.

Other than the foregoing, we are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2019, the Company issued an unsecured convertible promissory note in the principal amount of $250,000 and related warrants to purchase common stock of the Company in a private placement to an accredited investor, pursuant to a subscription agreement entered into with the investor, in exchange for cash in an equal amount. In connection with the offering the placement agent received a warrant covering 50,000 shares of common stock. The warrant has a five year term, an exercise of $0.50 per share and has a cashless exercise provision. The terms of the private placement and of the notes and warrants were identical to those in the private placement that occurred on December 28, 2018, as described in Form 8-K filed with the Securities and Exchange Commission on January 3, 2019.

In addition, from February 4, 2019 through April 2, 2019, the Company received six redemption notices from the holder of the Company’s convertible note issued on June 26, 2018 requesting redemptions in the aggregate amount of $880,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued 2,149,303 shares of Common Stock to the note holder in accordance with the terms of the convertible note. Following the redemptions, the outstanding balance of the convertible note, including accrued but unpaid interest, was approximately $5.3 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

3.1	Certificate of Designation, Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

4.1	Form of Convertible Promissory Note (December 2018 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

4.2	Convertible Promissory Note by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2019).

4.3	Convertible Promissory Note Warrant Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

4.4	Form of Warrant to Purchase Common Stock (December 2018 Offering) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

4.5	Form of Warrant Agreement (January/February 2019 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

4.6	Form of Series C Warrant Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

10.1*	Employment Agreement by and between CytoDyn Inc. and Dr. Nitya G. Ray, dated December 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 26, 2018).

10.2	Form of Subscription Agreement (December 2018 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

10.3	Securities Purchase Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2019).

10.4	Security Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 30, 2019).

10.5	Form of Subscription Agreement (January/February 2019 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

10.6	Placement Agent Agreement (January/February 2019 Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

10.7	Form of Subscription Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

31.1**	Rule 13a-14(a) Certification by CEO of Registrant.

31.2**	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1**	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: April 9, 2019	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 9, 2019	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary