Form 10-K
period 2019-05-31
CytoDyn Inc.
filed 2019-08-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49908

CYTODYN INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1887078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Main Street, Suite 660 Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (360) 980-8524

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $144,497,302 as of November 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 30, 2019, the registrant had 364,748,563 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2019

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict, including our clinical focus and our current and proposed trials. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance and actual results could differ materially from those contained in or expressed by such statements. In evaluating all such statements we urge you to specifically consider various risk factors identified in this annual report, including the matters set forth under the heading “Risk Factors,” any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information on current business plans. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: (i) the sufficiency of our cash position and our ongoing ability to raise additional capital to fund our operations, (ii) our ability to complete the filing of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”) for leronlimab (PRO 140), as a combination therapy for the Human Immunodeficiency Virus (“HIV”), (iii) our ability to meet our debt obligations, if any, (iv) our ability to identify patients to enroll in our clinical trials in a timely fashion, (v) our ability to achieve approval of a marketable product, (vi) design, implementation and conduct of clinical trials, (vii) the results of our clinical trials, including the possibility of unfavorable clinical trial results for any clinical indication, (viii) the market for, and marketability of, any product that is approved, (ix) our ability to enter into partnership or licensing arrangements with third parties, (x) the existence or development of vaccines, drugs, or other treatments for infection with HIV that are viewed by medical professionals or patients as superior to our products, (xi) regulatory initiatives, compliance with governmental regulations and the regulatory approval process, (xii) general economic and business conditions, (xiii) changes in foreign, political, and social conditions, (xiv) the specific risk factors discussed under the heading “Risk Factors” below, and (xv) various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements.

We intend that all forward-looking statements made in this annual report on Form 10-K will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

We are a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (PRO 140), a CCR5 antagonist to treat HIV infection, with the potential for multiple therapeutic indications. In November 2018, the United States Adopted Names Council adopted “leronlimab” as the official nonproprietary name for PRO 140. The names leronlimab and PRO 140 will be used interchangeably throughout this annual report.

Our current business strategy is to prioritize the completion our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients, to advance our Phase 1b/2 clinical trial metastatic breast cancer, to continue our Phase 2 trial for graft-versus-host disease (“GvHD”), to finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and concurrently to explore other cancer and immunologic indications for leronlimab.

Overview

Leronlimab as a CCR5 Antagonist

We are focused on developing leronlimab, a monoclonal antibody C - C chemokine receptor type 5 (“CCR5”) receptor antagonist, to be used as a platform drug for a variety of indications. The target of leronlimab is the immunologic receptor CCR5. The CCR5 receptor is a protein located on the surface of a variety of cells including white blood cells and cancer cells. On white blood cells, it serves as a receptor for chemical attractants called chemokines. The CCR5 receptor is also the co-receptor needed for certain strains of HIV to infect healthy T-cells. Recent research has identified the CCR5 receptor as an important target for many disease processes including cancer metastasis and certain immunological conditions. Leronlimab is a unique humanized monoclonal antibody. Leronlimab prevents certain strains of HIV from using the CCR5 receptor as an entry gateway for healthy cells. Pre-clinical research has also shown that leronlimab blocks calcium channel signaling of the CCR5 receptor when present on the cancer cell surface. Calcium channel signaling of the CCR5 receptor is a crucial component to the spread of metastatic cancer.

Due to its selectivity and target-specific mechanism of action, leronlimab appears to allow chemokine binding (CCL3, CCL4) at therapeutic doses and appears not to be an agonist of the CCR5 receptor (i.e., it does not appear to activate the immune function of the receptor). This apparent target specificity differentiates leronlimab from other CCR5 antagonists. Other potential advantages of leronlimab include longer half-life and less frequent dosing requirements.

The CCR5 receptor has been identified as a target in HIV, GvHD, NASH, cancer metastasis, transplantation medicine, multiple sclerosis, traumatic brain injury, stroke recovery, and a variety of inflammatory conditions. As we progress in evaluating leronlimab via a pathways approach, we see an opportunity to build a broad pipeline of indications through label expansion following initial approval for multi-drug resistant HIV.

The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. We acquired the asset from Progenics in October 2012, as described in “PRO 140 Acquisition and Licensing Arrangements” below, and filed the non-clinical portion of our BLA on March 18, 2019. The non-clinical portion constitutes the first of three sections of the BLA, and we are progressing forward with the preparation and submission of the clinical and Chemistry, Manufacturing, and Controls (“CMC”) portions.

Leronlimab and Human Immunodeficiency Virus (“HIV”)

We believe the leronlimab antibody shows promise as a powerful anti-viral agent with the advantage of fewer side effects, lower toxicity and less frequent dosing requirements, as compared to daily drug therapies currently in use for the treatment of HIV. The leronlimab antibody belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells. Leronlimab blocks HIV from entering a cell by binding to a molecule called CCR5, a normal cell surface receptor protein to which certain strains of HIV, referred to as “R5” strains, attach as part of HIV’s entry into a cell.

Leronlimab does not appear to affect the normal function of the CCR5 co-receptor for HIV. Instead, leronlimab binds to a precise site on CCR5 that R5 strains of HIV use to enter the cell and, in doing so, inhibits the ability of these strains of HIV to infect the cell without appearing to affect the cell’s normal function. The R5 strains of HIV currently represent approximately 67% of all HIV infections in the United States. As a result, we believe leronlimab represents a distinct class of CCR5 inhibitors with advantageous virological and immunological properties and may provide a unique tool to treat HIV infected patients.

We believe leronlimab is uniquely positioned to address a growing HIV market, as an alternative, or in addition to current therapies, which are failing primarily due to patient non-compliance, which causes drug resistance. Several factors give rise to patient non-compliance issues, such as toxicity and side effects, coupled with the need for a strict regimen of daily dosing. In eight clinical trials previously conducted, leronlimab was generally well tolerated, and no drug-related serious adverse events (“SAEs”), or dose-proportional adverse events (“AEs”), were reported. In addition, there were no dose-limiting toxicities or patterns of drug-related toxicities observed during these trials. The results of these studies established that leronlimab’s antiviral activity was potent, rapid, prolonged, dose-dependent, and statistically significant following a single dose. Because leronlimab’s mechanism of action (for a monoclonal antibody use in HIV) is a relatively new therapeutic approach, it provides a very useful method of suppressing the virus in treatment-experienced patients who have failed a prior HIV regimen and need new treatment options. Leronlimab, as a single agent therapy, has also demonstrated that it could potentially replace highly active antiretroviral therapy (“HAART”) altogether for a subpopulation of R5 patients who have suppressed viral load with HAART, but who are seeking an alternative treatment that affords the patient an improved quality of life, with the advantages of fewer side effects, lower toxicity and less frequent dosing requirements.

To date, leronlimab has been tested and administered to patients predominantly as a subcutaneous injection. We believe that if leronlimab is approved by the FDA for use as an injectable for HIV, it may be an attractive and marketable therapeutic option for patients, particularly in the following scenarios:

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

Clinical trials for leronlimab have demonstrated potent antiretroviral activity (as compared to existing treatments) and no drug-related SAEs or dose-proportional AEs. Consequently, we believe that leronlimab has the potential to be the first long-acting (weekly or every other week), self-administered HIV therapy. Leronlimab appears to inhibit CCR5-tropic HIV while preserving CCR5’s natural function. As a result, we believe leronlimab represents a distinct class of CCR5 inhibitors with unique virological and immunological properties and may provide another distinct tool to treat HIV-infected patients.

Our ongoing HIV-related clinical trials, as summarized below, have been designed to demonstrate the proof of concept that leronlimab monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose a week through a self-injection. Once the viral load is undetectable, weekly administration of leronlimab can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period of time (currently shown to be in excess of four and a half years). Based on the preliminary results of such studies, we believe that a leronlimab treatment option could also address the unmet medical need for therapy options for certain HIV-infected patients with uncontrolled viral load, despite conventional HAART treatments. Accordingly, we recently submitted to the FDA a pivotal Phase 3 trial protocol for leronlimab as monotherapy.

Importantly and in parallel with the submission of our pivotal trial protocol for monotherapy, we recently announced the completion of the development of a receptor occupancy test to measure the expression of CCR5 in HIV and tumor cells that are occupied by leronlimab. Development of this test could more precisely guide us in identification of HIV patients at screening for monotherapy, thereby potentially improving therapeutic success, along with further identifying cancer-patient candidates who have a form of cancer that CCR5 is over expressed. Subsequently, we entered into an exclusive worldwide licensing agreement with IncellDX to sell non-commercial grade quantities of PA-14 or PRO 140 for use in the development and commercialization of immunoassays for quantitative measurement of CCR5 levels on human cells.

Leronlimab and Cancer

Research indicates that the CCR5 receptor is the “GPS” system of a cancer cell that promotes metastatic disease. Pre-clinical studies have shown that leronlimab blocks the calcium channel signaling of the CCR5 receptor and has the potential to disable the GPS system. CCR5 inhibition may disrupt signaling and ultimately the spread of CCR5+ Circulating Tumor Cells (“CTCs”). Current therapies are directed to the primary tumor, rather than the movement or spread of cancer in the bloodstream. Metastatic disease, not the primary tumor, is the cause of death in the vast majority of cancer patients.

Research has shown that a majority of sampled patients in certain studies had increased CCR5 expression in their breast cancer. Increased CCR5 expression is an indicator of disease status in several cancers. Research has shown three key properties of the CCR5’s mechanism of action (“MOA”) in cancer. The first is that the CCR5 receptor on cancer cells was responsible for the migration and invasion of cells into the bloodstream, which leads to metastasis of breast, prostate, and colon cancer. The second is that blocking the CCR5 receptor also turns on anti-tumor fighting properties restoring immune function. The third key finding was that blockage of the CCR5/CCL5 interaction had a synergistic effect with chemotherapeutic therapy and controlled cancer progression. Chemotherapy traditionally increased expression of CCR5 so blocking it is expected to reduce the levels of invasion and metastasis.

In late November 2018, we received FDA approval of our Investigational New Drug application (“IND”) submission and subsequently initiated a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer (“mTNBC”) patients. We have since announced that we will begin multiple pre-clinical studies on melanoma cancer, pancreatic, breast, prostate, colon, lung, liver, and stomach cancer. Pending the results of such studies, we could eventually advance multiple Phase 2 clinical trials with leronlimab in the cancer arena. We have reported that our pre-clinical research with leronlimab was able to reduce by more than 98% the incidence of human breast cancer metastasis in a mouse xenograft model for cancer through six weeks with leronlimab. The temporal equivalency of the murine 6 weeks study may be up to 6 years in humans. In May 2019, the FDA granted Fast Track Designation for leronlimab (PRO 140) for use in combination with carboplatin for the treatment of patients with CCR5-positive mTNBC.

Leronlimab and Immunological Applications

We are continuing to explore opportunities for clinical applications for leronlimab involving the CCR5 receptor, other than HIV-related treatments, such as inflammatory conditions, autoimmune diseases and cancer.

The target of leronlimab is the immunologic receptor CCR5. We believe that the CCR5 receptor is more than the door for HIV to enter T-cells: it is also a crucial component in inflammatory responses. This could open the potential for multiple pipeline opportunities for leronlimab.

The CCR5 receptor is a protein located on the surface of white blood cells that serves as a receptor for chemical attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation. At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. The mechanism of action of PRO 140 has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. Some disease processes that could benefit from CCR5 blockade include transplantation rejection, autoimmunity and chronic inflammation such as rheumatoid arthritis and psoriasis.

Due to leronlimab’s MOA, we believe leronlimab may have significant advantages in terms of reduced side effects over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of T-cells. We have already reported encouraging human safety data for our clinical trials with leronlimab in HIV-infected patients.

We have initiated our first clinical trial with leronlimab in an immunological indication – a Phase 2 clinical trial with leronlimab for GvHD in reduced intensity conditioning (“RIC”) patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) who are undergoing bone marrow stem cell transplantation. GvHD represents an unmet medical need, with patients who contract GvHD during stem cell transplant having a significantly decreased 1-year survival rate with relapsed GvHD as the leading cause of death. Our pre-clinical study in GvHD has been published in the peer-reviewed journal Biology of Blood and Marrow Transplantation. The FDA has granted orphan drug designation to leronlimab for the prevention of acute GvHD.

GvHD is a risk when patients receive bone marrow stem cells donated from another person. GvHD is a serious complication that limits the use of Bone Marrow Stem Cell (“BMSC”) transplantation in patients with blood cancers. GvHD occurs when the donor’s immune cells attack the patient’s normal tissues (skin, liver, gut). GvHD can be acute or chronic. Its severity depends on the differences in tissue type between patient and donor. Acute GvHD can occur soon after the transplanted cells begin to appear in the recipient and can range from mild to severe and can be life-threatening.

The CCR5 receptor, the target for leronlimab, appears to be an important mediator of GvHD, especially in the organ damage that is the usual cause of death. We believe that the CCR5 receptor on engrafted cells is critical for the development of acute GvHD and by blocking this receptor from recognizing certain immune signaling molecules could be a viable approach to mitigating acute GvHD. The potential of leronlimab to prevent this life-threatening condition could help extend the use of BMSC transplantation to effectively treat more patients.

We are also exploring the ability of leronlimab to prevent the progression of Non-Alcoholic Fatty Liver Disease (“NAFLD”) into Non-Alcoholic Steatohepatitis (“NASH”). NAFLD is an inflammatory disease caused by the build-up of fat in hepatocytes (steatosis). In severe cases, NAFLD progresses into NASH. It is estimated that 30% to 40% of adults in the United States have NAFLD, while 3% to 12% of adults in the United States have NASH. If left untreated, NASH may progress to hepatocellular carcinoma and is expected to become the leading cause of liver transplantation by 2020.

We continue to expand the clinical focus with leronlimab to include the evaluation in certain cancer and immunological indications where CCR5 antagonism has shown initial promise.

Prostate Diagnostic Test—PCa Test

An important asset in development that we acquired from ProstaGene, LLC (“ProstaGene”) is the Prostate Diagnostic Test (the “PCa Test”). This test, developed by a leading oncologist, is intended to determine outcomes of patients diagnosed with prostate cancer compared to the Gleason score, the current standard test for prostate cancer diagnosis. It leverages technology using an artificial intelligence approach based on gene signatures. The PCa Test employs 16 gene biomarker signatures for prognostication and therapeutic substratification of prostate cancer using sophisticated proprietary artificial intelligence algorithms.

Prostate cancer is the most commonly diagnosed cancer in men, except for non-melanoma skin cancer. About one in nine men in the United States will be diagnosed with prostate cancer during their lifetimes. It is believed to be the second leading cause of cancer death among men in the United States. Worldwide, it is estimated that there are well over 1 million new cases of prostate cancer and 366,000 prostate cancer deaths annually.

The current standard of care for treating prostate cancer is based upon the Gleason score. Patients with prostate cancer with a low Gleason score are observed, while those with higher Gleason scores typically undergo radical prostatectomy. The PCa Test potentially provides a “second opinion” and therefore could provide valuable guidance to assist physicians and patients to make more educated and informed decision regarding appropriate treatments. Our plan for the PCa Test is to successfully advance its development to obtain a Section 510(k) clearance from the FDA for commercial use or to out-license the proprietary technology to a third party.

Current Clinical Trials

We will require a significant amount of additional capital to complete the preparation and submission of the remaining two sections of our BLA filing and to complete our clinical trial programs for leronlimab. See “Liquidity and Capital Resources” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

To facilitate our clinical research plans and trials, we have previously engaged Amarex Clinical Research, LLC (“Amarex”), as our principal contract research organization (“CRO”), to provide comprehensive regulatory and clinical trial management services.

Leronlimab is currently being studied in the following clinical trials:

Phase 2b Extension Study for HIV, as Monotherapy. Currently, there are four patients in this ongoing extension study and each has surpassed four and one-half years of suppressed viral load with PRO 140 as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.

Rollover Study for HIV as Combination Therapy. This study is designed for patients who successfully completed the pivotal Phase 2b/3 Combination Therapy trial (which met its primary endpoint and serves as the basis for our current BLA filing) and for whom the treating physicians request a continuation of leronlimab therapy in order to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy. Enrollment for this trial is now closed after reaching 500 patients. This trial assesses using leronlimab subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. We completed the evaluation two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial has also been used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we recently filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, this Phase2b/3 investigative trial will likely be discontinued.

Phase 1b/2 Trial for Triple-Negative Breast Cancer. We recently received clearance from the FDA for our IND submission to initiate a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer patients. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. We have identified five clinical trial sites and expect to dose the first patients during the third quarter of calendar 2019. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. Up to 48 patients are expected to be enrolled in this study. First patient dosing is expected in the third quarter of calendar 2019.

Phase 2 Trial for Graft-versus-Host Disease. This Phase 2 multi-center100-day study with 60 patients is designed to evaluate the feasibility of the use of leronlimab as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with AML or MDS undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May of 2017. On October 5, 2017, we announced that the FDA had granted orphan drug designation to leronlimab (PRO 140) for the prevention of GvHD. In March 2018, we announced that the Independent Data Monitoring Committee (“IDMC”) for leronlimab (PRO 140) Phase 2 trial in GvHD had completed a planned interim analysis of trial data on the first 10 patients enrolled. Following this review of data from the first 10 patients in the Phase 2 trial, we filed amendments to the protocol with the FDA. The amendments included switching the pretreatment conditioning regimen from aggressive myeloablative (“MA”)

conditioning to a reduced intensity conditioning (“RIC”), and switching from a blinded one-for-one randomized placebo-controlled design to an open-label design under which all enrollees receive leronlimab. The amendments also provide for a 100% increase in the dose of leronlimab, to 700 mg, to more closely mimic pre-clinical dosing. The next review of data by the IDMC will occur following enrollment of 10 patients under the amended protocol after each patient has been dosed for 30 days. Due to the necessary prioritization of limited capital, enrollment under the amended protocol has been temporarily delayed.

Other Product Candidates

Except as otherwise disclosed above, until certain clinical trials for leronlimab have advanced further and the remaining two section of our BLA filing are submitted, we do not plan to devote material resources towards the development, research, testing, approval or commercialization of other product candidates.

PRO 140 Acquisition and Licensing Arrangements

We originally acquired PRO 140, as well as certain other related assets, including the existing inventory of PRO 140 bulk drug substance, intellectual property, and FDA regulatory filings, pursuant to an Asset Purchase Agreement, dated as of July 25, 2012 and effective October 16, 2012 (the “Progenics Purchase Agreement”), between CytoDyn and Progenics. Pursuant to the Progenics Purchase Agreement, we are required to pay Progenics a remaining milestone payment and royalties as follows: (i) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140; and (ii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. To the extent that such remaining milestone payment and royalties are not timely made, under the terms of the Progenics Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to us thereunder.

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

Effective July 29, 2015, we entered into a License Agreement (the “Lonza Agreement”) with Lonza Sales AG (“Lonza”) covering Lonza’s “system know-how” technology with respect to our use of proprietary cell lines to manufacture new PRO 140 material. The Lonza Agreement provides for an annual license fee and future royalty payments, both of which varies based on whether Lonza, or we or our strategic partner manufactures PRO 140. We currently use an independent party as a contract manufacturer for PRO 140. Therefore, if this arrangement continues, an annual license fee of £300,000 (approximately US$365,000 given current exchange rate) would continue to apply, as well as a royalty, up to 2% of the net selling price upon commercialization of PRO 140, excluding value added taxes and similar amounts.

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

Generally, patents issued in the U.S. are effective for either (i) 20 years from the earliest asserted filing date, if the application was filed on or after June 8, 1995, or (ii) the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date, if the application was filed prior to that date. A U.S. patent, to be selected by us upon receipt of FDA regulatory approval, may be subject to up to a five-year patent term extension in certain instances. While the duration of foreign patents varies in accordance with the provisions of applicable local law, most countries provide for a patent term of 20 years measured from the application filing date and some may also allow for patent term extension to compensate for regulatory approval delay. We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. We currently anticipate that, absent patent term extension, patent protection relating to the PRO 140 antibody itself will start to expire in 2023, certain methods of using PRO 140 for treatment of HIV-1 will start to expire in 2026, certain formulations comprising PRO 140 will start to expire in 2031, and certain methods of using small-molecule CCR5 antagonists for treatment of cancer metastasis will start to expire in 2032.

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

Information with respect to our current patent portfolio as of June 28, 2019, is set forth below.

	Number of Patents		Expiration Dates(1)	Number of Patent Applications
	U.S.	International		U.S.	International
PRO 140 product candidate(2)	8	35	2018-2032	12	26
Prostate cancer diagnostics				2
Methods involving treatment of cancer metastasis and anti-CCR5 agents	1	3	2032-2033	3	12
Mouse model				1	1

(1)	Patent term extensions and pending patent applications may extend periods of patent protection.
(2)	PRO 140 patents and applications relate to HIV-1, GvHD, immunomodulation and cancer treatments.

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

Government Regulation

Regulation of Health Care Industry

The health care industry is highly regulated, and state and federal health care laws and regulations are applicable to certain aspects of our business. For example, there are federal and state health care laws and regulations that apply to the business relationships between health care providers and suppliers, the privacy and security of health information and the conduct of clinical research.

Regulation of Products

The design, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products is regulated by numerous third parties, including the FDA, foreign governments, independent standards auditors and our customers.

In the United States, biological products and medical devices, including diagnostic products, have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling, import, export and safety reporting. The exercise of broad regulatory powers by the FDA through its and its Center for Biological Evaluation and Research and its Center for Devices and Radiological Health continues to result in increases in the amounts of testing and documentation for FDA clearance of current and new biologic products and medical devices. The FDA can ban certain products; detain or seize adulterated or misbranded products; order repair, replacement or refund of these products; and require notification of health professionals and others with regard to products that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Federal Food, Drug, and Cosmetic Act, as amended, or the Public Health Service Act pertaining to certain products or initiate action for criminal prosecution of such violations.

The lengthy process of seeking approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Failure to comply with applicable regulations can result in refusal by the FDA to approve product license applications. The FDA also has the authority to revoke previously granted product approvals.

Pharmaceutical products such as leronlimab (PRO 140) may not be commercially marketed without prior approval from the FDA and comparable agencies in foreign countries. In the United States, the process for obtaining FDA approval for products like leronlimab (PRO 140) typically includes pre-clinical studies, the filing of an IND, human clinical trials and filing and approval of either a New Drug Application (“NDA”), for chemical pharmaceutical products, or a BLA for biological pharmaceutical products, such as leronlimab (PRO 140). The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent institutional review board (“IRB”), for approval. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials, during which time the FDA has an opportunity to review the IND and raise concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, they must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the FDA, an IRB or we may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Our non-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice (“GLP”), and Good Clinical Practice (“GCP”), requirements, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the National Institutes of Health (“NIH”).

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

Among the conditions for an NDA or BLA approval is the requirement that the manufacturing operations conform on an ongoing basis with current Good Manufacturing Practices (“cGMPs”). In complying with cGMPs, we must expend time, money and effort in the areas of training, production and quality control within our own organization and at our contract manufacturing laboratories. A successful inspection of the manufacturing facility by the FDA is a prerequisite for final approval of a biological product like leronlimab (PRO140). Following approval of the NDA or BLA, we and our third-party manufacturers remain subject to periodic inspections by the FDA. We also face similar inspections coordinated by the European Medicines Agency by inspectors from particular European Union (“EU”) member countries that conduct inspections on behalf of the EU and from other foreign regulatory authorities. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could materially adversely affect our business.

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

Registrational Clinical Trials Process

Described below is the traditional registrational drug development track. Our current business strategy is to focus on completing our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients, advance our Phase 1b/2 clinical trial metastatic breast cancer, continue our Phase 2 trial for GvHD, finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and to concurrently explore other cancer and immunologic indications for leronlimab.

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

Phase 3

Phase 3 studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually involve significantly larger groups of patients, and considerable additional expense. We were required to pay significant fees to third parties upon the first patient dosing in a Phase 3 trial of leronlimab, and we may be required to make additional fee payments to third parties upon the completion of additional milestones. See the discussion under the subheading “PRO 140 Acquisition and Licensing Arrangements” above.

Competition

The pharmaceutical, biotechnology and diagnostic industries are characterized by rapidly evolving technology and intense competition. Our development efforts may compete with more established biotechnology companies that have significantly greater financial and managerial resources than we do.

Advancing leronlimab to commercialization is our highest priority. Leronlimab blocks a cell receptor called CCR5, which is the entry point for most strains of HIV virus. Pfizer’s Maraviroc (Selzentry®) is the only currently approved CCR5 blocking agent. Maraviroc, like all other HIV approved drugs, must be taken daily and is believed to have side effects and toxicity. For these reasons, we believe that our lead product, leronlimab, a monoclonal antibody, may prove to be useful in patients that cannot tolerate existing HIV therapies or desire a respite from those therapies. Nonetheless, manufacturers of current therapies, such as Pfizer, Gilead Sciences, Merck, Bristol-Myers Squibb and ViiV Healthcare, are very large, multi-national corporations with significant resources. We expect that these companies will compete fiercely to defend and expand their market share.

To construct a HAART regimen, three drugs from two classes of drugs are typically needed. Currently there are only five different classes of drugs from which four are primarily used to construct a HAART regimen. Each of these four classes of drugs has many drugs available in its respective class, except the entry inhibitor (“EI”) class, which has only two drugs available. The only two drugs in the EI class approved by the FDA are Maraviroc, a small molecule drug (which is taken orally once or twice a day) and Ibalizumab (which is an IV infusion administered once every two weeks). If approved, we believe that leronlimab will be only the second approved drug outside of the main four classes of drugs approved for HIV since 2007.

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

We also expect that the number of our competitors and potential competitors will increase as more potential drugs receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing HIV treatments, as well as for new therapies for cancer and immunological disorders.

As we evaluate leronlimab for potential indications in cancer and immunology, we will face competition from formidable global research-based pharmaceutical companies. Potential competitors such as Roche, Celgene, Bristol-Myers Squibb, Merck, AbbVie and many others have vast financial, managerial, technical, commercialization and marketing resources than we do.

Manufacturing

We do not own or operate manufacturing facilities for the production of leronlimab. As such, we must depend on third-party manufacturing organizations and suppliers for all of our clinical trial quantities of leronlimab, in addition to previously manufactured supplies of commercial grade leronlimab. We continue to explore alternative manufacturing sources, in order to ensure that we have access to sufficient manufacturing capacity in order to meet potential demand for leronlimab in a cost-efficient manner.

We have engaged two global contract manufacturing organizations (“CMOs”) to initiate the scale-up to commercial batch quantities of product, and develop the necessary controls and specifications to manufacture product on a consistent and reproducible manner. We have also contracted with a suitable CMO to fill, label, and package product into the final commercial package for commercial use. In order to commercialize product, this scaled-up material will need to be validated under best practices, and demonstrated to meet approved specifications on an ongoing basis. GMP material will be produced as needed to support clinical trials for all therapeutic indications and until commercial product is approved by the FDA. We will rely on CMO’s for all of our developmental and commercial needs.

Regulation of Medical Devices, Including Diagnostics such as the PCa Test

Medical Device Classification

The FDA classifies medical devices into one of the following three classes on the basis of the amount of risk associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness:

•

Class I, requiring general controls, including labeling, device listing, reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations and pre-market notification;

•	Class II, requiring general controls and special controls, which may include performance standards and post-market surveillance; or

•	Class III, requiring general controls and approval of a premarket approval application (“PMA”), which may include post-market approval conditions and post-market surveillance.

As a result of the intended use of the PCa Test and the technology upon which it is based, we anticipate that the PCa test could be regulated by FDA as either a Class III or a Class II medical device.

US Regulatory Approval Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification, also known as a 510(k), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the U.S. We believe that the PCa Test will be subject to the 510(k) premarket notification procedure, but the FDA will ultimately determine the appropriate regulatory path.

To obtain 510(k) marketing clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is “substantially equivalent” to a predicate device, which is typically a legally marketed Class II device in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. While less onerous than the PMA process, the 510(k) process can be lengthy and expensive. The current average time between submission of a 510(k) application and FDA clearance is approximately six months. In addition, significant modifications to a cleared 510(k) device may require the submission of a new 510(k).

A PMA must be submitted to the FDA if a device cannot be cleared through another approval process or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA is required for most Class III medical devices. A PMA must generally be supported by extensive data, including without limitation technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information previously provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the PMA and provide recommendations to the FDA as to the approvability of the device, although the FDA may or may not accept any such panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities involved with producing the device to ensure compliance with the cGMP regulations. Upon approval of a PMA, the FDA may require that certain conditions of approval, such as conducting a post-market approval clinical trial, be met.

The PMA approval process can be lengthy and expensive and requires an applicant to demonstrate the safety and efficacy of the device based, in part, on data obtained from clinical trials. The PMA process is estimated to take from one to three years or longer, from the time the PMA application is submitted to the FDA until an approval is obtained.

Further, if post-approval modifications are made that affect the safety or efficacy of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling or design, then new PMAs or PMA supplements would be required. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is typically limited to information needed to support the changes from the device covered by the original PMA and accordingly may not require as extensive clinical and other data.

We have not submitted to the FDA for either 510(k) or a PMA or commenced clinical trials. Even if we conduct successful preclinical and clinical studies and submit a 510(k) or PMA, the FDA may not permit commercialization of PCa Test for the desired indications, on a timely basis, or at all. Our inability to achieve regulatory approval for PCa Test in the U.S. for the desired indication could materially adversely affect our ability to grow our business.

Post-Approval Regulation

After a medical device obtains approval from the applicable regulatory agency and is launched in the market, numerous post-approval regulatory requirements apply, including:

•	product listing and establishment registration;

•

requirements that manufacturers, including third-party manufacturers, follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling and other advertising regulations, including prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

•	approval of product modifications that affect the safety or effectiveness of any of our devices that may achieve approval;

•	post-approval restrictions or conditions, including post-approval study commitments;

•	post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the device;

•	the recall authority of the applicable government agency and regulations pertaining to voluntary recalls; and

•

reporting requirements, including reports of incidents in which a product may have caused or contributed to a death or serious injury or in which a product malfunctioned, and notices of corrections or removals.

Failure by us or by our third-party manufacturers and other suppliers to comply with applicable regulatory requirements could result in enforcement action by various regulatory authorities, which may result in monetary fines, the imposition of operating restrictions, product recalls, criminal prosecution or other sanctions.

Research and Development Costs

Our research and development expenses totaled approximately $42.5 million, $38.2 million and $20.2 million for the fiscal years ended May 31, 2019, May 31, 2018 and May 31, 2017, respectively. We expect our research and development expenses to continue to increase in future periods as the activity within our clinical trials expands and our biologics manufacturing processes and related regulatory compliance activities increase.

Employees and Consultants

We currently have 10 full-time employees, as well as several independent consultants assisting us with our BLA preparation, manufacturing activities, regulatory matters and management of our clinical trials. There can be no assurances, however, that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

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

We have not generated any revenue from product sales, licensing, or other potential sales to date. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. Our current drug candidate, leronlimab, is in the later stages of clinical trials and the filing of a BLA is underway. During the fiscal years ended May 31, 2019 and 2018, we incurred net losses of approximately $56.2 million and $50.1 million, respectively, and at May 31, 2019, we had an accumulated deficit of approximately $229.4 million and a stockholders’ deficit of $8.9 million. We expect to incur losses for the foreseeable future as we continue development of, and seek regulatory approvals for, our drug candidate and commercialize any approved product usages. If our current drug candidate fails to gain regulatory approval, or if it or other candidates we own do not achieve approval and market acceptance, we will not be able to generate any revenue, or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate revenue and eventually become and remain profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

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

The loss or transition of any member of our senior management team or any key employee could adversely affect our business.

Our success depends significantly on the continued individual and collective contributions of our senior management team and key employees. The individual and collective efforts of these employees will be important as we continue to develop our tests and services, and as we expand our commercial activities. The loss of the services of any member of our senior management team or the inability to hire and retain experienced management personnel could harm our operating results.

In July 2019, Dr. Richard G. Pestell was terminated as our Chief Medical Officer. The complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover of other key officers and employees. Specifically, a leadership transition in the commercial team may cause uncertainty about or a disruption to our commercial organization, which may impact our ability to achieve sales and revenue targets.

We expect to rely on third party manufacturers and will be dependent on their quality and effectiveness.

Our primary product candidate and potential drug candidates require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control unexpected events or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract manufacturers of biopharmaceutical drugs can encounter difficulties involving manufacturing processes, facilities, operations, production yields, quality control, compliance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good-manufacturing-practices (cGMP) regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, we may be unable to obtain regulatory approval for our products. In addition, the production of our product candidate could be interrupted, resulting in delays or discontinuance of our clinical trials, disruption in our release of commercial supplies, or other factors that could cause increases in costs and loss of potential revenues.

If for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our active pharmaceutical ingredient, or API, or our finished products or should cease doing business with us, we could experience significant interruptions in the supply of our drug candidates or may not be able to create a supply of our drug candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of our drug candidates might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply our drug candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of our drug candidates if we decided to transfer the manufacture of our drug candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

We cannot guarantee that our manufacturing and supply partners will be able to manufacture our drug candidates at commercial scale on a cost-effective basis. If the commercial-scale manufacturing costs of our drug candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We have a very limited number of internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.

We currently have four employees dedicated to CMC activities and quality control. We rely and intend to continue to rely on third parties to supplement many of these functions. We contract with Amarex, a full service contract research organization, to manage our clinical trials. As a result, we will be dependent on consultants and strategic partners in our development and commercialization activities, and it may be administratively challenging to monitor and coordinate these relationships. If we do not appropriately manage our relationships with third parties, we may not be able to successfully manage development, testing, and preparation of our BLA filing for our leronlimab drug candidate or other products or commercialize any products that are approved, which would have a material and adverse effect on our business, financial condition and stock price.

We will need to outsource and rely on third parties for the clinical development and manufacture, sales and marketing of product candidate, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third parties.

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

Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of our drug candidates, increase our cost of goods sold and result in lost sales.

We will need substantial additional funding to complete our Phase 1b/2 clinical trial for triple-negative breast cancer, to continue our Phase 2 clinical trial for GvHD, to fund development of leronlimab for other indications, such as cancer and immunologic indications, and to operate our business, and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

The discovery, development, and commercialization of new treatments, such as our leronlimab product candidate, entail significant costs. In addition, to the extent further development and clinical trials of leronlimab for other indications, such as cancer, and immunological disorders continue to appear promising and we elect to fund its development and commercialization, we will need to raise substantial additional capital, or enter into strategic partnerships, to enable us to:

•	fund clinical trials and seek regulatory approvals;

•	access manufacturing and commercialization capabilities;

•	pay required license fees, milestone payments, and maintenance fees to Progenics, Lonza and AbbVie Inc.;

•	develop, test, and, if approved, market our product candidate;

•	acquire or license additional internal systems and other infrastructure;

•	hire and support additional management and scientific personnel; and

•	explore additional indications for leronlimab, such as in the area of cancer and immunology.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•

the costs of our ongoing clinical trial programs and pre-clinical studies, including our Phase1b/2 clinical trial for triple-negative breast cancer, our Phase 2 clinical trial for GvHD, a potential pivotal Phase 3 monotherapy trial for HIV and other development activities conducted by us directly, and our ability to successfully conclude the studies and achieve favorable results;

•	our ability to attract strategic partners to pay for or share costs related to our product development efforts;

•	the costs and timing of seeking and obtaining regulatory approvals and making related milestone payments due to Progenics, Lonza and AbbVie Inc.;

•	the costs of filing, prosecuting, maintaining and enforcing patents and other intellectual property rights and defending against potential claims of infringement;

•	decisions to hire additional scientific or administrative personnel or consultants;

•	our ability to manage administrative and other costs of our operations; and

•	the presence or absence of adverse developments in our clinical trial and commercialization readiness programs.

If any of these factors cause our funding needs to be greater than expected, our operations, financial condition, ability to continue operations and stock price may be adversely affected.

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

•	the costs and results of our clinical trial programs and pre-clinical studies we are undertaking or may in the future pursue with leronlimab;

•	the time and costs involved in our CMC activities;

•	the time and costs involved to complete the remaining two sections of our BLA submission;

•	the time and costs involved in obtaining regulatory approvals;

•	whether our outstanding convertible notes are converted into equity or we receive additional cash upon the exercise of our outstanding common stock warrants;

•	whether we receive additional cash upon the exercise of our outstanding warrants and options for common stock;

•	whether we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

•	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

•	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

If we fail to raise additional funds on a timely basis we will need to scale back our business plans, which would adversely affect our business, financial condition, and stock price, and we may even be forced to discontinue our operations and liquidate our assets.

We are currently focused on the development of a single product candidate.

Our product development efforts are currently focused on a single product, leronlimab, for which we are researching multiple indications. If leronlimab fails to achieve clinical endpoints or exhibits unanticipated toxicity or if a superior product is developed by a competitor, our prospects for obtaining regulatory approval and commercialization may be negatively impacted. In the long-term, we hope to establish a pipeline of product candidates, and we have identified additional product candidates that we may be able to acquire or license in the future. However, at this time we do not have any formal agreements granting us any rights to such additional product candidates.

Clinical trials are expensive, time-consuming and subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design, implement and manage. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use and any safety concerns relating to a drug candidate. Clinical trials for other indications for leronlimab may take significantly longer to complete than leronlimab’s HIV trial program, if clinical trials for other indications are pursued at all.

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

Product development costs for our products will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA and institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, any IRBs, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of our drug candidates, our commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our drug candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our drug candidates could be significantly reduced.

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities

We must successfully initiate and complete a clinical trial for leronlimab as a monotherapy for HIV before we can apply for marketing approval. Although test results have been positive thus far, the process of obtaining approval of a drug product for use in humans is extremely lengthy and time-consuming, and numerous factors may prevent our successful development of leronlimab, including negative results in ongoing and future clinical trials, and inability to obtain sufficient additional funding to continue to pursue development. Our clinical trials may be unsuccessful, which would materially harm our business.

The results from the prior clinical trials of leronlimab may not necessarily be predictive of the results of future clinical trials or pre-clinical studies. Clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in prior clinical trials nonetheless have failed to obtain FDA approval. The development timeline and regulatory approval and commercialization prospects for leronlimab, including our business and financial prospects, could be adversely affected by unforeseen risks and events.

Further, leronlimab may not be approved even after if it achieved its primary endpoint in its pivotal Phase 3 clinical trial. In addition, any of these regulatory authorities may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval by the FDA or another regulatory authority. The FDA may require us to procure the development of a companion diagnostic test to help identify patients who may be more likely to respond to leronlimab for certain uses. Furthermore, any of these regulatory authorities may also approve leronlimab for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials.

The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that leronlimab is safe and effective. If prior to approval, we are required to conduct additional preclinical trials, clinical studies or other types of testing of leronlimab, including after the completion of our current and planned later phase clinical trials, we will need substantial additional funds, and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Clinical trials may fail to demonstrate the desired safety and efficacy of our product candidate, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize leronlimab or any other product candidates, we must adequately demonstrate to the FDA and any foreign regulatory authorities in jurisdictions in which we seek approval that leronlimab or any other product candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials, which we believe we have achieved in our Phase 3 combination therapy trial. In clinical trials, we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. If clinical work by us or others leads to undesirable adverse effects in patients, it could delay or prevent us from furthering the regulatory approval process or cause us to cease clinical trials with respect to any drug candidate. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price would be negatively affected.

Our product candidate is subject to the risks of failure inherent in drug-related product development. Preclinical studies may not yield results that adequately support our regulatory applications. Even if these applications are filed with respect to our product candidate, the results of preclinical studies do not necessarily predict the results of clinical trials. In addition, even if we believe the data collected from clinical trials of our product candidate are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. If regulatory authorities do not approve our product, or if we fail to maintain regulatory compliance, we would be unable to commercialize our product, and our business, results of operations and financial condition would be harmed.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidate.

Identifying and qualifying patients to participate in clinical trials of our product candidate is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit patients to participate in testing our product candidate. If patients are unwilling to participate in our trials because of negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

Leronliamb may cause undesirable side effects or have other properties that delay or prevent its regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidate or even competing products in development that utilize a common mechanism of action could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. While leronlimab was generally well tolerated and no drug-related serious adverse events or dose-proportional adverse events were reported, our understanding of the relationship between adverse events reported in future clinical trials of other product candidates may change as we gather more information, and unexpected adverse events may be observed. Routine review and analysis of post-marketing safety surveillance and clinical trials will provide additional information, for example, potential evidence of rare, population-specific or long-term adverse reactions, and may adversely affect the commercialization of the product, and even lead to the suspension or withdrawal of product marketing authorization.

If we or others identify undesirable side effects caused by leronlimab either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•	our clinical trials may be put on hold;

•	we may be unable to obtain regulatory approval for our product candidate;

•	regulatory authorities may withdraw approvals of our products;

•	regulatory authorities may require additional warnings on the label;

•	a medication guide outlining the risks of such side effects for distribution to patients may be required;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

Although we have applied with the FDA for breakthrough therapy designation for leronlimab, for certain HIV-related treatments, such a designation may not lead to a faster development or regulatory review or approval process, and it may not increase the likelihood that leronlimab will receive marketing approval in the United States.

We applied with the FDA for breakthrough therapy designation for leronlimab, for certain HIV-related treatments. The FDA, in its comments to us, requested additional trial data to support our request for such designation. We currently plan to submit additional data to the FDA as it becomes available to us from our pivotal Phase 2b/3 combination trial. A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the applicant can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA may, in some cases, also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe leronlimab PRO 140 meets the criteria for designation as a breakthrough therapy, the FDA may disagree. In any event, the receipt of a breakthrough therapy designation for leronlimab may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even if leronlimab does qualify as a breakthrough therapy, the FDA may later decide that leronlimab no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The foregoing considerations could result in additional costs and/or delay in the potential realization of revenues from commercialization of leronlimab.

If we are not able to obtain any required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition and stock price.

Our clinical trials may be unsuccessful, which would materially harm our business. Even if our ongoing clinical trials are successful, we will be required to conduct additional clinical trials to establish the safety and efficacy of our drug candidates, before an NDA or BLA can be filed with the FDA for marketing approval of any of our drug candidates.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our drug candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA or BLA from the FDA or in foreign markets until we receive the requisite approval from comparable regulatory authorities in such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or BLA to the FDA and even fewer are eventually approved for commercialization. We have never submitted an NDA or BLA to the FDA or any comparable applications to other regulatory authorities. If our development efforts for our drug candidates, including regulatory approval, are not successful for our planned indications, or if adequate demand for our drug candidates is not generated, our business will be harmed.

Receipt of necessary regulatory approval is subject to a number of risks, including the following:

•	the FDA or comparable foreign regulatory authorities or IRBs may disagree with the design or implementation of our clinical trials;

•	we may not be able to provide acceptable evidence of the safety and efficacy of our drug candidates;

•

the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the European Medicines Agency (“EMA”), or other comparable foreign regulatory authorities for marketing approval;

•	the dosing of our drug candidates in a particular clinical trial may not be at an optimal level;

•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidates;

•	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval for any of our drug candidates for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired. We cannot guarantee that regulators will agree with our assessment of the results of our clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidate. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of pre-clinical, clinical and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of regulatory authorities. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our drug candidate in any indication will prevent us from commercializing such product candidate, and our ability to generate revenue will be materially impaired.

Even if we obtain marketing approval for leronlimab, we must successfully commercialize it.

Approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either collaborate with third parties that have such commercial infrastructure or develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing leronlimab, which would adversely affect our business, operating results and financial condition.

If approved for marketing, the commercial success of leronlimab will depend upon its acceptance by customers and other stakeholders, including physicians, patients and health care payors. The degree of market acceptance of leronlimab will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe leronlimab and of the target patient population to try new therapies;

•	safety, tolerability and efficacy of leronlimab compared to competing products;

•	the introduction of any new products that may in the future become available to treat indications for which PRO 140 may be approved;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which our drug candidates may show utility;

•	pricing and cost-effectiveness;

•	the inclusion or omission of leronlimab in applicable treatment guidelines;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	limitations or warnings contained in FDA approved labeling;

•

our ability to obtain and maintain sufficient third party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third party payors; and

•	the willingness of patients to pay out-of-pocket in the absence of third party coverage or reimbursement.

If any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our drug candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our drug candidates not commercially viable. For example, regulatory authorities may approve our drug candidates for fewer or more limited indications than we request, may not approve the prices we intend to charge for our drug candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our drug candidates with labels that do not include the labeling claims necessary or desirable for the successful commercialization of a particular indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals, such as risk management plans and a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our drug candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our drug candidates.

We currently have no sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize it.

Approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either collaborate with third parties that have such commercial infrastructure or develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing leronlimab, which would adversely affect our business, operating results and financial condition.

We may have limited or no control over the sales, marketing and distribution activities of third parties in connection with current and future collaboration agreements. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our drug candidates without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our drug candidates;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

Even if we obtain marketing approval for leronlimab, we will be subject to ongoing regulatory obligations and oversight.

Even if we obtain marketing approval for leronlimab, we will be subject to ongoing obligations and continued regulatory review, which will result in significant risks and significant additional expenses. Additionally, leronlimab could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements, or if we experience unanticipated problems with leronlimab.

Even if we obtain FDA approval of leronlimab for an indication, the FDA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Leronlimab will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMPs, which are requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if any of our drug candidates are approved for an indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for any of our drug candidates, physicians may nevertheless legally prescribe such products to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or if we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	issuance of warning letters or untitled letters;

•	injunctions or the imposition of civil or criminal penalties or monetary fines;

•	suspension of any ongoing clinical trials;

•	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	suspension of, or imposition of restrictions on, operations, including costly new manufacturing requirements; or

•	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Although the FDA has granted orphan drug designation for leronlimab for the prevention of GvHD, we may not be able to obtain or maintain orphan drug exclusivity for leronlimab.

We have received orphan drug designation by the FDA for leronlimab in connection with our Phase 2 trial for GvHD. We may not be able to obtain or maintain orphan drug exclusivity for leronlimab. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA will be precluded from approving another marketing application for the same drug for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even with orphan drug exclusivity for leronlimab, such exclusivity may not effectively protect the product from competition, because FDA has taken the position that, under certain circumstances, another drug with the same active moiety can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition, if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Our future growth depends, in part, on our ability to enter into and succeed in markets outside of the United States, where we may choose to rely on third party collaborations and will be subject to additional regulatory and commercial burdens, risks and other uncertainties.

Our future profitability will depend, in part, on our ability to gain approval of and commercialize our drug candidates in non-U.S. markets. In some or all of these non-U.S. markets, we intend to enter into licensing and contractual collaborations with third parties to handle some or all of the tasks and responsibilities necessary to succeed. Our activities in non-U.S. markets are subject to additional risks and uncertainties, including:

•	our ability to enter into favorable licensing and contractual arrangements with our partners;

•	our ability to select partners who are capable of achieving success at the tasks they agree to perform;

•	obtaining timely and sufficient favorable approval terms for our drug candidates;

•	obtaining favorable pricing and reimbursement;

•	our inability to directly control commercial activities because we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

International sales of our drug candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, and trade restrictions and changes in tariffs, any of which may adversely affect our results of operations.

Our competitors may develop drugs that are more effective, safer and less expensive than ours.

We are engaged in the HIV treatment sector of the biopharmaceutical industry, which is intensely competitive. There are current treatments that are quite effective at controlling the effects of HIV, and we expect that new developments by other companies and academic institutions in the areas of HIV treatment will continue. If approved for marketing by the FDA, depending on the approved clinical indication, our product candidate may be competing with existing and future antiviral treatments for HIV.

Our competitors may:

•	develop drug candidates and market drugs that increase the levels of safety or efficacy that our product candidate will need to show in order to obtain regulatory approval;

•	develop drug candidates and market drugs that are less expensive or more effective than ours;

•	commercialize competing drugs before we or our partners can launch any products we are working to develop;

•	hold or obtain proprietary rights that could prevent us from commercializing our products; or

•	introduce therapies or market drugs that render our product candidate obsolete.

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

If we fail to achieve superiority over other existing or newly developed treatments, we may be unable to obtain regulatory approval. If our competitors market drugs that are less expensive, safer or more effective than our product candidate, or that gain or maintain greater market acceptance, we may not be able to compete effectively.

We may not be able to successfully manufacture our product candidate in sufficient quantities for late-stage clinical development, and scale-up manufacturing processes for commercial production, which would delay or prevent us from developing our product candidate and commercializing approved product, if any.

In order to conduct larger-scale or late-stage clinical trials, we need to maintain sufficient product inventory. A failure to manufacture a product candidate in a timely manner or unexpected failure of product in inventory due to unacceptable test results may lead to significant delays in clinical development. For commercialization of any resulting product, if that candidate is approved for sale, we will need to manufacture it in larger quantities while preserving its quality. Our CMOs may not be able to successfully increase the manufacturing capacity for our product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during development, scale-up and validation of commercial manufacturing processes. If we are unable to successfully develop robust, commercial-scale processes to manufacture our product candidate in sufficient quality and quantity, the regulatory approval or commercial launch of our product candidate may be delayed, which could significantly harm our business.

We may be subject to potential product liability and other claims that could materially affect our business and financial condition.

The development and sale of medical products exposes us to the risk of significant damages from product liability and other claims, and the use of our product candidate in clinical trials may result in adverse effects. We cannot predict all the possible harms or adverse effects that may result. We maintain a modest amount of product liability insurance to provide some protections from claims. Nonetheless, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if it is partially covered by insurance. In addition to the possibility of direct claims, we may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

If we market our drug candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct may be subject to significant liability. Similarly, industry codes in the European Union and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure that our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-

kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Over the past few years, pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicare or Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the U.S. Anti-Kickback Statute and the U.S. False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include substantial civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, substantial criminal fines and imprisonment.

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

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market our product candidate will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our product and related treatments. Countries in which our product candidate is expected to be sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our drug candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:

•	failing to approve or challenging the prices charged for health care products;

•	introducing reimportation schemes from lower priced jurisdictions;

•	limiting both coverage and the amount of reimbursement for new therapeutic products;

•	denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and

•	refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

If we are unable to effectively maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of May 31, 2019, our disclosure controls and procedures and internal control over financial reporting were effective. Prior to the fiscal year ended May 31, 2017, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in our internal control over financial reporting related to inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Any failure to maintain our controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

We may not be able to attract or retain a majority of independent directors.

Our board of directors may not be comprised of a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. If we are unable to attract and retain qualified, independent directors, the management of the business could be compromised.

We currently do not have a majority of independent directors serving on our Board of Directors, which may afford less protection to our stockholders than if our Board of Directors had a majority of independent directors, and our audit committee currently does not have a “financial expert” as defined by applicable SEC requirements. If we are unable to attract and retain qualified, independent directors, the oversight of our business could be compromised.

As of the date of this annual report, a majority of our directors did not satisfy the standards for independence as specified by the SEC and the listing standards of The Nasdaq Stock Market (the “NASDAQ Rules”) pursuant to which we evaluate director independence. If our Board of Directors is not made up of a majority of independent directors, there may be a lower level of oversight on executive management, and our Board of Directors may be influenced by the concerns, issues or objectives of management, including compensation and governance issues, to a greater extent than would occur with a majority of independent directors. As a result, the composition of our Board of Directors may afford less protection to our stockholders than if our Board of Directors were composed of a majority of independent directors.

A lack of independent directors may also make it difficult to create board committees meeting the requirements of our board committee charters and the NASDAQ Rules pursuant to which we evaluate director independence. Historically, we have strived to have an audit committee comprised of at least three independent directors and other board committees comprised solely of independent directors. Currently, our audit committee has only one member, who is independent under the NASDAQ Rules and applicable SEC requirements, and our other board committees include certain non-independent directors. Due to the lack of independent directors, it may be difficult to establish effective operating board committees comprised of independent members to oversee committee functions. This structure gives our executive officers additional control over certain corporate governance issues, including compensation matters and audit issues for internal control and reporting purposes, with more limited oversight of our executive officers’ decisions and activities.

In addition, as previously reported in our Form 8-K filed August 14, 2019, the chairman of our audit committee resigned from the Board of Directors effective August 12, 2019. As a result, as of the date of this annual report, our audit committee no longer had a “financial expert” as defined by applicable SEC requirements. We are currently attempting to identify additional qualified individuals who are independent, and who have sufficient experience in finance and accounting to satisfy the definition of an audit committee “financial expert.” Until we have done so, we may be unable to establish or maintain effective internal control over financial reporting, oversee the relationship with our independent auditing firm, adequately assess the impact on our financial reporting of any newly issued accounting rules or standards, adequately assess our processes relating to our risk and control environment and evaluate our internal and independent audit processes. As a result, we may discover material weaknesses in our internal control over financial reporting and/or disclosure controls and procedures, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any future material weaknesses, or to implement required new or improved controls, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

As we attempt to identify new board members, we may find that highly-qualified individuals are not available or willing to serve as directors or on a committee. There can be no assurance that we will be able to identify, recruit and ultimately secure the services of such individuals in a timely manner or at all. If we are unable to attract and retain qualified individuals who possess the necessary technical, scientific and financial expertise and management and operational experience, our ability to successfully develop, test and commercialize our product candidate and generate revenues may be negatively affected.

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

Certain agreements and related license agreements require us to make significant milestone, royalty, and other payments, which will require additional financing and, in the event we do commercialize our leronlimab product, decrease the revenues we may ultimately receive on sales. To the extent that such milestone, royalty and other payments are not timely made, the counterparties to such agreements in certain cases have repurchase and termination rights thereunder with respect to leronlimab.

Under the Progenics Purchase Agreement, the PDL License and the Lonza Agreement, we must pay to Progenics, AbbVie Inc. and Lonza significant milestone payments, license fees for “system know-how” technology and royalties. In order to make the various milestone and license payments that are required, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of any future sales if we do receive regulatory approval and seek to commercialize leronlimab. To the extent that such milestone payments and royalties are not timely made, under each their respective agreements, Progenics has certain repurchase rights relating to the assets sold to us, and AbbVie Inc. has certain termination rights relating to our license of leronlimab under the PDL License. For more information, see “Business—PRO 140 Acquisition and Licenses,” as well as the Progenics Purchase Agreement, the PDL License and the Lonza Agreement, each of which are filed, respectively, as Exhibits 2.1, 10.13 and 10.19 to this Form 10-K.

Known third party patent rights could delay or otherwise adversely affect our planned development and sale of leronlimab. We have identified but not exhaustively analyzed other patents that could relate to our proposed products.

We are aware of patent rights held by a third party that may cover certain compositions within our leronlimab candidate. The patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions, while the patent remains in force. While we believe that the third party’s patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of leronlimab, there can be no assurance that this will be the case. The relevant patent expires before we expect to commercially introduce leronlimab. In addition, the Hatch-Waxman exemption to U.S. patent law permits all uses of compounds in clinical trials and for other purposes reasonably related to obtaining FDA clearance of drugs that will be sold only after patent expiration, so our use of leronlimab in those FDA-related activities does not infringe the patent holder’s rights. However, were the patent holder to assert its rights against us before expiration of the patent for activities unrelated to FDA clearance, the development and ultimate sale of a leronlimab product could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.

In connection with our acquisition of rights to leronlimab, our patent counsel conducted a freedom-to-operate search that identified other patents that could relate to our proposed leronlimab candidate. Sufficient research and analysis is currently being conducted to enable us to reach the conclusion that leronlimab likely does not infringe those patent rights. If any of the holders of the identified patents were to assert patent rights against us, the development and sale of leronlimab could be delayed, we could be required to spend time and money defending patent litigation, and we could incur liability for infringement or be enjoined from producing our products if the patent holders prevailed in an infringement suit.

If we are sued for infringing on third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize our product candidate depends on our ability to use, manufacture and sell that product without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the monoclonal antibody therapeutic area in which we are developing our product candidate and seeking new potential product candidates. There may be existing patents, unknown to us, on which our activities with our product candidate could infringe.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidate from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market leronlimab or any other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign leronlimab or any other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing leronlimab or another product candidate, which could harm our business, financial condition and operating results.

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

As part of the ongoing efforts of governmental authorities to lower health care costs by facilitating generic competition to pharmaceutical products, the Biologics Price Competition and Innovation Act (“BPCIA”) enacted as part of the Health Care Reform Law, created a new abbreviated regulatory approval pathway in the United States for biological products that are found to be “biosimilar” to or “interchangeable” with a biological “reference product” previously licensed under a BLA. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively by relying to some extent on the data generated by the reference product’s sponsor and the FDA’s previous review and approval of the reference product. Under the BPCIA, a biosimilar sponsor’s ability to seek or obtain approval through the abbreviated pathway is limited by periods of exclusivity granted by the FDA to the holder of the reference product’s BLA, and no biosimilar application may be accepted by the FDA for review until four years after the date the reference product was first licensed by the FDA, and no biosimilar application, once accepted, may receive final approval until 12 years after the reference product was first licensed by the FDA.

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

Our business success partially depends on our ability to successfully commercialize novel diagnostic tests and services, which is time consuming and complex, and our development efforts may fail.

Part of our business strategy is to develop and commercialize the PCa Test. We believe the long-term success of our business partially depends on our ability to fully validate, develop and commercialize the PCa Test. Research, development and commercialization of diagnostic tests is time-consuming, uncertain and complex.

Our diagnostic test may not succeed in reliably diagnosing or predicting cancer with the sensitivity and specificity necessary to be clinically useful, and thus may not succeed commercially. Prior to commercializing our diagnostic test, we must undertake time-consuming and costly development activities, including clinical studies, and obtain regulatory clearance or approval, which may be denied. This development process involves a high degree of risk, substantial expenditures and will occur over several years. Our development efforts may fail for many reasons, including:

•	failure of the test at the research or development stage;

•	difficulty in accessing archival tissue samples, especially tissue samples with known clinical results; or

•	lack of sufficient clinical validation data to support the effectiveness of the test.

Tests that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may ultimately fail to obtain the necessary regulatory clearances or approvals. There is substantial risk that our research and development projects will not result in commercial tests, and that success in early clinical trials will not be replicated in later studies. At any point, we may abandon development of a test or be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating potential revenues from the test. In addition, as we develop our test, we will have to make significant investments in research, development and marketing resources. If a clinical validation study of a particular test then fails to demonstrate the outlined goals of the study, we might choose to abandon the development of that test. Further, our ability to develop and launch any diagnostic tests will likely depend on our receipt of additional funding. Additionally, if the supply of reagents or equipment on which our test in development or commercial test relies becomes unavailable and we have to source replacement reagents or equipment for our test, additional validation activities will be required and we may need to obtain regulatory clearances or approvals for the modified test.

The diagnostic business is heavily regulated, and if we are unable to obtain regulatory clearance or approvals in the United States, if we experience delays in receiving clearance or approvals, or if we do not gain acceptance from customers, our diagnostics growth strategy may not be successful.

In the United States, diagnostic tests and services are regulated under CLIA, the Federal Food, Drug, and Cosmetic Act, and various state laws. Diagnostic tests offered solely for use within a proprietary laboratory may be marketed as laboratory developed tests (“LDTs”). LDTs are regulated by the Center for Medicare and Medicaid Services (“CMS”) under CLIA, but, under the FDA’s enforcement framework, are not currently regulated by FDA. Although the FDA has statutory authority to assure that medical devices, including LDTs, are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to LDTs. Specifically, under current FDA enforcement policies and more recent draft guidance, LDTs generally do not require FDA premarket clearance or approval before commercialization.

Under our current strategy, the PCa Test would be subject to the FDA’s applicable medical device regulations. For example, this test could become subject to the FDA’s requirements for premarket review. Unless an exemption applies, generally, before a new medical device or a new use for a medical device may be sold or distributed in the United States, the medical device must receive premarket marketing authorization from the FDA, which is generally either FDA clearance of a 510(k) premarket notification or premarket approval of a Premarket Approval application. As a result, before we can market or distribute our test in the United States for use by other clinical testing laboratories, we must first obtain premarket marketing authorization (generally referred to as premarket clearance or premarket approval throughout this document) from the FDA. We have not yet applied for clearance or approval from the FDA, and would need to complete additional validations before we are ready to apply. We believe it would likely take two years or more to conduct the studies and trials necessary to obtain approval from the FDA to commercially launch the PCa Test. Once we do apply, we may not receive FDA clearance or approval for the commercial use of our test on a timely basis, or at all. If we are unable to obtain clearance or approval or if clinical diagnostic laboratories do not accept our test, our ability to grow our business by deploying our test could be compromised.

The commercial success of our prospective diagnostic business could be compromised if third-party payors, including insurance companies, managed care organizations and Medicare, do not provide coverage and reimbursement, refuse to enter into contracts with us, or delay payments for our diagnostic tests.

Pathologists and oncologists may not order our diagnostic test unless third-party payors, such as insurance companies, managed care organizations and government payors, such as Medicare and Medicaid, pay a substantial portion of the test price. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our diagnostic test. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that test using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines

Uncertainty surrounds third-party payor coverage and reimbursement of any test incorporating new technology, including the PCa Test. Even if we obtain marketing clearance or approval to market diagnostic tests, our future revenues will depend upon the size of any markets in which our product candidate has received clearance or approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidate in those markets.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse a diagnostic test, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our tests (FDA-cleared/approved or LDT) will be provided in the future by third-party payors. If we cannot obtain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our new tests or test enhancements that we may develop in the future, our ability to generate revenues from our diagnostic tests and clinical services could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we may likely experience in the future, delays and temporary interruptions in the receipt of payments from third-party payors due to missing documentation and other issues, which could cause delay in collecting our future revenue.

If we are unable to successfully validate our laboratory tests and services, we will not be able to increase revenues.

Prospective customers such as physicians may not order our proprietary test, and third-party payors may not reimburse for our test, unless we are able to provide compelling evidence that the test is useful and produces actionable information with respect to diagnosis and prognosis. We believe that we will need to finance and successfully complete additional and more powerful studies, and then effectively disseminate the results of those studies, to drive widespread adoption of our test.

If the market for our test and services does not experience significant growth or if our test and services do not achieve broad acceptance, our operations will suffer.

We cannot accurately predict the future growth rate or the size of the market for our prospective test and services. The expansion of this market depends on a number of factors, such as:

•	the results of clinical trials;

•	the cost, performance and reliability of our test and services, and the tests and services offered by competitors;

•	customers’ perceptions regarding the benefits of our test and services;

•	customers’ satisfaction with our test and services; and

•	marketing efforts and publicity regarding our test and services.

If we are unable to execute our marketing strategy for our test and our test is unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that our prospective diagnostic test represents promising commercial opportunities, our tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We need to develop a market for our test through physician education and awareness programs. Gaining acceptance in medical communities requires that we perform additional studies after validating the efficacy of our test and services for the diagnosis, prognosis and treatment of cancer, and that we obtain acceptance of the results of those studies using our tests for publication in leading peer-reviewed medical journals. The results of any studies are always uncertain and even if we believe such studies demonstrate the value of our tests, the process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our tests. Our ability to successfully market the tests that we may develop will depend on numerous factors, including:

•	whether health care providers believe our diagnostic test provides clinical utility;

•	whether the medical community accepts that our diagnostic test is sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions; and

•	whether health insurers, government health programs and other third-party payors will cover and pay for our diagnostic test and, if so, whether they will adequately reimburse us.

Failure to achieve widespread market acceptance of our diagnostic test would materially harm our business, financial condition and results of operations.

If we cannot develop tests to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There are several new cancer drugs under development that may increase patient survival time. There have also been advances in methods used to analyze very large amounts of genomic information. We must continuously develop new tests to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand them to demonstrate benefit in patients treated with new therapies. If we cannot adequately demonstrate the applicability of our tests to new treatments, sales of our tests and services could decline, which would have a material adverse effect on our business, financial condition and results of operations.

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our auditors issued an opinion, which includes a going concern exception, in connection with the audit of our annual financial statements for the fiscal year ended May 31, 2019. A going concern exception to an audit opinion means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

Since our inception, we have been insolvent and have required debt and equity financing to maintain operations.

Since our inception, we have not achieved cashflows from revenues sufficient to cover basic costs. As a result, we have relied heavily on debt and equity financing. Equity financing, in particular, has created a dilutive effect on our common stock, which has hampered our ability to attract reasonable financing terms. For the foreseeable future, we will continue to rely upon debt and equity financing to maintain our operations and those of our subsidiaries.

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Risks Relating to Our Common Stock

The significant number of shares of common stock issuable upon the exercise of outstanding common stock options and warrants could adversely affect the trading price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of May 31, 2019, we have 14,501,872 shares subject to outstanding options under our stock option plans, 10,374,144 shares reserved for future issuance under our equity compensation plan and 164,089,977 shares issuable upon exercise of outstanding warrants. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

The price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From June 1, 2017 through May 31, 2019, the market price of our common stock has fluctuated from a high of $0.79 per share in the quarter ended February 28, 2018, to a low of $0.37 per share in quarter ending May 31, 2019. The volatile nature of our common share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation and perception, all of which may be independent of fundamental, objective and intrinsic valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common stock is quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Currently, our Board of Directors has the authority to designate and issue up to 5,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

We do not expect any cash dividends to be paid on our common shares in the foreseeable future.

We have never declared or paid a cash dividend on our common shares and we do not anticipate declaring or paying dividends for the foreseeable future. We expect to use future financing proceeds and earnings, if any, to fund operating expenses. Consequently, common stockholders’ only opportunity to achieve a return on their investment is if the price of our stock appreciates and they sell their shares at a profit. We cannot assure common stockholders of a positive return on their investment when they sell their shares or that stockholders will not lose the entire amount of their investment.

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

Our principal office location is 1111 Main Street, Suite 660, Vancouver, Washington 98660. We lease 1,812 square feet in a commercial office building pursuant to a lease that expires on April 30, 2021 at a current cost of $3,506 per month, plus modest annual increases. We also lease 1,911 square feet of office space in Fort Lauderdale, Florida pursuant to a lease that expires on March 31, 2022 at a cost of approximately $8,300 per month, plus modest annual increase. Such space is currently being marketed for a subtenant.

Item 3.	Legal Proceedings.

None.

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

The following are high and low bid prices quoted on the OTCQB during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Fiscal Year Ended May 31, 2019:
First quarter ended August 31, 2018	$0.71	$0.40
Second quarter ended November 30, 2018	$0.70	$0.50
Third quarter ended February 28, 2019	$0.62	$0.46
Fourth quarter ended May 31, 2019	$0.55	$0.37
Fiscal Year Ended May 31, 2018:
First quarter ended August 31, 2017	$0.79	$0.56
Second quarter ended November 30, 2017	$0.70	$0.56
Third quarter ended February 28, 2018	$0.84	$0.52
Fourth quarter ended May 31, 2018	$0.79	$0.45

Holders

The number of record holders of our common stock on June 30, 2019 was approximately 860.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board. While we have no restrictions on our ability to pay dividends, we have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations.

Holders of 3,246 shares of Series C Convertible Preferred Stock are entitled to receive, at the option of the holder, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock. Any dividends paid by us will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of Common Stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Stated Value”).    Dividends payable to holders of Series C are payable on December 31 of each year and the holder can elect to be paid in cash or in common stock. If all holders elected to receive the 2019 dividend in the form of common stock, approximately 510,469 shares of common stock would be issued in the form of dividend. If such 2019 dividends were to be paid in the form of cash, such cash dividends would total approximately $255,000 at December 31, 2019.

Holders of 92,100 shares of Series B Convertible Preferred Stock are entitled to receive, in preference to the common stock, annual cumulative dividends equal to $0.25 per share per annum from the date of issuance, which shall accrue, whether or not declared. At the time shares of Series B Preferred Stock are converted into common shares, accrued and unpaid dividends will be paid in cash or with common shares. In the event we elect to pay dividends with common shares, the shares issued will be valued at $0.50 per share. As of June 30, 2019, if we declared a dividend and elected pay such dividend in the form of common stock, approximately 391,000 shares of common stock would be issued in the form of dividend.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended May 31, 2018 we purchased 159,011 shares of $0.001 par value treasury stock.

Unregistered Sales of Equity Securities

From June 3, 2019 to July 26, 2019, we received four redemption notices from the holder of our convertible note issued on June 26, 2018 requesting the redemptions of $655,000 of the outstanding balance thereof. In satisfaction of the redemption notices, we issued 1,984,769 shares of Common Stock to the note holder in accordance with the terms of the convertible note. Following the redemptions, the outstanding balance of the convertible note, including accrued but unpaid interest, was approximately $4.2 million. We relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933 in connection with the issuance and sale of the convertible promissory note and underlying shares of Common Stock.

Item 6. Selected Financial Data

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

Business Highlights

During the past fiscal year ending May 31, 2019, we commenced several initiatives to advance our lead product candidate, leronlimab (PRO 140). The following is a brief summary of key accomplishments during the most recent fiscal year:

•	Raised approximately $57 million in capital through equity, convertible debt offerings and a warrant exchange offer;

•	Filed with the FDA the first of three sections of our first BLA, with the remaining two sections anticipated for completion;

•

Entered into a long-term commercial manufacturing agreement with Samsung BioLogics Co., Ltd. to ensure sufficient availability of cost efficient inventory of leronlimab to meet expected demand post approval;

•	Filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy for HIV patients;

•	Defined and initiated our new strategic focus by rapidly and concurrently exploring opportunities for several cancer and immunologic indications for leronlimab;

•	Completed the asset acquisition of ProstaGene LLC via an all-stock transaction;

•	Initiated our first clinical trial in cancer for leronlimab, a Phase 1b/2 clinical trial for triple-negative breast cancer, which received Fast Track designation from the FDA in May 2019;

•	Initiated pre-clinical studies with leronlimab for colon cancer and breast cancer, both of which have reported promising results;

•	Initiated a pre-clinical study with leronlimab to assess its ability to prevent the progression of Non-Alcoholic Fatty Liver Disease (NAFLD) into NASH;

•	Continued exploratory discussions with third parties regarding licensing opportunities;

•	Presented results of our clinical trials and pre-clinical studies at numerous medical and scientific conferences; and

•

Collaborated with a scientific laboratory to develop a CCR5 receptor occupancy test for leronlimab, a CCR5 antagonist, which is anticipated to provide improved patient screening for two indications: (i) patient candidates for leronlimab as a HIV monotherapy in order to achieve optimal dosing and (ii) cancer patients, due to the over expression of CCR5 in certain forms of cancer.

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy

Currently, there are four patients in this ongoing extension study and each has surpassed four and one-half years of suppressed viral load with PRO 140 as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

This trial was successfully completed and is the basis for our current BLA, for which the first of three sections was submitted to the FDA in March 2019. This trial for leronlimab as a combination therapy to existing HAART drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of 0.0032. Nearly all patients who have completed this trial have transitioned to a FDA-cleared rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.

Rollover Study for HIV as Combination Therapy

This study is designed for patients who successfully completed the pivotal Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy in order to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy

Enrollment for this trial is now closed after reaching 500 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. We completed the evaluation two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial has also been used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we recently filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, the Phase2b/3 investigative trial will likely be discontinued.

Cancer and Immunological Applications for Leronlimab

We are continuing to advance our exploration of opportunities for clinical applications for leronlimab involving the CCR5 receptor, other than HIV-related treatments, such as cancer, inflammatory conditions and autoimmune diseases.

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

At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. We believe the mechanism of action of leronlimab has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. CCR5 is also expressed on the surface of epithelial cells in certain cancers. Some disease processes that we believe could benefit from CCR5 blockade include many types of common cancers, GvHD (a reaction occurring in some patients after bone marrow transplantation), autoimmunity and chronic inflammation, such as rheumatoid arthritis and psoriasis. Recent published data has shown that the cancer cells within the tumor consist of two types of cells-one with CCR5 and others without them. The published data clearly indicated that cancer cells that can metastasize express CCR5. Metastases are the cause of death in the vast majority of cancer patients. A prior publication indicates that CCR5 antagonists can turn off certain calcium signaling and reduce the migration of CCR5 positive cancer cells. Inhibition of CCR5 signaling blocks the guided migration and reduces the metastasis. Leronlimab has demonstrated (in an in-vitro study) that it also turns off calcium signaling and blocks breast cancer cellular invasion. Furthermore, published studies showed current chemotherapy induces CCR5, and CCR5 antagonists enhance the effectiveness of current chemotherapies, potentially allowing a reduction in chemotherapy, which may provide an improved quality of life for patients.

Research has demonstrated three key properties of the CCR5’s MOA in cancer. The first is that the CCR5 receptor on cancer cells was responsible for the migration and invasion of cells into the blood stream, which leads to metastasis of breast, prostate, and colon cancer. The second is that blocking the CCR5 also turns on anti-tumor fighting properties restoring immune function. The third key finding was that blockage of the CCR5/CCL5 interaction had a synergistic effect with chemotherapeutic therapy and controlled cancer progression. Chemotherapy traditionally increased expression of CCR5 so blocking it is expected to reduce the levels of invasion of metastasis.

Due to its MOA, we believe leronlimab may have significant advantages over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of T-cells. We have already reported encouraging human safety data for our clinical trials with leronlimab in HIV-infected patients.

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

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials for triple-negative breast cancer, certain cancer indications and GvHD. See “Liquidity and Capital Resources” below.

Phase 1b/2 Trial for Triple-Negative Breast Cancer

We recently received clearance from the FDA for our IND submission to initiate a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer patients. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. We have identified five clinical trial sites and expect to dose the first patients during the third quarter of calendar 2019. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. Up to 48 patients are expected to be enrolled in this study.

Pre-clinical Studies for Multiple Cancer Indications

We are initiating multiple pre-clinical studies with leronlimab for melanoma, pancreatic, breast, prostate colon, lung, liver and stomach cancers. An ongoing pre-clinical study conducted by us recently reported that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. Based upon these strong results, we filed for Orphan Drug Designation for its Phase 1b/2 triple negative breast cancer trial. In addition, pre-clinical results in a colorectal cancer study are likewise encouraging.

Phase 2 Trial for Graft-versus-Host Disease

This Phase 2 multi-center100-day study with 60 patients is designed to evaluate the feasibility of the use of leronlimab as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May of 2017. On October 5, 2017, we announced that the FDA had granted orphan drug designation to leronlimab (PRO 140) for the prevention of GvHD. In March 2018, we announced that the Independent Data Monitoring Committee (“IDMC”) for leronlimab (PRO 140) Phase 2 trial in GvHD had completed a planned interim analysis of trial data on the first 10 patients enrolled. Following this review of data from the first 10 patients in the Phase 2 trial, we filed amendments to the protocol with the FDA. The amendments included switching the pretreatment conditioning regimen from aggressive myeloablative (“MA”) conditioning to a reduced intensity conditioning (“RIC”), and switching from a blinded one-for-one randomized placebo-controlled design to an open-label design under which all enrollees receive leronlimab. The amendments also provide for a 100% increase in the dose of leronlimab, to 700 mg, to more closely mimic pre-clinical dosing. The next review of data by the IDMC will occur following enrollment of 10 patients under the amended protocol after each patient has been dosed for 30 days. Due to the necessary prioritization of limited capital, enrollment under the amended protocol has been temporarily delayed.

Licensing Opportunities

We are currently evaluating strategic opportunities with respect to the assets acquired in our November 2018 acquisition of ProstaGene, including potential licensing or other opportunities to monetize intellectual property assets relating to prostate cancer diagnostics. As an integral part of the acquisition of ProstaGene, we acquired the PCa Test, which provides substantial additive discriminative value for predicting outcomes of patients diagnosed with prostate cancer compared to the intermediate Gleason score, the current standard for prostate cancer diagnosis. The clinical objective is to more precisely guide therapeutic options for men, thereby avoiding unnecessary surgery (prostatectomy) and radiation and/or chemotherapy with its attendant side effects.

In addition, we continue to conduct exploratory discussions with third parties who have expressed an interest in a licensing arrangement for leronlimab for HIV indications; such proposed arrangements are country or region specific.

Results of operations for the year ended May 31, 2019, 2018 and 2017, are as follows:

For the years ended May 31, 2019, May 31, 2018 and 2017, we had no activities that produced revenues from operations. The following schedule sets forth the percentage of total expenses as a percent of net loss for the years ended May 31, 2019, 2018 and 2017.

	Percentage of Total Net Loss
	Years Ended May 31,
	2019		2018		2017
Operating expenses:
General and administrative	$12,116,743	(0.22)%	$7,340,605	(0.15)%	$6,758,606	(0.26)%
Research and development	42,490,144	(0.76)	38,222,580	(0.76)	20,205,743	(0.78)
Amortization and depreciation	1,245,167	(0.02)	356,128	(0.01)	366,385	(0.01)

Total operating expenses	55,852,054	(0.99)	45,919,313	(0.92)	27,330,734	(1.06)

Operating loss	(55,852,054)	(0.99)	(45,919,313)	(0.92)	(27,330,734)	(1.06)
Other income (expense):
Interest income	4,306	0.00	3,620	0.00	15,167	0.00
Loss on extinguishment of convertible notes	(1,519,603)	(0.03)	—	—	—	—
Change in fair value of derivative liability	1,666,469	0.03	1,690,935	0.03	2,164,533	0.08
Interest expense:
Amortization of discount on convertible notes	(1,707,068)	(0.03)	(1,666,017)	(0.03)	—	—
Amortization of debt issuance costs	(459,085)	(0.01)	(435,609)	(0.01)	—	—
Interest related to derivative liability	—	—	—	—	(540,330)	(0.02)
Inducement interest related to warrant extension	—	—	(826,252)	(0.02)	(72,437)	(0.00)
Inducement interest related to warrant tender offer	(195,927)	(0.00)	(393,685)	(0.01)	—	—
Inducement interest related to convertible notes	—	—	(2,352,045)	(0.05)	—	—
Interest on convertible notes payable	(950,617)	(0.02)	(251,315)	(0.01)	—	—

Total interest expense	(3,312,697)	(0.06)	(5,924,923)	(0.12)	(612,767)	(0.02)

Loss before income taxes	(59,013,579)	(1.05)	(50,149,681)	(1.00)	(25,763,801)	(1.00)
Income tax benefit	2,826,919	0.05	—	—	—	—

Net loss	$(56,186,660)	(1.00)%	$(50,149,681)	(1.00)%	$(25,763,801)	(1.00)%

Basic and diluted loss per share	$(0.21)		$(0.29)		$(0.19)

Basic and diluted weighted average common shares outstanding	272,040,933		174,885,422		138,004,461

Results of operations for the years ended May 31, 2019 and 2018

For the years ended May 31, 2019 and 2018, we had a net loss of approximately $56.2 million and $50.1 million, respectively. The increase in net loss of approximately $6.1 million for fiscal 2019 over 2018 was primarily attributable to increased R&D expenses of approximately $4.3 million and an increase in G&A expenses of approximately $4.8 million, offset by a lower interest expense of $2.6 million. The loss per share for the fiscal year ended May 31, 2019 was $(0.21) compared to $(0.29) for the prior fiscal year.

Total operating expenses for the years ended May 31, 2019 and 2018 were approximately as follows:

	2019	2018
General and administrative:
Salaries and other compensation	$3,781,000	$2,454,000
Stock-based compensation	3,388,000	1,291,000
Other	4,948,000	3,596,000

Total general and administrative	12,117,000	7,341,000
Research and development	42,490,000	38,223,000
Amortization and depreciation	1,245,000	356,000

Total operating expenses	$55,852,000	$45,920,000

For the fiscal year ended May 31, 2019 and May 31, 2018, operating expenses totaled approximately $55.9 million and $45.9 million, respectively, consisting primarily of research and development (“R&D”) expenses of $42.5 million, general and administrative expenses of approximately $12.1 million and amortization and depreciation of approximately $1.2 million. The increase in operating expenses over the comparable 2018 period was attributable to an increase in R&D expenses of approximately $4.3 million owing to higher clinical trial and manufacturing-related expenses and to an increase in general and administrative expenses of approximately $4.8 million, or 65.1% over the prior fiscal year.

General and administrative expenses, totaled approximately $12.1 million and $7.3 million, respectively, for fiscal 2019 and 2018. General and administrative expenses were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $4.8 million, or 65.1%, for the fiscal year ended May 31, 2019 over the comparable 2018 period was primarily due to increased non-cash stock-based compensation, employee compensation and related expenses, along with higher professional services

We record research and development expenses where directly identifiable, which approximated the following for the years ended May 31, 2019 and 2018:

	2019	2018
Research and development:
Clinical	$25,264,000	$22,543,000
Non-Clinical	155,000	$887,000
CMC	16,353,000	$14,240,000
Licenses and patent fees	718,000	$553,000

Total research and development	$42,490,000	$38,223,000

R&D expenses totaled approximately $42.5 million for the fiscal year ended May 31, 2019 and increased approximately $4.3 million, or 11.2%, over the same 2018 period. This increase was attributable to higher clinical trial expenses associated with the Phase 2b/3 investigative monotherapy trial and various oncology studies, offset in part by lower expenses for the completed Phase 3 combination therapy trial. Higher CMC-related expenses in connection with the preparation of our BLA filing also contributed to the increase in R&D expenses over the prior fiscal year. The future trend of R&D expenses will be dependent on the timing of FDA approval of our BLA filing, the timing of FDA clearance of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical progression of the triple-negative breast cancer and GvHD trials, along with the outcome of the pre-clinical studies for several cancer indications. R&D expenses will also increase due to CMC activities in preparation for approval and commercialization of leronlimab. Until satisfaction of the generally accepted accounting principles (“GAAP”) standard for capitalization of such costs pursuant to ASC 350, all CMC manufacturing costs will continue to be expensed as R&D.

Amortization and depreciation expense of approximately $1.2 million rose by approximately $0.9 million due in part to the increased amortization attributable to the intangible assets acquired in the November 2018 transaction with ProstaGene LLC.

For the fiscal year ended May 31, 2019, we recognized an unrealized non-cash benefit from the decrease in derivative liability of approximately $1.7 million, as compared to a similar non-cash benefit in the comparable 2018 period. The total net change in derivative liability is attributable to three underlying financial instruments: (i) certain warrants that contain a contingent cash settlement provision, which originated in September 2016, accounted for approximately $0.9 million, (ii) a certain long-term convertible note payable, originating in June 2018, which was subsequently amended to provide for variable rate redemptions by the holder and (iii) a certain long-term convertible note payable, which originated in January 2019. The combined change in derivative liability ascribed to the two long-term convertible notes contributed approximately $0.8 million to the unrealized non-cash benefit for the fiscal year ended May 31, 2019. For each reporting period, we determine the fair value of the derivative liabilities and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

Interest expense for the fiscal year ended May 31, 2019 of approximately $3.3 million decreased approximately $2.6 million from the 2018 fiscal year due primarily to lower non-cash inducement interest on a private warrant tender offer that was completed in May 2019, and no comparable inducement interest expense related to warrant extensions and convertible notes, which were in incurred in the 2018 fiscal year, offset by an increase in interest accrued on convertible notes payable of approximately $0.7 million.

The future trends of all expenses will be driven, in large part, by the future outcomes of clinical trials and the corresponding effect on research and development expenses, as well as general and administrative expenses, in addition to the manufacturing of new commercial leronlimab upon any FDA approval. We require a significant amount of additional capital, and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A “Risk Factors” above.

Results of operations for the years ended May 31, 2018 and 2017

For the years ended May 31, 2018 and 2017, we had a net loss of approximately $50.1 million and $25.8 million, respectively. The increase in net loss of approximately $24.3 million for fiscal 2018 over 2017 was primarily attributable to increased R&D expenses of approximately $18.0 million, an increase in interest expense of approximately $5.3 million and a modest increase in general and administrative expense of approximately $0.6 million, combined with a reduction in the non-cash benefit in fair value of derivative liability of approximately $0.5 million. The loss per share for the fiscal year ended May 31, 2018 was $(0.29) compared to $(0.19) for the prior 2017 fiscal year.

The operating expenses for the years ended May 31, 2018 and 2017 and approximated as follows:

	2018	2017
General and administrative:
Salaries and other compensation	$2,454,000	$2,332,000
Stock-based compensation	1,291,000	1,205,000
Other	3,596,000	3,222,000

Total general and administrative	7,341,000	6,759,000
Research and development	38,223,000	20,206,000
Amortization and depreciation	356,000	366,000

Total operating expenses	$45,920,000	$27,331,000

For the fiscal year ended May 31, 2018 and May 31, 2017, operating expenses totaled approximately $45.9 million and $27.3 million, respectively, consisting primarily of R&D expenses of $38.2 million, general and administrative expenses of approximately $7.3 million and amortization and depreciation of approximately $0.4 million. The increase in operating expenses over the comparable 2017 period was attributable to an increase in R&D expenses of approximately $18.0 million owing to higher clinical trial and manufacturing-related expenses and a modest increase in general and administrative expenses of approximately $0.6 million primarily related to an increase in consulting services and employee-related expenses.

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

R&D expenses, which totaled approximately $38.2 million for the fiscal year ended May 31, 2018, increased approximately $18.0 million, or 89.2%, over the same 2017 period. This increase was attributable to higher clinical trial expenses, combined with an expansion of our CMC activities in connection with the preparation of a BLA. We expect R&D expenses to maintain at this level, as the two ongoing Phase 2b/3 trials with leronlimab for HIV therapy continue, along with their related rollover studies, combined with the Phase 2 GvHD trial, and the expenses to continue activities related to manufacturing cGMP leronlimab material for the BLA and for future use.

We record research and development expenses where directly identifiable, approximately as follows for the years ended May 31, 2018 and 2017:

	Year Ended May 31,
	2018	2017
Research and development:
Clinical	$22,543,000	$9,846,000
Non-Clinical	$887,000	$691,000
CMC	$14,240,000	$8,998,000
Licenses and patent fees	$553,000	$671,000

Total research and development	$38,223,000	$20,206,000

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

Interest expense for the fiscal year ended May 31, 2018 of approximately $5.9 million increased approximately $5.3 million over the 2017 fiscal year due primarily to an increase in non-cash interest of approximately $3.5 million related to inducement interest on (i) convertible notes; (ii) the expiration date extension of certain warrants and (iii) the warrant tender offer that was completed in March 2018, coupled with cash interest expense of approximately $0.3 million on a convertible note and an increase in amortization of debt discount and issuance costs of approximately $2.1 million, offset by a reduction in interest related to derivative liability of approximately $0.5 million.

The future trends of all expenses will be driven, in large part, by the future outcomes of clinical trials and the correlative effect on research and development expenses, as well as general and administrative expenses, in addition to the manufacturing of new commercial leronlimab, along with the increasing activities to prepare and file a BLA. We require a significant amount of additional capital, and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A “Risk Factors” above.

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results and we expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors, such as the timing of product manufacturing activities, patient enrollment or completion rates in various trials, coupled with potential amendments to clinical trial protocol. As a non-revenue generating company, we are regularly conducting offerings to raise capital, which can create various forms of amortization of issuance costs or non-cash interest expense. In addition, a portion of the aforementioned derivative liabilities is tied to a probability estimate of a fundamental transaction and to our stock price, which can vary substantially from quarter to quarter, thereby creating a non-cash charge or benefit.

Liquidity and Capital Resources

Our cash position of approximately $3.5 million at May 31, 2019 increased approximately $2.2 million as compared to a balance of approximately $1.2 million at May 31, 2018. The increase was attributable to net cash provided by financing activities of approximately $52.7 million exceeding net cash used in operating activities of approximately $50.5 million by approximately $2.2 million. Despite our negative working capital position, vendor relations remain accommodative and we do not currently anticipate delays in our BLA filing schedule due to liquidity constraints.

Cash Flows

Net cash used in operating activities totaled approximately $50.5 million during the fiscal year ended May 31, 2019, which reflects an increase of approximately $20.6 million of net cash used in operating activities over the approximate $29.9 million in fiscal 2018. The increase in net cash used in operating activities was due to an increase in net loss of approximately $6 million, and a net change in the components of net working capital of approximately $13.4 million.

We made nominal investments in equipment and website development costs totaling approximately $45,000 during the fiscal year ended May 31, 2019.

Net cash provided by financing activities of approximately $52.7 million for the year ended May 31, 2019 increased approximately $23.3 million over $29.4 million of net cash provided by financing activities during fiscal year ended May 31, 2018. The increase in net cash provided from financing activities was primarily attributable to an increase in net proceeds from the sale of common stock and warrants of approximately $13.1 million, coupled with an increase of approximately $10.6 million in proceeds from convertible notes and net proceeds of approximately $3.1 million from a preferred convertible stock offering in the 2019 fiscal year.

Capital Requirements

We have not generated revenue to date, and do not expect to generate product revenue until FDA approval of leronlimab. We expect that we will continue to incur operating losses as expenses continue to increase as we proceed with completion of our BLA, prepare for commercialization of leronlimab and continue our pre-clinical and clinical trial programs. The future trends of all expenses will be driven, in large part, by the timing of the anticipated approval of our BLA, the magnitude of our commercialization readiness, future clinical trial strategy and timing of the commencement of our future revenue stream. We will require a significant amount of additional capital in the future in anticipation of a fully commercialized leronlimab product.

Contract Manufacturing

During the fourth quarter of fiscal 2019, we entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. In April 2019 we delivered to Samsung a purchase order for $33 million worth of process validation and technology transfer services related to the manufacture of leronlimab, with payments by us scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and we are obligated to pay the full amount.

Under the terms of the Samsung Agreement, we are obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which we will provide to Samsung. The first forecast will be delivered to Samsung by March 31, 2020. Thereafter, we must provide Samsung with a rolling quarterly forecast setting forth the total quantity of commercial grade leronlimab that we expect to require in the following years. We estimate that initial ramp-up costs to manufacture commercial grade leronlimab at scale could total approximately $60 million, with approximately $30 million payable over the course of calendar 2020, and approximately $30 million payable in the first quarter of 2021. Thereafter, we will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement.

The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two year periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and we may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

In addition to the Samsung Agreement, we have also previously entered into an arrangement with another third party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that we terminate the agreement with this manufacturer, we may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $8.3 million. These amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.

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

As of the date of this filing, while we have completed and filed the first of three portions of our BLA, it remains uncertain as to when the remaining two portions will be filed. Further, if the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

Going Concern

As reported in the accompanying financial statements, during the year ended May 31, 2019, May 31, 2018 and May 31, 2017, we incurred net losses of approximately $56.2, $50.1 million and $25.8 million respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception.

We currently require and will continue to require a significant amount of additional capital to fund operations, pay our accounts payables, and our ability to continue as a going concern is dependent upon our ability to raise such additional capital, commercialize our product and achieve profitability. If we are not able to raise such additional capital on a timely basis or on favorable terms, we may need to scale back our operations or slow down or cease completion of the remaining two sections of our BLA filing, including related CMC activities, which could materially delay the filing of the last two sections of the BLA submission. Our failure to raise additional capital could also affect our relationships with key vendors, disrupting our ability to timely execute our business plan. In extreme cases, we could be forced to file for bankruptcy protection, discontinue our operations or liquidate our assets.

Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance our future operating activities and our working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional financing sources. As of the date of this filing, we have approximately 104 million shares of common stock authorized and available for issuance under our certificate of incorporation, as amended, and approximately $156 million available for future registered offerings of securities under our universal shelf registration statement on Form S-3, which was declared effective on March 7, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict our operations. On January 30, 2019, we entered into a long-term convertible note, which is secured by all of our assets, except for our intellectual property and also includes certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require us to relinquish valuable rights. We may require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed under the heading “Risk Factors” above.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of May 31, 2019, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CytoDyn Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (the Company) as of May 31, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended May 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2019, expressed an unqualified opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of approximately $56,187,000 for the year ended May 31, 2019 and has an accumulated deficit of approximately $229,363,000 through May 31, 2019, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CytoDyn Inc.

Opinion on Internal Control over Financial Reporting

We have audited CytoDyn Inc.’s (the Company’s) internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows of the Company, and our report dated August 14, 2019, expressed an unqualified opinion.

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

/s/ Warren Averett, LLC

Birmingham, Alabama

August 14, 2019

CytoDyn Inc.

Consolidated Balance Sheets

	May 31, 2019	May 31, 2018
Assets
Current assets:
Cash	$2,612,910	$1,231,445
Restricted cash	853,599	—
Miscellaneous receivables	90,824	—
Prepaid expenses	107,211	227,173
Prepaid service fees	1,704,876	1,862,009

Total current assets	5,369,420	3,320,627
Furniture and equipment, net	29,251	11,228
Intangibles, net	15,475,454	1,567,143

Total assets	$20,874,125	$4,898,998

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$16,239,434	$15,841,859
Accrued liabilities and compensation	1,588,552	757,778
Accrued license fees	208,600	133,600
Accrued interest on convertible notes	212,777	—
Accrued dividends on Series C convertible preferred stock	37,351	—
Convertible notes payable, net	3,586,035	—
Current portion of long-term convertible notes payable	4,200,000	—
Warrant tender offer proceeds held in trust	853,599	—

Total current liabilities	26,926,348	16,733,237
Long-term liabilities:
Convertible notes payable, net	454,568	—
Derivative liability	2,407,269	1,323,732

Total long-term liabilities	2,861,837	1,323,732

Total liabilities	29,788,185	18,056,969
Commitments and Contingencies	—	—
Stockholders’ (Deficit) Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized
Series C convertible preferred stock, $0.001 par value; 5,000 shares authorized; 3,246 issued and outstanding at May 31, 2019	3	—
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at May 31, 2019 and May 31, 2018, respectively	92	92
Common stock, $0.001 par value; 700,000,000 and 375,000,000 shares authorized, 329,554,763 and 216,881,790 issued and 329,395,752 and 216,722,779 outstanding at May 31, 2019 and May 31, 2018, respectively	329,555	216,881
Additional paid-in capital	220,119,856	159,764,611
Accumulated (deficit)	(229,363,407)	(173,139,396)
Less: treasury stock, at par (159,011 shares at $0.001)	(159)	(159)

Total stockholders’ (deficit)	(8,914,060)	(13,157,971)

Total liabilities and stockholders’ (deficit) equity	$20,874,125	$4,898,998

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

	Years ended May 31,
	2019	2018	2017
Operating expenses:
General and administrative	$12,116,743	$7,340,605	$6,758,606
Research and development	42,490,144	38,222,580	20,205,743
Amortization and depreciation	1,245,167	356,128	366,385

Total operating expenses	55,852,054	45,919,313	27,330,734
Operating loss	(55,852,054)	(45,919,313)	(27,330,734)
Other income (expense):
Interest income	4,306	3,620	15,167
Change in fair value of derivative liability	1,666,469	1,690,935	2,164,533
Loss on extinguishment of convertible notes	(1,519,603)	—	—
Interest expense:
Amortization of discount on convertible notes	(1,707,068)	(1,666,017)	—
Amortization of debt issuance costs	(459,085)	(435,609)	—
Interest related to derivative liability	—	—	(540,330)
Inducement interest related to warrant tender offer	(195,927)	(393,685)	—
Inducement interest related to warrant extension	—	(826,252)	(72,437)
Inducement interest related to convertible notes	—	(2,352,045)	—
Interest on convertible notes payable	(950,617)	(251,315)	—

Total interest expense	(3,312,697)	(5,924,923)	(612,767)
Loss before income taxes	(59,013,579)	(50,149,681)	(25,763,801)
Income tax benefit	2,826,919	—	—

Net loss	$(56,186,660)	$(50,149,681)	$(25,763,801)

Basic and diluted loss per share	$(0.21)	$(0.29)	$(0.19)

Basic and diluted weighted average common shares outstanding	272,040,933	174,885,422	138,004,461

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2016	95,100	$95	123,335,634	$123,336	—	$—
Interest expense related to warrant extension	—	—	—	36	—	—
Stock-based compensation	—	—	—	—	—	—
Legal fees in connection with registered offerings	—	—	—	—	—	—
Proceeds from private equity offering ($1.00/share)	—	—	729,500	730	—	—
Proceeds from registered direct offering ($0.75/share)			24,538,994	24,539	—	—
Offering costs related to equity offering	—	—	—	—	—	—
Debt discount related to convertible notes payable	—	—	—	—	—	—
Conversion of Series B Convertible Preferred ($0.50/share)	(3,000)	(3)	40,602	3	—	—
Proceeds from warrant exercise ($0.50/share)	—	—	730,765	730	—	—
Proceeds from warrant exercise ($0.75/share)	—	—	43,332	44	—	—
Cashless exercise of warrants	—	—	49,417	50	—	—
Net (loss) for the year ended May 31, 2017

Balance May 31, 2017	92,100	$92	149,468,244	$149,468	—	$—

Stock-based compensation	—	—	—	—	—	—
Stock issued for board compensation	—	—	—	—	—	—
Stock issued for bonuses and tendered for income tax	—	—	310,526	311	159,011	(159)
Proceeds from private equity offering ($0.50/share)	—	—	35,286,904	35,286	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	25,493,853	25,494	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Proceeds from warrant exercise ($0.50/share)	—	—	6,322,263	6,322	—	—
Offering costs related to warrant tender offer	—	—	—	—	—	—
Debt discount related to convertible notes payable	—	—	—	—	—	—
Interest expense related to warrant extension	—	—	—	—	—	—
Interest expense realted to warrant tender offer	—	—	—	—	—	—
Interest expense related to conversion of notes payable	—	—	—	—	—	—
Net (loss) for the year ended May 31, 2018

Balance May 31, 2018	92,100	$92	216,881,790	$216,881	159,011	$(159)

Acquisition of ProstaGene LLC	—	—	18,658,000	18,658	—	—
Issuance of stock payment shares	—	—	8,342,000	8,342	—	—
Issuance of stock for note payable redemption	—	—	3,756,406	3,757	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	23,629,480	23,629	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	46,975,170	46,976	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Proceeds from private warrant exchange	—	—	11,311,917	11,312	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Inducement interest expense on private warrant exchange	—	—	—	—	—	—
Proceeds from Series C Convertible Preferred offering	3,246	3	—	—	—	—
Dividends on Series C Convertible Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net (loss) for the year ended May 31, 2019

Balance May 31, 2019	95,346	95	329,554,763	329,555	159,011	(159)

CytoDyn Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Additional Paid-In Capital	Accumulated Deficit	Total
Balance May 31, 2016	$107,307,933	$(97,225,914)	$10,205,450
Interest expense related to warrant extension	72,398	—	72,434
Stock-based compensation	1,204,791	—	1,204,791
Legal fees in connection with registered offerings	(280,883)	—	(280,883)
Proceeds from private equity offering ($1.00/share)	728,770	—	729,500
Proceeds from registered direct offering ($0.75/share)	14,019,713	—	14,044,252
Offering costs related to equity offering	(1,804,249)	—	(1,804,249)
Debt discount related to convertible notes payable	91,389	—	91,389
Conversion of Series B Convertible Preferred ($0.50/share)	—	—	—
Proceeds from warrant exercise ($0.50/share)	364,653	—	365,383
Proceeds from warrant exercise ($0.75/share)	32,456	—	32,500
Cashless exercise of warrants	(50)	—	—
Net (loss) for the year ended May 31, 2017	—	(25,763,801)	(25,763,801)

Balance May 31, 2017	$121,736,921	$(122,989,715)	$(1,103,234)

Stock-based compensation	1,290,777	—	1,290,777
Stock issued for board compensation	260,190	—	260,190
Stock issued for bonuses and tendered for income tax	104,394	—	104,546
Proceeds from private equity offering ($0.50/share)	17,608,165	—	17,643,451
Offering costs related to private equity offering	(1,717,597)	—	(1,717,597)
Proceeds from registered direct offering ($0.50/share)	13,585,925	—	13,611,419
Offering costs related to registered direct offering	(857,149)	—	(857,149)
Legal fees in connection with equity offerings	(533,436)	—	(533,436)
Proceeds from warrant exercise ($0.50/share)	3,154,809	—	3,161,131
Offering costs related to warrant tender offer	(85,381)	—	(85,381)
Debt discount related to convertible notes payable	1,645,011	—	1,645,011
Interest expense related to warrant extension	826,252	—	826,252
Interest expense realted to warrant tender offer	393,685	—	393,685
Interest expense related to conversion of notes payable	2,352,045	—	2,352,045
Net (loss) for the year ended May 31, 2018	—	(50,149,681)	(50,149,681)

Balance May 31, 2018	$159,764,611	$(173,139,396)	$(13,157,971)

Acquisition of ProstaGene LLC	11,539,342	—	11,558,000
Issuance of stock payment shares	(8,342)	—	—
Issuance of stock for note payable redemption	1,451,243	—	1,455,000
Proceeds from registered direct offering ($0.50/share)	11,791,110	—	11,814,739
Offering costs related to registered direct offering	(1,129,516)	—	(1,129,516)
Proceeds from private equity offering ($0.50/share)	23,440,608	—	23,487,584
Offering costs related to private equity offering	(2,697,149)	—	(2,697,149)
Offering costs related to debt offering	260,636	—	260,636
Debt discount and issuance costs related to offering	3,059,159	—	3,059,159
Beneficial conversion feature on note payable and relative fair value associated with warrants	3,534,992	—	3,534,992
Proceeds from private warrant exchange	2,955,200	—	2,966,512
Offering costs related to private warrant exchange	(266,986)	—	(266,986)
Inducement interest expense on private warrant exchange	195,927	—	195,927
Proceeds from Series C Convertible Preferred offering	3,083,697	—	3,083,700
Dividends on Series C Convertible Preferred shares	—	(37,351)	(37,351)
Legal fees in connection with equity offerings	(242,771)	—	(242,771)
Stock-based compensation	3,388,095	—	3,388,095
Net (loss) for the year ended May 31, 2019	—	(56,186,660)	(56,186,660)

Balance May 31, 2019	220,119,856	(229,363,407)	(8,914,060)

See accompanying notes to consolidated financial statements

CytoDyn Inc.

Consolidated Statements of Cash Flows

	Years ended May 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(56,186,660)	$(50,149,681)	$(25,763,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,245,167	356,128	366,385
Amortization of debt issuance costs	459,085	435,609	—
Amortization of discount on convertible notes	1,707,068	1,666,017	—
Loss on extinguishment of convertible notes	1,519,603	—	—
Deferred income tax benefit	(2,826,919)	—	—
Inducement interest expense	195,927	—	72,437
Interest expense associated with warrant extension	—	826,252	—
Interest expense association with warrant tender offer	—	393,685	—
Interest expense associated with conversion of notes	—	2,352,045	—
Interest expense associated with derivative liability	—	—	540,330
Interest expense associated with accretion of convertible notes payable	512,594	—	—
Change in fair value of derivative liability	(1,666,469)	(1,690,935)	(2,164,533)
Stock-based compensation	3,388,095	1,290,777	1,204,791
Changes in current assets and liabilities:
Decrease (increase) in miscellaneous receivables	(90,824)	—	—
Decrease (increase) in prepaid expenses	(464,201)	2,256,173	(2,492,789)
Increase (decrease) in accounts payable and accrued expenses	1,741,370	12,365,959	1,504,712

Net cash used in operating activities	(50,466,164)	(29,897,971)	(26,732,468)

Cash flows from investing activities:
Furniture and equipment purchases	(25,731)	—	(11,114)
Intangibles	(19,553)	—	—

Net cash used in investing activities	(45,284)	—	(11,114)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	38,268,839	25,224,212	19,133,755
Proceeds from sale of preferred stock	3,083,700	—	—
Proceeds from warrant exercises	—	3,161,131	397,883
Proceeds from convertible notes payable	15,460,000	4,888,500	1,150,000
Payment of offering costs	(4,336,426)	(3,558,789)	(1,804,249)
Payment of debt issuance costs	(583,200)	—	—
Payment of payroll taxes related to tender of common stock
for income tax withholding	—	(102,064)	—
Repayment of principal and interest on convertible note	—	(259,157)	—
Proceeds from warrant tender offer in process—held in trust	853,599	—	—

Net cash provided by financing activities	52,746,512	29,353,833	18,877,389

Net change in cash	2,235,064	(544,138)	(7,866,193)
Cash, beginning of period	1,231,445	1,775,583	9,641,776

Cash, end of period	$3,466,509	$1,231,445	$1,775,583

CytoDyn Inc.

Consolidated Statements of Cash Flows

	Years ended May 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	—	$9,157	—

Non-cash investing and financing transactions:
Accrued interest converted into note payable	$225,245	—	—

Accrued dividends on Series C Convertible Preferred stock	$37,351	—	—

Common stock issued for acquisition of ProstaGene LLC	$11,558,000	—	—

Derivative liability associated with convertible notes payable	$2,750,006	—	—

Beneficial conversion feature and fair value of warrant issued with note payable	$3,534,992	—	—

Debt discount associated with convertible notes payable	$3,059,159	$1,574,628	$91,389

Financing costs associated with investor warrants	—	—	$819,200

Common stock issued in connection with an employment agreement	$8,342	—	—

Common stock issued for accrued bonus compensation	—	$214,263	—

Common stock issued for board compensation	—	$260,190	—

Common stock issued for conversion redemption	$1,455,000	—	—

Common stock issued upon conversion of convertible debt	—	$5,788,500	—

Common stock issued for accrued interest payable	—	$242,158	—

Financing costs associated with placement agent warrants	$260,636	$70,383	—

Derivative liability associated with warrants	—	—	$5,179,200

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2019

Note 1 – Organization

CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (its previous name) and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a clinical-stage biotechnology company developing innovative treatments for multiple therapeutic indications based on leronlimab, a novel humanized monoclonal antibody targeting the CCR5 receptor. CCR5 appears to play a key role in the ability of Human Immunodeficiency Virus (“HIV”) to enter and infect healthy T-cells. The CCR5 receptor also appears to be implicated in human metastasis and in immune-mediated illnesses such as graft-vs-host disease (“GvHD”) and Non-Alcoholic Steatohepatitis (“NASH”). The Company’s lead product candidate, leronlimab, belongs to a class of HIV therapies known as entry inhibitors. These therapies block HIV from entering into and infecting certain cells.

The Company has developed a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and GvHD. In addition, we are expanding the clinical focus with leronlimab to include the evaluation in certain cancer and immunological indications where CCR antagonism has shown initial promise.

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

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2019 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or earnings per shares.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $56,186,660, $50,149,681 and $25,763,801 for the years ended May 31, 2019, May 31, 2018, and May 31, 2017, respectively, and has an accumulated deficit of $229,363,407 as of May 31, 2019. These factors, among several others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidate, obtain U.S. Food and Drug Administration (the “FDA”) approval, outsource manufacturing of the product candidate, and ultimately achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development activities related to its product candidate, and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced, nor does it expect to experience any losses related to these balances. Balances in excess of federally insured limits at May 31, 2019 and May 31, 2018 approximated $3.3 million and $1.1 million, respectively, which included restricted cash of approximately $0.9 million and $-0-, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the years ended May 31, 2019, May 31, 2018, and May 31, 2017. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for commercial use by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a BLA, that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of May 31, 2019 and May 31, 2018, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 Inventory.

Fair Value of Financial Instruments

At May 31, 2019 and May 31, 2018, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables (e.g., interest rate, security price, variable conversion rate or other variables), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. The Company follows the provisions of ASC 815, Derivatives and Hedging as their instruments are recorded as a derivative liability, at fair value, and ASC 480, Distinguishing Liabilities from Equity as it relates to warrant liability, with changes in fair value reflected in income.

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of May 31, 2019 and May 31, 2018 is as follows:

	Fair Value Measurement at		Fair Value Measurement at
	May 31, 2019 (1)		May 31, 2018 (1)
	Using		Using
	Level 3	Total	Level 3	Total
Liabilities:
Derivative liability - warrants	$2,005,137	$2,005,137	$—	$—
Derivative liability - convertible note redemption provision	402,132	402,132	1,323,732	1,323,732

Total liability	$2,407,269	$2,407,269	$1,323,732	$1,323,732

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of May 31, 2019 and May 31, 2018.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from inception to May 31, 2019:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(3,855,468)

Balance at May 31, 2018	1,323,732
Inception date value of redemption provisions	2,750,006
Fair value adjustments - convertible notes	(744,869)
Fair value adjustments - warrants	(921,600)

Balance at May 31, 2019	$2,407,269

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

Common Stock

On June 7, 2018, at a special meeting of the Company’s stockholders, a proposal was approved to increase the total number of authorized shares of common stock of the Company from 375,000,000 to 450,000,000. On November 8, 2018, at the 2018 Annual Meeting of Stockholders, a proposal was approved to increase the total number of authorized shares of common stock of the Company from 450,000,000 to 600,000,000. Subsequently, on May 22, 2019, at a special meeting of stockholders, a proposal was approved to increase the total number of authorized shares of common stock of the Company from 600,000,000 to 700,000,000.

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of May 31, 2019, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock and 5,000 shares of Series C convertible preferred stock, of which 92,100 shares and 3,246 shares, respectively, were outstanding. The remaining preferred shares authorized have no specified rights.

Treasury Stock

Treasury stock purchases are accounted for under the par value method, whereby the cost of the acquired stock is recorded at par value. As of the year ended May 31, 2019, the Company has purchased a total of 159,011 shares of $0.001 par value treasury stock.

Debt Discount

During the years ended May 31, 2019, May 31, 2018 and May 31, 2017, the Company incurred approximately $4.2 million, $1.5 million, and $92,000, respectively, of debt discount related to the issuance of short-term convertible promissory notes issued with detachable warrants, as described in Note 4. The discount was amortized over the life of the convertible promissory notes and the Company recognized approximately $1.7 million, $1.6 million, and $-0-, of related amortization expense for the years ended May 31, 2019, May 31, 2018 and May 31, 2017, respectively.

Debt Issuance Costs

During the years ended May 31, 2019 and May 31, 2018, the Company incurred direct costs associated with the issuance of short-term convertible promissory notes, as described in Note 4, and recorded approximately $1.0 million and $0.4 million, respectively, of debt issuance costs. The Company recognized approximately $0.5 million, $0.4 million, and -0- of related amortization expense for the years ended May 31, 2019, May 31, 2018 and May 31, 2017, respectively.

Offering Costs

During the years ended May 31, 2019, May 31, 2018 and May 31, 2017, the Company incurred approximately $4.3 million, $3.5 million, and $1.8 million respectively, in direct incremental costs associated with the sale of equity securities. The offering costs were recorded as a component of equity upon receipt of the proceeds, as fully described in Notes 10 and 11.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 178,591,849, 132,385,269; and 77,859,626 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended May 31, 2019, May 31, 2018 and May 31, 2017, respectively. As of May 31, 2019 shares of Series C and Series B convertible preferred stock in the aggregate of 95,346 shares can potentially convert into 7,413,000 shares of common stock.

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

In accordance with Section 15 of the Internal Revenue Code, we utilized a federal statutory rate of 21% for our fiscal 2019 tax year. The net tax expense for the year ended May 31, 2019, is a benefit of $2.8 million. The Company has a full valuation allowance as of May 31, 2019, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

Note 3 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”) (including its EITF), the American Institute of Certified Public Accountants and the U.S. Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, FASB issued Accounting Standards Update (“ASU”) No. 2018-13 “Fair Value Measurement (Topic 820) Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this Update provides guidance that remove, modify and add to the disclosure requirements related to fair value measurements. The guidance removes the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 assets, the policy for timing and transfers between levels and the valuation process for Level 3 fair value measurements. The guidance modifies disclosure requirements for investments in certain entities that calculate net asset value and clarifies the purpose of the measurement uncertainty disclosure. The guidance adds requirements to disclose changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurements and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2018, FASB issued ASU No. 2018-07 “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share Based Payment Accounting”. The amendments in this Update expand the scope of stock compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance in this Update does not apply to transactions involving equity instruments granted to a lender or investor that provides financing to the issuer. The guidance is effective for fiscal years beginning after December 31, 2018 including interim periods within the fiscal year. The Company is currently assessing the impact this Update may have on its consolidated financial statements.

In March 2018, FASB issued ASU No. 2018-05 “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this Update add various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).” The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU No. 2017-13, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20 and ASU No. 2019-01 (collectively, Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The guidance will become effective for us beginning in the first quarter of 2020. The modified retrospective transition approach is required. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Note 4 – Convertible Instruments

Series C Convertible Preferred Stock

On March 20, 2019, the Company authorized 5,000 shares and issued 3,246 shares of Series C, $0.001 par value Convertible Preferred Stock (“Series C Preferred Stock”) at $1,000.00 per share for cash proceeds totaling $3,083,700 net of placement agent fees of $162,300, of which 3,246 shares remain outstanding at May 31, 2019. The Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, at the option of the holder, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be paid, prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Stated Value and the amount of any accrued and unpaid dividends. The holders of the Series C Preferred Stock will then receive distributions along with the holders of common stock on a pari passu basis according to the number of shares of common stock the Series C Preferred holders would be entitled if they converted their shares of Series C Preferred Stock at the time of such distribution. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of May 31, 2019, the accrued dividends were approximately $65,000 or 130,000 shares of common stock.

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B, $0.001 par value Convertible Preferred Stock (“Series B Preferred Stock”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at May 31, 2019. Each share of the Series B Preferred Stock is convertible into ten shares of the Company’s $0.001 par value common stock, including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to common shares provided the Company has sufficient authorized common shares at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B Preferred Stock was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B Preferred Stock holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B Preferred Stock holders when declared by the board of directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B Preferred Stock holders have no voting rights. As of May 31, 2019 and May 31, 2018, the undeclared, accrued dividends were approximately $216,000 or 432,000 shares of common stock and approximately $199,000 or 387,000 shares of common stock, respectively.

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

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the 2018 Short-term Convertible Notes and a corresponding increase to additional paid-in capital was amortized over the term of the 2018 Short-term Convertible Notes. The Company incurred debt discount of approximately $1.6 million related to the beneficial conversion feature and detachable warrants issued with the notes during the year ended May 31, 2018. Accordingly, the Company recognized approximately $-0- and $1.6 million of non-cash debt discount during the year ended May 31, 2019 and May 31, 2018, respectively. In connection with the 2018 Short-term Convertible Notes, the Company incurred direct issuance costs of approximately $0.4 million during the year ended May 31, 2018. The issuance costs were amortized over the term of the 2018 Short-term Convertible Notes and accordingly the Company recognized approximately $-0- and $0.4 million of debt issuance costs during the years ended May 31, 2019 and May 31, 2018, respectively. On January 31, 2018, in connection with a registered direct equity offering, as fully described in Note 11, the 2018 Short-term Convertible Notes in an aggregate principal amount of $5,788,500, plus accrued unpaid interest of approximately $243,000 were sold for 12,062,728 shares of common stock. The 2018 Short-term Convertible Note investors also received warrants to purchase 7,718,010 shares of common stock. The securities were sold at a combined purchase price of $0.50 per share of common stock and related warrants, for aggregate gross proceeds to the Company of approximately $6.0 million. The Company repaid one 2018 Short-term Convertible Note, including accrued interest in the aggregate of approximately $259,000. During the years ended May 31, 2019 and May 31, 2018, the Company recognized approximately $-0- and $75,000, of interest expense related to the note.

Activity related to the 2018 Short-term Convertible Notes was as follows:

2018
Face amount of Short-Term Convertible Notes	$6,038,500

Unamortized discount	—
Registered direct offering	(5,788,500)
Note repayment	(250,000)

Carrying value of Short-term Convertible Notes	$—

2019 Short-term Convertible Notes

During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. The principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes bear simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment dates, the Company determined that the conversion feature related to these 2019 Short-term Convertible Notes to be beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock on the commitment dates and the effective conversion price after discounting the 2019 Short-term Convertible Notes for the fair value of the related warrants. In connection with the sale of the 2019 short-term Notes, detachable common stock warrants to purchase a total of 5,460,000 common shares, with an exercise price of $0.30 per share and a five-year term were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2018 - 2019
Expected dividend yield	0%
Stock price volatility	55.8 - 55.88%
Expected term	5 year
Risk-free interest rate	2.48 - 2.56%
Grant-date fair value	$0.30 - $0.38

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the 2019 Short-term Convertible Notes and a corresponding increase to additional paid-in capital and will be amortized over the life of the 2019 Short-term Convertible Notes. In connection with the 2019 Short-term Convertible Notes, the placement agent earned a “tail fee” comprised of warrants covering 972,000 shares of common stock and a cash fee of $583,200. The placement agent warrants are exercisable at a price of $0.50 per share and will expire five years from the date of issuance and include a cashless exercise provision. During the year ended May 31, 2019, and in connection with the 2019 Short-term Convertible Notes, the Company incurred debt discount and issuance costs of approximately $3.0 million, related to the beneficial conversion feature and detachable warrants issued with the 2019 Short-term Convertible Notes and approximately $0.8 in issuance costs. The debt discount and issuance costs will be amortized over the term of the 2019 Short-term Convertible Notes. Accordingly, the Company recognized approximately $1.7 million and $0.5 million of debt discount and issuance costs, respectively, during the year ended May 31, 2019. Activity related to the 2019 Short-term Convertible Notes was as follows:

	May 31, 2019	May 31, 2018
Face value of Short-term convertible Notes	$5,460,000	$—

Unamortized discount	(1,469,625)	—
Unamortized issuance costs	(404,340)	—

Carrying value of Short-term Convertible Notes	$3,586,035	$—

The Company recognized approximately $213,000 and $-0- of interest expense during the years ended May 31, 2019 and May 31, 2018, respectively.

Long-term Convertible Notes - June 2018 Note

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

During the twelve months ended May 31, 2019 and May 31, 2018, the Company recognized approximately $386,000 and $-0-, of interest expense related to the June 2018 Note. During the twelve months ended May 31, 2019, the Company received redemption notices from the holder of the Company’s June 2018 Note, requesting an aggregate redemption of $1,455,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 3,756,406 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the outstanding balance of the convertible June 2018 Note, including accrued but unpaid interest, was approximately $4.5 million.

Long-term Convertible Notes - January 2019 Note

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

$5,000,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the years ended May 31, 2019 and May 31, 2018, the Company recognized approximately $126,000 and $-0-, respectively, of interest expense related to the January 2019 Note.

Activity related to the June 2018 Note and the January 2019 Note is as follows:

	Short Term	Long Term	Total
June 2018 Note	$2,100,000	$3,600,000	$5,700,000
Monthly redemption provision	2,100,000	(2,100,000)	—
Note amendment, net	—	111,410	111,410
Redemptions	—	(1,455,000)	(1,455,000)
Interest accretion - June 2018 and January 2019 Notes	—	298,158	298,158

Carrying value of Notes at May 31, 2019	$4,200,000	$454,568	$4,654,568

Note 5—Derivative Liabilities

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

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, May 31, 2018 and May 31, 2019:

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,333,334	$5,179,200
Balance May 31, 2018	7,733,334	1,323,732
Balance May 31, 2019	7,733,334	$402,132

Changes in the fair value of the derivative liability are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the years ended May 31, 2019, May 31, 2018, and May 31, 2017, the Company recognized a net, non-cash gain of approximately $0.9 million, $1.7 million and $2.2 million, respectively, due to the changes in the fair value of the liability associated with such classified warrants. ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice Model.

The Company estimated the fair value of the warrant derivative liability as of inception, May 31, 2018 and May 31, 2019, using the following assumptions:

	September 15,	May 31,	May 31,
	2016	2018	2019
Fair value of underlying stock	$0.78	$0.49	$0.39
Risk free rate	1.20%	2.63%	1.94%
Expected term (years)	5	3.3	2.29
Stock price volatility	106%	64%	61%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

As described in Note 4 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019 and May 31, 2019:

	November 15, 2018	January 30, 2019	May 31, 2019
			June Note	January Note
Fair value of underlying stock	$0.57	$0.49	$0.39	$0.39
Risk free rate	2.78%	2.52%	2.21%	1.95%
Expected term (in years)	1.61	2	1.07	1.67
Stock price volatility	58.8%	61%	62.2%	62.2%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%

The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and May 31, 2019:

		Derivative Liability
	Net Proceeds	Inception Date	May 31, 2019
Inception date June 2018 Note, November 15, 2018	$5,000,000	$1,284,988	$847,103
Inception date January 2019 Note, January 30, 2019	5,000,000	1,465,008	1,158,034

			$2,005,137

The Company recognized approximately $745,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision between the inception date and May 31, 2019.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at May 31, 2019, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. At the annual meeting of stockholders held on August 24, 2017, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock. At a special meeting of stockholders held on May 22, 2019, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 15,000,000 to 25,000,000 shares of common stock. As of May 31, 2019, the Company had 10,374,144 shares available for future stock-based grants under the 2012 Plan, as amended.

Stock Options

During the year ended May 31, 2019, the Company granted annual stock option awards to directors to purchase a total of 1,219,726 shares of common stock with an exercise prices ranging between $0.49 and $0.57 per share. These option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these options ranged from $0.29 per share to $0.31 per share.

During the year ended May 31, 2019, the Company granted, to executive management and employees, stock options covering an aggregate of 3,715,000 shares of common stock, with exercise prices ranging between $0.48 and $0.57 per share. The option awards vest annually over three years, except for one award covering 950,000 shares, which vests ratably by month over 24 months. All awards have a ten-year term and grant date fair values ranging from $0.26 per share to $0.41 per share.

On January 4, 2019, in connection with the resignation of a director, the Company’s Board of Directors approved the acceleration of all outstanding unvested stock options held by the director, to vest immediately upon the effectiveness of his resignation and to retain the stock options’ exercise period through their respective expiration date. Stock options covering 1,145,834 shares of common stock were subject to acceleration. The other terms of the accelerated stock options remained otherwise unchanged. In addition, the expiration terms of certain other previously awarded stock options covering an aggregate of 150,000 shares common stock were extended from five years to 10 years. The other terms of the extended stock options remained otherwise unchanged.

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

During the year ended May 31, 2019, in connection with a private equity offering, as fully described in Note 10, the Company issued warrants covering a total of 23,487,585 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share. In connection with this offering, the Company also issued warrants covering 4,446,917 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

During the year ended May 31, 2019 the Company issued compensable warrants covering an aggregate of 300,000 shares of common stock to consultants. The warrants have a five-year term, an exercise price of $0.56 per share and a grant date fair value of $0.30 per share. In addition the Company issued a warrant covering 500,000 shares of common stock to a director. The warrant has a ten-year term, an exercise price of $0.51 per share and a grant date fair value of $0.28 per share.

During the year ended May 31, 2019 in connection with the offering of 2019 Short-term Convertible Notes, as fully described in Note 4, the Company issued warrants covering a total of 5,460,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.30 per share. In connection with this offering, the Company also issued warrants covering 972,000 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

On January 31, February 7 and February 13, 2019, in connection with a registered direct equity offering, the Company issued warrants covering a total of 5,364,240 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share. In connection with this offering, the Company also issued warrants covering 965,563 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

During the year ended May 31, 2019, in connection with a Secured Convertible Promissory Note, the Company issued warrants covering a total of 5,000,000 shares of common stock to an investor. The investor warrants have a five-year term and an exercise price of $0.30 per share.

During the year ended May 31, 2019, in connection with the issuance of Series C Convertible Preferred Stock, the Company issued warrants covering a total of 3,895,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share. In connection with this offering, the Company issued warrants to two lead investors covering an aggregate of 1,000,000 shares of common stock. The lead investor warrants have a five-year term, and an exercise price of $0.50 per share.

On April 5, 2019 and April 15, 2019, in connection with a registered direct equity offering, as fully described in Note 11, the Company issued warrants covering 5,465,500 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share. In connection with the registered direct offering, the Company also issued warrants covering 938,790 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.50 per share.

Compensation expense related to stock options and warrants for the fiscal years ended May 31, 2019, May 31, 2018 and May 31, 2017 was approximately $3.4 million, $1.3 million and $1.2 million, respectively. The grant date fair value of options and warrants vested during the fiscal years ended May 31, 2019, May 31, 2018 and May 31, 2017 was approximately $2.1 million, $1.4 million and $0.9 million, respectively. As of May 31, 2019, there was approximately $4.3 million of unrecognized compensation expense related to share-based payments for unvested options, with is expected to be recognized over a weighted-average period of approximately 2.41 years.

The following table represents stock option and warrant activity for the year ended May 31, 2019:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Shares	Exercise Price	in Years	Intrinsic Value
Options and warrants outstanding - May 31, 2018	132,385,269	$0.80	3.78	$3,673

Granted	64,834,121	$0.57	—	—
Exercised	(7,541,279)	$0.40	—	—
Forfeited/expired/cancelled	(11,086,262)	$0.81	—	—

Options and warrants outstanding - May 31, 2019	178,591,849	0.71	3.75	896,400

Outstanding exercisable - May 31, 2019	175,116,515	$0.71	3.66	$896,400

Note 7 – Acquisition of patents and intangibles

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in ASC 805 “Business Combinations” to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of May 31, 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2031 and 2038, respectively, in various countries.

On November 16, 2018, the Company completed the acquisition of substantially all of the assets of ProstaGene, LLC (“ProstaGene”), a biotechnology start-up company, which included patents related to clinical research, a proprietary CCR5 technology for early cancer diagnosis, and a noncompetition agreement with ProstaGene’s founder and Chief Executive Officer, Richard G. Pestell, M.D., Ph.D. The Company accounted for the ProstaGene acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets retained from ProstaGene do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the proprietary technology and patents) and, thus, is not considered a business. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs. The acquisition of ProstaGene’s assets expands the Company’s clinical development of leronlimab (PRO 140) into cancer indications and potential commercialization of certain cancer diagnostic tests. The aggregate purchase price paid for the ProstaGene acquisition was $11,558,000 based on the issuance of 20,278,000 shares of the Company’s common stock at $0.57 per share, including 1,620,000 shares earned, but not yet issued, by the investment bank for advisory services. In connection with the purchase, the Company entered into a Stock Restriction Agreement (the “Stock Restriction Agreement”), restricting the transfer of 8,342,000 shares of common stock payable to Dr. Pestell for a three-year period from the closing date of the ProstaGene transaction (the “Restricted Shares”). In the event Dr. Pestell’s employment with the Company is terminated, as defined in Dr. Pestell’s employment agreement with the Company, the Company will have an option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The Restricted Shares will vest and be released from the Stock Restriction Agreement in three equal annual installments commencing one year after the closing date of the acquisition of ProstaGene.

A summary of the net purchase price and allocation to the acquired assets is as follows:

Prostagene LLC
CytoDyn Inc. Equity	$11,558,000
Acquisition Expenses	741,297
Release of Deferred Tax Asset	2,826,919

Total Cost of Acquisition	$15,126,216

Intangible Assets	$15,126,216
Other	—

Allocation of Acquisition Costs	$15,126,216

Assets acquired from ProstaGene include (1) patents issued in the United States and Australia related to “Prostate Cancer Cell Lines, Gene Signatures and Uses Thereof” and “Use of Modulators of CCR5 in the Treatment of Cancer and Cancer Metastasis,” (2) an algorithm used to identify a 14-gene signature to predict the likelihood and severity of cancer diagnoses, and (3) a noncompetition agreement in connection with an employment agreement with Dr. Pestell as Chief Medical Officer of the Company. The fair value of the assets acquired approximates the consideration paid. The Company did not assume any liabilities. The fair value of the technology acquired is identified using the Income Approach. The fair value of the patents acquired is identified using the Cost to Reproduce Method. The fair value of noncompetition agreement acquired is identified using the Residual Value Method. Goodwill is not recorded as the transaction represents an asset acquisition in accordance with ASU 2017-01. Acquisition costs for asset acquisitions are capitalized and included in the total cost of the transaction. In addition, pursuant to ASC 805, the net tax effect of the deferred tax liability arising from the book to tax basis differences is recorded as a cost of the acquisition

As of May 31, 2019, the Company has recorded and is amortizing $4,600,000 of intangible assets in the form of patents attributable to the PRO 140 acquisition and the ProstaGene transaction. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition dates, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2031 and 2038, respectively, in various countries.

The following presents intangible assets activity, inclusive of patents:

	May 31, 2019	May 31, 2018
Gross carrying amounts	$3,500,000	$3,500,000
Intangible asset acquisition:
Prostagene, LLC	15,126,216	—
Website development costs	19,553
Accumulated amortization	(3,170,315)	(1,968,846)

Total amortizable intangible assets, net	15,475,454	1,531,154
Patents currently not amortized	—	35,989

Carrying value of intangibles, net	$15,475,454	$1,567,143

Amortization expense related to all intangible assets was approximately $1,237,000 for the fiscal year ended May 31, 2019 and approximately $350,000 for each of the fiscal years ended May 31, 2018 and May 31, 2017. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated to be approximately $2 million per year for the next two years, approximately $1.7 million the following year, and approximately $1.4 million for the next year and $1.2 million for the following year.

Note 8 – License Agreements

The Company has a license agreement with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new PRO 140 material. The Company accrues an annual license fee of £300,000 (approximately US$365,000 utilizing current exchange rates), which is payable annually in December. The December 2018 payment date was extended to April 15, 2019 and the December 2017 date payment was extended to March 15, 2018. Future annual license fees and royalty rate will vary depending on whether the Company manufactures PRO 140, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 2% of net sales when the Company commences their first commercial sale, which will continue as long as the license agreement is maintained.

Note 9 – Commitments and Contingencies

Under the Progenics Purchase Agreement, the Company acquired rights to the HIV viral-entry inhibitor drug candidate PRO 140, a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and FDA regulatory filings. In connection with purchase, the Company has one remaining milestone payment of $5.0 million, which will become due at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140. In addition, the Company will incur royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis.

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

Payments to the third-party licensor and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to the Company in the Progenics Purchase Agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement the Company has paid various milestone obligations, with two remaining milestone payments of $0.5 million each, one payment of $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body and a second payment of $0.5 million, which will become due upon FDA approval or approval by another non-U.S. equivalent regulatory body. In addition, the Company will incur royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 or until annual royalties paid exceed that amount. To the extent the remaining milestone payment and royalties are not timely made, under the terms of the PDL License, AbbVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder. As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to PDL, Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. In April 2019 the Company delivered to Samsung a purchase order for $33 million worth of process validation and technology transfer services related to the manufacture of leronlimab, with payments by the Company scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount of the purchase order. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which the Company will provide to Samsung. The first forecast will be delivered to Samsung by March 31, 2020. Thereafter, the Company must provide Samsung with a rolling quarterly forecast setting forth the total quantity of commercial grade leronlimab that the Company expects to require in the following years. The Company estimates that initial ramp-up costs to manufacture commercial grade leronlimab at scale could total approximately $60 million, with approximately $30 million payable over the course of calendar 2020, and approximately $30 million payable in the first quarter of 2021. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement. The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two year periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and the Company may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

In addition to our manufacturing agreement with Samsung, the Company also previously entered into an arrangement with another third party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that the Company terminates the agreement with this manufacturer, the Company may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $8.3 million. These amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.

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

In connection with the November 24, 2017 Offer to amend and exercise certain eligible warrants at a reduced exercise price of $0.50 per share of common stock, on March 23, 2018, the Company issued 2,470,585 shares of common stock to warrant holders who participated in the Offer, in exchange for their eligible warrants, in a private securities offering.

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

During the year ended May 31, 2019, the Company conducted private equity offerings (the “Equity Offerings”), in which accredited investors purchased unregistered common stock at $0.50 per share with warrant coverage of 50% based on the number of shares of common stock purchased. Pursuant to the Equity Offerings, the Company sold a total of 46,975,170 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $23.5 million and issued five-year warrants covering 23,487,585 shares of common stock. In conjunction with the Equity Offerings, the Company paid an aggregate cash fee of approximately $2.7 million to the placement agent and issued warrants covering an aggregate of 4,446,917 shares of common stock to the placement agent as additional compensation.

On May 8, 2019, the Company entered into a private warrant exchange in which accredited investors purchased unregistered common stock at the lower of the stated exercise price on their warrant or $0.40 per share of common stock. The Company sold 7,541,279 shares of common stock, as well as 3,770,638 additional shares as an inducement to exercise their warrants, for a total of 11,311,917 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $3.0 million. In conjunction with the private warrant exchange, the Company incurred a non-cash inducement interest expense of approximately $0.2 million and paid an aggregate cash fee of approximately $0.3 million to the placement agent.

Note 11—Registered Direct Equity Offerings

On June 15, 2018, the Company entered into subscription agreements with certain investors for the sale of 1,970,000 shares of common stock at a purchase price of $0.50 per shares in a registered direct offering (the “June 2018 Offering”), pursuant to a registration statement on Form S-3. The investors in the June 2018 Offering also received warrants to purchase 1,970,000 shares of common stock with an exercise price of $0.75 per share and a five-year term. The Company received net proceeds from the June 2018 Offering of approximately $0.9 million. In addition, the placement agent received warrants covering 133,600 shares of common stock (or 8% of total shares sold to investors) with a per share exercise price of $0.55, a five-year term and include a cashless exercise provision.

Between January 31, 2019 and February 13, 2019 the Company entered into subscription agreements with certain investors for the sale of 10,728,480 shares of common stock at a purchase price of $0.50 per share in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 5,364,240 shares of common stock with an exercise price of $0.50 per share and a five-year term. The Company received net proceeds from the offering of approximately $4.8 million. In addition, the placement agent received warrants covering 965,563 shares of common stock (or 9% of total shares sold to investors) with a per share exercise price of $0.50 and a five-year term and included a cashless exercise provision.

On April 5, 2019 and April 15, 2019, the Company entered into subscription agreements with certain investors for the sale of 10,931,000 shares of common stock at a purchase price of $0.50 per share in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 5,465,500 shares of common stock with an exercise price of $0.50 per share and a five-year term. The Company received net proceeds from the offering of approximately $5.0 million. In addition, the placement agent received warrants covering 938,790 shares of common stock (or 9% of the total shares sold to investors) with a per share exercise price of $0.50 and a five-year term and included a cashless exercise provision.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the year ended May 31, 2019, May 31, 2018 and May 31, 2017, the Company incurred an expense of approximately $111,000, $61,000 and $40,300, respectively, for qualified non-elective contributions.

Note 13 – Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Other than approximately a $2.8 million benefit from a basis difference in the acquired assets of ProstaGene, due to the valuation allowance for deferred tax assets, as noted below, there was no other net deferred tax benefit or expense for the periods ended May 31, 2019, May 31, 2018 and May 31, 2017.

Reconciliation of the federal statutory income tax rate of 21% for the year ended May 31, 2019,the federal statutory blended rate of 28.6% for the year ended May 31, 2018 and the federal statutory rate of 34% for the year ended May 31, 2017, to the effective income tax rate is as follows for all periods presented:

	2019	2018	2017
Income tax provision at statutory rate:	21.0%	28.6%	34.0%
State income taxes net	—	—	—
Rate Change	—	(34.8)	—
Loss on debt extinguishment	(0.5)	—	—
Derivative gain/loss	0.6	1.0	2.8
Valuation allowance release from Asset Acquisition	4.8	—	—
Non-deductible debt issuance costs	—	(0.2)	—
Non-deductible interest on conversion	(0.3)	(0.1)	—
Inducement charge	(0.1)	(2.0)	(1.0)
Other	—	(1.1)	—
Miscellaneous	—	(0.1)	(0.1)
Current year credits generated	—	4.4	—
Credit carry forward generated (released)	(3.8)	4.1	—
Valuation allowance	(16.9)	0.3	(35.7)

	4.8%	0%	0%

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2019 and 2018:

	2019	2018
Deferred tax asset (liability) non-current:
Net Operating Loss	39,996,561	29,230,279
Credits	2,062,692	4,260,470
ASC 718 Expense on NQO’s	3,628,085	2,916,585
Charitable Contribution - Carry forward	—	—
Accrued Expenses	251,293	117,880
Fixed Assets	(340)	174
Amortization	329,360	139,875
Capitalized Debt Issuance Costs	—	—
Debt Discount	(308,621)	—
Basis difference in acquired assets	(2,826,919)	—
Valuation allowance	(43,132,111)	(36,665,263)

	—	—

Noncurrent asset	43,132,111	36,665,263
Valuation Allowance	(43,132,111)	(36,665,263)

	—	—

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

At May 31, 2019, May 31, 2018 and May 31, 2017 the Company had available net operating loss carry forwards of approximately $190.5 million, $139.2 million and $95.6 million, respectively, which expire beginning in 2023.

The Company’s income tax returns remain subject to examination by all tax jurisdictions for tax years ended May 31, 2015 through 2018.

Note 14 – Related Party Transactions

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

On November 16, 2018, the Company closed its acquisition of ProstaGene assets, as described in Note 7. In connection with the closing of the acquisition, the Company hired Dr. Pestell as its Chief Medical Officer. As previously disclosed by the Company, Dr. Pestell is the holder of approximately 77.2% of the outstanding equity interests in ProstaGene and consequently holds an indirect interest in approximately (i) 8,611,427 of 13,258,000 shares of the Company’s common stock and (ii) 4,171,013 of 5,400,000 shares of common stock, currently held in escrow for the benefit of ProstaGene and its members, which are subject to forfeiture to satisfy certain indemnity obligations of ProstaGene and will be released ratably every six months over the eighteen-month period following the closing date. In addition, as specified in a Stock Restriction Agreement with the Company entered into on the closing date, 8,342,000 additional shares of common stock previously distributed to Dr. Pestell in the ProstaGene acquisition are currently subject to transfer restrictions and forfeiture obligations, subject to certain continuing employment obligations of Dr. Pestell, which will vest ratably each year over the three-years period following the closing date.

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

On May 8, 2019, Dr. David F. Welch entered into Exercise Agreements for warrants beneficially owned by him, covering an aggregate of 1,651,281 shares of common stock and 825,640 additional shares. Additionally, Michael A. Klump entered into Exercise Agreements for warrants beneficially owned by him, covering an aggregate of 3,625,000 shares of common stock and 1,812,499 additional shares. Dr. Welch and Mr. Klump are members of the Company’s board of directors and participated on terms identical to those applicable to other investors.

The Audit Committee of the Board of Directors reviews and approves all related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 15 – Subsequent Events

On May 14, 2019, the Company commenced the June 2019 Tender Offer, offering the holders of such warrants the opportunity to amend and exercise their warrants at the lower of the warrant exercise price or $0.40 per share in exchange for which the Company would issue participating holders an additional 50% of the number of shares issuable upon exercise of their original warrants. The terms and conditions of the June 2019 Tender Offer were included in the Company’s Schedule TO-I filed with the SEC on May 14, 2019. The June 2019 Tender Offer closed on June 12, 2019 with net proceeds of approximately $8.3 million after the payment of placement agent fees of approximately $0.8 million.

From June 3, 2019 to July 26, 2019, the Company received four redemption notices from the holder of the Company’s convertible note, requesting redemptions in the aggregate amount of $655,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued 1,984,769 shares of Common Stock to the note holder in accordance with the terms of the convertible note. Following the redemptions, the outstanding balance of the convertible note, including accrued but unpaid interest, was approximately $4.2 million.

In connection with the Company’s warrant tender offer (the “June 2019 Tender Offer”) which closed on June 12, 2019, Dr. Scott A. Kelly validly tendered warrants beneficially owned by him, covering an aggregate of 50,000 shares of common stock, and received 25,000 additional shares of common stock. Additionally, two entities affiliated with Carl C. Dockery, a director of the Company, validly tendered warrants beneficially owned by him, covering an aggregate of 1,425,000 shares of common stock, and received 712,500 additional shares. Dr. Kelly and Mr. Dockery are members of the Company’s board of directors and participated on terms identical to those applicable to other participating warrant holders.

On June 11, 2019, the Compensation Committee of the board of directors approved a stock option award to an employee covering 75,000 shares of common stock with an exercise price of $0.43 per share. The option vests ratably over three years with a 10-year term.

On June 16, 2019, the Compensation Committee of the board of directors approved a stock option award to two employees covering 25,000 shares of common stock to each employee with an exercise price of $0.44 per share. Each option vests ratably over three years with a 10-year term.

On June 18, 2019, the board of directors approved a stock option award to an employee covering 100,000 shares of common stock with an exercise price of $0.52 per share. The option vests ratably over three years with a 10-year term.

On June 18, 2019, the board of directors approved the recommendation from the Compensation Committee to maintain the current non-employee director compensation plan for the 2020 fiscal year without modification. Accordingly, the board of directors approved an annual stock option award covering 100,000 shares of common stock for each of the six non-employee directors with an exercise price of $0.52 per share. Each option vests in four equal quarterly installments over one year with a 10-year term. In addition, the board of directors approved a stock option award to an employee covering 50,000 shares of common stock with an exercise price of $0.90 per share. The option was fully vested upon grant date with a 10-year term.

On June 24, 2019, the Company commenced the July 2019 Tender Offer, offering the holders of such warrants the opportunity to amend and exercise their original warrants upon identical terms as the June 2019 Tender Offer. The terms and conditions of the July 2019 Tender Offer were included in the Company’s Schedule TO-I filed with the SEC on June 24, 2019, as amended. The July 2019 Tender Offer closed on July 31, 2019 with net proceeds of approximately $2.5 million after the payment of placement agent fees of approximately $237,000.

On July 15, 2019, the Company entered into a Consulting Agreement with Scott A. Kelly, M.D., who is currently Chairman of the Board of Directors. The agreement names Dr. Kelly to the non-executive position of Chief Science Officer, with compensation of $20,000 in cash per month payable in arrears and the grant of a stock option to be determined by the Board of Directors, which are in addition to any fees that Dr. Kelly currently earns as a director. The Company expects to evaluate the term of the agreement on a month-to month basis.

On July 15, 2019, the Company entered into a Consulting Agreement with David F. Welch, Ph.D. who is currently a member of the Board of Directors. The agreement names Dr. Welch to the non-executive position of Strategy Advisor, with compensation of $20,000 in cash per month payable in arrears and the grant of a stock option to be determined by the Board of Directors, which are in addition to any fees that Dr. Welch currently earns as a director. The Company expects to evaluate the term of the agreement on a month-to month basis.

On July 25, 2019, the board of directors of the Company terminated the employment of Dr. Richard G. Pestell, the Company’s Chief Medical Officer, for cause pursuant to the terms of his employment agreement with the Company and effective immediately. Pursuant to the terms of his employment agreement, upon such termination, Dr. Pestell resigned from his position as a director of the Company. Dr. Pestell was not a member of any board committees. As of the date of this filing, the Company does not believe the carrying value of certain intangible assets acquired in the asset acquisition with ProstaGene, LLC are impaired, including an assessment of the fair value of the non-compete agreement with Dr. Pestell, which effectiveness survives one year following the termination of his employment for any reason.

In connection with the Company’s warrant tender offer, which closed on July 31, 2019, Dr. David F. Welch tendered Original Warrants beneficially owned by him, covering an aggregate of 1,000,000 shares of Common Stock, and received 500,000 Additional Shares. Dr. Welch is a member of the Company’s board of directors and participated on terms identical to those applicable to other holders of Original Warrants.

On August 12, 2019, Gregory A. Gould submitted his resignation from the board of directors effective immediately.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2019. This evaluation was based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2019.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting has been audited by Warren Averett, LLC, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended May 31, 2019.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of the Company’s fiscal year May 31, 2019 (the “2019 Proxy Statement”).

We have adopted a Code of Ethics for our Senior Executive Officers (the Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary), as well as an Insider Trading Policy for the Company. Copies are available on our website at www.cytodyn.com.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our 2019 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

The Consolidated Financial Statements for the years ended May 31, 2019 and 2018 are included under Item 8 of this report.

Exhibits

Exhibits are listed in the Exhibit Index which appears immediately following the signature page of this report.

Item 16.	Form 10-K Summary.

None.

Exhibit Number	Description

Plan of Acquisition

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012).

2.2	Acquisition Agreement by and among CytoDyn Inc., Point NewCo, Inc., Point Merger Sub, Inc., ProstaGene, LLC, and Dr. Richard Pestell, dated August 27, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as amended, filed August 28, 2018).

Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation of CytoDyn Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

3.2	Certificate of Designation, Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

3.3	Amended and Restated Bylaws of CytoDyn Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

Instruments Defining Rights of Security Holders

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.2	Form of Convertible Promissory Note Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2018).

4.4	Amended and Restated Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

4.5	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

4.6	Convertible Promissory Note by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2019).

4.7	Convertible Promissory Note Warrant Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.9	Form of Warrant Agreement (Private Offerings) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 4, 2018).

4.10	Form of Warrant Agreement (Registered Offerings) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 5, 2019).

4.11	Form of Warrant to Purchase Common Stock (December 2018 Convertible Note Offering) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

4.12	Form of Inducement Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

4.13	Form of Placement Agent Warrant (Private Offerings, as Amended) (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report, as amended, on Form 10-K filed July 27, 2018).

4.14	Form of Placement Agent Warrant (Registered Offerings, as Amended) (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report, as amended, on Form 10-K filed July 27, 2018).

4.15	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

4.16	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.17	Form of Series C Warrant Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

4.18	Description of the Registrant’s Capital Stock

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Form SB-2/A filed March 21, 2005).

10.3	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.4	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2015, as amended on August 19, 2015).

10.5	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Periodic Report on Form 10-Q filed April 13, 2017).

10.6	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Periodic Report on Form 10-Q filed April 13, 2017).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 10-Q filed on October 9, 2018).

10.8	Escrow Agreement, dated as of November 16, 2018, by and among ProstaGene, LLC, CytoDyn Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.9	Stock Restriction Agreement, dated as of November 16, 2018, by and among CytoDyn Inc., ProstaGene, LLC and Dr. Richard G. Pestell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.10	Confidential Information, Inventions and Noncompetition Agreement, dated as of November 16, 2018, by and among CytoDyn Inc., CytoDyn Operations Inc. and Dr. Richard G. Pestell (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.11***	Master Services Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019.

10.12***	Product Specific Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019.

Offering Documents

10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

10.14	Form of Securities Purchase Agreement (December 2016 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016.

10.15	Form of Securities Purchase Agreement (September 2017 Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 8, 2017).

10.16	Form of Waiver and Subscription Agreement (Make-Whole Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2017).

10.17	Securities Purchase Agreement, dated June 26, 2018, by and between CytoDyn Inc. and Iliad Research and Trading. L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 27, 2018).

10.18	Securities Purchase Agreement, dated January 30, 2019, by and between CytoDyn Inc. and Iliad Research and Trading. L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2019).

10.19	Form of Subscription Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

10.20	Form of Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2019).

Compensatory Arrangements

10.21*	CytoDyn Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.22*	CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan”) (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.23*	Form of Stock Option Award for Employees under the 2004 Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.24*	Form of Stock Option Award Agreement for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.25*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.26*	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.27*	Form of Stock Option Award for Non-Employee Directors under the 2004 Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.28*	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.29*	Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated February 21, 2014. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2014).

10.30*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated January 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2015).

10.31*	Employment Agreement by and between CytoDyn Inc. and Michael D. Mulholland dated January 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2015).

10.32*	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated November 3, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2015).

10.33*	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2016).

10.34*	Amended and Restated CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed March 23, 2018).

10.35*	Consulting Agreement between CytoDyn Inc. and Richard G. Pestell, M.D., Ph.D. dated as of August 27, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 10-Q filed October 9, 2018).

10.36*	Employment Agreement, dated as of November 16, 2018, by and among CytoDyn, Inc., CytoDyn Operations Inc. and Dr. Richard G. Pestell (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.37*	Employment Agreement by and between CytoDyn Inc. and Dr. Nitya G. Ray, dated December 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 26, 2018).

Other

21	Subsidiaries of the Registrant.

23	Consent of Warren Averett, LLC.

24	Power of Attorney of executive officers and directors.

Certifications

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

XBRL

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.
***

Certain confidential portions of this Exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Note: All exhibits incorporated by reference to filings other than registration statements are incorporated by reference to filings that have SEC File No. 000-49908.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2019	CYTODYN INC.
(Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2019.

Principal Executive Officer and Director:

/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph. D. President and Chief Executive Officer, Director

Principal Financial and Accounting Officer:

/s/ Michael D. Mulholland
Michael D. Mulholland Chief Financial Officer, Treasurer and Corporate Secretary

Remaining Directors:

*
Scott A. Kelly, M.D.

*
Carl C. Dockery

*
Michael A. Klump

*
Jordan G. Naydenov *
David F. Welch, Ph.D.

* By	/s/ Michael D. Mulholland
Michael D. Mulholland
Attorney-In-Fact