Form 10-Q
period 2019-08-31
CytoDyn Inc.
filed 2019-10-08
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

On October 4, 2019, there were 388,254,196 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited)

	August 31, 2019	May 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$1,795,822	$2,612,910
Restricted Cash	—	853,599
Miscellaneous Receivables	5,213	90,824
Prepaid expenses	272,581	107,211
Prepaid service fees	1,126,382	1,704,876

Total current assets	3,199,998	5,369,420
Operating lease right-of-use assets	208,255	—
Property, plant and equipment	31,278	29,251
Intangibles, net	14,947,122	15,475,454

Total assets	$18,386,653	$20,874,125

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$12,048,474	$16,239,434
Accrued liabilities and compensation	1,444,429	1,588,552
Accrued license fees	382,700	208,600
Accrued interest on convertible notes	350,400	212,777
Accrued dividends on Series C Preferred Stock	148,179	37,351
Convertible notes payable, net	4,900,247	3,586,035
Current portion of operating leases payable	106,827	—
Current portion of long term convertible notes payable	3,685,351	4,200,000
Warrant tender offer proceeds held in trust	—	853,599

Total current liabilities	23,066,607	26,926,348

Long-term liabilities:
Convertible notes payable, net	230,614	454,568
Operating lease liability	102,091	—
Derivative liability	1,781,936	2,407,269

Total long-term liabilities	2,114,641	2,861,837

Total liabilities	25,181,248	29,788,185

Commitments and Contingencies	—	—
Stockholders’ (Deficit) equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized
Series C convertible preferred stock, $0.001 par value; 5,000 authorized; 5,000 and 3,246 issued and outstanding at August 31, 2019 and May 31, 2019, respectively	5	3
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at August 31, 2019 and May 31, 2019, respectively	92	92
Common stock, $0.001 par value; 700,000,000 shares authorized, 383,584,367 and 329,554,763 issued and 383,425,356 and 329,395,752 outstanding at August 31, 2019 and May 31, 2019, respectively	383,586	329,555
Additional paid-in capital	238,460,113	220,119,856
Accumulated (deficit)	(245,638,232)	(229,363,407)
Less: treasury stock, at par (159,011 shares at $0.001)	(159)	(159)

Total stockholders’ (deficit)	(6,794,595)	(8,914,060)

Total liabilities and stockholders’ (deficit) equity	$18,386,653	$20,874,125

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,
	2019	2018
Operating expenses:
General and administrative	$3,045,965	$1,996,428
Research and development	9,055,289	11,403,294
Amortization and depreciation	531,043	88,971

Total operating expenses	12,632,297	13,488,693

Operating loss	(12,632,297)	(13,488,693)
Interest income	—	979
Change in fair value of derivative liabilities	625,333	(747,467)
Interest expense:
Amortization of discount on convertible notes	(1,030,151)	(64,580)
Amortization of debt issuance costs	(284,061)	(9,178)
Inducement interest related to warrant exercise	(2,430,514)	—
Finance charges	(8,289)	—
Interest on convertible notes payable	(404,020)	(104,630)

Total interest expense	(4,157,035)	(178,388)

Loss before income taxes	(16,163,999)	(14,413,569)
Income tax benefit	—	—

Net loss	$(16,163,999)	$(14,413,569)

Basic and diluted loss per share	$(0.04)	$(0.07)

Basic and diluted weighted average common shares outstanding	364,639,410	218,594,628

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended August 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,163,999)	$(14,413,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	531,045	88,971
Amortization of debt issuance costs	284,060	9,178
Amortization of discount on convertible notes	1,030,151	64,580
Inducement interest expense on warrant tender offers	2,430,514	—
Interest expense associated with accretion of convertible notes payable	266,397	—
Change in fair value of derivative liabilities	(625,333)	747,467
Stock-based compensation	580,727	283,346
Changes in current assets and liabilities:
(Increase) decrease in miscellaneous receivables	85,611	—
(Increase) decrease in prepaid expenses	413,124	(701,185)
(Decrease) increase in accounts payable and accrued expenses	(4,022,694)	4,950,552

Net cash used in operating activities	(15,190,397)	(8,970,660)

Cash flows from investing activities:
Furniture and equipment purchases	(4,739)	(2,262)

Net cash used in investing activities	(4,739)	(2,262)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	2,255,800	8,499,300
Proceeds from sale of preferred stock	1,754,000	—
Proceeds from warrant tender offers	11,900,260	—
Release of funds held in trust for warrant tender offer	(853,599)	—
Proceeds from convertible notes payable, net	—	5,000,000
Payment of offering costs	(1,532,012)	(1,008,410)

Net cash provided by financing activities	13,524,449	12,490,890

Net change in cash	(1,670,687)	3,517,968
Cash, beginning of period	3,466,509	1,231,445

Cash, end of period	$1,795,822	$4,749,413

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,765	$—

Non-cash investing and financing transactions:
Common stock issued for conversion redemption	$1,005,000	$—

Dividends accrued on Series C convertible preferred stock	$110,826	$—

Debt discount associated with convertible notes payable	$—	$700,000

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2019	95,346	$95	329,554,763	$329,555	159,011	$(159)

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	—	—	3,014,181	3,015	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	5,639,500	5,640	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	45,375,923	45,376	—	—
Offering costs related to public warrant tender offers	—	—
Inducement interest expense—public warrant tender offers	—	—	—	—	—	—
Proceeds from Series C Preferred offering	1,754	2
Offering costs related to Series C Preferred offering	—	—	—	—	—	—
Dividends on Series C Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2019	—	—	—	—	—	—

Balance August 31, 2019	97,100	$97	383,584,367	$383,586	159,011	$(159)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2018	92,100	$92	216,881,790	$216,881	159,011	$(159)

First Quarter Fiscal Year Ended May 31, 2019
Proceeds from registered direct offering ($0.50/share)	—	—	1,970,000	1,970	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	15,028,600	15,029	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2018	—	—	—	—	—	—

Balance August 31, 2018	92,100	$92	233,880,390	$233,880	159,011	$(159)

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Additional Paid-In Capital	Accumulated Deficit	Total
Balance May 31, 2019	$220,119,856	$(229,363,407)	$(8,914,060)

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	1,001,985	—	1,005,000
Proceeds from registered direct offering ($0.50/share)	2,250,160	—	2,255,800
Offering costs related to registered direct offering	(260,208)	—	(260,208)
Proceeds from public warrant tender offers	11,854,884	—	11,900,260
Offering costs related to public warrant tender offers	(1,058,466)	—	(1,058,466)
Inducement interest expense—public warrant tender offers	2,430,514	—	2,430,514
Proceeds from Series C Preferred offering	1,753,998	—	1,754,000
Offering costs related to Series C Preffered offering	(197,460)	—	(197,460)
Dividends on Series C Preferred shares	—	(110,826)	(110,826)
Legal fees in connection with equity offerings	(15,877)	—	(15,877)
Stock-based compensation	580,727	—	580,727
Net Loss August 31, 2019	—	(16,163,999)	(16,163,999)

Balance August 31, 2019	$238,460,113	$(245,638,232)	$(6,794,595)

	Additional Paid-In Capital	Accumulated Deficit	Total
Balance May 31, 2018	$159,764,611	$(173,139,396)	$(13,157,971)

First Quarter Fiscal Year Ended May 31, 2019
Proceeds from registered direct offering ($0.50/share)	983,030	—	985,000
Offering costs related to registered direct offering	(75,151)	—	(75,151)
Proceeds from private equity offering ($0.50/share)	7,499,271	—	7,514,300
Offering costs related to private equity offering	(882,716)	—	(882,716)
Legal fees in connection with equity offerings	(50,544)	—	(50,544)
Stock-based compensation	283,346	—	283,346
Net Loss August 31, 2018	—	(14,413,569)	(14,413,569)

Balance August 31, 2018	$167,521,847	$(187,552,965)	$(19,797,305)

See accompanying notes to unaudited consolidated financial statements

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2019

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

The Company has developed a class of therapeutic monoclonal antibodies to address unmet medical needs in the areas of HIV and GvHD. In addition, the Company is expanding the clinical focus with leronlimab to include the evaluation in certain cancer and immunological indications where CCR antagonism has shown initial promise.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2019 and 2018 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the Securities and Exchange Commission on August 14, 2019. Operating results for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended August 31, 2019 and August 31, 2018, (b) the financial position at August 31, 2019 and (c) cash flows for the three month periods ended August 31, 2019 and August 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CytoDyn Operations Inc., Advanced Genetic Technologies, Inc. (“AGTI”) and CytoDyn Veterinary Medicine LLC (“CVM”), of which both AGTI and CVM are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or loss per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $16,163,999 for the three months ended August 31, 2019 and has an accumulated deficit of $245,638,232 as of August 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at August 31, 2019 and May 31, 2019 approximated $1.7 million and $3.3 million, respectively.

Identified Intangible Assets

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three months ended August 31, 2019 and 2018. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application (“BLA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal requirements will be satisfied. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of August 31, 2019, and May 31, 2019, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of August 31, 2019 and May 31, 2019 is as follows:

	Fair Value Measurement at August 31, 2019 (1)		Fair Value Measurement at May 31, 2019 (1)
	Using Level 3	Total	Using Level 3	Total
Liabilities:
Derivative liability—convertible note redemption provision	$1,442,764	$1,442,764	$2,005,137	$2,005,137
Derivative liability—warrants	$339,172	339,172	402,132	402,132

Total liabilities	$1,781,936	$1,781,936	$2,407,269	$2,407,269

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of August 31, 2019 and May 31, 2019.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended August 31, 2019 and the year ended May 31, 2019:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(3,855,468)

Balance at May 31, 2018	1,323,732
Inception date value of redemption provision—warrants	2,750,006
Fair value adjustments—warrants	(744,869)
Fair value adjustments—convertible notes	(921,600)

Balance at May 31, 2019	2,407,269
Fair value adjustments—warrants	(62,960)
Fair value adjustments—convertible notes	(562,373)

Balance at August 31, 2019	$1,781,936

Operating Leases

Effective June 1, 2019, the Company determined if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms do not include options to extend or terminate the lease as it is not reasonably certain that it will exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

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

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of August 31, 2019, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock and 5,000 shares of Series C convertible preferred stock, of which 92,100 shares and 5,000 shares, respectively, were outstanding. The remaining preferred shares authorized have no specified rights.

Treasury Stock

Treasury stock purchases are accounted for under the par value method, whereby the cost of the acquired stock is recorded at par value. As of August 31, 2019, the Company has purchased 159,011 shares of $0.001 par value treasury stock.

Debt Discount

During year ended May 31, 2019, the Company incurred approximately $4.2 million of debt discount related to the issuance of convertible notes, as described in Note 4. The discount is amortized over the life of the convertible promissory notes. During the three months ended August 31, 2019 and August 31, 2018, the Company recorded approximately $1.03 million and $0.06 million of related amortization, respectively.

Debt Issuance Cost

During the year ended May 31, 2019, the Company incurred direct costs associated with the issuance of convertible notes, as described in Note 4, and recorded approximately $1.0 million of debt issuance costs. During the three months ended August 31, 2019 and August 31, 2018, the Company recognized related amortization of approximately $284,000 and $9,000, respectively.

Offering Costs

During the three months ended August 31, 2019 and the year ended May 31, 2019, the Company incurred direct incremental costs associated with the sale of equity securities, as described in Notes 10 and 11. The costs were approximately $1.5 million and $4.3 million for the three months ended August 31, 2019 and year ended May 31, 2019, respectively. The offering costs were recorded as a component of equity upon receipt of proceeds.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 154,635,055 and 145,856,851 shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the three months ended August 31, 2019 and August 31, 2018, respectively. Additionally, as of August 31, 2019, shares of Series C and Series B convertible preferred stock in the aggregate of 97,100 shares can potentially convert into 10,921,000 shares of common stock.

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

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% and 28.62% for the three months ended August 31, 2019 and August 31, 2018, respectively. The net tax expense for the three months ended August 31, 2019 and August 31, 2018, is zero. The Company has a full valuation allowance as of August 31, 2019 and May 31, 2019, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

Note 3 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In February 2016, the FASB issued a new accounting standard which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard as of June 1, 2019, using the modified retrospective approach in which prior comparative periods are not adjusted. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classification. The Company has operating leases for two office facilities, one which expires on April 30, 2021 and the other on March 31, 2022. As of June 1, 2019, the Company recognized additional right-of-use assets and corresponding operating lease liabilities related to its facility leases on the consolidated balance sheet. No cumulative effect adjustment was recognized as the amount was not material. The standard did not materially impact the Company’s consolidated statement of operations or cash flows.

In June 2016, the FASB issued a new accounting standard intended to provide financial statement users with more decision-useful information about expected credit losses and other commitments to extend credit held by the reporting entity. The standard replaces the incurred loss impairment methodology in current GAAP with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective on January 1, 2020, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued a new accounting standard to reduce, modify, and add to the disclosure requirements on fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued a new accounting standard to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Note 4 – Convertible Instruments

Series C Convertible Preferred Stock

On March 20, 2019, the Company authorized 5,000 shares and issued 3,246 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), at $1,000.00 per share for cash proceeds totaling $3,083,700, net of placement agent fees of $162,300. On August 29, 2019 the Company issued the remaining 1,754 shares of Series C Preferred Stock at $1,000.00 per share for cash proceeds totaling $1,542,545, net of placement agent fees and legal fees totaling $211,455. As of August 31, 2019, 5,000 shares of Series C Preferred Stock remain outstanding. The Series C Preferred Stock Certificate of Designation (the “Certificate of Designation”) provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, at the option of the holder, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be paid, prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Stated Value and the amount of any accrued and unpaid dividends. The holders of the Series C Preferred Stock will then receive distributions along with the holders of common stock on a pari passu basis according to the number of shares of common stock the Series C Preferred holders would be entitled if they converted their shares of Series C Preferred Stock at the time of such distribution. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of August 31, 2019, the accrued dividends were approximately $148,000 or 296,000 shares of common stock.

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at August 31, 2019. Each share of the Series B Preferred Stock is convertible into ten shares of the Company’s common stock, including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B Preferred Stock was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B Preferred Stock holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B Preferred Stock holders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights. As of August 31, 2019 and May 31, 2019, the undeclared dividends were approximately $227,000 or 454,000 shares of common stock and approximately $216,000 or 432,000 shares of common stock, respectively.

2019 Short-term Convertible Notes

During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. The principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes bear simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the commitment dates, the Company determined that the conversion feature related to these 2019 Short-term Convertible Notes to be beneficial to the investors. As a result, the Company determined the intrinsic value of the beneficial conversion feature utilizing the fair value of the underlying common stock on the commitment dates and the effective conversion price after discounting the 2019 Short-term Convertible Notes for the fair value of the related warrants. In connection with the sale of the 2019 Short-term Convertible Notes, detachable common stock warrants to purchase a total of 5,460,000 common shares, with an exercise price of $0.30 per share and a five-year term were issued to the investors. The Company determined the fair value of the warrants at issuance using the Black-Scholes option pricing model utilizing certain weighted average assumptions, such as expected stock price volatility, expected term of the warrants, risk-free interest rates and expected dividend yield at the grant date.

2018 - 2019
Expected dividend yield	0%
Stock price volatility	55.8 - 55.88%
Expected term	5 year
Risk-free interest rate	2.48 - 2.56%
Grant-date fair value	$0.30 - $0.38

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the 2019 Short-term Convertible Notes and a corresponding increase to additional paid-in capital and will be amortized over the life of the 2019 Short-term Convertible Notes. In connection with the 2019 Short-term Convertible Notes, the placement agent earned a “tail fee” comprised of warrants covering 972,000 shares of common stock and a cash fee of $583,200. The placement agent warrants are exercisable at a price of $0.50 per share and will expire five years from the date of issuance and include a cashless exercise provision. During the year ended May 31, 2019, and in connection with the 2019 Short-term Convertible Notes, the Company incurred debt discount and issuance costs of approximately $3.0 million, related to the beneficial conversion feature and detachable warrants issued with the 2019 Short-term Convertible Notes and approximately $0.8 in issuance costs. The debt discount and issuance costs are being amortized over the term of the 2019 Short-term Convertible Notes. Accordingly, the Company recognized approximately $1.0 million and $0.3 million of debt discount and issuance costs, respectively, during the three months ended August, 31, 2019. Activity related to the 2019 Short-term Convertible Notes was as follows:

	August 31, 2019	May 31, 2019
Face amount of Short-term Convertible Notes	$5,460,000	$5,460,000

Unamortized discount	(439,000)	(1,470,000)
Unamortized issuance costs	(120,000)	(404,000)

Carrying value of Short-term Convertible Notes	$4,901,000	$3,586,000

The Company recognized approximately $138,000 and $0 of interest expense during the three months ended August 31, 2019 and August 31, 2018, respectively.

Long-term Convertible Notes—June 2018 Note

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

The amendment of the June 2018 Note was also evaluated under ASC Topic 470-50-40, “Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different, and debt extinguishment accounting was applied. The Company recorded approximately $1.5 million as an extinguishment loss, which was the difference in the net carrying value of the June 2018 Note prior to the amendment of approximately $5.4 million, and the fair value of the June 2018 Note and embedded derivatives after the amendment of approximately $6.9 million. The extinguishment loss includes a write-off of unamortized debt issuance costs and the debt discount associated with the original the June 2018 Note.

During the three months ended August 31, 2019 and August 31, 2018, the Company recognized approximately $162,000 and $104,000, of interest expense related to the June 2018 Note, respectively. During the three months ended August 31, 2019, the Company received redemption notices from the holder of the Company’s June 2018 Note, requesting an aggregate redemption of $1,005,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 3,014,181 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the outstanding balance of the convertible June 2018 Note, including accrued but unpaid interest, was approximately $3.7 million.

Long-term Convertible Notes—January 2019 Note

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

$5,000,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the three months ended August 31, 2019 and August 31, 2018, the Company recognized approximately $104,000 and $-0-, respectively, of interest expense related to the January 2019 Note.

Activity related to the June 2018 Note and the January 2019 Note is as follows:

	Short Term	Long Term	Total
June 2018 Note	$2,100,000	$3,600,000	$5,700,000
Monthly redemption provision	2,100,000	(2,100,000)	—
Note amendment, net	—	111,410	111,410
Redemptions	(676,582)	(1,783,418)	(2,460,000)
Interest accretion—June 2018 and January 2019 Notes	161,933	402,622	564,555

Carrying value of Notes at August 31, 2019	$3,685,351	$230,614	$3,915,965

Note 5 – Derivative Liabilities

The investor and placement agent warrants, issued in connection with a registered direct offering in September 2016, contained a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange, whereby such other Person or group acquires more than 50% of the outstanding common stock). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrant holder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480 and ASC 815 and are recorded at fair value.

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, May 31, 2019 and August 31, 2019:

	Shares Indexed	Derivative Liability
Inception date September 15, 2016	7,733,334	$5,179,200
Balance May 31, 2019	7,733,334	402,132
Balance August 31, 2019	7,733,334	$339,172

The Company recognized approximately $63,000 of non-cash gain and $747,000 of non-cash loss, due to the changes in the fair value of the liability associated with such classified warrants during the three months ended August 31, 2019 and August 31, 2018, respectively.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2019 and August 31, 2019, using the following assumptions:

	September 15, 2016	May 31, 2019	August 31, 2019
Fair value of underlying stock	$0.78	$0.39	$0.40
Risk free rate	1.20%	1.94%	1.50%
Expected term (in years)	5	2.29	2.04
Stock price volatility	106%	61%	60%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

As described above in Note 4 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019 and August 31, 2019:

	November 15, 2018	January 30, 2019	August 31, 2019
			Note 1	Note 2
Fair value of underlying stock	$0.57	$0.49	$0.40	$0.40
Risk free rate	2.78%	2.52%	1.76%	1.76%
Expected term (in years)	1.61	2	0.82	1.42
Stock price volatility	58.8%	61%	63.8%	61.6%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%

The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and August 31, 2019:

	Net Proceeds	Derivative Liability
		Inception date	August 31, 2019
Inception date June 2018 Note, November 15, 2018	$5,000,000	$1,284,988	$372,458
Inception date January 2019 Note, January 30, 2019	5,000,000	1,465,008	1,070,306

			$1,442,764

The Company recognized approximately $562,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the three months ended August 31, 2019.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at August 31, 2019, the CytoDyn Inc. 2012 Equity Incentive Plan, as amended (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. At the annual meeting of stockholders held on August 24, 2017, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock. At a special meeting of stockholders held on May 22, 2019, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 15,000,000 to 25,000,000 shares of common stock. As of August 31, 2019, the Company had 9,949,144 shares available for future stock-based grants under the 2012 Plan, as amended.

Stock Options

During the three months ended August 31, 2019, the Company granted annual stock option awards to directors to purchase a total of 600,000 shares of common stock. The exercise price of the stock option awards is $0.52 per share. These stock option awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these stock options was $0.26 per share.

During the three months ended August 31, 2019, the Company granted stock options, covering an aggregate of 275,000 shares of common stock, to executive management and employees with exercise prices ranging between $0.43 and $0.52 per share, except for one award of 50,000 shares which has an exercise price of $0.90 and represented a supplemental award related to a previous rescission, and which vested immediately. The remaining stock option awards vest annually over three years, with a ten-year term and grant date fair values ranging between $0.23 and $0.30 per share.

On August 12, 2019, Gregory Gould, a member of the Company’s Board of Directors, resigned. On September 12th, Carl Dockery, a member of the Company’s Board of Directors did not stand for re-election. 90 days after the cessation of their service, any vested and unexercised options in their names will be returned to the pool of shares available for future stock-based grants under the 2012 Plan.

Warrants

On August 29, 2019, in connection with a registered direct offering, as fully described in Note 11, the Company issued warrants covering 2,819,750 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.45 per share. In connection with the registered direct offering, the Company also issued warrants covering 498,105 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.40 per share.

During the three months ended August 31, 2019, in connection with a Series C convertible preferred offering, as fully described in Note 4, the Company issued common stock warrants covering a total of 2,631,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share.

Compensation expense related to stock options, compensatory warrants and common stock reserved for advisory services for the three months ended August 31, 2019 and August 31, 2018 was approximately $581,000 and $283,000, respectively. The grant date fair value of options and compensatory warrants vested during the three month periods ended August 31, 2019 and August 31, 2018 was approximately $542,000 and $692,000, respectively. As of August 31, 2019, there was approximately $1.0 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 0.84 years.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2019	178,591,849	$0.71	3.75	$896,400

Granted	6,823,855	0.45	—	—
Exercised	(30,250,649)	0.39	—	—
Forfeited/expired/cancelled	(530,000)	0.79	—	—

Options and warrants outstanding—August 31, 2019	154,635,055	0.70	3.71	796,000

Outstanding exercisable—August 31, 2019	151,793,153	$0.71	3.59	$796,000

Note 7 – Acquisition of Patents and Intangibles

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140) drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of August 31, 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140) and formulations comprising leronlimab (PRO 140) out through at least 2031 and 2038, respectively, in various countries.

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

The aggregate purchase price paid for the ProstaGene acquisition was $11,558,000 based on the issuance of 20,278,000 shares of common stock of CytoDyn at $0.57 per share, including 1,620,000 shares earned, but not yet issued, by the investment bank for advisory services. In connection with the purchase, the Company entered into a Stock Restriction Agreement (“Agreement”), restricting the transfer of 8,342,000 shares of common stock payable to Dr. Pestell for a three-year period from the closing date of the transaction. Dr. Pestell’s employment with the Company was terminated on July 25, 2019, and as defined in the employment agreement, on September 17, 2019 the Company exercised its option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The repurchase is currently the subject of a legal proceedings between Dr. Pestell and the Company, as fully described in Part II, Item 1.

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

The following presents intangible assets activity:

	August 31, 2019	May 31, 2019
Gross carrying amounts	$3,500,000	$3,500,000
Development of new Company website	19,552	$19,553
Intangible asset acquisition:
ProstaGene, LLC	15,126,216	15,126,216
Accumulated amortization	(3,698,646)	(3,170,315)

Total amortizable intangible assets, net	14,947,122	15,475,454

Patents currently not amortized	—	—

Carrying value of intangibles, net	$14,947,122	$15,475,454

Amortization expense related to intangible assets patents was approximately $528,400 and $87,500 for the three months ended August 31, 2019 and 2018, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated to be approximately $2 million per year for the next two years, approximately $1.5 million the following year, approximately $1.1 million the year thereafter, and approximately $1.0 million the year following that.

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

Note 9 – Commitments and Contingencies

Under the Progenics Purchase Agreement, the Company acquired rights to the HIV viral-entry inhibitor drug candidate PRO 140, a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and FDA regulatory filings. In connection with purchase, the Company has one remaining milestone payment of $5.0 million, which will become due at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140. In addition, the Company will incur royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. During the year ended May 31, 2016 the Company paid a milestone obligation of $1.5 million owed to Progenics as a result of the first dosing in a U.S. Phase 3 trial. To the extent that the remaining milestone payment and royalties are not timely made, under the terms of the Progenics Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to the Company thereunder. As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestone is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable. Payments to the third-party licensor and to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) (“PDL”) and Progenics, which was assigned to the Company in the Progenics Purchase Agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement the Company has paid various milestone obligations, with two remaining milestone payments of $0.5 million each, one payment of $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body and a second payment of $0.5 million, which will become due upon FDA approval or approval by anothernon-U.S. equivalent regulatory body. In addition, the Company will incur royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 or until annual royalties paid exceed that amount. To the extent the remaining milestone payment and royalties are not timely made, under the terms of the PDL License, AbbVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder. As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to PDL, Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

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

In addition to the Company’s manufacturing agreement with Samsung, the Company also previously entered into an arrangement with another third party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that the Company terminates the agreement with this manufacturer, the Company may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $8.3 million. These amount and timing of the financial commitments under an agreement with the Company’s secondary contract manufacturer will depend on the timing of the anticipated approval of the Company’s BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.

The Company has entered into project work orders, as amended, for each of its CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.7 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.1 million.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. Other than specified in Part II, Item 1, there are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 10 – Public Warrant Tender Offerings

During the three months ended August 31, 2019, the Company conducted two public warrant tender offers, in which accredited investors purchased unregistered common stock at either $0.30 or $0.40 per share. Pursuant to the offering, the Company sold a total of 45,375,923 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $11.9 million. The Company paid placement agent fees of approximately $1.1 million for services in connection with the offering. The Company also recorded a non-cash inducement interest expense of approximately $2.4 million in connection with the offerings.

Note 11 – Registered Direct Equity Offering

On August 29, 2019, the Company entered into subscription agreements with certain investors for the sale of 5,639,500 shares of common stock at a purchase price of $0.40 per share in a registered direct offering (“August Offering”), pursuant to a registration statement on Form S-3. The investors in the August offering also received warrants to purchase 2,819,750 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the offering of approximately $2.0 million. In addition, the placement agent received warrants covering 498,105 shares of common stock (or 8.8% of total shares sold to investors) with a per share exercise price of $0.40, a five-year term and include a cashless exercise provision.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three months ended August 31, 2019 and 2018, the Company incurred an expense of approximately $26,000 and $15,800, respectively, for qualified non-elective contributions.

Note 13 – Related Party Transactions

The Audit Committee of the Board of Directors, comprised of independent directors, or the full Board of Directors, reviews and approves all related party transactions.

On July 15, 2019, the Company entered into consulting agreements with two of its directors, one with Scott A. Kelly, M.D. in the capacity of non-executive Chief Science Officer, the other with David F. Welch, Ph.D. in the capacity of non-executive Strategy Advisor. On September 12, 2019, the Company and Dr. Welch agreed to amend his consulting agreement to eliminate any cash compensation (including previously earned entitlements) thereunder. The company has issued options for an aggregate of 1,375,000 shares of common stock to Dr. Kelly and Dr. Welch as compensation pursuant to such agreements, including options to Dr. Kelly for 750,000 shares at an exercise price of $0.385, on September 12, 2019, and 187,500 shares at an exercise price of $0.39, on October 7, 2019; and options to Dr. Welch for 250,000 shares at an exercise price of $0.385, on September 12, 2019, and 187,500 shares at an exercise price of $0.39, on October 7, 2019. The options granted on September 12, 2019 vested immediately upon issuance and have a 10-year expiration term. The options issued on October 7, 2019 vest in four equal quarterly installments beginning on the grant date and have a 10-year expiration term.

On June 12, 2019, the Company concluded a warrant tender offer (the “June 2019 Warrant Tender Offer”) for certain outstanding series of eligible warrants, offering the holders of such warrants the opportunity to amend and exercise their warrants at a reduced exercise price equal to the lower of (i) their respective existing exercise price or (ii) $0.40 per share of common stock. As an inducement to holders to participate in the June 2019 Warrant Tender Offer, the Company offered to issue to participating holders shares of common stock equal to an additional 50% of the number of shares issuable upon exercise of the eligible warrants (collectively, the “Additional Shares”). Dr. Kelly validly tendered warrants beneficially owned by him, covering an aggregate of 50,000 shares of common stock, and received 25,000 Additional Shares. Dr. Kelly participated on terms identical to those applicable to other holders in the June 2019 Warrant Tender Offer.

On July 31, 2019, the Company concluded an additional warrant tender offer on terms identical to the June 2019 Warrant Tender Offer (the “July 2019 Warrant Tender Offer”). Dr. Welch tendered warrants beneficially owned by him, covering an aggregate of 1,000,000 shares of common stock, and received 500,000 Additional Shares. Dr. Welch participated on terms identical to those applicable to other holders in the July 2019 Warrant Tender Offer”).

On September 30, 2019, an entity controlled by Dr. Welch exchanged a 2019 Short-term Convertible Note in the principal amount of $1 million and accrued but unpaid interest of $75,343, for an Exchange Note (as defined in Note 14 below) in the principal amount of $1,075,343 and a warrant to purchase 1,000,000 shares of common stock. The terms of the exchange, the Exchange Note and the related warrant are further described in Note 14. The entity controlled by Dr. Welch participated on terms identical to the other holders in the exchange.

Note 14 – Subsequent Events

On September 10 and September 24, 2019, the Company received redemption notices from the holder of the Company’s June 2018 Convertible Note, requesting redemptions of $175,000 each, of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued, in the aggregate, 1,116,340 shares of common stock to the note holder in accordance with the terms of the convertible note. Following the redemptions, the outstanding balance of the convertible note, including accrued but unpaid interest, was approximately $3.5 million.

On September 12, 2019, the Company issued a stock option covering 200,000 shares of its common stock to a consultant. The stock option award has a per share exercise price of $0.385. The stock option vested immediately upon issuance with respect to 100,000 shares of common stock, and will vest with respect to the remaining 100,000 shares on December 12, 2019. It has a ten-year expiration term.

On September 19, 2019, the Company entered into subscription agreement with certain investors for the sale of 2,330,000 shares of common stock at a purchase price of $0.40 per share in a registered direct offering (“September 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the September 2019 Offering also received warrants to purchase 1,165,000 of common stock with an exercise price of $0.45 per share and a five year term. The Company received net proceeds from the September Offering of approximately $0.9 million.

Since August 31, 2019, the Company has been in negotiations with various holders of its 2019 Short-term Convertible Notes, with an aggregate outstanding balance as of September 30, 2019 of approximately $5.87 million and maturity dates between September 30, 2019 and November 14, 2019, to induce such holders either to convert such notes to equity or to extend the maturity dates of such notes. Thus far, the Company and holders of such notes having an aggregate outstanding balance of approximately $2.2 million have negotiated the extension of the maturity dates for such notes to April 1, 2020 and approximately $215,000 in aggregate outstanding balance has negotiated conversion into common stock. In certain cases, the Company and such holders have entered into exchange agreements pursuant to which, in exchange for notes having an aggregate outstanding balance of approximately $2.3 million, the Company issued (i) new convertible promissory notes, in an aggregate principal amount of approximately $2.2 million, upon similar terms and conditions as the 2019 Short-term Convertible Notes, but with an extended maturity date of April 1, 2020 (each, an “Exchange Note”) and (ii) warrants to purchase an aggregate of 2,100,000 shares of common stock, with an exercise price of $0.30 per share and a five-year term. In certain cases, as negotiated by each holder, the accrued but unpaid interest on the 2019 Short-term Convertible Notes was paid in cash, and not included in the outstanding principal amount of the Exchange Note, on the date of the exchange. Additionally, the Company and a holder of such notes have converted approximately $215,000 of outstanding balance of the 2019 Short-term Convertible Notes into common stock at a conversion rate of $0.40 per share and warrants covering 200,000 shares of common stock, with an exercise price of $0.30 per share and a five-year expiration term.

On October 3, 2019, the Company entered into subscription agreements with certain investors for the sale of 1,382,500 shares of common stock at a purchase price of $0.40 per share in a registered direct offering (“October 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the October 2019 Offering also received warrants to purchase 691,250 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the October 2019 Offering of approximately $0.6 million.

On October 7, 2019, the Company granted stock option awards covering 1,062,500 shares of common stock to employees and a consultant, with exercise prices of $0.39 per share. The stock option awards for employees covering 862,500 shares vest monthly over twelve months, and those for the consultant covering 200,000 shares vest in two equal installments, the first on the grant date, the second six months after the grant date. The stock option awards have a ten-year term and grant date fair values of $0.19 per share.

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

Overview

Our current business strategy is to prioritize the completion our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients, to advance our Phase 1b/2 clinical trial metastatic triple-negative breast cancer, to continue our Phase 2 trial for graft-versus-host disease (“GvHD”), to finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and concurrently to explore other cancer and immunologic indications for leronlimab. We continue to pursue licensing opportunities and other potential strategic partnerships for leronlimab with pharmaceutical companies and other potential business partners.

Clinical Trials Update for HIV Applications

Phase 2b Extension Study for HIV, as Monotherapy

Currently, there are four patients in this ongoing extension study and each has surpassed four and one-half years of suppressed viral load with PRO 140 as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab as combination therapy for HIV.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

This trial was successfully completed and is the basis for our current BLA, for which the first of three sections was submitted to the FDA in March 2019. We expect to submit the remaining two sections of the BLA in the fourth quarter of 2019. This trial for leronlimab as a combination therapy to existing HAART drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of 0.0032. Nearly all patients who have completed this trial have transitioned to an FDA-cleared rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.

Rollover Study for HIV as Combination Therapy

This study is designed for patients who successfully completed the pivotal Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy in order to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b Investigative Trial for HIV, as Long-term Monotherapy

Enrollment for this trial is now closed after reaching 500 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. The trial evaluates three dose arms, 350 mg, 525 mg and 700 mg. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial is also being used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we recently filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. We are discussing finalization of that protocol with FDA and expect to initiate the Phase 3 trial in the first quarter of 2020. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, the Phase2b/3 investigative trial will likely be discontinued.

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials in the oncology and immunology space, including but not limited to triple-negative breast cancer, certain cancer indications and GvHD. See “Liquidity and Capital Resources” below.

Cancer and Immunological Applications

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

At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. We believe the mechanism of action of leronlimab has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. CCR5 is also expressed on the surface of epithelial cells in certain cancers. Some disease processes that we believe could benefit from CCR5 blockade include many types of common cancers, GvHD (a reaction occurring in some patients after bone marrow transplantation), autoimmunity and chronic inflammation, such as rheumatoid arthritis and psoriasis. Recent published data has shown that the cancer cells within a tumor consist of two types of cells - one with CCR5 and others without them. The published data indicated that cancer cells that can metastasize express CCR5. Metastases are the cause of death in the vast majority of cancer patients. A prior publication indicates that CCR5 antagonists can turn off certain calcium signaling and reduce the migration of CCR5 positive cancer cells. Inhibition of CCR5 signaling blocks the guided migration and reduces the metastasis. Leronlimab has demonstrated (in an in-vitro study) that it also turns off calcium signaling and blocks breast cancer cellular invasion. Furthermore, published studies showed current chemotherapy induces CCR5, and CCR5 antagonists enhance the effectiveness of current chemotherapies, potentially allowing a reduction in chemotherapy, which may provide an improved quality of life for patients.

Research has demonstrated three potential key properties of CCR5’s MOA in cancer. The first is that the CCR5 receptor on cancer cells was responsible for the migration and invasion of cells into the blood stream, which leads to metastasis of breast, prostate, and colon cancer. The second is that blocking CCR5 also turns on anti-tumor fighting properties restoring immune function. The third key finding was that blockage of the CCR5/CCL5 interaction had a synergistic effect with chemotherapeutic therapy and controlled cancer progression. Chemotherapy traditionally increased expression of CCR5 so blocking it is expected to reduce the levels of invasion of metastasis.

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

The following overview provides an update on our immune-oncology pipeline:

Phase 1b/2 Trial for Triple-Negative Breast Cancer

We recently received clearance from the FDA for our IND submission to initiate a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer patients and has dosed the first patient in this trial. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. Five clinical trial sites have been identified, and the first patient was treated before the end of September 2019. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. Up to 48 patients are expected to be enrolled in this study.

Pre-clinical Studies for Multiple Cancer Indications

We are initiating multiple pre-clinical studies with leronlimab for melanoma, pancreatic, breast, prostate colon, lung, liver and stomach cancers. An ongoing pre-clinical study conducted by us recently reported that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. Based upon these strong results, we filed for Orphan Drug Designation for leronlimab for use in triple negative breast cancer. In addition, pre-clinical results in a colorectal cancer study are likewise encouraging.

Phase 2 Trial for Graft-versus-Host Disease

This Phase 2 multi-center, 100-day study with 60 patients is designed to evaluate the feasibility of the use of leronlimab as an add-on therapy to standard GvHD prophylaxis treatment for prevention of acute GvHD in adult patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) undergoing allogeneic hematopoietic stem cell transplantation (“HST”). Enrollment of the first patient was announced in May of 2017. On October 5, 2017, we announced that the FDA had granted orphan drug designation to leronlimab (PRO 140) for the prevention of GvHD. In March 2018, we announced that the Independent Data Monitoring Committee (“IDMC”) for leronlimab (PRO 140) Phase 2 trial in GvHD had completed a planned interim analysis of trial data on the first 10 patients enrolled. Following this review of data from the first 10 patients in the Phase 2 trial, we filed amendments to the protocol with the FDA. The amendments included switching the pretreatment conditioning regimen from aggressive myeloablative (“MA”) conditioning to a reduced intensity conditioning (“RIC”), and switching from a blinded one-for-one randomized placebo-controlled design to an open-label design under which all enrollees receive leronlimab. The amendments also provide for a 100% increase in the dose of leronlimab, to 700 mg, to more closely mimic pre-clinical dosing. The next review of data by the IDMC will occur following enrollment of 10 patients under the amended protocol after each patient has been dosed for 30 days. Due to the necessary prioritization of limited capital, enrollment under the amended protocol has been temporarily delayed.

Phase 2 Trial for Metastatic Colorectal Cancer

The FDA recently granted clearance to proceed with Phase 2 studies of leronlimab and regorafenib as a combination therapy for metastatic colorectal cancer in early September 2019. This Phase 2 study will enroll 30 patients and is designed to test the hypothesis that the combination of leronlimab, administered as a subcutaneous injection, and regorafenib, administered orally, will increase progression-free survival in patients with CCR5-positive metastatic colorectal cancer.

Phase 2 Trial and IND for NASH

The FDA recently granted clearance to CytoDyn to proceed with Phase 2 studies to test whether leronlimab may control the devastating effects of liver fibrosis associated with Nonalcoholic steatohepatitis (“NASH”). This trial is designed to be a 60-patient, multi-center, randomized, double blind, placebo-controlled Phase 2 study of the safety and efficacy of leronlimab in adult patients with NASH.

Results of Operations

Results of Operations for the three months ended August 31, 2019 and 2018 are as follows:

For the three months ended August 31, 2019 and 2018, we had no activities that produced revenues from operations.

For the three months ended August 31, 2019 and 2018, we had a net loss of approximately $16.2 million and $14.4 million, respectively. The increase in net loss of approximately $1.8 million was due largely to higher general and administrative (“G&A”) expenses, a reduction in research and development (“R&D”) expenses, and higher amortization and interest expense. The reduction in loss per share in contrast to the increased net loss of $1.8 million over the comparable period a year ago was primarily attributable to a significant increase in the number of common shares outstanding.

For the three months ended August 31, 2019 and 2018, operating expenses totaled approximately $12.6 million and $13.5 million, respectively, consisting of R&D expenses, G&A expenses, and amortization and depreciation. The reduction in operating expenses of approximately $0.9 million, or 6.3%, was attributable to reductions in R&D expenses of approximately $2.3 million, offset in part by increased G&A expenses and amortization of approximately $1.0 million and $0.4 million, respectively.

G&A expenses totaled approximately $3.0 million for the three months ended August 31, 2019, and were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $1.0 million, or 53%, for the three months ended August 31, 2019 was due to increased salaries and benefits for new employees, increased stock-based compensation that included acceleration of vesting of certain awards, coupled with increases in other corporate and administrative expenses.

R&D expenses, which totaled approximately $9.0 million for the three months ended August 31, 2019, decreased approximately $2.3 million, or 20.6%, over the comparable 2018 quarter due a reduction of $3.2 million in manufacturing activity related to the BLA, offset by an increase of $0.9 million in clinical trial costs for our Phase 2b/3 investigative monotherapy trial. For the quarter ended August 30, 2019, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements for our BLA filing and leronlimab, (2) our pivotal Phase 2b/3 combination therapy trial and our investigative Phase 2b/3 monotherapy trial, (3) increase in clinical trials in our oncology indications, and (4) continuing activities necessary to complete the BLA filing with the FDA.

We expect future R&D expenses to be dependent on the timing of FDA approval of our BLA filing, the timing of FDA clearance of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical progression of our oncology trials, along with the outcome of the pre-clinical studies for several other cancer indications. R&D expenses are also expected to increase due to CMC activities in preparation for approval and commercialization of leronlimab. Until we meet the criteria under general accepted accounting principles (“GAAP”) to capitalize CMC activities associated with commercial product manufacturing, all CMC manufacturing costs will continue to be expensed as R&D.

Amortization and depreciation expenses totaled approximately $0.5 million increased approximately $0.4 million, or 496%. The increase was primarily attributable to the amortization of intangible assets recognized with the acquisition of ProstaGene.

For the three months ended August 30, 2019, we recognized an unrealized non-cash benefit from the decrease in fair value of derivative liabilities of approximately $0.6 million, as compared to a non-cash charge of approximately $0.7 in the comparable 2018 period. The warrants and two convertible note instruments containing a contingent cash settlement provision that give rise to a derivative liability, originated in September 2016, June 2018 and January 2019, respectively. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.

Interest expense for the three months ended August 31, 2019 totaled approximately $4.2 million, increased approximately $4.0 million over the comparable quarter in 2018 driven primarily by increases in (1) non-cash amortization of debt issuance and debt discount costs of approximately $1.2 million; (2) non-cash inducement interest expense related to warrant exercises of approximately $2.4 million; and (3) interest on convertible notes payable of approximately $0.3 million.

The future trends in all expenses will be driven, in large part, by the future outcomes of pre-clinical studies and clinical trials and their related effect on research and development expenses, general and administrative expenses, the manufacturing of new commercial leronlimab, and the increasing activities associated with the filing of a BLA. We require a significant amount of additional capital, and our ability to continue to fund operations will continue to depend on its ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2019.

Liquidity and Capital Resources

Our cash position at August 31, 2019 decreased approximately $1.7 million to approximately $1.8 million, as compared to a balance of approximately $3.5 million as of May 31, 2019. The net decrease in cash for the three months ended August 31, 2019 was attributable to net cash provided by financing activities of approximately $13.5 million, offset in part by cash used in operating activities of approximately $15.2 million.

As of August 31, 2019, we had significant negative working capital of approximately $19.9 million compared to negative working capital of approximately $21.6 million at May 31, 2019, a decrease in negative working capital of approximately $1.7 million driven by a reduction in amounts owed to suppliers, offset by a reduction in cash balances and prepaid service fees.

Cash Flows

Net cash used in operating activities totaled approximately $15.2 million during the three months ended August 31, 2019, which reflects an increase of approximately $6.2 million of net cash used in operating activities over the three months ended August 31, 2018. The increase in net cash used in operating activities was due primarily to $7.8 million of cash used to pay down net working capital in the three months ended August 31, 2019.

Net cash used in investing activities was immaterial during the three months ended August 31, 2019.

Net cash provided by financing activities of approximately $13.5 million during the three months ended August 31, 2019, increased approximately $1.0 million over net cash provided by financing activities during the three months ended August 31, 2018. The increase in net cash provided from financing activities was attributable to net proceeds from several forms of equity raises of varying amounts compared to the same period in the prior year.

Capital Requirements

We have not generated revenue to date, and we do not expect to generate product revenue until FDA approval of leronlimab. We expect that we will continue to incur operating losses as expenses continue to increase as we proceed with completion of our BLA, prepare for commercialization of leronlimab and continue our pre-clinical and clinical trial programs. The future trends of all expenses will be driven, in large part, by the timing of the anticipated approval of our BLA, the magnitude of our commercialization readiness, future clinical trial strategy and timing of the commencement of our future revenue stream. We will require a significant amount of additional capital in the future in anticipation of a fully commercialized leronlimab product.

Contract Manufacturing

During the fourth quarter of fiscal 2019, we entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. In April 2019, we delivered to Samsung a purchase order for $33 million worth of process validation and technology transfer services related to the manufacture of leronlimab, with payments by us scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and we are obligated to pay the full amount.

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

Contract Research

We have entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, we have prepaid certain execution fees for direct services costs. In connection with our clinical trials, we have entered into separate project work orders for each trial with our CRO. In the event that we terminate any trial, we may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.7 million. In the remote circumstance that we terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.5 million to an approximate high of $1.1 million.

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

Going Concern

As reported in the accompanying consolidated financial statements, for the three months ended August 31, 2019 and August 31, 2018, we incurred net losses of approximately $16.2 million and $14.4 million, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception.

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

Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance our future operating activities and our working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional financing sources. As of the date of this filing, we have approximately 85 million shares of common stock authorized, unreserved and available for issuance under our certificate of incorporation, as amended, and approximately $151 million available for future registered offerings of securities under our universal shelf registration statement on Form S-3, which was declared effective on March 7, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of August 31, 2019, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2019.

Internal Control Over Financial Reporting

No changes occurred during the quarter ended August 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On July 26, 2019, our Board of Directors terminated the employment of Dr. Richard G. Pestell, our former Chief Medical Officer, for cause pursuant to the terms of his employment agreement. On August 22, 2019, we received notice that a lawsuit naming the Company and its Chief Executive Officer and the Chairman of the Board was filed by Dr. Pestell in the United States District Court for the District of Delaware, alleging breach of Dr. Pestell’s employment agreement, among other claims, and seeking damages in the amount of certain severance entitlements thereunder pertaining to non-cause termination, among other relief. The treatment of those entitlements and of certain previously granted unvested stock options and shares of restricted common stock, which were subject to a repurchase option, will be determined by the outcome of this litigation. On September 17, 2019, CytoDyn and the other defendants moved to dismiss the complaint. On September 27, 2019, Dr. Pestell amended his complaint. We intend to move to dismiss the amended complaint and otherwise vigorously to defend this action.

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Management currently believes that the resolution of any such claims against us, if any, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the risk factors applicable to us from those identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From June 6, 2019 through August 27, 2019, we received six redemption notices from the holder of the our convertible note issued on June 26, 2018 requesting redemptions in the aggregate amount of $1,005,000 of the outstanding balance thereof. In satisfaction of the redemption notices, we issued 3,014,181 shares of common stock to the note holder in accordance with the terms of the convertible note. Following the redemptions, the outstanding balance of the convertible note, including accrued but unpaid interest, was approximately $3.7 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

4.1	Form of Warrant to Purchase Common Stock (August 2019 Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

4.2	Form of Series C Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 20, 2019).

10.1*	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and Scott A. Kelly, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2019).

10.2*	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and David F. Welch, Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 19, 2019).

10.3	Form of Subscription Agreement (August 2019 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

10.4	Form of Subscription Agreement (August 2019 Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

10.5	Placement Agent Agreement (August 2019 Offering) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

31.1**	Rule 13a-14(a) Certification by CEO of Registrant.

31.2**	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1**	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC. (Registrant)

Dated: October 8, 2019	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: October 8, 2019	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer, Treasurer and Corporate Secretary