Form 10-Q
period 2019-11-30
CytoDyn Inc.
filed 2020-01-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

On December 31, 2019, there were 430,755,772 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2019	May 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$409,452	$2,612,910
Restricted cash	790,999	853,599
Miscellaneous receivables	4,500	90,824
Prepaid expenses	623,687	107,211
Prepaid service fees	1,416,513	1,704,876

Total current assets	3,245,151	5,369,420
Operating lease right-of-use assets	184,665	—
Property, plant and equipment	37,118	29,251
Intangibles, net	14,450,038	15,475,454

Total assets	$17,916,972	$20,874,125

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$18,653,807	$16,239,434
Accrued liabilities and compensation	1,143,859	1,588,552
Accrued license fees	910,400	208,600
Accrued interest on convertible notes	70,186	212,777
Accrued dividends on Series C convertible preferred stock	298,364	37,351
Convertible notes payable, net	4,953,876	3,586,035
Current portion of operating leases payable	106,827	—
Current portion of long-term convertible notes payable	2,773,726	4,200,000
Registered direct offer proceeds held in trust	790,999	—
Warrant tender offer proceeds held in trust	—	853,599

Total current liabilities	29,702,044	26,926,348

Long-term liabilities:
Convertible notes payable, net	188,591	454,568
Operating lease liability	79,164	—
Derivative liability	1,578,770	2,407,269

Total long-term liabilities	1,846,525	2,861,837

Total liabilities	31,548,569	29,788,185
Commitments and Contingencies	—	—
Stockholders’ (Deficit) equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized
Series C convertible preferred stock, $0.001 par value; 20,000 authorized; 7,788 and 3,246 issued and outstanding at November 30, 2019 and May 31, 2019, respectively	8	3
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively	92	92
Common stock, $0.001 par value; 700,000,000 shares authorized, 399,315,351 and 329,554,763 issued and 399,156,340 and 329,395,752 outstanding at November 30, 2019 and May 31, 2019, respectively	399,316	329,555
Additional paid-in capital	246,618,030	220,119,856
Accumulated (deficit)	(260,648,884)	(229,363,407)
Less: treasury stock, at par (159,011 shares at $0.001)	(159)	(159)

Total stockholders’ (deficit)	(13,631,597)	(8,914,060)

Total liabilities and stockholders’ (deficit) equity	$17,916,972	$20,874,125

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$3,094,316	$2,663,745	$6,140,281	$4,594,804
Research and development	8,526,398	12,869,244	17,581,687	24,337,910
Amortization and depreciation	500,038	154,801	1,031,081	243,772

Total operating expenses	12,120,752	15,687,790	24,753,049	29,176,486

Operating loss	(12,120,752)	(15,687,790)	(24,753,049)	(29,176,486)
Interest income	1,524	1,021	1,524	2,002
Change in fair value of derivative liabilities	203,166	281,055	828,499	(466,412)
Interest expense:
Finance charges	(1,549,363)	—	(1,557,652)	—
Amortization of discount on convertible notes	(439,474)	(52,954)	(1,469,625)	(117,534)
Amortization of debt issuance costs	(120,279)	(10,411)	(404,340)	(19,589)
Loss on extinguishment of convertible note	—	(1,519,603)	—	(1,519,603)
Inducement interest - warrant exercises and debt conversion	(282,500)	—	(2,713,014)	—
Interest on convertible note payable	(552,790)	(143,617)	(956,810)	(248,247)

Total interest expense	(2,944,406)	(1,726,585)	(7,101,441)	(1,904,973)

Loss before income taxes	(14,860,468)	(17,132,299)	(31,024,467)	(31,545,869)
Income tax benefit	—	2,826,919	—	2,826,919

Net loss	$(14,860,468)	$(14,305,380)	$(31,024,467)	$(28,718,950)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.08)	$(0.12)

Basic and diluted weighted average common shares outstanding	389,137,558	259,088,835	376,821,549	238,731,091

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,024,467)	$(28,718,950)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	1,031,081	243,772
Amortization of debt issuance costs	404,340	19,589
Amortization of discount on convertible notes	1,469,625	117,534
Inducement interest related to warrant exercise and debt conversion	2,713,014	—
Interest expense associated with accretion of convertible notes payable	687,749	—
Change in fair value of derivative liabilities	(828,499)	466,412
Stock-based compensation	1,014,972	1,510,486
Loss on extinguishment of convertible note	—	1,519,603
Deferred income tax benefit	—	(2,826,919)
Changes in current assets and liabilities:
(Increase) decrease in miscellaneous receivables	86,324	—
(Increase) decrease in prepaid expenses	(228,113)	(1,807,629)
Increase in accounts payable and accrued expenses	2,699,053	3,283,113

Net cash used in operating activities	(21,974,921)	(26,192,989)

Cash flows from investing activities:
Furniture and equipment purchases	(13,532)	(2,262)

Net cash used in investing activities	(13,532)	(2,262)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,665,300	23,463,585
Proceeds from sale of preferred stock	4,542,000	—
Proceeds from warrant exercises	11,900,260	—
Proceeds from registered direct financing held in trust	790,999	—
Principal paid on maturity of short-term convertible notes	(460,000)	—
Convertible note redemptions paid in cash	(850,000)	—
Exercise of option to repurchase shares held in escrow	(8,342)	—
Release of funds held in trust for warrant tender offer	(853,599)	—
Proceeds from convertible note payable, net	—	5,000,000
Payment of offering costs	(2,004,223)	(2,727,418)

Net cash provided by financing activities	19,722,395	25,736,167

Net change in cash	(2,266,058)	(459,084)
Cash, beginning of period	3,466,509	1,231,445

Cash, end of period	$1,200,451	$772,361

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$255,489	—
Non-cash investing and financing transactions:
Common stock issued for conversion redemption	$1,530,000	—

Dividends accrued on Series C convertible preferred stock	$261,010	—

Accrued interest converted into note payable	$153,877	$225,245

Debt discount associated with convertible notes payable	$—	$700,000

Common stock issued for acquisition of ProstaGene, LLC	$—	$11,558,000

Derivative liability associated a convertible note payable	$—	$1,284,998

Conversion of interest and principal of short-term convertible notes to common stock	$214,959	—

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2018	92,100	$92	216,881,790	$216,881	159,011	$(159)

First Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	—	—	—	—
Issuance of stock payment shares	—	—	—	—	—	—
Issuance of stock for note payable redemption	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	1,970,000	1,970	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	15,028,600	15,029	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2018	—	—	—	—	—	—

Balance August 31, 2018	92,100	$92	233,880,390	$233,880	159,011	$(159)
Second Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	18,658,000	18,658	—	—
Issuance of stock payment shares	—	—	8,342,000	8,342	—	—
Issuance of stock for note payable redemption	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	—	—	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	29,928,570	29,930	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss November 30, 2018	—	—	—	—	—	—

Balance November 30, 2018	92,100	$92	290,808,960	$290,810	159,011	$(159)

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

`	Additional	Accumulated		Fiscal Year
	Paid-In Capital	Deficit	Total	To Date
Balance May 31, 2018	$159,764,611	$(173,139,396)	$(13,157,971)	$(13,157,971)

First Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	—	—	—	—
Issuance of stock payment shares	—	—	—	—
Issuance of stock for note payable redemption	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	983,030	—	985,000	985,000
Offering costs related to registered direct offering	(75,151)	—	(75,151)	(75,151)
Proceeds from private equity offering ($0.50/share)	7,499,271	—	7,514,300	7,514,300
Offering costs related to private equity offering	(882,716)	—	(882,716)	(882,716)
Offering costs related to debt offering	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—
Legal fees in connection with equity offerings	(50,544)	—	(50,544)	(50,544)
Stock-based compensation	283,346	—	283,346	283,346
Net Loss August 31, 2018	—	(14,413,569)	(14,413,569)	(14,413,569)

Balance August 31, 2018	167,521,847	$(187,552,965)	$(19,797,305)	(19,797,305)

Second Quarter Fiscal Year Ended May 31, 2019
Acquisition of ProstaGene LLC	11,539,342	—	11,558,000	11,558,000
Issuance of stock payment shares	(8,342)	—	—	8,342
Issuance of stock for note payable redemption	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	—	985,000
Offering costs related to registered direct offering	—	—	—	(75,151)
Proceeds from private equity offering ($0.50/share)	14,934,355	—	14,964,285	22,478,585
Offering costs related to private equity offering	(1,693,354)	—	(1,693,354)	(2,576,070)
Offering costs related to debt offering	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—
Legal fees in connection with equity offerings	(25,652)	—	(25,652)	(76,195)
Stock-based compensation	1,227,140	—	1,227,140	1,510,486
Net Loss November 30, 2018		(14,305,380)	(14,305,380)	(28,718,950)

Balance November 30, 2018	193,503,678	$(201,858,345)	$(8,063,924)	$(8,063,924)

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2019	95,346	$95	329,554,763	$329,555	159,011	$(159)
First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	—	—	3,014,181	3,015	—	—
Note conversion and extension fees		—	—	—	—	—
Proceeds from registered direct offering	—	—	5,639,500	5,640	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	45,375,923	45,376	—	—
Offering costs related to public warrant tender offers	—	—
Inducement interest expense—tender offers and debt conversions	—	—	—	—	—	—
Proceeds from Series C Preferred offering	1,754	2
Offering costs related to Series C Preffered offering	—	—	—	—	—	—
Exercise of option to repurchase common stock
Dividends on Series C Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2019	—	—	—	—	—	—

Balance August 31, 2019	97,100	$97	383,584,367	$383,586	159,011	$(159)

Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	—	—	2,270,151	2,269	—	—
Note conversion and extension fees	—	—	—	—	—	—
Proceeds from registered direct offering	—	—	13,460,833	13,461	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	—	—	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense—debt conversion	—	—	—	—	—	—
Proceeds from Series C Preferred offering	2,788	3	—	—	—	—
Offering costs related to Series C Preffered offering	—	—	—	—	—	—
Exercise of option to repurchase common stock	—	—	—	—	—	—
Dividends on Series C Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss November 30, 2019	—	—	—	—	—	—

Balance November 30, 2019	99,888	$100	399,315,351	$399,316	159,011	$(159)

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Additional	Accumulated		Fiscal Year
	Paid-In Capital	Deficit	Total	To Date
Balance May 31, 2019	$220,119,856	$(229,363,407)	$(8,914,060)	$(8,914,060)
First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	1,001,985	—	1,005,000	1,005,000
Note conversion and extension fees	—	—	—	—
Proceeds from registered direct offering	2,250,160	—	2,255,800	2,255,800
Offering costs related to registered direct offering	(260,208)	—	(260,208)	(260,208)
Proceeds from public warrant tender offers	11,854,884	—	11,900,260	11,900,260
Offering costs related to public warrant tender offers	(1,058,466)	—	(1,058,466)	(1,058,466)
Inducement interest expense—tender offers and debt conversions	2,430,514	—	2,430,514	2,430,514
Proceeds from Series C Preferred offering	1,753,998	—	1,754,000	1,754,000
Offering costs related to Series C Preffered offering	(197,460)	—	(197,460)	(197,460)
Exercise of option to repurchase common stock			—	—
Dividends on Series C Preferred shares	—	(110,826)	(110,826)	(110,826)
Legal fees in connection with equity offerings	(15,877)	—	(15,877)	(15,877)
Stock-based compensation	580,727	—	580,727	580,727
Net Loss August 31, 2019	—	(16,163,999)	(16,163,999)	(16,163,999)

Balance August 31, 2019	$238,460,113	$(245,638,232)	$(6,794,595)	(6,794,595)

Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	737,690	—	739,959	1,744,959
Note conversion and extension fees	(216,800)	—	(216,800)	(216,800)
Proceeds from registered direct offering	4,396,039	—	4,409,500	6,665,300
Offering costs related to registered direct offering	(73,690)	—	(73,690)	(333,898)
Proceeds from public warrant tender offers	—	—	—	11,900,260
Offering costs related to public warrant tender offers	—	—	—	(1,058,466)
Inducement interest expense—debt conversion	282,500	—	282,500	2,713,014
Proceeds from Series C Preferred offering	2,787,997	—	2,788,000	4,542,000
Offering costs related to Series C Preffered offering	(181,722)	—	(181,722)	(379,182)
Exercise of option to repurchase common stock	(8,342)	—	(8,342)	(8,342)
Dividends on Series C Preferred shares	—	(150,184)	(150,184)	(261,010)
Legal fees in connection with equity offerings	—	—	—	(15,877)
Stock-based compensation	434,245	—	434,245	1,014,972
Net Loss November 30, 2019	—	(14,860,468)	(14,860,468)	(31,024,467)

Balance November 30, 2019	246,618,030	$(260,648,884)	$(13,631,597)	$(13,631,597)

See accompanying notes to unaudited consolidated financial statements

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2019

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2019 and 2018 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the Securities and Exchange Commission on August 14, 2019. Operating results for the three and six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended November 30, 2019 and November 30, 2018, (b) the financial position at November 30, 2019 and (c) cash flows for the six month periods ended November 30, 2019 and November 30, 2018.

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

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $31,024,467 for the six months ended November 30, 2019 and has an accumulated deficit of $260,648,884 as of November 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at November 30, 2019 and May 31, 2019 approximated $1.3 million and $3.3 million, respectively.

Identified Intangible Assets

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the six months ended November 30, 2019 and 2018. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Notes 7 and 9.

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

Pre-launch Inventory

The Company may scale-up and make commercial quantities of its product candidate prior to the date it anticipates that such product will receive final FDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever. This risk notwithstanding, the Company may scale-up and build pre-launch inventories of product that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The determination to capitalize is made once the Company (or its third party development partners) has filed a Biologics License Application (“BLA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal requirements will be satisfied. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the drug product being considered. As of November 30, 2019, and May 31, 2019, the Company did not have pre-launch inventory that qualified for capitalization pursuant to U.S. GAAP ASC 330 “Inventory.”

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of November 30, 2019 and May 31, 2019 is as follows:

	Fair Value Measurement at November 30, 2019 (1)		Fair Value Measurement at May 31, 2019 (1)
	Using Level 3	Total	Using Level 3	Total
Liabilities:
Derivative liability—convertible note redemption provision	$1,456,398	$1,456,398	$2,005,137	$2,005,137
Derivative liability—warrants	122,372	122,372	402,132	402,132

Total liability	$1,578,770	$1,578,770	$2,407,269	$2,407,269

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of November 30, 2019 and May 31, 2019.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended November 30, 2019, and the year ended May 31, 2019:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(3,855,468)

Balance at May 31, 2018	1,323,732
Inception date value of redemption provisions	2,750,006
Fair value adjustments—warrants	(744,869)
Fair value adjustments—convertible notes	(921,600)

Balance at May 31, 2019	$2,407,269
Fair value adjustments—warrants	(279,760)
Fair value adjustments—convertible notes	(548,739)

Balance at November 30, 2019	$1,578,770

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

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of November 30, 2019, the Company has authorized the issuance of 400,000 shares of Series B convertible preferred stock and 20,000 shares of Series C convertible preferred stock, of which 92,100 shares and 7,788 shares, respectively, were outstanding. The remaining preferred shares authorized have no specified rights.

Treasury Stock

Treasury stock purchases are accounted for under the par value method, whereby the cost of the acquired stock is recorded at par value. As of November 30, 2019, the Company has purchased 159,011 shares of $0.001 par value treasury stock.

Debt Discount

During year ended May 31, 2019, the Company incurred approximately $4.2 million of debt discount related to the issuance of convertible notes, as described in Note 4. The discount is amortized over the life of the convertible promissory notes. During the six months ended November 30, 2019 and November 30, 2018, the Company recorded approximately $1.5 million and $0.1 million of related amortization, respectively.

Debt Issuance Cost

During the year ended May 31, 2019, the Company incurred direct costs associated with the issuance of convertible notes, as described in Note 4, and recorded approximately $1.0 million of debt issuance costs. During the six months ended November 30, 2019 and November 30, 2018, the Company recognized related amortization of approximately $404,000 and $20,000, respectively.

Offering Costs

During the six months ended November 30, 2019 and the year ended May 31, 2019, the Company incurred direct incremental costs associated with the sale of equity securities and conversion of debt, as described in Notes 10 and 11. The costs were approximately $2.0 million and $4.3 million for the six months ended November 30, 2019 and year ended May 31, 2019, respectively. The offering costs were recorded as a component of equity upon receipt of proceeds.

Stock for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason the following potentially dilutive common stock equivalents were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the six months ended November 30, 2019 and November 30, 2018: common stock options and warrants to purchase common stock of 177,457,255 and 155,836,676 respectively; short-term convertible notes and accrued interest that could convert into 10,048,121 and 0 common shares respectively; Shares of Series C and Series B convertible preferred stock including undeclared dividends that can potentially convert in the aggregate into a 17,550,240 and 1,330,861 common shares respectively.

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

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% and 28.62% for the six months ended November 30, 2019 and November 30, 2018, respectively. The net tax expense for the six months ended November 30, 2019 is zero and a benefit of $2.8 million for the six months ended November 30, 2018. The Company has a full valuation allowance as of November 30, 2019 and May 31, 2019, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

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

Note 4 – Convertible Instruments

Series C Convertible Preferred Stock

On March 20, 2019, the Company authorized 5,000 shares and issued 3,246 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), at $1,000.00 per share for cash proceeds totaling $3,083,700, net of placement agent fees of $162,300. On August 29, 2019, the Company issued the remaining 1,754 shares of Series C Preferred Stock at $1,000.00 per share for cash proceeds totaling $1,542,545, net of placement agent fees and legal fees totaling $211,455. On October 11, 2019, the Company authorized an increase from 5,000 shares to 20,000 shares, and between October 21, 2019 and November 8, 2019 issued 2,788 shares of Series C Convertible Preferred Stock. As of November 30, 2019, 12,212 shares of Series C Preferred Stock remain available to be issued. The Series C Preferred Stock Certificate of Designation (the “Certificate of Designation”) provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock, which dividends shall accrue whether or not declared. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be paid, prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Stated Value and the amount of any accrued and unpaid dividends. The holders of the Series C Preferred Stock will then receive distributions along with the holders of common stock on a pari passu basis according to the number of shares of common stock the Series C Preferred holders would be entitled if they converted their shares of Series C Preferred Stock at the time of such distribution. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of November 30, 2019, the accrued dividends were approximately $299,000 or 598,000 shares of common stock.

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at November 30, 2019. Each share of the Series B Preferred Stock is convertible into ten shares of the Company’s common stock, including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B Preferred Stock was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B Preferred Stock holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B Preferred Stock holders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. The Series B holders have no voting rights. As of November 30, 2019, and May 31, 2019, the undeclared dividends were approximately $233,000 or 456,000 shares of common stock and approximately $216,000 or 432,000 shares of common stock, respectively.

2019 Short-term Convertible Notes

During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. Beginning on September 30, 2019 and through November 14, 2019, principal and interest totaling approximately $5.9 million came due. Holders of notes totaling approximately $1.1 million in principal and accrued interest agreed to extend their notes for another 3 months, and holders of notes totaling approximately $4.1 million in principal and accrued interest agreed to extend their notes for another 6 months. One note-holder with principal and accrued interest totaling approximately $0.2 million converted to shares of common stock of the Company. During the quarter ended November 30, 2019, a total of approximately $0.7 million of principal and accrued interest was repaid in cash. In addition, detachable stock warrants to purchase a total of 4,750,000 warrants with a five-year term and an exercise price of $0.30 per share and a five-year term were issued to investors who extended their notes. One investor received 200,000 warrants with a five-year term and an exercise price of $0.45 per share for converting the entire principal and accrued interest on its note. In connection with the note extensions and conversion, the Company recorded a non-cash inducement interest expense of approximately $0.3 million during the quarter ended November 30, 2029. The new principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes bear simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the new commitment dates, the Company determined that there was a decrease in the fair value of the embedded conversion option resulting from the modification, the value of which is not required to be recognized under U.S. GAAP.

The Company recognized approximately $269,000 and $0 of interest expense during the six months ended November 30, 2019 and November 30, 2018, respectively.

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

During the six months ended November 30, 2019 and November 30, 2018, the Company recognized approximately $300,000 and $248,000, of interest expense related to the June 2018 Note, respectively. During the six months ended November 30, 2019, the Company received redemption notices from the holder of the Company’s June 2018 Note, requesting an aggregate redemption of $2,055,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 4,746,935 and paid cash totaling $525,000 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the outstanding balance of the convertible June 2018 Note, including accrued but unpaid interest, was approximately $2.8 million.

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

$5,000,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the six months ended November 30, 2019 and November 30, 2018, the Company recognized approximately $387,000 and $-0-, respectively, of interest expense related to the January 2019 Note.

Activity related to the June 2018 Note and the January 2019 Note is as follows:

	Short Term	Long Term	Total
June 2018 Note	$2,100,000	$3,600,000	$5,700,000
Monthly redemption provision	2,100,000	(2,100,000)	—
Note amendment, net	—	111,410	111,410
Redemptions	(1,726,582)	(2,108,418)	(3,835,000)
Interest accretion—June 2018 and January 2019 Notes	300,308	685,599	985,907

Carrying value of Notes at November 30, 2019	$2,773,726	$188,591	$2,962,317

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

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, and the fair value as of May 31, 2019 and November 30, 2019:

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,733,334	$5,179,200
Balance May 31, 2019	7,733,334	409,132
Balance November 30, 2019	7,733,334	$122,372

The Company recognized approximately $280,000 of non-cash gain and $466,000 of non-cash loss, due to the changes in the fair value of the liability associated with such classified warrants during the six months ended November 30, 2019 and November 30, 2018, respectively.

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice (“Lattice”) valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2019 and November 30, 2019, using the following assumptions:

	September 15, 2016	May 31, 2019	November 30, 2019
Fair value of underlying stock	$0.78	$0.39	$0.28
Risk free rate	1.20%	1.94%	1.61%
Expected term (years)	5	2.29	1.79
Stock price volatility	106%	61%	63%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

As described above in Note 4 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019 and May 31, 2019 and November 30, 2019:

	November 15,	January 30,	May 31, 2019		November 30, 2019
	2018	2019	June Note	January Note	June Note	January Note
Fair value of underlying stock	$0.57	$0.49	$0.39	$0.39	$0.28	$0.28
Risk free rate	2.78%	2.52%	2.21%	1.95%	1.63%	1.60%
Expected term (in years)	1.61	2	1.07	1.67	0.57	1.17
Stock price volatility	58.8%	61%	62.2%	62.2%	66.3%	64.1%
Expected dividend yield	—	—	—	—	—	—
Discount factor	85%	85%	85%	85%	85%	85%

The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and the fair value as of May 31, 2019 and November 30, 2019:

		Derivative Liability
	Net Proceeds	Inception date	May 31, 2019	November 30, 2019
Inception date June 2018 Note, November 15, 2018	$5,000,000	$1,284,988	$847,103	$481,345
Inception date January 2019 Note, January 30, 2019	5,000,000	1,465,008	1,158,034	975,053

			$2,005,137	$1,456,398

The Company recognized approximately $549,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the six months ended November 30, 2019.

Note 6 – Stock Options and Warrants

The Company has one active stock-based equity plan at November 30, 2019, the CytoDyn Inc. 2012 Equity Incentive Plan, as amended (the “2012 Plan”), and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. At the annual meeting of stockholders held on August 24, 2017, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock. At a special meeting of stockholders held on May 22, 2019, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 15,000,000 to 25,000,000 shares of common stock. As of November 30, 2019, the Company had 8,171,644 shares available for future stock-based grants under the 2012 Plan, as amended.

Stock Options

During the six months ended November 30, 2019, the Company granted annual stock option awards to directors to purchase a total of 1,975,000 shares of common stock. The exercise prices of the stock option awards ranges between $0.385 and $0.52 per share. 1,000,000 stock options vest immediately and the remaining awards vest quarterly over one year and have a ten-year term. The grant date fair value related to these stock options was $413,774.

During the six months ended November 30, 2019, the Company granted stock options, covering an aggregate of 1,787,500 shares of common stock, to executive management, employees and consultants with exercise prices ranging between $0.30 and $0.52 per share, except for one award of 50,000 shares which has an exercise price of $0.90 and represented a supplemental award related to a previous rescission, and which vested immediately. The awards granted to the consultants totaled 400,000 stock options, 200,000 of which vested immediately, 100,000 of which vested on December 12, 2019 and 100,000 of which will vest on April 7, 2020. Stock option awards covering an additional 1,112,500 shares granted to executive management and employees vest in 12 equal monthly installments and have a ten-year term. The remaining stock option awards granted to executive management and employees vest annually over three years, with a ten-year term. The grant date fair value of related to these stock options was $331,317.

On August 12, 2019, Gregory Gould, a member of the Company’s Board of Directors, resigned. On September 12, 2019 Carl Dockery, a member of the Company’s Board of Directors did not stand for re-election. 90 days after the cessation of their service, any vested and unexercised options in their names were returned to the pool of shares available for future stock-based grants under the 2012 Plan.

Warrants

During the six months ended November 30, 2019, in connection with registered direct offerings, as fully described in Note 11, the Company issued warrants covering 11,987,250 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.45 per share. In connection with the registered direct offering, the Company also issued warrants covering 655,305 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise prices ranging between of $0.40 and $0.444 per share.

During the six months ended November 30, 2019, in connection with Series C convertible preferred offerings, as fully described in Note 4, the Company issued common stock warrants covering a total of 9,601,000 shares of common stock to investors. The investor warrants have a five-year term and exercise prices ranging between $0.30 and $0.50 per share.

During the six months ended November 30, 2019, in connection with extension and conversion of short-term convertible notes, the Company issued common stock warrants covering a total of 4,750,000 shares of common stock to investors. The investor warrants have a five-year term and exercise prices ranging between $0.30 and $0.45 per share.

Compensation expense related to stock options, compensatory warrants and common stock reserved for advisory services for the three and six months ended November 30, 2019 and November 30, 2018 was approximately $1.0 million and $434,000 and $1.5 million and $1.2 million respectively. The grant date fair value of options and compensatory warrants vested during the six-month periods ended November 30, 2019 and November 30, 2018 was approximately $907,000 and $1.2 million respectively. As of November 30, 2019, there was approximately $1.1 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 0.72 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2019	178,591,849	$0.71	3.75	$896,400

Granted	30,756,055	0.36	—	—
Exercised	(30,250,649)	0.39	—	—
Forfeited/expired/cancelled	(1,640,000)	0.74	—	—

Options and warrants outstanding—November 30, 2019	177,457,255	0.65	3.67	—

Outstanding exercisable—November 30, 2019	173,178,551	$0.66	3.56	$—

Note 7 – Acquisition of Patents and Intangibles

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140) drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of November 30, 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140) and formulations comprising leronlimab (PRO 140) out through at least 2031 and 2038, respectively, in various countries.

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

The following presents intangible assets activity:

	November 30, 2019	May 31, 2019
Gross carrying amounts	$3,500,000	$3,500,000
Development of new Company website	$19,552	$19,553
Intangible asset acquisition:
ProstaGene, LLC	15,126,216	15,126,216
Accumulated amortization	(4,195,730)	(3,170,315)

Total amortizable intangible assets, net	$14,450,038	$15,475,454

Patents currently not amortized	$—	$—

Carrying value of intangibles, net	$14,450,038	$15,475,454

Amortization expense related to intangible assets was approximately $497,100 and $994,200 and $152,900 and $240,000 for the three and six months ended November 30, 2019 and 2018, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated to be approximately $2 million per year for the next two years, $1.4 million the following year, $1.1 million for the next seven years, and $940,000 for the last year.

Note 8 – License Agreements

The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues an annual license fees of £600,000 (approximately US$800,000 utilizing current exchange rates), which is payable annually in December. The December 2019 and 2018 payments were extended to March 15th, 2020 and April 15, 2019, respectively. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2% of net sales, depending upon who serves as the manufacturer, when the Company commences their first commercial sale, which will continue as long as the license agreement is maintained.

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

The Company has entered into project work orders, as amended, for each of its CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.8 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.7 million to an approximate high of $1.9 million.

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

Note 10 – Public Warrant Tender Offerings

During the six months ended November 30, 2019, the Company conducted two public warrant tender offers, in which accredited investors purchased unregistered common stock at either $0.30 or $0.40 per share. Pursuant to the offering, the Company sold a total of 45,375,923 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $11.9 million. The Company paid placement agent fees of approximately $1.1 million for services in connection with the offering. The Company also recorded a non-cash inducement interest expense of approximately $2.4 million in connection with the offerings.

Note 11 – Registered Direct Equity Offerings

During the six months ended November 30, 2019, the Company entered into subscription agreements with certain investors for the sale of 19,100,333 shares of common stock at purchase prices ranging between $0.30 and $0.40 per share in registered direct offerings, pursuant to a registration statement on Form S-3. The investors in these offerings also received warrants to purchase 11,987,250 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the offerings of approximately $6.3 million. In addition, the placement agent received warrants covering 655,305 shares of common stock (or 1.3% of total shares sold to investors) with per share exercise prices ranging between $0.40 and $0.444, a five-year term and a cashless exercise provision.

Note 12 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and six months ended November 30, 2019 and 2018, the Company incurred an expense of approximately $19,800 and $46,000 and $15,200 and $31,000, respectively, for qualified non-elective contributions.

Note 13 – Related Party Transactions

The Audit Committee of the Board of Directors, comprised of independent directors, or the full Board of Directors, reviews and approves all related party transactions.

On July 15, 2019, the Company entered into consulting agreements with two of its directors, one with Scott A. Kelly, M.D. in the capacity of non-executive Chief Science Officer, the other with David F. Welch, Ph.D. in the capacity of non-executive Strategy Advisor. On September 12, 2019, the Company and Dr. Welch agreed to amend his consulting agreement to eliminate any cash compensation (including previously earned entitlements) thereunder. The company has issued stock options covering an aggregate of 1,375,000 shares of common stock to Dr. Kelly and Dr. Welch as compensation pursuant to such agreements, including options to Dr. Kelly for 750,000 shares at an exercise price of $0.385, on September 12, 2019, and 187,500 shares at an exercise price of $0.39, on October 7, 2019; and options to Dr. Welch for 250,000 shares at an exercise price of $0.385, on September 12, 2019, and 187,500 shares at an exercise price of $0.39, on October 7, 2019. The options granted on September 12, 2019 vested immediately upon issuance and have a 10-year expiration term. The options issued on October 7, 2019 vest in four equal quarterly installments beginning on the grant date and have a 10-year expiration term.

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

On September 30, 2019, an entity controlled by Dr. Welch exchanged a 2019 Short-term Convertible Note in the principal amount of $1 million and accrued but unpaid interest of $75,343, for an Exchange Note in the principal amount of $1,075,343 and a warrant to purchase 1,000,000 shares of common stock. The entity controlled by Dr. Welch participated on similar terms to the other holders in the exchange.

On October 8, 2019, an entity controlled by Mr. Klump exchanged a 2019 Short-term Convertible Note in the principal amount of $0.5 million and accrued but unpaid interest of $37,397, for an Exchange Note in the principal amount of $537,397 and a warrant to purchase 500,000 shares of common stock. The entity controlled by Mr. Klump participated on similar terms to the other holders in the exchange.

On December 13, 2019, Mr. Naydenov participated in a registered direct equity offering. Mr. Naydenov purchased 833,333 shares of common stock and received warrants covering 625,000 shares. The terms and conditions of Mr. Naydenov’s $250,000 investment were identical to those offered to other investors in this offering.

On December 23, 2019, an entity controlled by Dr. Welch participated in a registered direct equity offering. The entity controlled by Dr. Welch purchased 1,639,344 shares of common stock and received warrants covering 819,672 shares. The terms and conditions of the $500,000 investment made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.

Note 14 – Subsequent Events

On December 2, 2019, the Company received a redemption notice from the holder of the Company’s June 2018 Convertible Note requesting a redemption of $350,000, which, at the Company’s election, was paid in cash rather than stock. Following this redemption, the outstanding balance on the June 2018 Convertible Note, including accrued interest, was approximately $2.6 million.

On December 6, 2019, the Company entered into subscription agreements with certain investors for the sale of 415 Series C convertible preferred shares at a purchase price of $1,000 per share (December 6, 2019 offering”). The investors in the December 6, 2019 offering also received warrants to purchase 1,037,500 shares of common stock with an exercise price of $0.30 per share and a five-year term. The Company received net proceeds from the December 6, 2019 offering of approximately $0.38 million.

On December 9, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,568,330 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 9 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 9 2019 Offering also received warrants to purchase 1,926,248 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the December 9 Offering of approximately $0.75 million.

On December 13, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,433,333 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 13 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 13 2019 Offering also received warrants to purchase 1,825,000 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the December 13 Offering of approximately $0.73 million.

On December 16, 2019, the Company received a redemption notice from the holder of the Company’s January 2019 Convertible Note requesting a redemption of $350,000, which, at the Company’s election, was paid in cash rather than stock. On December 27, December 30, December 31, 2019 and on January 2, 2020, the Company received additional conversion notices from the holder of the January 2019 Convertible Note requesting conversions totaling $1.15 million. Pursuant to the January 2019 Convertible Note, such conversions are at $0.50 per share. Accordingly, the Company issued 2.3 million shares in connection with such conversion notices. Following the aforementioned redemption and conversions, the outstanding balance on the January 2019 Convertible Note, including accrued interest, was approximately $4.2 million.

On December 17, 2019, the Company entered into a Commercialization and License Agreement (the “License Agreement”) and a Supply Agreement (the “Supply Agreement”) with Vyera Pharmaceuticals, LLC, a Delaware limited liability company (“Vyera”). Pursuant to the License Agreement, the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab (PRO 140) for the treatment of HIV in humans in the United States. Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, Vyera will bear the cost of, and be responsible for, among other things, the commercialization of leronlimab (PRO 140) in the United States. Pursuant to the Supply Agreement, the Company has agreed to supply Vyera and Vyera has agreed to purchase from the Company, its requirements of leronlimab (PRO-140) for commercialization under the License Agreement. Under the terms of the Supply Agreement, Vyera is obligated to make purchases of leronlimab (PRO 140) from the Company pursuant to Vyera’s forecasted requirements, updated monthly, which will contain a binding period that will increase over the course of the first two years following receipt of regulatory approval of leronlimab (PRO 140) for the treatment of humans with HIV.

On December 19, 2019, the Company issued stock options covering 7,300,000 shares of its common stock to directors and officers. The stock option awards have a per share exercise price of $0.63. Stock options covering 6,050,000 shares vested immediately upon issuance and 1,250,000 shares will vest upon filing of the BLA associated with HIV-Combination therapy. In addition, the president and chief executive officer received a warrant covering 2,000,000 shares with an exercise price of $0.63 per share, which vests upon the Company’s filing of the BLA.

On December 20, 2019, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.22 to $0.25 per share as compared to the stated exercise price on their warrant, which ranged from $0.45 to $0.75 per share of common stock. The Company sold 3,350,000 shares of common stock, as well as 1,340,000 additional shares as an inducement to exercise their warrants, for a total of 4,690,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.8 million.

As partial consideration for the License Agreement and the Supply Agreement, Vyera’s parent company, Phoenixus AG (“Phoenixus”), agreed to make a $4.0 million equity investment in the Company (the “December 23 2019 Offering”). On December 23, 2019, the Company entered into definitive subscription agreements relating to Phoenixus’ investment. In addition to the $4.0 million of shares of common stock and warrants sold to Phoenixus, the December 23 2019 Offering also included $0.5 million of shares of common stock and related warrants sold to an entity associated with David F. Welch, a member of the Company’s board of directors, on terms identical to those applicable to Phoenixus. In the aggregate, the Company sold 14,754,098 shares of common stock and warrants to purchase up to an aggregate of 7,377,049 shares of common stock. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock for a combined purchase price of $0.305 per share.

On December 24, 2019, the Company issued a total of 379,880 shares of registered common stock to two executives in connection with the stock portion of their incentive compensation earned for the fiscal year ended May 31, 2018. The two executives simultaneously tendered back to the Company a total of 126,997 shares of the registered common stock to cover the income tax withholding requirements.

On December 31, 2019, the holder of a 2019 Short-term Convertible Note in the aggregate principal amount of $549,912, including accrued but unpaid interest, tendered a notice of conversion at the stated conversion rate of $0.50 per share. The Company issued 1,099,823 shares of Common Stock in satisfaction of the conversion notice.

On December 30, 2019, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a reduced exercise price per share of $0.50 for any warrant with a stated exercise price greater than $0.50 per share and no discount for warrants with a stated exercise price equal to or less than $0.50 per share. The Company sold 2,230,000 shares of common stock, as well as 446,000 additional shares as an inducement to exercise their warrants, for a total of 2,676,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $1.0 million.

On January 6, 2020, the Company granted stock option awards covering 210,000 shares of common stock to employees, with an exercise price of $0.98 per share. The awards vest ratably over three years and have a ten-year term.

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

Overview

Our current business strategy is to prioritize the completion our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients, to advance our Phase 1b/2 clinical trial for metastatic triple-negative breast cancer, to continue our Phase 2 trial for graft-versus-host disease (“GvHD”), to finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and concurrently to explore other cancer and immunologic indications for leronlimab, including Non-Alcoholic SteatoHepatitis (“NASH”). The Company recently received permission from the FDA to proceed with a Phase 2 clinical trial for colorectal cancer. We continue to pursue licensing opportunities and other potential strategic partnerships for leronlimab with pharmaceutical companies and other potential business partners.

Clinical Trials Update for HIV Applications

Phase 2b Extension Study for HIV, as Monotherapy

Currently, there are four patients in this ongoing extension study and each has surpassed five years of suppressed viral load with leronlimab as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab as combination therapy for HIV.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

This trial was successfully completed, and is the basis for our current BLA, for which the first of three sections was submitted to the FDA in March 2019 under a “rolling review.” We expect to submit the remaining two sections of the BLA in the first quarter of 2020. This trial for leronlimab as a combination therapy with existing Highly Active Anti-Retroviral Therapy (“HAART”) drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of 0.0032. Nearly all patients who have completed this trial have transitioned to an FDA-cleared rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.

Rollover Study for HIV as Combination Therapy

This study is designed for patients who successfully completed the pivotal Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy in order to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2/3 Investigative Trial for HIV, as Long-term Monotherapy

Enrollment for this trial is now closed after reaching 565 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. The trial evaluates three dosage arms, 350 mg, 525 mg and 700 mg. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. Some of the data from this trial is also being used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 receptor occupancy test, we recently filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. We are discussing finalization of that protocol with FDA and could initiate the Phase 3 trial in the first quarter of 2020. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, the Phase 2b/3 investigative trial will likely be discontinued.

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials in the oncology and immunology space, including, but not limited to triple-negative breast cancer, certain cancer indications, GvHD and NASH. See “Liquidity and Capital Resources” below.

Cancer and Immunological Applications

We are continuing to advance our exploration of opportunities for clinical applications for leronlimab involving the CCR5 co-receptor, other than HIV-related treatments, such as cancer, inflammatory conditions and autoimmune diseases.

The target of leronlimab is the important G protein coupled co-receptor CCR5. CCR5 is more than the pathway to HIV replication; it is also a crucial component of inflammatory responses and is a key mediator in many cancer metastasis. We believe this opens the potential for multiple pipeline opportunities for leronlimab. CCR5 is a protein located on the surface of white blood cells and cancer epithelial cells that serves as a receptor for attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation.

At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. We believe the mechanism of action of leronlimab has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. CCR5 is also expressed on the surface of epithelial cells in certain cancers. Some disease processes that we believe could benefit from CCR5 blockade include many types of common cancers, GvHD (a reaction occurring in some patients after bone marrow transplantation), NASH, autoimmunity and chronic inflammation, such as rheumatoid arthritis and psoriasis. Recent published data has shown that the cancer cells within a tumor consist of two types of cells—one with CCR5 and others without them. The published data indicated that cancer cells that can metastasize express CCR5. Metastases are the cause of death in the vast majority of cancer patients. A prior publication indicates that CCR5 antagonists can turn off certain calcium signaling and reduce the migration of CCR5 positive cancer cells. Inhibition of CCR5 signaling blocks the guided migration and reduces the metastasis. Leronlimab has demonstrated (in an in-vitro study) that it also turns off calcium signaling and blocks breast cancer cellular invasion. Furthermore, published studies showed current chemotherapy induces CCR5, and CCR5 antagonists enhance the effectiveness of current chemotherapies, potentially allowing a reduction in chemotherapy, which may provide an improved quality of life for patients.

Research has demonstrated three potential key properties of CCR5’s mechanism of action (“MOA”) in cancer. The first is that the CCR5 receptor on cancer cells was responsible for the migration and invasion of cells into the blood stream, which leads to metastasis of breast, prostate, and colon cancer. The second is that blocking CCR5 also turns on anti-tumor fighting properties restoring immune function. The third key finding was that blockage of the CCR5/CCL5 interaction had a synergistic effect with chemotherapeutic therapy and controlled cancer progression. Chemotherapy traditionally increased expression of CCR5 so blocking it is expected to reduce the levels of invasion of metastasis.

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

The following overview provides an update on our immune-oncology pipeline:

Phase 1b/2 Trial for Triple-Negative Breast Cancer

We recently received clearance from the FDA for our IND submission to initiate a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer patients and have dosed the first patient in this trial. In May 2019, the FDA granted Fast Track designation for the use of leronlimab in combination with carboplatin in treating mTNBC. Five clinical trial sites have been identified, and the first patient was treated before the end of September 2019. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. Up to 48 patients are expected to be enrolled in this study.

Pre-clinical Studies for Multiple Cancer Indications

We are initiating multiple pre-clinical studies with leronlimab for melanoma, pancreatic, breast, prostate colon, lung, liver and stomach cancers. An ongoing pre-clinical study conducted by us recently reported that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. Based upon these strong results, we filed for Orphan Drug Designation for leronlimab for use in triple-negative breast cancer. In addition, pre-clinical results in a colorectal cancer study were likewise encouraging, and the FDA recently granted clearance to CytoDyn to proceed with a Phase 2 protocol.

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

Phase 2 Trial for Metastatic Colorectal Cancer

The FDA recently granted us clearance to proceed with Phase 2 studies of leronlimab and regorafenib as a combination therapy for metastatic colorectal cancer in early September 2019. This Phase 2 study will enroll 30 patients and is designed to test the hypothesis that the combination of leronlimab, administered as a subcutaneous injection, and regorafenib, administered orally, will increase progression-free survival in patients with CCR5-positive metastatic colorectal cancer.

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

Results of Operations

Results of Operations for the three months ended November 30, 2019 and 2018 are as follows:

For the three months ended November 30, 2019 and 2018, we had no activities that produced revenues from operations.

For the three months ended November 30, 2019 and 2018, we had a net loss of approximately $14.9 million and $14.3 million, respectively. The slight increase in net loss of approximately $0.6 million was attributable to a large reduction in research and development (“R&D”) expenses, offset by a higher interest expense and a non-recurring tax benefit recognized in the three months ended November 30, 2018. The reduction in loss per share in contrast to the comparable period a year ago, was primarily attributable to an increase in the number of common shares outstanding.

For the three months ended November 30, 2019 and 2018, operating expenses totaled approximately $12.1 million and $15.7 million, respectively, consisting of R&D expenses, G&A expenses, and amortization and depreciation. The reduction in operating expenses of approximately $3.6 million, or 22.7%, was attributable to reductions in R&D expenses of approximately $4.3 million, offset in part by increased G&A expenses and amortization of approximately $0.4 million and $0.3 million, respectively.

G&A expenses totaled approximately $3.1 million for the three months ended November 30, 2019, and were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $0.4 million, or 16%, for the three months ended November 30, 2019 was due to increased salaries and benefits for new employees, coupled with increases in other corporate and administrative expenses.

R&D expenses, which totaled approximately $8.5 million for the three months ended November 30, 2019, decreased approximately $4.3 million, or 33.7%, over the comparable 2018 quarter due a reduction of $3.8 million in manufacturing activity related to the BLA and a reduction in clinical trial costs of $0.4 million for our Phase 2b/3 investigative monotherapy trial. For the quarter ended November 30, 2019, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements for our BLA filing and leronlimab, (2) our pivotal Phase 2b/3 combination therapy trial and our investigative Phase 2b/3 monotherapy trial, (3) increase in clinical trials in our oncology indications, and (4) continuing activities necessary to complete the BLA filing with the FDA.

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

Amortization and depreciation expenses totaled approximately $0.5 million increased approximately $0.3 million, or 223%. The increase was primarily attributable to the amortization of intangible assets recognized with the acquisition of ProstaGene.

For the three months ended November 30, 2019, we recognized a non-cash benefit associated with the decrease in fair value of of derivative liabilities of approximately $0.2 million, as compared to a non-cash benefit of approximately $0.3 in the comparable 2018 period. The warrants and two convertible note instruments containing a contingent cash settlement provision that give rise to a derivative liability, originated in September 2016, June 2018 and January 2019, respectively. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.

Interest expense for the three months ended November 30, 2019 totaled approximately $2.9 million. The increase of approximately $1.2 million over the comparable quarter in 2018 was driven primarily by (1) a non-cash finance charge levied by a major supplier related to their past due accounts payable balance; (2) non-cash inducement interest expense related to convertible note extensions of $0.3 million with no corresponding charge in the comparable period; (3) amortization of debt issuance and debt discount costs of approximately $0.6 million compared to $0.06 in the comparable 2018 period; (4) interest on convertible notes payable of approximately $0.6 million compared to $0.1 million in the comparable 2018 period; offset by (5) a non-cash loss on extinguishment of $1.5 million on a convertible note in the comparable prior period that did not recur in the current period. The loss on extinguishment of the note arose from the GAAP treatment of certain amendments, as more fully described above in Note 4.

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

Results of Operations for the six months ended November 30, 2019 and 2018 are as follows:

For the six months ended November 30, 2019 and November 30, 2018, the Company had no activities that produced revenues from operations.

For the six months ended November 30, 2019, the Company incurred a net loss of approximately $31.0 million, as compared to a net loss of approximately $28.7 million for the similar period in 2018. The increase in net loss of approximately $2.3 million related primarily to decreases in research and development expenses of approximately $6.8 million, offset by increases in general and administrative expenses of approximately $1.5 million, an increase in interest expenses of $5.2 million and a $2.8 million credit for taxes on income in the prior year. The prior year tax credit arose from the recognition of a deferred income tax benefit from a reduction in the Company’s deferred tax valuation allowance resulting from recording a deferred tax liability of $2,826,919 in connection with the acquisition of assets in the ProstaGene LLC transaction. The deferred tax liability represents the tax effect of the difference in the carrying value of the assets and their tax basis at acquisition. The loss per share for the six months ended November 30, 2019 and November 30, 2018 was $(0.08) and $(0.12), respectively, with the reduction in loss per share (despite an increase in aggregate net loss) caused by a significant increase in the number of shares outstanding from the prior period.

For the six months ended November 30, 2019 and November 30, 2018, operating expenses totaled approximately $24.8 million and $29.2 million, respectively, consisting of research and development, general and administrative expenses, and amortization and depreciation. The decrease in operating expenses of approximately $4.4 million, or 15%, was attributable to decreases in research and development expenses of approximately $6.8 million; an increase in general and administrative expenses of approximately $1.5 million and an increase in amortization and depreciation expense of $0.8 million.

General and administrative expenses, which totaled approximately $6.1 million for the six months ended November 30, 2019, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $1.5 million, or 34%, for the six months ended November 30, 2019 over the comparable period a year ago was primarily due to an increase in salaries expense from additional headcount of $0.5 million and an increase in external corporate legal fees of $0.8 million.

Research and development (“R&D”) expenses, which totaled approximately $17.6 million for the six months ended November 30, 2019, decreased approximately $6.8 million, or 28%, over the comparable 2018 period principally due to lower manufacturing-related expenses of approximately $7.5million, offset by an increase of approximately $0.5 million in license fees associated with proprietary cell lines. For the six-month period ended November 30, 2019, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements of a future BLA filing and to advance the preparations for manufacturing new quantities of leronlimab (PRO 140), (2) our pivotal Phase 2b/3 combination therapy trial and our investigative Phase 2b/3 monotherapy trial, (3) continuing activities necessary to complete the BLA filing with the FDA, and (4) clinical trials in our oncology indications.

We expect R&D expenses in future periods to level off modestly to reflect completion of manufacturing activities preparation for an anticipated BLA filing in the first half of 2020 followed by a potential strategic advancement in clinical priorities for cancer indications, all of which are subject to the availability of sufficient additional capital. Any acceleration in clinical activities would increase R&D expenses.

For the six months ended November 30, 2019, the Company recognized a non-cash benefit associated with the decrease in fair value of derivative liabilities of approximately $0.8 million, as compared to a non-cash charge of approximately $0.5 in the comparable 2018 period. The warrants and two convertible note instruments containing a contingent cash settlement provision that give rise to a derivative liability, originated in September 2016, June 2018 and January 2019, respectively. For each reporting period, we determine the fair value of the derivative liabilities and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

Interest expense for the six months ended November 30, 2019 totaled approximately $7.1 million, as compared to approximately $1.9 million for the similar period in 2018. The components of interest expense include finance charges on certain past due accounts payable balances, non-cash inducement interest expenses incurred on warrant exercises and debt conversion, along with the amortization of debt discount and debt issuance costs.

The future trends in all expenses will be driven, in large part, by the future outcomes of pre-clinical studies and clinical trials and their related effect on research and development expenses, general and administrative expenses, manufacturing of new commercial leronlimab, and the increasing activities associated with the filing of the BLA. The Company requires a significant amount of additional capital and its ability to continue to fund operations will continue to depend on its ability to raise such capital. See in particular, “Liquidity and Capital Resources” below and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2019.

Liquidity and Capital Resources

Our cash position at November 30, 2019 decreased approximately $2.3 million to approximately $1.2 million, as compared to a balance of approximately $3.5 million as of May 31, 2019. The net decrease in cash for the six months ended November 30, 2019 was attributable to net cash used in operating activities of approximately $22.0 million, offset in part by net cash provided by financing activities of approximately $19.7 million.

As of November 30, 2019, we had significant negative working capital of approximately $26.5 million compared to negative working capital of approximately $21.6 million at May 31, 2019, an increase in negative working capital of approximately $4.9 million driven by an increase in amounts owed to suppliers, offset by a reduction in cash balances and prepaid service fees.

Cash Flows

Net cash used in operating activities totaled approximately $22.0 million during the six months ended November 30, 2019, which reflects a decrease of approximately $4.2 million of net cash used in operating activities over the six months ended November 30, 2019. The decrease in net cash used in operating activities was due primarily to a reduction in the net loss owing to lower research and development costs of approximately $6.8 million, offset by an increase in selling, general and administrative costs of approximately $1.5 million in the six months ended November 30, 2019, coupled with significantly higher non-cash expenses included in the net loss.

Net cash used in investing activities was immaterial during the six months ended November 30, 2019.

Net cash provided by financing activities of approximately $19.7 million during the six months ended November 30, 2019, decreased approximately $6.0 million over net cash provided by financing activities during the six months ended November 30, 2018. The decrease in net cash provided from financing activities was attributable primarily to proceeds from the sale of common stock and warrants, preferred stock, and warrant exercises totaling $23.1 million, net of offering costs of approximately $2.0 million, compared to common stock and warrants, and convertible notes payable of $28.5 million net of offering costs of approximately $2.7 million in the same period in the prior year.

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

The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two-year periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and we may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

Management believes that two contract manufacturers may best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. Management will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.

Commercialization Activities

During the third quarter of fiscal 2020, we entered into a Commercialization and License Agreement (the “Vyera License Agreement”) and a Supply Agreement (the “Vyera Supply Agreement”) with Vyera Pharmaceuticals, LLC, a Delaware limited liability company (“Vyera”).

Pursuant to the Vyera License Agreement, we granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab (PRO 140) for treatment of HIV in humans in the U.S. Under the terms of the Vyera License Agreement, we are eligible to receive payments from Vyera totaling up to approximately $87.0 million, to be made upon Vyera’s achievement of certain sales and regulatory milestones, subject to reduction if such milestones are not achieved within certain agreed timeframes. In addition, during the Royalty Term (as defined below), we are entitled to royalty payments equal to 50% of Vyera’s gross profit margin from sales of leronlimab (PRO 140) (defined in the Vyera License Agreement as “Net Sales”) in the U.S. Following expiration of the Royalty Term, Vyera will continue to maintain non-exclusive rights to commercialize leronlimab (PRO 140).

The Vyera License Agreement will expire upon the expiration of the Royalty Term. The “Royalty Term” means the period beginning on the date of the first commercial sale of the Product and ends on the latest of (i) the expiration of the last valid claim of the patents covering the Product, (ii) ten years after the first commercial sale of the Product, (iii) the expiration of regulatory exclusivity for the Product and (iv) the Biosimilar Entry Date (as defined in the Vyera License Agreement). The Vyera License Agreement may be terminated by either party for material breach, upon a party’s insolvency or bankruptcy, or for a safety concern or clinical failure.

Pursuant to the Vyera Supply Agreement, Vyera has agreed to purchase from us its requirements of leronlimab (PRO 140) for commercialization under the Vyera License Agreement. The price that Vyera will pay for purchases of leronlimab (PRO 140) is capped at an agreed upon amount that will rise over time in accordance with the Producer Price Index for Pharmaceutical Preparation Manufacturing published by the United States Department of Labor, Bureau of Labor Statistics. Under the terms of the Vyera Supply Agreement, Vyera is obligated to make purchases of leronlimab (PRO 140) from us pursuant to Vyera’s forecasted requirements, updated monthly, which will contain a binding period that will increase over the course of the first two years following receipt of Regulatory Approval (as defined in the Vyera Supply Agreement) of leronlimab (PRO 140) for the treatment of HIV in humans.

The Vyera Supply Agreement will expire at the expiration of the Royalty Term, provided that Vyera shall have the right, in its sole discretion, to extend the term of the Vyera Supply Agreement for so long as Vyera agrees to continue to pay us an agreed-upon royalty payment. The Vyera Supply Agreement will automatically terminate upon the termination of the Vyera License Agreement in the event that the termination of the Vyera License Agreement occurs prior to the expiration of the Royalty Term. The Vyera Supply Agreement may be terminated by either party for material breach or upon a party’s insolvency or bankruptcy.

Contract Research

We have entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, we have prepaid certain execution fees for direct services costs. In connection with our clinical trials, we have entered into separate project work orders for each trial with our CRO. In the event that we terminate any trial, we may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.8 million. In the remote circumstance that we terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.7 million to an approximate high of $1.9 million.

Licensing

Under the Progenics Purchase Agreement, we are required to pay Progenics the following ongoing milestone payments and royalties: (i) $5.0 million at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab (PRO 140); and (ii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of leronlimab (PRO 140) until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. In addition, under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was previously assigned to us, we are required to pay AbbVie Inc. additional milestone payments and royalties as follows: (i) $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body; (ii) $0.5 million upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iii) royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. As of the date of this filing, while we have completed and filed the first of three portions of our BLA, we expect to file the remaining two portions in the first quarter of 2020. Further, if the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

Going Concern

As reported in the accompanying consolidated financial statements, for the six months ended November 30, 2019 and November 30, 2018, we incurred net losses of approximately $31.0 million and $28.7 million, respectively. We have no activities that produced revenue in the periods presented and have sustained operating losses since inception.

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

Since inception, we have financed our activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. We intend to finance our future operating activities and our working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional financing sources. As of the date of this filing, we have approximately 11 million shares of common stock authorized, unreserved and available for issuance under our certificate of incorporation, as amended, and approximately $134 million available for future registered offerings of securities under our universal shelf registration statement on Form S-3, which was declared effective on March 7, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict our operations. On January 30, 2019, we entered into a long-term convertible note, which is secured by all of our assets, except for our intellectual property and also includes certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require us to relinquish valuable rights. We may require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2019.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of November 30, 2019, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2019.

Internal Control Over Financial Reporting

No changes occurred during the quarter ended November 30, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On July 26, 2019, our Board of Directors terminated the employment of Dr. Richard G. Pestell, our former Chief Medical Officer, for cause pursuant to the terms of his employment agreement. On August 22, 2019, we received notice that a lawsuit naming the Company and its Chief Executive Officer and the Chairman of the Board was filed by Dr. Pestell in the United States District Court for the District of Delaware, alleging breach of Dr. Pestell’s employment agreement, among other claims, and seeking damages in the amount of certain severance entitlements thereunder pertaining to non-cause termination, among other relief. The treatment of those entitlements and of certain previously granted unvested stock options and shares of restricted common stock, which were subject to a repurchase option, are expected to be determined by the outcome of this litigation. On September 17, 2019, the Company and the other defendants moved to dismiss the complaint in part. On September 27, 2019, Dr. Pestell amended his complaint. On October 10, 2019 and October 11, 2019, the Company and the other defendants again moved to dismiss the complaint in part. That motion remains pending. We intend to vigorously defend this action.

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Management currently believes that the resolution of any such claims against us, if any, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019, as filed with the SEC on August 14, 2019, under the heading “Item 1A. Risk Factors”, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in us. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Risks Related to Our Business

We depend on the Vyera License Agreement for the commercialization of leronlimab for the treatment of HIV in humans in the U.S. Vyera’s failure to successfully commercialize leronlimab for the treatment of HIV in the U.S. could have a material adverse effect on our business, financial condition and results of operations.

On December 17, 2019, we entered into the Vyera License Agreement under which we granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans in the U.S. Pursuant to the terms of the Vyera License Agreement, Vyera is obligated to use commercially reasonable efforts (as defined in the Vyera License Agreement) to commercialize leronlimab for the treatment of HIV in humans in the U.S.

Under the terms of the Vyera License Agreement, Vyera will make payments to us of up to $87.0 million based upon the achievement of certain sales and regulatory milestones. In addition, Vyera will pay a royalty to us equal to fifty percent of Vyera’s gross profit margin from leronlimab sales (defined in the Vyera License Agreement as “Net Sales”) in the U.S. The right to potential future payments under the Vyera License Agreement represents a significant portion of the value of the Vyera License Agreement. We cannot be certain that we will receive any future payments under the Vyera License Agreement, which would adversely affect the trading price of our common stock and have a material adverse effect on our business, financial condition and results of operations.

Vyera’s ability to successfully commercialize and generate revenues from leronlimab depends on a number of factors, including Vyera’s ability to:

•	develop and execute its sales and marketing strategies for leronlimab;

•	achieve, maintain and grow market acceptance of, and demand for, leronlimab;

•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third- party payers;

•

maintain and manage the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize leronlimab; and

•	comply with applicable legal and regulatory requirements.

Additional factors that may affect the success of our commercialization arrangement with Vyera include the following:

•	we may not succeed in getting leronlimab approved or approved with commercially competitive labeling;

•	Vyera may prioritize the commercialization of its other products over leronlimab;

•	Vyera may pursue higher-priority programs, or change the focus of its marketing programs;

•	Vyera may acquire or develop alternative products;

•	Vyera may in the future choose to devote fewer resources to leronlimab;

•	changes in laws and regulations applicable to, and scrutiny of, the pharmaceutical industry;

•	market acceptance of leronlimab may fail to materialize, increase or may decrease;

•	Vyera may experience financial difficulties; and

•	Vyera may fail to comply with its obligations under our Vyera License Agreement and related agreements.

Any of the preceding factors could affect Vyera’s commitment to, and ability to perform, its obligations under the Vyera License Agreement, which, in turn could adversely affect the commercial success of leronlimab for the treatment of HIV in humans in the U.S. Any failure by Vyera to successfully commercialize leronlimab for the treatment of HIV in humans in the U.S. could have a material adverse effect on our business, financial condition and results of operations.

If Vyera is not successful in commercializing leronlimab for the treatment of HIV in humans in the U.S., our revenues and our business will suffer.

The commercial success of leronlimab for the treatment of HIV in humans in the U.S. will depend almost entirely on Vyera’s commercialization efforts. Pursuant to the Vyera License Agreement, Vyera is responsible for marketing, pricing, promoting, selling and distributing leronlimab for the treatment of HIV in humans in the U.S. If the Vyera License Agreement is terminated in accordance with its terms, including due to a party’s failure to perform its obligations or responsibilities under the Vyera License Agreement, then we would need to commercialize leronlimab ourselves, for which we currently have no infrastructure, or alternatively enter into a new agreement with another commercialization partner, of which no assurance can be given. If we are unable to build the necessary infrastructure to commercialize leronlimab ourselves, which would substantially increase our expenses and capital requirements, which we are currently unable to fund, or are unable to find a suitable replacement commercialization partner, we would be unable to generate any revenue from leronlimab. Even if we are successful at replacing the commercialization capabilities of Vyera, potential revenues and/or royalties from leronlimab could be adversely affected.

Vyera may market other products, for which leronlimab will vie for Vyera’s, promotional, marketing, and selling resources. If Vyera fails to commit sufficient promotional, marketing and selling resources to leronlimab, our potential royalties and receipt of milestone payments could be adversely impacted. Additionally, there can be no assurance that Vyera will commit the resources required for the successful commercialization of leronlimab.

If Vyera prices leronlimab inappropriately, fails to position and sell leronlimab properly, targets inappropriate physician specialties, or otherwise does not provide sufficient promotional support, potential product revenue and our potential royalties and milestone payments could be materially adversely affected.

Vyera’s promotional, marketing and sales activities in connection with leronlimab are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program. The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. If Vyera’s activities are found to be in violation of these laws or any other federal and state fraud and abuse laws, Vyera may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and the curtailment or restructuring of its activities with regard to the commercialization of leronlimab, which could harm the commercial success of leronlimab and have a material adverse effect on our business, financial condition and results of operations.

We will depend on Vyera and any other future licensees and royalty-agreement counterparties for the determination of royalty and milestone payments. While we typically have primary or back-up rights to audit our licensees and royalty-agreement counterparties, the independent auditors may have difficulty determining the correct royalty calculation, we may not be able to detect errors and payment calculations may call for retroactive adjustments. We may have to exercise legal remedies, if available, to resolve any disputes resulting from the audit.

The royalty and milestone payments we may receive pursuant to the Vyera License Agreement and any future license or commercialization agreements are dependent on our licensees based on their reported achievement of regulatory milestones and product sales. Each licensee’s calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of its sales and accounting functions, and errors may occur from time to time in the calculations made by a licensee and/or a licensee may fail to report the achievement of royalties or milestones in whole or in part. Our license and royalty agreements typically provide us the primary or back-up right to audit the calculations and sales data for the associated royalty payments; however, such audits may occur many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on the part of the Company. Further, our licensees and royalty-agreement counterparties may be uncooperative or have insufficient records, which may complicate and delay the audit process.

Although we intend to regularly exercise our royalty audit rights as necessary and to the extent available, we rely in the first instance on our licensees and royalty-agreement counterparties to accurately report the achievement of milestones and royalty sales and calculate and pay applicable milestones and royalties and, upon exercise of such royalty and other audit rights, we rely on licensees’ and royalty-agreement counterparties’ cooperation in performing such audits. In the absence of such cooperation, we may be forced to exercise legal remedies, if available, to enforce our agreements.

Any failure of any of our upstream suppliers to deliver necessary quantities of leronlimab could result in delays in our commercialization schedule and adversely affect our ability to meet our supply obligations to Vyera. In addition, we may still be obligated to satisfy obligations to our upstream suppliers and/or licensors even if Vyera’s commercialization achievements are insufficient to enable us to fully satisfy such obligation.

Any failure of any of our upstream suppliers to deliver necessary quantities of leronlimab could result in delays in our commercialization schedule and adversely affect our ability to meet our supply obligations to Vyera. In addition, we may still be obligated to satisfy obligations to our upstream suppliers and/or licensors even if Vyera’s commercialization achievements are insufficient to enable us to fully satisfy such obligations.

We depend on our upstream supply agreements with various partners to satisfy our obligations under the Vyera Supply Agreement to supply leronlimab to Vyera for commercialization. A failure in our upstream supply chain could adversely impact our ability to meet our supply obligations under the Vyera Supply Agreement and could impact Vyera’s ability to successfully commercialize leronlimab. We have obligations to our upstream suppliers and licensors that are independent of Vyera’s obligations to us. Therefore, if Vyera is not able to successfully commercialize leronlimab, we may still be obligated to meet certain of our obligations to our upstream suppliers. There can be no assurances that Vyera’s commercialization of leronlimab will be sufficient to enable us to meet the obligations to our upstream suppliers and/or licensors.

We anticipate being able to provide to Vyera, in satisfaction of our supply obligations thereto, certain inventory of product that we have on hand in connection with the launch and initial commercialization period of leronlimab. If we are unable to do so due to dating restrictions at the time of regulatory approval of leronlimab, the launch of leronlimab may be delayed and we will likely incur additional costs in order to provide Vyera with sufficient product for the launch and the initial commercialization period of leronlimab.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Appointment of New Vice President, General Counsel, and Corporate Secretary

Effective January 6, 2020, the Board appointed Maura Fleming as Vice President, General Counsel, and Corporate Secretary.

In connection with Ms. Fleming’s appointment as Vice President, General Counsel, and Corporate Secretary, the Board approved the following compensation arrangements for Ms. Fleming: (i) an annual base salary of $200,000, (ii) a target annual bonus equal to 35% of Ms. Fleming’s base salary, and (iii) other customary benefits provided to our executive officers, including participation in our 401(k) plan. Ms. Fleming will also be eligible to participate in our equity compensation program. A copy of Ms. Fleming’s employment agreement is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q.

Also in connection with Ms. Fleming’s appointment, the Board granted Ms. Fleming a stock option award under our equity incentive plan, covering 200,000 shares of our common stock, and vesting in three equal annual installments over a three-year period from the grant date.

Prior to joining us, Ms. Fleming, 50, provided legal services as a contract attorney beginning in October 2019, and served as Of Counsel at Holland & Hart, LLP, from October 2018 to October 2019. Prior to that, Ms. Fleming was Senior Corporate Counsel at Shutterfly, Inc. (NASDAQ: SFLY), a company which specializes in personalized products and services to help consumers capture, preserve, and share photos, from May 2017 to September 2018, and Director of Legal Services at Aerohive Networks, Inc. (NYSE: HIVE), a company that provides wireless networking services (which was acquired by Extreme Networks (NASDAQ: EXTR) in August 2019), from December 2013 to May 2017. Prior to that, Ms. Fleming practiced for six years as a corporate attorney in the Palo Alto, California office of Wilson Sonsini Goodrich & Rosati, PC. Ms. Fleming received a B.A. degree from the University of California at Davis and a J.D. from Santa Clara University School of Law.

There are no family relationships, as defined in Item 401 of Regulation S-K, between Ms. Fleming and any of our executive officers or directors or persons nominated or chosen to become a director or executive officer. There is no arrangement or understanding between Ms. Fleming and any other person pursuant to which Ms. Fleming was appointed as Vice President, General Counsel, and Corporate Secretary. There are no transactions in which Ms. Fleming has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Amendment to Executive Officer Employment Agreements

On January 6, 2020, the Board approved certain amendments to the employment agreements of our executive officers to provide for the payment of severance obligations, in the Board’s sole discretion, in shares of our common stock, upon any termination of such executive officers without cause. The form of amendment is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q.

Amendment to Employment Agreement with Michael D. Mulholland

During the quarter ended November 30, 2019, the compensation package for Michael D. Mulholland was revised to reflect his new role as Senior Vice President of Finance. Mr. Mulholland’s revised compensation package includes (i) an annual base salary of $210,000 and (ii) a target annual bonus payable in cash or, at the discretion of the Board, 50% in cash and 50% in shares of our common stock, equal to 35% of base salary, subject to achievement of specified performance objectives.

Item 6. Exhibits.

(a) Exhibits:

3.1	Certificate of Amendment to the Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2019).

4.1	Form of Series C Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 22, 2019).

10.1	Form of Subscription Agreement (September 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2019).

10.2	Form of Subscription Agreement (October 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2019).

10.3	Form of Subscription Agreement (November 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 7, 2019).

10.4	Form of Subscription Agreement (October 2019 Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 22, 2019).

10.5***	Commercialization and License Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019.

10.6***	Supply Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019.

10.7*	Employment Agreement by and between CytoDyn Inc. and Craig S. Eastwood, dated December 6, 2019.

10.8*	Employment Agreement by and between CytoDyn Inc. and Maura Fleming, dated January 6, 2020.

10.9*	Form of Amendment to Executive Officer Employment Agreements.

31.1**	Rule 13a-14(a) Certification by CEO of Registrant.

31.2**	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1**	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
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

CYTODYN INC. (Registrant)

Dated: January 9, 2020	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: January 9, 2020	/s/ Craig S. Eastwood
Craig S. Eastwood
Chief Financial Officer