Form 10-Q
period 2020-02-29
CytoDyn Inc.
filed 2020-04-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

On March 31, 2020, there were 482,174,407 shares outstanding of the registrant’s $0.001 par value common stock.

PART I

Item 1. Financial Statements.

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited)

	February 29, 2020	May 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$7,057,366	$2,612,910
Restricted cash	—	853,599
Inventories	15,895,589	—
Miscellaneous receivables	1,814	90,824
Prepaid expenses	551,107	107,211
Prepaid service fees	1,096,160	1,704,876

Total current assets	24,602,036	5,369,420
Operating lease right-of-use assets	205,428	—
Property, plant and equipment	57,517	29,251
Intangibles, net	13,952,955	15,475,454

Total assets	$38,817,936	$20,874,125

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$34,179,451	$16,239,434
Accrued liabilities and compensation	1,576,385	1,588,552
Accrued license fees	491,963	208,600
Accrued interest on convertible notes	155,915	212,777
Accrued dividends on convertible preferred stock	564,781	37,351
Convertible notes payable, net	3,916,479	3,586,035
Current portion of operating leases payable	119,072	—
Current portion of long-term convertible notes payable	—	4,200,000
Warrant tender offer proceeds held in trust	—	853,599

Total current liabilities	41,004,046	26,926,348

Long-term liabilities:
Convertible notes payable, net	—	454,568
Operating lease liability	88,603	—
Derivative liability	2,108,398	2,407,269

Total long-term liabilities	2,197,001	2,861,837

Total liabilities	43,201,047	29,788,185

Commitments and Contingencies

Stockholders’ (Deficit) equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 11,737 authorized; 7,570 and 0 issued and outstanding at February 29, 2020 and May 31, 2019, respectively	8	—
Series C convertible preferred stock, $0.001 par value; 8,203 authorized; 8,203 and 3,246 issued and outstanding at February 29, 2020 and May 31, 2019, respectively	8	3
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively	92	92
Common stock, $0.001 par value; 700,000,000 shares authorized, 471,092,106 and 329,554,763 issued and 470,806,098 and 329,395,752 outstanding at February 29, 2020 and May 31, 2019, respectively	471,092	329,555
Additional paid-in capital	291,829,006	220,119,856
Accumulated (deficit)	(296,683,031)	(229,363,407)
Less: treasury stock, $.001 par value (286,008 and 159,011 shares at February 29, 2020 and May 31, 2019, respectively)	(286)	(159)

Total stockholders’ (deficit)	(4,383,111)	(8,914,060)

Total liabilities and stockholders’ (deficit) equity	$38,817,936	$20,874,125

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating expenses:
General and administrative	$6,464,638	$3,345,179	$12,604,919	$8,005,346
Research and development	15,109,013	9,022,223	32,690,700	33,294,771
Amortization and depreciation	501,033	503,922	1,532,114	747,693

Total operating expenses	22,074,684	12,871,324	46,827,733	42,047,810

Operating loss	(22,074,684)	(12,871,324)	(46,827,733)	(42,047,810)
Other income	500,000	—	500,000	—
Interest income	3,304	19	4,830	2,021
Change in fair value of derivative liabilities	(2,933,725)	1,347,907	(2,105,227)	881,495
Interest expense:
Finance charges	(61,269)	—	(1,618,922)	—
Amortization of discount on convertible notes	—	(559,383)	(1,469,625)	(676,917)
Amortization of debt issuance costs	—	(155,435)	(404,340)	(175,024)
Loss on extinguishment of convertible note	—	—	—	(1,519,603)
Inducement interest - warrant exercises and debt conversion	(5,163,110)	—	(7,876,124)	—
Interest on convertible note payable	(6,038,245)	(335,595)	(6,995,055)	(583,842)

Total interest expense	(11,262,624)	(1,050,413)	(18,364,066)	(2,955,386)

Loss before income taxes	(35,767,729)	(12,573,811)	(66,792,196)	(44,119,680)
Income tax benefit	—	—	—	2,826,919

Net loss	$(35,767,729)	$(12,573,811)	$(66,792,196)	$(41,292,761)

Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.17)	$(0.16)

Basic and diluted weighted average common shares outstanding	432,112,458	295,637,023	396,641,363	257,491,288

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net loss	$(66,792,196)	$(41,292,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	1,532,114	747,693
Amortization of debt issuance costs	404,340	175,024
Amortization of discount on convertible notes	1,469,625	676,917
Inducement interest related to warrant exercise and debt conversion	7,876,124	—
Interest expense associated with accretion of convertible notes payable	6,615,146	283,442
Change in fair value of derivative liabilities	2,105,227	(881,495)
Stock-based compensation	4,345,508	2,891,548
Loss on extinguishment of convertible note	—	1,519,603
Deferred income tax benefit	—	(2,826,919)
Changes in current assets and liabilities:
(Increase) in inventories	(15,895,589)	—
Decrease in miscellaneous receivables	89,010	—
Decrease (increase) in prepaid expenses	164,820	(1,525,956)
Increase (decrease) in accounts payable and accrued expenses	18,593,672	(720,889)

Net cash used in operating activities	(39,492,199)	(40,953,793)

Cash flows from investing activities:
Furniture and equipment purchases	(37,881)	(3,182)

Net cash used in investing activities	(37,881)	(3,182)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	12,665,799	29,836,826
Proceeds from sale of preferred stock	12,527,000	—
Proceeds from stock option excercises	53,875	—
Proceeds from warrant exercises	23,313,040	—
Principal paid on maturity of short-term convertible notes	(460,000)	—
Convertible note redemptions paid in cash	(1,725,000)	—
Exercise of option to repurchase shares held in escrow	(8,342)	—
Payment of bonuses and payroll taxes related to tender of common stock for income tax withholding	(88,568)	—
Release of funds held in trust for warrant tender offer	(853,599)	—
Proceeds from convertible note payable, net	—	15,460,000
Payment of debt issuance costs	—	(583,200)
Payment of offering costs	(2,303,268)	(3,394,467)

Net cash provided by financing activities	43,120,937	41,319,159

Net change in cash	3,590,857	362,184
Cash, beginning of period	3,466,509	1,231,445

Cash, end of period	$7,057,366	$1,593,629

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 29, 2020	February 28, 2019
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,689	$—

Non-cash investing and financing transactions:
Derivative liability associated with warrants	$2,404,098	$—

Common stock issued for accrued bonus compensation	$154,552	$—

Accrued dividends on Series D Convertible Preferred stock	$62,219	$—

Common stock issued for services	$2,620	$—

Accrued dividends on Series C Convertible Preferred stock	$465,209	$—

Issuance of stock for note payable redemptions and conversions	$10,822,188	$455,000

Accrued interest converted into note payable	$153,876	$225,245

Common stock issued for acquisition of ProstaGene, LLC	$—	$11,558,000

Beneficial conversion feature and fair value of warrant issued with note payable	$—	$3,534,992

Debt discount associated with convertible notes payable	$—	$3,059,159

Derivative liability associated with a convertible note payable	$—	$2,750,006

Financing costs associated with placement agent warrants	$—	$260,635

Common stock issued in connection with an employment agreeement	$—	$8,342

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2019	95,346	$95	329,554,763	$329,555	159,011	$(159)

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemptions and conversions	—	—	3,014,181	3,015	—	—
Note conversion and extension fees	—	—	—	—	—	—
Proceeds from registered direct offering	—	—	5,639,500	5,640	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from warrant exercises	—	—	—	—	—	—
Relative fair market value associated with warrants exercised	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	45,375,923	45,376	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense - tender offers and debt conversions	—	—	—	—	—	—
Proceeds from private warrant exchange	—	—	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Inducement interest expense - private warrant exchange	—	—	—	—	—	—
Proceeds from Series C Preferred offering	1,754	2	—	—	—	—
Offering costs related to Series C Preferred offering	—	—	—	—	—	—
Exercise of option to repurchase common stock	—	—	—	—	—	—
Dividends on Series C Preferred shares	—	—	—	—	—	—
Proceeds from Series D Preferred offering	—	—	—	—	—	—
Offering costs related to Series D Preferred offering	—	—	—	—	—	—
Dividends on Series D Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock issued for services	—	—	—	—	—	—
Stock issued for bonuses and tendered for income tax	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2019	—	—	—	—	—	—

Balance August 31, 2019	97,100	$97	383,584,367	$383,586	159,011	$(159)

Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemptions and conversions	—	—	2,270,151	2,269	—	—
Note conversion and extension fees	—	—	—	—	—	—
Proceeds from registered direct offering	—	—	13,460,833	13,461	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from warrant exercises	—	—	—	—	—	—
Relative fair market value associated with warrants exercised	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	—	—	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense - tender offers and debt conversions	—	—	—	—	—	—
Proceeds from private warrant exchange	—	—	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Inducement interest expense - private warrant exchange	—	—	—	—	—	—
Proceeds from Series C Preferred offering	2,788	3	—	—	—	—
Offering costs related to Series C Preferred offering	—	—	—	—	—	—
Exercise of option to repurchase common stock	—	—	—	—	—	—
Dividends on Series C Preferred shares	—	—	—	—	—	—
Proceeds from Series D Preferred offering	—	—	—	—	—	—
Offering costs related to Series D Preferred offering	—	—	—	—	—	—
Dividends on Series D Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock issued for services	—	—	—	—	—	—
Stock issued for bonuses and tendered for income tax	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss November 30, 2019	—	—	—	—	—	—

Balance November 30, 2019	99,888	$100	399,315,351	$399,316	159,011	$(159)

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) / Equity

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Third Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemptions and conversions	—	—	17,682,895	17,683	—	—
Note conversion and extension fees	—	—	—	—	—	—
Proceeds from registered direct offering	—	—	19,755,761	19,756	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from warrant exercises	—	—	10,715,732	10,716	—	—
Relative fair market value associated with warrants exercised	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	—	—	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense - tender offers and debt conversions	—	—	—	—	—	—
Proceeds from private warrant exchange	—	—	20,440,745	20,439	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Inducement interest expense - private warrant exchange	—	—	—	—	—	—
Proceeds from Series C Preferred offering	415	—	—	—	—	—
Offering costs related to Series C Preferred offering	—	—	—	—	—	—
Exercise of option to repurchase common stock	—	—	—	—	—	—
Dividends on Series C Preferred shares	—	—	—	—	—	—
Proceeds from Series D Preferred offering	7,570	8	—	—	—	—
Offering costs related to Series D Preferred offering	—	—	—	—	—	—
Dividends on Series D Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock issued for services	—	—	2,620,000	2,620	—	—
Stock issued for bonuses and tendered for income tax	—	—	379,880	380	126,997	(127)
Exercise of stock options	—	—	181,742	182	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss February 29, 2020	—	—	—	—	—	—

Balance February 29, 2020	107,873	$108	471,092,106	$471,092	286,008	$(286)

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) / Equity

(Unaudited)

	Additional Paid-In Capital	Accumulated Deficit	Total	Fiscal Year To Date
Balance May 31, 2019	$220,119,856	$(229,363,407)	$(8,914,060)	$(8,914,060)

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemptions and conversions	1,001,985	—	1,005,000	1,005,000
Note conversion and extension fees	—	—	—	—
Proceeds from registered direct offering	2,250,160	—	2,255,800	2,255,800
Offering costs related to registered direct offering	(260,208)	—	(260,208)	(260,208)
Proceeds from warrant exercises	—	—	—	—
Relative fair market value associated with warrants exercised	—	—	—	—
Proceeds from public warrant tender offers	11,854,884	—	11,900,260	11,900,260
Offering costs related to public warrant tender offers	(1,058,466)	—	(1,058,466)	(1,058,466)
Inducement interest expense - tender offers and debt conversions	2,430,514	—	2,430,514	2,430,514
Proceeds from private warrant exchange	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—
Inducement interest expense - private warrant exchange	—	—	—	—
Proceeds from Series C Preferred offering	1,753,998	—	1,754,000	1,754,000
Offering costs related to Series C Preferred offering	(197,460)	—	(197,460)	(197,460)
Exercise of option to repurchase common stock	—	—	—	—
Dividends on Series C Preferred shares	—	(110,826)	(110,826)	(110,826)
Proceeds from Series D Preferred offering	—	—	—	—
Offering costs related to Series D Preferred offering	—	—	—	—
Dividends on Series D Preferred shares	—	—	—	—
Legal fees in connection with equity offerings	(15,877)	—	(15,877)	(15,877)
Stock issued for services	—	—	—	—
Stock issued for bonuses and tendered for income tax	—	—	—	—
Exercise of stock options	—	—	—	—
Stock-based compensation	580,727	—	580,727	580,727
Net Loss August 31, 2019	—	(16,163,999)	(16,163,999)	(16,163,999)

Balance August 31, 2019	$238,460,113	$(245,638,232)	$(6,794,595)	(6,794,595)

Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemptions and conversions	737,690	—	739,959	1,744,959
Note conversion and extension fees	(216,800)	—	(216,800)	(216,800)
Proceeds from registered direct offering	4,396,039	—	4,409,500	6,665,300
Offering costs related to registered direct offering	(73,690)	—	(73,690)	(333,898)
Proceeds from warrant exercises	—	—	—	—
Relative fair market value associated with warrants exercised	—	—	—	—
Proceeds from public warrant tender offers	—	—	—	11,900,260
Offering costs related to public warrant tender offers	—	—	—	(1,058,466)
Inducement interest expense - tender offers and debt conversions	282,500	—	282,500	2,713,014
Proceeds from private warrant exchange	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—
Inducement interest expense - private warrant exchange	—	—	—	—
Proceeds from Series C Preferred offering	2,787,997	—	2,788,000	4,542,000
Offering costs related to Series C Preferred offering	(181,722)	—	(181,722)	(379,182)
Exercise of option to repurchase common stock	(8,342)	—	(8,342)	(8,342)
Dividends on Series C Preferred shares	—	(150,184)	(150,184)	(261,010)
Proceeds from Series D Preferred offering	—	—	—	—
Offering costs related to Series D Preferred offering	—	—	—	—
Dividends on Series D Preferred shares	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	(15,877)
Stock issued for services	—	—	—	—
Stock issued for bonuses and tendered for income tax	—	—	—	—
Exercise of stock options	—	—	—	—
Stock-based compensation	434,245	—	434,245	1,014,972
Net Loss November 30, 2019	—	(14,860,468)	(14,860,468)	(31,024,467)

Balance November 30, 2019	246,618,030	$(260,648,884)	$(13,631,597)	$(13,631,597)

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) / Equity

(Unaudited)

	Additional Paid-In Capital	Accumulated Deficit	Total	Fiscal Year To Date
Third Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemptions and conversions	9,059,546	—	9,077,229	10,822,188
Note conversion and extension fees	—	—	—	(216,800)
Proceeds from registered direct offering	5,980,743	—	6,000,499	12,665,799
Offering costs related to registered direct offering	(43,961)	—	(43,961)	(377,859)
Proceeds from warrant exercises	5,416,971	—	5,427,687	5,427,687
Relative fair market value associated with warrants exercised	2,404,098	—	2,404,098	2,404,098
Proceeds from public warrant tender offers	—	—	—	11,900,260
Offering costs related to public warrant tender offers	—	—	—	(1,058,466)
Inducement interest expense - tender offers and debt conversions	—	—	—	2,713,014
Proceeds from private warrant exchange	5,964,653	—	5,985,092	5,985,092
Offering costs related to private warrant exchange	(197,253)	—	(197,253)	(197,253)
Inducement interest expense - private warrant exchange	5,163,110	—	5,163,110	5,163,110
Proceeds from Series C Preferred offering	415,000	—	415,000	4,957,000
Offering costs related to Series C Preferred offering	(53,186)	—	(53,186)	(432,368)
Exercise of option to repurchase common stock	—	—	—	(8,342)
Dividends on Series C Preferred shares	—	(204,199)	(204,199)	(465,209)
Proceeds from Series D Preferred offering	7,569,992	—	7,570,000	7,570,000
Offering costs related to Series D Preferred offering	(4,645)	—	(4,645)	(4,645)
Dividends on Series D Preferred shares	—	(62,219)	(62,219)	(62,219)
Legal fees in connection with equity offerings	—	—	—	(15,877)
Stock issued for services	(2,620)	—	—	—
Stock issued for bonuses and tendered for income tax	154,299	—	154,552	154,552
Exercise of stock options	53,693	—	53,875	53,875
Stock-based compensation	3,330,536	—	3,330,536	4,345,508
Net Loss February 29, 2020	—	(35,767,729)	(35,767,729)	(66,792,196)

Balance February 29, 2020	$291,829,006	$(296,683,031)	$(4,383,111)	$(4,383,111)

See accompanying notes to unaudited consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2020

(UNAUDITED)

Note 1 – Organization

CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (its previous name) and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a late-stage biotechnology company developing innovative treatments for multiple therapeutic indications based on leronlimab, a novel humanized monoclonal antibody targeting the CCR5 receptor. Leronlimab is in a class of therapeutic monoclonal antibodies designed to address unmet medical needs in the areas of Human Immunodeficiency Virus (“HIV”), Cancer, and Immunology.

With respect to HIV, the CCR5 receptor appears to play a key role in the ability of HIV to enter and infect healthy T-cells. The Company’s lead product candidate, leronlimab, belongs to a class of HIV therapies known as entry inhibitors. These therapies block HIV from entering into and infecting certain cells.

With respect to Cancer and Immunology, the CCR5 receptor also appears to be implicated in human metastasis and in immune-mediated illnesses such as triple-negative breast cancer, other metastatic solid tumor cancers, graft-vs-host disease (“GvHD”), and Non-Alcoholic Steatohepatitis (“NASH”).

More recently, the Company is expanding the clinical focus with leronlimab to include evaluating its effectiveness in multiple other autoimmune indications where CCR antagonism has shown initial promise, as well as the novel coronavirus disease (“COVID-19”). The Company targets leronlimab treatment as a therapy for patients who experience respiratory complications as a result of contracting COVID-19. The Company believes that leronlimab provides therapeutic benefit by enhancing the immune response while mitigating the “cytokine storm” that leads to morbidity and mortality in patients experiencing this syndrome.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2019 and 2018 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2019. Operating results for the three and nine months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended February 29, 2020 and February 28, 2019, (b) the financial position at February 29, 2020 and (c) cash flows for the nine month periods ended February 29, 2020 and February 28, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CytoDyn Operations Inc., Advanced Genetic Technologies, Inc. (“AGTI”) and CytoDyn Veterinary Medicine LLC (“CVM”), of which both AGTI and CVM are dormant entities. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss, or loss per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $66,792,196 for the nine months ended February 29, 2020 and has an accumulated deficit of $296,683,031 as of February 29, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidate, obtain U.S. Food & Drug Administration (“FDA”) approval, outsource manufacturing of the product candidate, and achieve initial revenues and attain profitability. The Company is currently engaging in significant research and development (“R&D”) activities related to its product candidate for multiple indications, and expects to incur significant R&D expenses in the future primarily related to its clinical trials. These R&D activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional and non-traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at February 29, 2020 and May 31, 2019 approximated $7.1 million and $3.3 million, respectively.

Identified Intangible Assets

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles-Goodwill and Other”, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the nine months ended February 29, 2020 and February 28, 2019. The value of the Company’s patents, as discussed in Notes 8 and 10, would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired.

Research and Development

R&D costs are expensed as incurred. Clinical trial costs incurred through third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under R&D collaboration arrangements or other contractual agreements, the milestone payment obligations are expensed when the milestone conditions are probable and the amount of payment is reasonably estimable.

Inventories

The Company values inventory at the lower of cost or net realizable value using the average cost method. Inventories currently consist solely of specialized raw materials to be used for commercial production of the Company’s biologic, leronlimab, which is awaiting regulatory approval. Inventory purchased in preparation for product launches is evaluated for recoverability by considering the likelihood that revenue will be obtained from the future sale of the related inventory, in light of the status of the product within the regulatory approval process.

The Company evaluates its inventory levels on a quarterly basis and writes down inventory that has become obsolete, or has a cost in excess of its expected net realizable value, and inventory quantities in excess of expected requirements. In assessing the lower of cost or net realizable value to pre-launch inventory, the Company relies on independent analysis provided by a third party knowledgeable of the range of likely commercial prices comparable to current comparable commercial product.

Inventories Procured or Produced in Preparation for Product Launches

The Company capitalizes inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when the results of clinical trials have reached a status sufficient to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase III clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory may no longer qualify for capitalization.

For inventories capitalized in preparation for product launch, anticipated future sales, shelf lives, and expected approval date are taken into account when evaluating realizability. The shelf-life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, the Company considers the product stability data of all of the pre-approval inventory procured or produced to date to determine whether it has an adequate shelf life.

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of February 29, 2020 and May 31, 2019 is as follows:

	Fair Value Measurement at February 29, 2020 (1)		Fair Value Measurement at May 31, 2019 (1)
	Using Level 3	Total	Using Level 3	Total
Liabilities:
Derivative liability—convertible note redemption provision	$—	$—	$2,005,137	$2,005,137
Derivative liability—warrants	2,108,398	2,108,398	402,132	402,132

Total liability	$2,108,398	$2,108,398	$2,407,269	$2,407,269

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 29, 2020 and May 31, 2019.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended February 29, 2020, and the year ended May 31, 2019:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(3,855,468)

Balance at May 31, 2018	1,323,732
Inception date value of redemption provisions	2,750,006
Fair value adjustments—warrants	(744,869)
Fair value adjustments—convertible notes	(921,600)

Balance at May 31, 2019	$2,407,269
Fair value adjustments—warrants	4,110,363
Exercises —warrants	(2,404,097)
Redemptions—convertible notes	(2,005,137)

Balance at February 29, 2020	$2,108,398

Operating Leases

Effective June 1, 2019, the Company now determines whether an arrangement is considered a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets.

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

Convertible Preferred Stock

The Company’s Board of Directors is authorized to issue up to 5,000,000 shares of convertible preferred stock without stockholder approval. As of February 29, 2020, the Company had 400,000 shares authorized and 92,100 shares outstanding of Series B convertible preferred stock, 8,203 shares authorized and outstanding of Series C convertible preferred stock, and 11,737 shares authorized and 7,570 shares outstanding of Series D convertible preferred stock. The remaining preferred shares authorized have no specified rights.

Treasury Stock

Treasury stock purchases are accounted for under the par value method, whereby the cost of the acquired stock is recorded at par value. As of February 29, 2020, the Company had purchased 286,008 shares of $0.001 par value treasury stock.

Debt Discount

During the fiscal year ended May 31, 2019, the Company incurred approximately $4.2 million of debt discount related to the issuance of convertible notes, as described in Note 5. The discount is amortized over the life of the convertible promissory notes. During the nine months ended February 29, 2020 and February 28, 2019, the Company recorded approximately $1.5 million and $0.7 million of related amortization, respectively.

Debt Issuance Cost

During the fiscal year ended May 31, 2019, the Company incurred direct costs associated with the issuance of convertible notes, as described in Note 5, and recorded approximately $1.0 million of debt issuance costs. During the nine months ended February 29, 2020 and February 28, 2019, the Company recognized related amortization of approximately $0.4 million and $0.2 million, respectively.

Offering Costs

During the nine months ended February 29, 2020 and the fiscal year ended May 31, 2019, the Company incurred direct incremental costs associated with the sale of equity securities and conversion of debt, as described in Notes 11, 12, and 14. The costs were approximately $2.3 million and $4.3 million for the nine months ended February 29, 2020 and year ended May 31, 2019, respectively. The offering costs were recorded as a component of equity upon receipt of proceeds.

Stock for Services

The Company periodically issues warrants or stock to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the warrants on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the weighted average number of shares of common stock outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason the following potentially dilutive common stock equivalents were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the nine months ended February 29, 2020 and February 28, 2019: common stock options and warrants to purchase common stock of 173,185,971 and 175,043,638, respectively; short-term convertible notes including accrued interest that could convert into 8,108,305 and 10,658,690 common shares, respectively; shares of Series D, Series C, and Series B convertible preferred stock, including undeclared dividends, that can potentially convert in the aggregate into 28,386,571, and 921,000 common shares, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes”. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses.

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% and 28.62% for the nine months ended February 29, 2020 and February 28, 2019, respectively. The net tax expense for the nine months ended February 29, 2020 is zero and a benefit of $2.8 million for the nine months ended February 28, 2019. The Company has a full valuation allowance as of February 29, 2020 and May 31, 2019, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

Note 3 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In December 2019, the FASB issued “ASU 2019-12, Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for us beginning on January 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

Note 4 – Inventories

The Company’s inventory as of February 29, 2020 and May 31, 2019 was $15,895,589 and $0, respectively. Inventory as of February 29, 2020 consisted solely of specialized raw material purchased for use in the commercial manufacturing of pre-launch inventories of Vyrologix to support the Company’s expected approval of the product as a combination therapy for HIV patients in the United States. The Company believes that all material uncertainties related to the ultimate regulatory approval of Vyrologix for commercial sale have been significantly reduced based on positive data from Phase III clinical trial results, information gathered from pre-filing meetings with the Food and Drug Administration for the Biologics License Application (“BLA”), and the Company’s anticipated filing of the BLA with the FDA targeted for the end of April 2020.

As of the date of this filing the Company does not have any evidence that regulatory approval will be denied. However, the BLA for HIV combination therapy has not been filed.

Note 5 – Convertible Instruments

Series D Convertible Preferred Stock

On January 28, 2020, the Company authorized 11,737 shares and on January 31, 2020 issued 7,570 shares of Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), at $1,000.00 per share for cash proceeds totaling $7,565,355, net of offering costs of $4,645. As of February 29, 2020, 7,570 shares remaining outstanding. The certificate of designation for the Series D Preferred Stock (the “Series D Certificate of Designation”) provides, among other things, that holders of Series D Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, to be paid, at the option of the holder, in cash or shares of common stock at the rate of $0.50 per share. Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock shall be cumulative and there are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Preferred Stock does not have redemption rights. The stated value per share for the Series D Preferred Stock is $1,000.00 (the “Series D Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series D Preferred Stock will be entitled, on a pari passu basis with the holders of the Series C Preferred Stock and in preference to any payment or distribution to any holders of the Series B Preferred Stock or Common Stock, an amount per share equal to the Series D Stated Value and the amount of any accrued and unpaid dividends. The holders of the Series D Preferred Stock and Series C Preferred Stock will then receive distributions along with the holders of common stock on a pari passu basis according to the number of shares of common stock the Series D Preferred holders would be entitled if they converted their shares of Series D Preferred Stock at the time of such distribution. If, at any time while the Series D Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series D Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of common stock determined by dividing the Series D Stated Value by the conversion price of $0.80 (subject to adjustment as set forth in the certificate of designation for the Series D Preferred Stock). No fractional shares will be issued upon the conversion of the Series D Preferred Stock. Except as otherwise provided in the Series D Certificate of Designation or as otherwise required by law, the Series D Preferred Stock has no voting rights. As of February 29, 2020, the accrued dividends were approximately $62,219, or 124,440 shares of common stock.

Series C Convertible Preferred Stock

On March 20, 2019, the Company authorized 5,000 shares and issued 3,246 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), at $1,000.00 per share for cash proceeds totaling $3,083,700, net of placement agent fees of $162,300. On August 29, 2019, the Company issued the remaining 1,754 shares of Series C Preferred Stock at $1,000.00 per share for cash proceeds totaling $1,542,545, net of placement agent fees and legal fees totaling $211,455. On October 11, 2019, the Company authorized an increase from 5,000 shares to 20,000 shares. Between October 21, 2019 and November 8, 2019, the Company issued 2,788 shares of Series C Convertible Preferred Stock. On December 6, 2020 the Company issued 415 shares of Series C Convertible Preferred Stock. On January 28, 2020, the Company authorized a decrease from 20,000 shares to 8,203 shares, all of which remain outstanding as of February 29, 2020. The Series C Preferred Stock Certificate of Designation (the “Series C Certificate of Designation”) provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock, which dividends shall accrue whether or not declared. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000.00 (the “Series C Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be paid, on a pari passu basis with the holders of the Series D Preferred Stock and prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Series C Stated Value and the amount of any accrued and unpaid dividends. The holders of the Series C Preferred Stock will then receive distributions along with the holders of common stock on a pari passu basis according to the number of shares of common stock the Series C Preferred holders would be entitled if they converted their shares of Series C Preferred Stock at the time of such distribution. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any Fundamental Transaction, a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Series C Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Series C Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of February 29, 2020, the accrued dividends were approximately $502,563, or 1,005,239 shares of common stock.

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remain outstanding at February 29, 2020. Each share of the Series B Preferred Stock is convertible into ten shares of the Company’s common stock, including any accrued dividends, with an effective fixed conversion price of $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B Preferred Stock was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B Preferred Stock holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share plus any accrued dividends. Dividends are payable to the Series B Preferred Stock holders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. Except as provided by law, the Series B holders have no voting rights. As of February 29, 2020, and May 31, 2019, the undeclared dividends were approximately $239,000 or 467,000, shares of common stock, and approximately $216,000, or 432,000 shares of common stock, respectively.

2019 Short-term Convertible Notes

During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. Beginning on September 30, 2019 and through November 14, 2019, principal and interest totaling approximately $5.9 million came due. Holders of notes totaling approximately $1.1 million in principal and accrued interest agreed to extend their notes for another three months, and holders of notes totaling approximately $4.1 million in principal and accrued interest agreed to extend their notes for another six months. One note-holder with principal and accrued interest totaling approximately $0.2 million converted to shares of common stock of the Company.

During the quarter ended November 30, 2019, a total of approximately $0.7 million of principal and accrued interest was repaid in cash. In addition, detachable stock warrants to purchase a total of 4,750,000 warrants with a five-year term and an exercise price of $0.30 per share were issued to investors who extended their notes. One investor received 200,000 warrants with a five-year term and an exercise price of $0.45 per share for converting the entire principal and accrued interest on its note. In connection with the note extensions and conversion, the Company recorded a non-cash inducement interest expense of approximately $0.3 million during the quarter ended November 30, 2019. The new principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes bear simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the new commitment dates, the Company determined that there was a decrease in the fair value of the embedded conversion option resulting from the modification, the value of which is not required to be recognized under U.S. GAAP.

On December 31, 2019, the holder of a 2019 Short-term Convertible Note in the aggregate principal amount of $549,912, including accrued but unpaid interest, tendered a notice of conversion at the stated conversion rate of $0.50 per share. The Company issued 1,099,823 shares of common stock in satisfaction of the conversion notice.

On January 31, 2020, the holder of a 2019 Short-term Convertible Note in the aggregate principal amount of $512,063, including accrued but unpaid interest, tendered a notice of conversion at the stated conversion rate of $0.50 per share. The Company issued 1,025,205 shares of common stock in satisfaction of the conversion notice.

The Company recognized approximately $380,000 and $75,000 of interest expense during the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

Effective November 15, 2018, the June 2018 Note was amended to allow the investor to redeem the monthly redemption amount of $350,000 in cash or stock, at the lesser of (i) $0.55, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The variable rate redemption provision meets the definition of a derivative instrument and subsequent to the amendment, it no longer meets the criteria to be considered indexed to the Company’s own stock. As of November 15, 2018, the redemption provision requires bifurcation as a derivative liability at fair value under the guidance in FASB ASC 815 “Derivatives and Hedging.”

The amendment of the June 2018 Note was also evaluated under FASB ASC 470-50-40 “Debt Modifications and Extinguishments.” Based on the guidance, the instruments were determined to be substantially different, and debt extinguishment accounting was applied. The Company recorded approximately $1.5 million as an extinguishment loss, which was the difference in the net carrying value of the June 2018 Note prior to the amendment of approximately $5.4 million, and the fair value of the June 2018 Note and embedded derivatives after the amendment of approximately $6.9 million. The extinguishment loss includes a write-off of unamortized debt issuance costs and the debt discount associated with the original the June 2018 Note.

During the nine months ended February 29, 2020 and February 28, 2019, the Company recognized approximately $450,000 and $440,000 of interest expense related to the June 2018 Note, respectively. During the nine months ended February 29, 2020, the Company received redemption notices from the holder of the Company’s June 2018 Note, requesting an aggregate redemption of $5,000,000 settling the remaining outstanding balance in full, including accrued but unpaid interest. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 9,462,547 and paid cash totaling $875,000 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the June 2018 Note has been fully satisfied and there is no outstanding balance.

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

The investor may redeem any portion of the January 2019 Note, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $350,000. The monthly redemption amount may be paid in cash or stock, at the Company’s election, at the lesser of (i) $0.50, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The redemption provision meets the definition of a derivative instrument and does not meet the criteria to be considered indexed to the Company’s own stock. Therefore, the redemption provision requires bifurcation as a derivative liability at fair value under the guidance in ASC 815. The securities purchase agreement requires the Company to reserve 20,000,000 shares for future conversions or redemptions. In conjunction with the January 2019 Note, the investor received a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.30 which is exercisable until the 5-year anniversary of the date of issuance. The warrant achieved equity classification at inception. The net proceeds of $5.0 million were allocated first to the redemption provision at its fair value, then to the warrants at their relative fair value and the beneficial conversion feature at its intrinsic value as follows:

January 30, 2019
Fair value of redemption provision	$1,465,008
Relative fair value of equity classified warrants	858,353
Beneficial conversion feature	2,676,639

$5,000,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the nine months ended February 29, 2020 and February 28, 2019, the Company recognized approximately $6,170,000 and $69,000, respectively, of interest expense related to the January 2019 Note. During the nine months ended February 29, 2020, the Company received redemption notices from the holder of the Company’s January 2019 Note, requesting an aggregate redemption of approximately $6,271,000 settling the remaining outstanding balance in full, including accrued interest. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 10,842,255 and paid cash totaling $850,000 to the January 2019 Note holder in accordance with the terms of the January 2019 Note. Following the redemptions, the January 2019 Note has been fully satisfied and there is no outstanding balance.

Note 6 – Derivative Liabilities

The investor and placement agent warrants issued in connection with a registered direct offering in September 2016 contained a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange, whereby such other Person or group acquires more than 50% of the outstanding common stock). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrant holder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 and are recorded at fair value.

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, prior year end date May 31, 2019 and currenting reporting date February 29, 2020:

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,733,334	$5,179,200
Balance May 31, 2019	7,733,334	402,132
Balance February 29, 2020	4,666,667	$2,108,398

The Company recognized approximately $4,110,000 of non-cash loss and $530,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified warrants during the nine months ended February 29, 2020 and February 28, 2019, respectively.

FAS ASC 820 “Fair Value Measurement” provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2019 and February 29, 2020, using the following assumptions:

	September 15, 2016	May 31, 2019	February 29, 2020
Fair value of underlying stock	$0.78	$0.39	$1.05
Risk free rate	1.20%	1.94%	0.93%
Expected term (years)	5	2.29	1.55
Stock price volatility	106%	61%	87%
Expected dividend yield	—	—	—
Probability of Fundamental Transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

As described above in Note 5 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019 and May 31, 2019:

			May 31, 2019
	November 15, 2018	January 30, 2019	June Note	January Note
Fair value of underlying stock	$0.57	$0.49	$0.39	$0.39
Risk free rate	2.78%	2.52%	2.21%	1.95%
Expected term (in years)	1.61	2	1.07	1.67
Stock price volatility	58.8%	61%	62.2%	62.2%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%

The following table summarizes the fair value of the convertible note redemption provision derivative liability related to notes which fully converted during January 2020 as of inception dates November 15, 2018 and January 30, 2019 and the fair value as of May 31, 2019:

		Derivative Liability
	Net Proceeds	Inception date	May 31, 2019
Inception date June 2018 Note, November 15, 2018	$5,000,000	$1,284,988	$847,103
Inception date January 2019 Note, January 30, 2019	5,000,000	1,465,008	1,158,034

			$2,005,137

The Company recognized approximately $2,005,000 and $352,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the nine months ended February 29, 2020 and February 28, 2019, respectively.

Note 7 – Stock Options and Warrants

The Company had one active stock-based equity plan as of February 29, 2020, the CytoDyn Inc. 2012 Equity Incentive Plan, as amended (the “2012 Plan”), and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock and in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock. At the annual meeting of stockholders held on August 24, 2017, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock. At a special meeting of stockholders held on May 22, 2019, the stockholders approved an amendment to the 2012 Plan to increase the number of shares available for issuance from 15,000,000 to 25,000,000 shares of common stock. As of February 29, 2020, the Company had 1,578,883 shares available for future stock-based grants under the 2012 Plan, as amended.    The Company also sometimes makes awards of stock-based grants outside of the Incentive Plans.

Stock Options

From June 1, 2019 to November 30, 2019, the Company granted stock option awards to employees and directors to purchase a total of 1,975,000 shares of common stock under the 2012 Plan, with exercise prices of the stock option awards ranges between $0.385 and $0.52 per share. 1,000,000 stock options vest immediately and the remaining awards vest quarterly over one year and have a ten-year contractual term. The grant date fair value related to these stock options was $413,774.

From June 1, 2019 to November 30, 2019, the Company granted stock options, covering an aggregate of 1,787,500 shares of common stock to executive management, employees and consultants, of which 1,387,500 were granted under the 2012 Plan and 400,000 were granted outside of the 2012 Plan. Exercise prices range between $0.30 and $0.52 per share, except for one award of 50,000 shares which has an exercise price of $0.90 and represented a supplemental award related to a previous rescission, and which vested immediately. The awards granted to the consultants totaled 400,000 stock options, 200,000 of which vested immediately, 100,000 of which vested on December 12, 2019 and 100,000 of which will vest on April 7, 2020. Stock option awards covering an additional 1,112,500 shares granted to executive management and employees vest in 12 equal monthly installments and have a ten-year term. The remaining stock option awards granted to executive management and employees vest annually over three years, with a ten-year contractual term. The grant date fair value related to these stock options was $331,317.

On December 19, 2019, the Company issued stock options covering 7,300,000 shares of its common stock to directors, executives, and a consultant, of which 7,100,000 were granted under the 2012 Plan and 200,000 were granted outside of the 2012 Plan. The stock option awards have a per share exercise price of $0.63. Stock options covering 6,050,000 shares vested immediately upon issuance and 1,250,000 shares will vest upon filing of the BLA associated with HIV-combination therapy. In addition, the president and chief executive officer received a warrant awarded outside of the 2012 Plan covering 2,000,000 shares with an exercise price of $0.63 per share, which vests upon the Company’s filing of the BLA. The grant date fair value related to these stock options was approximately $2.7 million and each has a ten-year contractual term.

From January 6, 2020 through January 18, 2020, the Company granted stock option awards covering a new director, a new executive and new employees of the Company totaling 296,986 shares of common stock under the 2012 Plan, with exercise prices ranging between $0.85 to $1.05 per share. The awards have a ten-year contractual term of which 250,000 options vest ratably over three years, 11,986 options vest on March 1, 2020, and 25,000 options vest on June 1, 2020. The grant date fair value related to these stock options was $174,527.

On February 21, 2020, the Company granted stock option awards under the 2012 Plan covering an executive and employees of the Company totaling 265,000 shares of common stock to employees, with an exercise price $1.10 per share. The awards have a ten-year contractual term of which 115,000 options vest ratably over three years and 150,000 options vest ratably over one year. The awards have a ten-year contractual term. The grant date fair value related to these stock options was approximately $191,000.

On August 12, 2019, Gregory Gould, a member of the Company’s Board of Directors (“Board”), resigned. On September 12, 2019, Carl Dockery, a member of the Company’s Board did not stand for re-election. 90 days after the cessation of their service, any vested and unexercised options in their names were returned to the pool of shares available for future stock-based grants under the 2012 Plan.

Warrants

From June 1, 2019 to November 30, 2019, in connection with registered direct offerings, as fully described in Note 14, the Company issued warrants covering 11,987,250 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.45 per share. In connection with the registered direct offerings, the Company also issued warrants covering 655,305 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise prices ranging between $0.40 and $0.444 per share.

From June 1, 2019 to November 30, 2019, in connection with Series C convertible preferred offerings, as fully described in Note 5, the Company issued common stock warrants covering a total of 9,601,000 shares of common stock to investors. The investor warrants have a five-year term and exercise prices ranging between $0.30 and $0.50 per share.

During the nine months ended February 29, 2020, in connection with extension and conversion of short-term convertible notes, the Company issued common stock warrants covering a total of 4,750,000 shares of common stock to investors. The investor warrants have a five-year term and exercise prices ranging between $0.30 and $0.45 per share.

On December 6, 2019, the Company entered into subscription agreements with certain investors for the sale of 415 Series C convertible preferred shares at a purchase price of $1,000.00 per share (“December 6, 2019 Offering”). The investors in the December 6, 2019 Offering also received warrants to purchase 1,037,500 shares of common stock with an exercise price of $0.30 per share and a five-year term. The Company received net proceeds from the December 6, 2019 offering of approximately $0.36 million.

On December 6, 2019, in exchange for services a consultant of the Company was granted warrants to purchase 250,000 shares of common stock, outside of the Company’s Incentive Plans, with an exercise price of $0.32 per share and a five-year term. These warrants were accounted for as stock-based compensation and the grant date fair value related to these warrants was $30,023.

On December 9, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,568,330 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 9, 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 9, 2019 Offering also received warrants to purchase 1,926,248 shares of common stock with an exercise price of $0.45 per share and a five-year term.

On December 13, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,433,333 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 13, 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 13, 2019 Offering also received warrants to purchase 1,825,000 shares of common stock with an exercise price of $0.45 per share and a five-year term.

On December 23, 2019, the Company entered into subscription agreements for the sale of 14,754,098 shares of common stock and warrants to purchase up to an aggregate of 7,377,049 shares of common stock for a combined purchase price of $0.305 per share (“December 23, 2019 Offering”), pursuant to a registration statement on Form S-3. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock for a combined purchase price of $0.30 per share and a five-year term. As partial consideration for the License Agreement and the Supply Agreement, Vyera’s parent company, Phoenixus AG (“Phoenixus”), made a $4.0 million equity investment in the Company The December 23, 2019 Offering also included $0.5 million of shares of common stock and related warrants sold to an entity associated with David F. Welch, Ph.D., a member of the Company’s board of directors, on terms identical to those applicable to Phoenixus.

On January 31, 2020, the Company entered into subscription agreements with certain investors for the sale of 7,570 Series D convertible preferred shares at a purchase price of $1,000.00 per share (“January 31, 2020 offering”). The investors in the January 31, 2020 offering also received warrants to purchase 3,785,000 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the January 31, 2020 offering of approximately $7.6 million.

Compensation expense related to stock options, compensatory warrants and common stock reserved for advisory services for the three and nine months ended February 29, 2020 and February 28, 2019 was approximately $3.3 million and $4.3 million and approximately $1.4 million and $0.6 million, respectively. The grant date fair value of options and compensatory warrants vested during the three and nine month periods ended February 29, 2020 and February 28, 2019 was approximately $1.9 million and $0.7 million and approximately $2.8 million and $1.8 million, respectively. As of February 29, 2020, there was approximately $1.7 million of unrecognized compensation expense related to share-based payments for unvested options and compensatory warrants, which is expected to be recognized over a weighted average period of 0.84 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 29, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2019	178,591,849	$0.71	3.75	$896,400

Granted	56,818,838	0.46	—	—
Exercised	(59,546,851)	0.39	—	—
Forfeited/expired/cancelled	(2,677,865)	0.73	—	—

Options and warrants outstanding—February 29, 2020	173,185,971	0.65	3.94	$69,328,476

Outstanding exercisable—February 29, 2020	169,122,723	$0.66	3.77	$67,192,113

Note 8 – Acquisition of Patents and Intangibles

As discussed in Note 10 below, the Company consummated an asset purchase with Progenics on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140) drug substance. The Company followed the guidance in Financial Accounting Standards Topic 805 to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 29, 2020, the Company has recorded and is amortizing approximately $3.5 million of intangible assets in the form of patents. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140) and formulations comprising leronlimab (PRO 140) out through at least 2031 and 2038, respectively, in various countries.

On November 16, 2018, the Company completed the acquisition of substantially all of the assets of ProstaGene, LLC (“ProstaGene”), a biotechnology start-up company, which included patents related to clinical research, a proprietary CCR5 technology for early cancer diagnosis, and a noncompetition agreement with ProstaGene’s founder and Chief Executive Officer, Richard G. Pestell, M.D., Ph.D. The acquisition of ProstaGene’s assets expands the Company’s clinical development of leronlimab (PRO 140) into cancer indications and commercialization of a certain cancer diagnostic test.

The aggregate purchase price paid for the ProstaGene acquisition was $11,558,000 based on the issuance of 20,278,000 shares of common stock of CytoDyn at $0.57 per share, which included 1,620,000 shares earned at the time of the transaction and subsequently issued on January 21, 2020, to an investment bank for advisory services related to the acquisition. In connection with the purchase, the Company entered into a Stock Restriction Agreement (“Agreement”), restricting the transfer of 8,342,000 shares of common stock payable to Dr. Pestell for a three-year period from the closing date of the transaction. Dr. Pestell’s employment with the Company was terminated on July 25, 2019, and pursuant to the employment agreement, on September 13, 2019 the Company exercised its option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The repurchase is currently the subject of a litigation proceeding between Dr. Pestell and the Company. See Part II, Item 1.

A summary of the net purchase price and allocation to the acquired assets of ProstaGene is as follows:

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

The following presents intangible assets activity:

	February 29, 2020	May 31, 2019
Gross carrying amounts	$3,500,000	$3,500,000
Development of new Company website	$19,552	$19,552
Intangible asset acquisition:
ProstaGene, LLC	15,126,216	15,126,216
Accumulated amortization	(4,692,813)	(3,170,314)

Total amortizable intangible assets, net	$13,952,955	$15,475,454

Patents currently not amortized	$—	$—

Carrying value of intangibles, net	$13,952,955	$15,475,454

Amortization expense related to intangible assets was approximately $0.5 million and $1.5 million and $0.5 million and $0.7 million for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated to be approximately $2.0 million per year for the next two years, $1.4 million the following year, $1.1 million for the next seven years, and $940,000 for the last year. There were no impairment charges for the nine months ended February 29, 2020 and February 28, 2019.

Note 9 – License Agreements

The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues annual license fees of £600,000 (approximately US$800,000 utilizing current exchange rates), which fees are payable annually in December. The December 2019 and 2018 payments were extended to April 30, 2020 and April 15, 2019, respectively. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2% of net sales, depending upon who serves as the manufacturer, when the Company commences their first commercial sale, which will continue as long as the license agreement is maintained.

Note 10 – Commitments and Contingencies

Pursuant to the asset purchase with Progenics on October 16, 2012, the Company acquired rights to the HIV viral-entry inhibitor drug candidate PRO 140, a humanized anti-CCR5 monoclonal antibody, as well as certain other related assets, including the existing inventory of bulk PRO 140 drug product, intellectual property, certain related licenses and sublicenses, and FDA regulatory filings. In connection with this purchase, the Company has one remaining milestone payment of $5.0 million, which will become due at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of PRO 140. In addition, the Company will incur royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of PRO 140 until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. During the year ended May 31, 2016 the Company paid a milestone obligation of $1.5 million owed to Progenics as a result of the first dosing in a U.S. Phase 3 trial. To the extent that the remaining milestone payment and royalties are not timely made, under the terms of the purchase agreement, Progenics has certain repurchase rights relating to the assets sold to the Company thereunder. As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestone is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable. Payments to Progenics are in addition to payments due under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (“PDL”), now AbbVie Inc., and Progenics, which was assigned to the Company in the purchase agreement, pursuant to which the Company has an exclusive worldwide license to develop, make, have made, import, use, sell, offer to sell or have sold products that incorporate the humanized form of the PRO 140 antibody developed by PDL under the agreement the Company has paid various milestone obligations, with two remaining milestone payments of $0.5 million each, one payment of $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body and a second payment of $0.5 million, which will become due upon FDA approval or approval by another non-U.S. equivalent regulatory body. In addition, the Company will incur royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 or until annual royalties paid exceed that amount. To the extent the remaining milestone payment and royalties are not timely made, under the terms of the PDL License, AbbVie Inc. has certain termination rights relating to the Company’s license of PRO 140 thereunder. As of the date of this filing, it is management’s conclusion that the probability of achieving the subsequent future scientific research milestones is not reasonably determinable, thus the future milestone payments payable to PDL, Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. In April 2019 the Company delivered to Samsung a purchase order for $33 million worth of process validation and technology transfer services related to the manufacture of leronlimab, with payments by the Company scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount of the purchase order. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The first forecast, due March 31, 2020, is currently in process along with the first rolling quarterly forecast setting forth the total quantity of commercial grade leronlimab that the Company expects to require in the following years. The Company estimates that initial ramp-up costs to manufacture commercial grade leronlimab at scale could total approximately $60 million, with approximately $30 million payable over the course of calendar 2020, and approximately $30 million payable in the first quarter of 2021. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement. The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two-year periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and the Company may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

The Company has entered into project work orders, as amended, for each of its Clinical Research Organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $1.5 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $0.9 million to an approximate high of $2.2 million.

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

Note 11 – Public Warrant Tender Offerings

During June 1, 2019 to July 31, 2019, the Company conducted two public warrant tender offers, in which accredited investors purchased common stock at either $0.30 or $0.40 per share. Pursuant to the offering, the Company sold a total of 45,375,923 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $11.9 million. The Company paid placement agent fees of approximately $1.1 million for services in connection with the tender offers. The Company also recorded a non-cash inducement interest expense of approximately $2.4 million in connection with the tender offers.

Note 12 – Private Warrant Exchange

On December 20, 2019, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.22 to $0.25 per share as compared to the stated exercise price ranging from 0.45 to $0.75 per share of common stock. The Company sold 3,350,000 shares of common stock, as well as 1,340,000 additional shares as an inducement to exercise their warrants, for a total of 4,690,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.8 million.

On December 30, 2019, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a reduced exercise price per share of $0.50 for any warrant with a stated exercise price greater than $0.50 per share and no discount for warrants with a stated exercise price equal to or less than $0.50 per share. The Company sold 2,230,000 shares of common stock, as well as 446,000 additional shares as an inducement to exercise their warrants, for a total of 2,676,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $1.1 million.

During January 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a reduced exercise price per share of $0.50 for any warrant with a stated exercise price greater than $0.50 per share and no discount for warrants with a stated exercise price equal to or less than $0.50 per share. The Company issued 4,040,000 shares of common stock, as well as 408,000 additional shares as an inducement to exercise their warrants, for a total of 4,448,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $1.9 million.

On February 28, 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.18 to $0.45 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $0.75 per share of common stock. The Company issued 7,842,500 shares of common stock, as well as 784,245 additional shares as an inducement to exercise their warrants, for a total of 8,626,745 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $2.2 million.

The Company recorded non-cash inducement interest expense of approximately $5.2 million in connection with the private warrant exchange offerings.

Note 13 – Stock Grants to Employees

On December 24, 2019, the Company issued a total of 379,880 shares of registered common stock to two executives in connection with the stock portion of their incentive compensation earned for the fiscal year ended May 31, 2018. The two executives simultaneously tendered back to the Company a total of 126,997 shares of the registered common stock to cover the income tax withholding requirements.

On January 28, 2020, the Company awarded 11,650,000 performance shares to certain of its directors and executive officers outside of the 2012 Plan. The awards will vest and be settled in shares of common stock of the Company if the Company achieves FDA Breakthrough Therapy designation for cancer within 6 months of the award date and if certain other requirements have been met.

Note 14 – Registered Direct Equity Offerings

During June 1, 2019 to November 30, 2019, the Company entered into subscription agreements with certain investors for the sale of 19,100,333 shares of common stock at purchase prices ranging between $0.30 and $0.40 per share in registered direct offerings, pursuant to a registration statement on Form S-3. The investors in these offerings also received warrants to purchase 11,987,250 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the offerings of approximately $6.3 million. In addition, the placement agent received warrants covering 655,305 shares of common stock (or 1.3% of total shares sold to investors) with per share exercise prices ranging between $0.40 and $0.444, a five-year term and a cashless exercise provision.

On December 9, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,568,330 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 9, 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 9, 2019 Offering also received warrants to purchase 1,926,248 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the December 9, 2019 Offering of approximately $0.75 million.

On December 13, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,433,333 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 13, 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 13, 2019 Offering also received warrants to purchase 1,825,000 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the December 13 Offering of approximately $0.73 million.

On December 23, 2019, the Company entered into subscription agreements for the sale of 14,754,098 shares of common stock and warrants to purchase up to an aggregate of 7,377,049 shares of common stock for a combined purchase price of $0.305 per share (“December 23, 2019 Offering”), pursuant to a registration statement on Form S-3. The Company received net proceeds from the December, 23, 2019 offering of approximately $4.5 million. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock for a combined purchase price of $0.305 per share. As partial consideration for the License Agreement and the Supply Agreement, Vyera’s parent company, Phoenixus AG (“Phoenixus”), made a $4.0 million equity investment in the Company The December 23, 2019 Offering also included $0.5 million of shares of common stock and related warrants sold to an entity associated with David F. Welch, a member of the Company’s board of directors, on terms identical to those applicable to Phoenixus.

Note 15 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and nine months ended February 29, 2020 and February 28, 2019, the Company incurred an expense of approximately $30,000 and $75,000 and approximately $20,000 and $50,000, respectively, for qualified non-elective contributions.

Note 16 – Related Party Transactions

The Audit Committee of the Board, comprised of directors, or the full Board, reviews and approves all related party transactions.

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

On October 8, 2019, an entity controlled by then director, Mr. Michael Klump, exchanged a 2019 Short-term Convertible Note in the principal amount of $0.5 million and accrued but unpaid interest of $37,397, for an Exchange Note in the principal amount of $537,397 and a warrant to purchase 500,000 shares of common stock. The entity controlled by Mr. Klump participated on similar terms to the other holders in the exchange.

On December 13, 2019, Mr. Jordan Naydenov, a director of the Company, participated in a registered direct equity offering. Mr. Naydenov purchased 833,333 shares of common stock and received warrants covering 625,000 shares. The terms and conditions of Mr. Naydenov’s $250,000 investment were identical to those offered to other investors in this offering.

On December 23, 2019, an entity controlled by Dr. Welch participated in a registered direct equity offering. The entity controlled by Dr. Welch purchased 1,639,344 shares of common stock and received warrants covering 819,672 shares. The terms and conditions of the $500,000 investment made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.

On January 31, 2020, an entity controlled by Dr. Welch participated in the January 31, 2020 offering. The entity controlled by Dr. Welch purchased 1,000 shares of Series D convertible preferred shares and received warrants covering 500,000 shares of common stock. The terms and conditions of the $1,000,000 investment made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.

On February 26, 2020, an entity controlled by Dr. Welch entered into a private warrant exchange in which the entity purchased common stock at $0.18 per share as compared to the stated exercise price on the warrants of $0.30 per share of common stock. The entity controlled by Dr. Welch purchased 1,819,672 shares of common stock, as well as 181,967 additional shares as an inducement to exercise their warrants, for a total of 2,001,639 shares of common stock. The terms and conditions of the approximate $330,000 investment made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.

Note 17 – Subsequent Events

In March 2020, the World Health Organization declared COVID-19 a pandemic. We could be negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Further, during March 2020 the Company began expanding the clinical focus with leronlimab to include evaluating its effectiveness in multiple other autoimmune indications where CCR antagonism has shown initial promise, as well as the novel coronavirus disease (“COVID-19”). The Company targets leronlimab treatment as a therapy for patients who experience respiratory complications as a result of contracting COVID-19. The Company believes leronlimab could provide therapeutic benefit by enhancing the immune response while mitigating the “cytokine storm” that leads to morbidity and mortality in patients experiencing this syndrome.

On March 13, 2020, the Company entered into subscription agreements with certain investors for the sale of 882 shares of Series D convertible preferred stock at a purchase price of $1,000.00 per share (“March 13, 2020 offering”). The investors in the March 13, 2020 offering also received warrants to purchase 275,625 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the March 13, 2020 offering of approximately $0.9 million.

During March 2020, the Company granted stock option awards covering new employees and a new executive of the Company totaling 280,000 shares of common stock, with exercise prices ranging from $0.96 to $1.07. The awards vest ratably over three years and have a ten-year contractual term.

On March 31, 2020, CytoDyn Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) pursuant to which the Company issued a secured convertible promissory note, as amended (the “Note”) with a two-year maturity to an institutional accredited investor (the “Investor”) in the initial principal amount of $17.1 million. The Note is secured by all of the assets of the Company, excluding the Company’s intellectual property. The Investor gave consideration of $15.0 million, reflecting original issue discount of $2.1 million. The Company anticipates using the proceeds for general working capital purposes.

During March 1, 2020 through April 6, 2020, the Company issued of 29,357,527 shares of common stock in connection with the exercise of warrants and stock options with an exercise prices ranging from $0.19 to $1.00 per share. The Company received proceeds of approximately $7.4 million from these exercises.

On April 8, 2020, the Company received a notice from the holder of the January 2019 Note, stating that the investor was owed additional shares upon redemption of the note, compared to the number of shares issued upon redemption as described in Note 5 above. The Company is reviewing the details of the notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This filing contains forward-looking statements within the meaning of federal securities laws. The words “anticipate,” “believe,” “expect,” “intend,” “predict,” “plan,” “will,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions are intended to identify forward-looking statements. Forward-looking statements include, among others, statements regarding the Company’s completion of the BLA filing with the FDA, anticipated R&D expenses, ability to reach future clinical development and regulatory milestones, the timing of regulatory approvals from the FDA or other non-U.S. regulators, its ability to effectively and timely conduct clinical trials, performance under its contract manufacturing and licensing agreements, commercialization efforts regarding leronlimab (PRO 140), and continued periods of net losses. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, regulatory initiatives and compliance with governmental regulations, ability to commercialize all of our pre-launch inventory, the sufficiency of the Company’s cash position and the ability to raise additional capital, clinical priorities, the results of clinical trials for the Company’s drug candidate, and various other matters, including the risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 and any additional or updated risk factors discussed in any subsequent Quarterly Report on Form 10-Q filed since that date, many of which are beyond its control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. In addition, any forward-looking statement applies only as of the date of this filing. The Company does not plan to, and undertakes no obligation to, update any forward-looking statements to reflect new information or new events, circumstances or developments, or otherwise.

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

Overview

Our current business strategy is to prioritize the completion our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients, to advance our Phase 1b/2 clinical trial for metastatic triple-negative breast cancer, to continue our Phase 2 basket trial for 22 different solid tumor cancers, for graft-versus-host disease (“GvHD”), to finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and concurrently to explore other immunologic indications for leronlimab, including Non-Alcoholic Steato Hepatitis (“NASH”) and Multiple Sclerosis (MS). We recently received permission from the FDA to proceed with a Phase 2 clinical trial for mild-to-moderate COVID-19 and a Phase 2b/3 for severely ill COVID-19 patients. We continue to pursue licensing opportunities and other potential strategic partnerships for leronlimab with pharmaceutical companies and other potential business partners.

Clinical Trials Update for HIV Applications

Phase 2b Extension Study for HIV, as Monotherapy

Currently, there are five patients in this ongoing extension study and each has surpassed five and a half years of suppressed viral load with leronlimab as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab as combination therapy for HIV.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

This trial was successfully completed, and is the basis for our current BLA, for which the first of three sections was submitted to the FDA in March 2019 under a “rolling review.” We expect to submit the remaining two sections of the BLA in the April of 2020. This trial for leronlimab as a combination therapy with existing Highly Active Anti-Retroviral Therapy (“HAART”) drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of 0.0032. Most of the patients who have completed this trial have transitioned to an FDA-cleared rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.

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

Phase 2/3 Investigative Trial for HIV, as Long-term Monotherapy

Enrollment for this trial is now closed after reaching 595 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. The trial evaluates three dosage arms, 350 mg, 525 mg and 700 mg. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of more than 90% after the initial 10 weeks. Some of the data from this trial is also being used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 receptor occupancy test, we recently filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. We are discussing finalization of that protocol with FDA and could initiate the Phase 3 trial in 2020. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, the Phase 2b/3 investigative trial will likely be discontinued.

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials in the oncology and immunology space, including, but not limited to triple-negative breast cancer, basket cancer indications, GvHD, NASH, COVID-19. See “Liquidity and Capital Resources” below.

Cancer and Immunological Applications

We are continuing to advance our exploration of opportunities for clinical applications for leronlimab involving the CCR5 co-receptor, other than HIV-related treatments, such as cancer, inflammatory conditions and autoimmune diseases, and COVID-19 trials.

The target of leronlimab is the important G protein coupled co-receptor CCR5. CCR5 is more than the pathway to HIV replication; it is also a crucial component of inflammatory responses and is a key mediator in many cancer metastasis and COVID-19 complications due to ARDS (Acute Respiratory Distress Syndrome) in lung. We believe this opens the potential for multiple pipeline opportunities for leronlimab. CCR5 is a protein located on the surface of white blood cells and cancer epithelial cells that serves as a receptor for attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation.

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

Phase 2 Basket trial for multiple (22) solid tumor cancer

We received clearance from the FDA to initiate a Basket trial for 22 different solid tumor cancer including melanoma, pancreatic, breast, prostate colon, lung, liver and stomach cancers.

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

Phase 2 Trial for COVID-19

The FDA recently granted us clearance to proceed with Phase 2 studies of leronlimab in mild-to-moderate COVID-19 patients. We have already enrolled 2 patients in this 75-patient trial, double blinded, randomized (2:1) trial.

Phase 2b/3 Trial for COVID-19

The FDA recently granted us clearance to proceed with Phase 2b/3 studies of leronlimab in severely ill COVID-19 patients. We have initiated the enrollment of 390 patients in this double blinded, randomized (2:1) trial.

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

Results of Operations

Results of Operations for the three months ended February 29, 2020 and February 28, 2019 are as follows:

For the three months ended February 29, 2020 and February 28, 2019, we had no activities that produced revenues from operations.

For the three months ended February 29, 2020 and February 28, 2019, we had a net loss of approximately $35.8 million and $12.6 million, respectively. The increase in net loss of approximately $23.2 million was attributable to increases in operating expenses of approximately $9.2 million, increased non-cash charge on the fair value of derivative liabilities of $4.3 million, increased interest expense of $10.2 million, offset by other income of $0.5 million for the three months ended February 29, 2020. The increase in loss per share in contrast to the comparable period a year ago was primarily attributable to the increased net loss.

For the three months ended February 29, 2020 and February 28, 2019, operating expenses totaled approximately $22.1 million and $12.9 million, respectively, consisting of research and development (“R&D”) expenses, general and administrative (“G&A”) expenses, and amortization and depreciation. The increase in operating expenses of approximately $9.2 million, or 72%, was attributable to increases in G&A expense of approximately $3.1 million and increased R&D expense of $6.1 million.

G&A expenses totaled approximately $6.5 million for the three months ended February 29, 2020, and were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in G&A expenses of approximately $3.1 million, or 93%, for the three months ended February 29, 2020 was due to an increase in salaries and benefits associated with recent new hires, coupled with an increase in non-cash stock-based compensation.

R&D expenses, which totaled approximately $15.1 million for the three months ended February 29, 2020, increased approximately $6.1 million, or 67%, over the comparable period in the prior year due to BLA preparation and manufacturing related activities. For the quarter ended February 29, 2020, R&D expenses continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements for our BLA filing and leronlimab, (2) our investigative Phase 2b/3 monotherapy trial, (3) increase in clinical trials in our oncology indications, and (4) continuing activities necessary to complete the BLA filing with the FDA.

We expect future R&D expenses to be dependent on the timing of FDA approval of its BLA filing, the timing of FDA clearance of its pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical progression of its oncology trials, along with the outcome of the pre-clinical studies for several other cancer indications. R&D expenses are also expected to increase due to CMC activities in preparation for approval and commercialization of leronlimab.

Amortization and depreciation expenses totaled approximately $0.5 million for the three months ended February 29, 2020 and was relatively flat when compared to same period in the prior year. This is primarily attributable to the amortization of intangible assets recognized with the acquisition of ProstaGene.

For the three months ended February 29, 2020, we recognized non-cash charges associated with an increase in fair value of derivative liabilities of approximately $2.9 million, as compared to a non-cash benefit of approximately $1.3 in the comparable 2019 period. Certain warrants and two convertible note instruments that each contain a contingent cash settlement provision giving rise to a derivative liability were issued in September 2016, June 2018 and January 2019, respectively. The June 2018 and January 2019 notes were fully converted into common stock by January 2020. For each reporting period, we determined the fair value of the derivative liability and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.

Interest expense for the three months ended February 29, 2020 totaled approximately $11.3 million. The increase of approximately $10.2 million over the comparable quarter in 2019 was driven primarily by an approximate $5.2 million increase in non-cash inducement interest expenses incurred on warrant exercises and debt conversion, and an increase in interest expense of approximately $5.7 million related to the full conversion of June 2018 and January 2019 notes described in Note 4, and finance charges on certain past due accounts payable balances, offset by an approximate $0.7 million decrease in amortization costs related to the discount on convertible notes and debt issuance costs.

The future trends in all expenses will be driven, in large part, by the future outcomes of pre-clinical studies and clinical trials and their related effect on research R&D development expenses, general G&A administrative expenses, the manufacturing of new commercial leronlimab, and the increasing activities associated with the filing of a BLA. We require a significant amount of additional capital, and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular “Liquidity and Capital Resources” below and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2019.

Results of Operations for the nine months ended February 29, 2020 and February 28, 2019 are as follows:

For the nine months ended February 29, 2020 and February 28, 2019, we had no activities that produced revenues from operations.

For the nine months ended February 29, 2020, we incurred a net loss of approximately $66.8 million, as compared to a net loss of approximately $41.3 million for the similar period ending February 28, 2019. The increase in net loss of approximately $25.5 million related primarily to increases in operating expenses of approximately $4.8 million, increased losses on the fair value of derivative liabilities of approximately $3.0 million, increased interest expense of approximately $15.4 million, and a decrease of a $2.8 million credit for taxes on income in the prior year. The prior year tax credit arose from the recognition of a deferred income tax benefit from a reduction in our deferred tax valuation allowance resulting from recording a deferred tax liability of approximately $2.8 million in connection with the acquisition of assets in the ProstaGene transaction in 2018. The deferred tax liability represents the tax effect of the difference in the carrying value of the assets and their tax basis at acquisition. The increase in loss per share in contrast to the comparable period a year ago was primarily attributable to the increased net loss, offset by an increase in weighted average shares outstanding.

For the nine months ended February 29, 2020 and February 28, 2019, operating expenses totaled approximately $46.8 million and $42.0 million, respectively, consisting of R&D, G&A expenses, and amortization and depreciation. The increase in operating expenses of approximately $4.8 million, or 11%, was attributable to an increase in G&A expenses of approximately $4.6 million and an increase in amortization and depreciation expense of $0.8 million, partially offset by a decrease in R&D expenses of approximately $0.6 million.

G&A expenses, which totaled approximately $12.6 million for the nine months ended February 29, 2020, were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in G&A expenses of approximately $4.6 million, or 57%, for the nine months ended February 29, 2020 over the comparable period a year ago was primarily was due to increased salaries and benefits for new employees, coupled with increases in non-cash stock-based compensation expense and other corporate and administrative expenses.

R&D expenses, which totaled approximately $32.7 million for the nine months ended February 29, 2020, decreased approximately $0.6 million, or 2%, over the comparable 2019 period principally due to lower manufacturing-related expenses. For the nine month period ended February 29, 2020, R&D expenditures were primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities to address regulatory compliance requirements of a future BLA filing and to advance the preparations for manufacturing new quantities of leronlimab (PRO 140), (2) our pivotal Phase 2b/3 combination therapy trial and its investigative Phase 2b/3 monotherapy trial, (3) continuing activities necessary to complete the BLA filing with the FDA, and (4) clinical trials for our leronlimab (PRO 140) oncology indications.

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

For the nine months ended February 29, 2020, we recognized non-cash charges associated with the increase in fair value of derivative liabilities of approximately $2.1 million, as compared to a non-cash benefit of approximately $0.9 million in the comparable 2019 period. Certain warrants and two convertible note instruments that each contain a contingent cash settlement provision giving rise to a derivative liability were issued in September 2016, June 2018 and January 2019, respectively. For each reporting period, we determine the fair value of the derivative liabilities and record a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

Interest expense for the nine months ended February 29, 2020 totaled approximately $18.4 million, as compared to approximately $3.0 million for the similar period in 2019. The increase of approximately $15.4 million over the comparable period in fiscal year 2019 was driven primarily by finance charges on certain past due accounts payable balances, an approximate $7.9 million increase in non-cash inducement interest expenses incurred on warrant exercises and debt conversion, and an increase in interest expense of approximately $6.4 million related to the full conversion of June 2018 and January 2019 notes described in Note 4, an approximate $1.0 million increase in amortization costs related to the discount on convertible notes and debt issuance costs, offset by an approximate decrease of $1.5 million related to loss on extinguishment of convertible debt.

The future trends in all expenses will be driven, in large part, by the future outcomes of pre-clinical studies and clinical trials and their related effect on R&D expenses, G&A expenses, manufacturing of new commercial leronlimab, and the increasing activities associated with the filing of the BLA. We require a significant amount of additional capital and its ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular “Liquidity and Capital Resources” below and Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2019.

Liquidity and Capital Resources

Our cash position at February 29, 2020 was approximately $7.1 million, an increase of approximately $3.6 million as compared to a balance of approximately $3.5 million as of May 31, 2019. The net increase in cash for the nine months ended February 29, 2020 was attributable to net cash provided by financing activities of approximately $43.1 million, offset in part by net cash used in operating activities of approximately $39.5 million.

As of February 29, 2020, we had significant negative working capital of approximately $16.4 million compared to negative working capital of approximately $21.6 million at May 31, 2019. The decrease in negative working capital of approximately $5.2 million was driven by an increase in cash and raw materials inventory, a decrease to the current portion of the long-term convertible notes payable, and offset by an increase to accounts payable.

Cash Flows

Net cash used in operating activities totaled approximately $39.5 million during the nine months ended February 29, 2020, which reflects a decrease of approximately $1.5 million of net cash used in operating activities over the nine months ended February 28, 2019. The decrease in net cash used in operating activities was due to an increased net loss of approximately $25.5 million offset by increased non-cash interest expense totaling $14.2 million, increased non-cash loss on the fair value of derivative liabilities of approximately $3.0 million, increased stock-based compensation of $1.5 million, a decrease of approximately $2.8 million related to a deferred income tax benefit, and increased net change of current assets and liabilities of approximately $5.2 million for the nine months ended February 29, 2020.

Net cash used in investing activities was immaterial during the nine months ended February 29, 2020.

Net cash provided by financing activities of approximately $43.1 million during the nine months ended February 29, 2020, which reflects an increase of approximately $1.8 million from the net cash provided by financing activities during the nine months ended February 28, 2019. The increase in net cash provided from financing activities was attributable primarily to increased proceeds from the sale of common stock and warrants, preferred stock, and warrant and stock option exercises totaling $18.7 million, offset by a decrease in debt related financing activities of approximately $17.1 million when compared to the similar nine month period in the prior year.

Capital Requirements

We have not generated revenue to date, and we do not expect to generate product revenue until the Company receives FDA approval of leronlimab. We expect that we will continue to incur operating losses as expenses continue to increase as we proceed toward completion of our BLA, prepare for commercialization of leronlimab and continue our pre-clinical and clinical trial programs. The future trends of all expenses will be driven, in large part, by the timing of the anticipated approval of its BLA, the magnitude of our preparation for commercialization readiness, future clinical trial strategy and timing of the commencement and the magnitude of future revenue stream. We have set forth the below agreements that have cash requirements and possible revenue sources. We will require a significant amount of additional capital in the future in anticipation of a fully commercialized leronlimab product.

Contract Manufacturing

During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. In April 2019, the Company delivered to Samsung a purchase order for $33 million worth of process validation and technology transfer services related to the manufacture of leronlimab, with payments by the Company scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount.

Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which it will provide to Samsung. The Company must provide Samsung an initial annual forecast and rolling quarterly forecasts setting forth the total quantity of commercial grade leronlimab that the Company expects to require in the following years, starting with the calendar year quarter ended March 31, 2020. We estimate initial ramp-up costs to manufacture commercial grade leronlimab at scale could total approximately $60 million, with approximately $30 million payable over the course of calendar 2020, and approximately $30 million payable in the first quarter of 2021. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement.

The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two-year periods unless either party gives notice of termination at least six months prior to the then-current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and the Company may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

We believe having two contract manufacturers may best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. We will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.

Commercialization Activities

During the third quarter of fiscal 2020, the Company entered into a Commercialization and License Agreement (the “Vyera License Agreement”) and a Supply Agreement (the “Vyera Supply Agreement”) with Vyera Pharmaceuticals, LLC, a Delaware limited liability company (“Vyera”).

Pursuant to the Vyera License Agreement, the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab (PRO 140) for treatment of HIV in humans in the United States. Under the terms of the Vyera License Agreement, the Company is eligible to receive contract payments from Vyera totaling up to approximately $87.0 million, to be made upon Vyera’s achievement of certain sales and regulatory milestones, subject to reduction if such milestones are not achieved within certain agreed timeframes. In addition, during the Royalty Term (as defined below), the Company is entitled to royalty payments equal to 50% of Vyera’s gross profit margin from sales of leronlimab (PRO 140) (defined in the Vyera License Agreement as “Net Sales”) in the United States. Following expiration of the Royalty Term, Vyera will continue to maintain non-exclusive rights to commercialize leronlimab (PRO 140).

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

Pursuant to the Vyera Supply Agreement, Vyera has agreed to purchase from the Company its requirements of leronlimab (PRO 140) for commercialization under the Vyera License Agreement. The price that Vyera will pay for purchases of leronlimab (PRO 140) is capped at an agreed upon amount that will rise over time in accordance with the Producer Price Index for Pharmaceutical Preparation Manufacturing published by the U.S. Department of Labor, Bureau of Labor Statistics. Under the terms of the Vyera Supply Agreement, Vyera is obligated to make purchases of leronlimab (PRO 140) from the Company pursuant to Vyera’s forecasted requirements, updated monthly, which will contain a binding period that will increase over the course of the first two years following receipt of Regulatory Approval (as defined in the Vyera Supply Agreement) of leronlimab (PRO 140) for the treatment of HIV in humans.

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

Contract Research

The Company has entered into project work orders for each of its clinical trials with its clinical research organization (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company has prepaid certain execution fees for direct services costs. In connection with its clinical trials, the Company has entered into separate project work orders for each trial with its CRO. In the event that the Company terminates any trial, the Company may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $1.5 million. In the remote circumstance the Company terminates all clinical trials, the collective financial penalties may range from an approximate low of $0.9 million to an approximate high of $2.2 million.

Licensing

Pursuant to the asset purchase with Progenics on October 16, 2012, the Company is required to pay Progenics the following ongoing milestone payments and royalties: (i) $5.0 million at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab (PRO 140); and (ii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of leronlimab (PRO 140) until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. In addition, under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was previously assigned to the Company, the Company is required to pay AbbVie Inc. additional milestone payments and royalties as follows: (i) $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body; (ii) $0.5 million upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iii) royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. As of the date of this filing, while the Company has completed and filed the first of three portions of its BLA, the Company currently expects to file the remaining two portions in the second calendar quarter of calendar 2020. Further, if the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

Going Concern

As reported in the accompanying consolidated financial statements, for the nine months ended February 29, 2020 and February 28, 2019, the Company incurred net losses of approximately $66.8 million and $41.3 million, respectively. The Company has no activities that produced revenue in the periods presented and have sustained operating losses since inception.

The Company currently requires and will continue to require a significant amount of additional capital to fund operations, pay its accounts payables and other obligations. Its ability to continue as a going concern is dependent upon its ability to raise such additional capital, commercialize its product and achieve profitability. If it is not able to raise such additional capital on a timely basis or on favorable terms, the Company may need to scale back its operations or slow down or cease certain clinical trials or contract manufacturing activities, which could materially delay the timeframe to BLA submission. The Company’s failure to raise additional capital could also affect its relationships with key vendors, disrupting its ability to timely execute its business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue its operations or liquidate its assets.

Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional and non-traditional financing sources. As of the date of this filing, the Company has approximately 12 million shares of common stock authorized, unreserved and available for issuance under its certificate of incorporation, as amended, and approximately $135.0 million available for future registered offerings of securities under its universal shelf registration statement on Form S-3, which was declared effective on March 7, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict its operations. On March 31, 2020, we entered into a long-term convertible note, which is secured by all of our assets, except for our intellectual property, and also includes certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions, if at all. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company may require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses for all periods presented and have a substantial accumulated deficit. As of February 29, 2020, these factors, among several others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company continuation as a going concern is dependent upon its ability to obtain a significant amount of additional operating capital, complete development of its product candidate, obtain FDA approval, outsource manufacturing of its product, and ultimately to attain profitability. The Company intends to seek additional funding through equity or debt offerings, licensing agreements or strategic alliances to implement its business plan. There are no assurances, however, that the Company will be successful in these endeavors.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 29, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2020.

Internal Control Over Financial Reporting

No changes occurred during the quarter ended February 29, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

On July 25, 2019, the Company’s Board terminated the employment of Dr. Richard G. Pestell, the Company’s former Chief Medical Officer, for cause pursuant to the terms of his employment agreement. On August 22, 2019, the Company received notice that a lawsuit naming the Company and its Chief Executive Officer and the Chairman of the Board was filed by Dr. Pestell in the U.S. District Court for the District of Delaware, alleging breach of Dr. Pestell’s employment agreement, among other claims, and seeking damages in the amount of certain severance entitlements thereunder pertaining to non-cause termination, among other relief. The treatment of those entitlements and of certain previously granted unvested stock options and shares of restricted common stock, which were subject to a repurchase option, are expected to be determined by the outcome of this litigation. On September 17, 2019, the Company and the other defendants moved to dismiss the complaint in part. On September 27, 2019, Dr. Pestell amended his complaint. On October 10, 2019 and October 11, 2019, the Company and the other defendants again moved to dismiss the complaint in part. That motion remains pending. The Company intends to vigorously defend this action.

From time to time, the Company is involved in claims and suits that arise in the ordinary course of its business. The Company currently believes that the resolution of any such claims against it, if any, will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019, as filed with the SEC on August 14, 2019, under the heading “Item 1A. Risk Factors”, except as discussed below and as supplemented by the risk factors disclosed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019, as filed with the SEC on January 9, 2020, under the heading “Item 1A. Risk Factors.” Investors should review the risks provided below and in the Annual Report and Quarterly Report prior to making an investment in us. The Company’s business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Annual Report and Quarterly Report, under “Item 1A. Risk Factors”, any one or more of which could, directly or indirectly, cause its actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Related to Our Business

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of COVID-19 began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition.

Any impairment of our intangible assets could negatively impact our results of operations and financial condition.

We evaluate assets on our balance sheet, including intangible assets, in connection with our fiscal year end reporting or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We may experience unforeseen events that could adversely affect the value of our intangible assets and trigger an impairment evaluation. Future determinations of significant impairments of intangible assets as a result of an impairment test or any accelerated amortization of intangible assets could have a negative impact on the Company’s results of operations and financial condition.

The manufacture of pre-launch inventories involves the risk that the FDA may not approves such products for marketing on a timely basis or at all.

Pre-launch inventories consist primarily of our product candidate prior to the date that we anticipate that such products will receive FDA final marketing approval. Approval may require additional or different testing and/or specifications than what was performed in the manufacture of such prelaunch inventory. If any of these risks were to materialize with respect to a given product or if the launch of such product is significantly postponed, we may have to write-off the pre-launch inventories, which could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended February 29, 2020, in connection with extension and conversion of short-term convertible notes, the Company issued common stock warrants covering a total of 4,750,000 shares of common stock to investors. The investor warrants have a five-year term and exercise prices ranging between $0.30 and $0.45 per share.

On December 6, 2019, the Company entered into subscription agreements with certain investors for the sale of 415 Series C convertible preferred shares at a purchase price of $1,000.00 per share (“December 6, 2019 Offering”). The investors in the December 6, 2019 Offering also received warrants to purchase 1,037,500 shares of common stock with an exercise price of $0.30 per share and a five-year term. The Company received net proceeds from the December 6, 2019 offering of approximately $0.36 million.

On December 6, 2019, in exchange for services a consultant of the Company was granted warrants to purchase 250,000 shares of common stock with an exercise price of $0.32 per share and a five-year term. These warrants were accounted for as stock-based compensation and the grant date fair value related to these warrants was $30,023.

On December 9, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,568,330 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 9, 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 9, 2019 Offering also received warrants to purchase 1,926,248 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the December 9, 2019 Offering of approximately $0.75 million.

On December 13, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,433,333 shares of common stock at a purchase price of $0.30 per share in a registered direct offering (“December 13, 2019 Offering”), pursuant to a registration statement on Form S-3. The investors in the December 13, 2019 Offering also received warrants to purchase 1,825,000 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the December 13, 2019 Offering of approximately $0.73 million.

On December 19, 2019 the president and chief executive officer received a warrant awarded outside of the Incentive Plans covering 2,000,000 shares with an exercise price of $0.63 per share, which vests upon the Company’s filing of the BLA.

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

On December 23, 2019, the Company entered into subscription agreements for the sale of 14,754,098 shares of common stock and warrants to purchase up to an aggregate of 7,377,049 shares of common stock for a combined purchase price of $0.305 per share (“December 23, 2019 Offering”), pursuant to a registration statement on Form S-3. The Company received net proceeds from the December, 23, 2019 offering of approximately $4.5 million. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock for a combined purchase price of $0.305 per share. As partial consideration for the License Agreement and the Supply Agreement, Vyera’s parent company, Phoenixus AG (“Phoenixus”), made a $4.0 million equity investment in the Company The December 23, 2019 Offering also included $0.5 million of shares of common stock and related warrants sold to an entity associated with David F. Welch, Ph.D., a member of the Company’s board of directors, on terms identical to those applicable to Phoenixus.

On December 30, 2019, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a reduced exercise price per share of $0.50 for any warrant with a stated exercise price greater than $0.50 per share and no discount for warrants with a stated exercise price equal to or less than $0.50 per share. The Company sold 2,230,000 shares of common stock, as well as 446,000 additional shares as an inducement to exercise their warrants, for a total of 2,676,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $1.1 million.

During January 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a reduced exercise price per share of $0.50 for any warrant with a stated exercise price greater than $0.50 per share and no discount for warrants with a stated exercise price equal to or less than $0.50 per share. The Company issued 4,040,000 shares of common stock, as well as 408,000 additional shares as an inducement to exercise their warrants, for a total of 4,448,000 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $1.9 million.

On January 28, 2020, the Company awarded 11,650,000 performance shares to certain of its directors and executive officers outside of the Incentive Plans. The awards will vest and be settled in shares of common stock of the Company if the Company achieves FDA Breakthrough Therapy designation for cancer within 6 months of the award date and if certain other requirements have been met.

On January 31, 2020, the Company entered into subscription agreements with certain investors for the sale of 7,570 Series D convertible preferred shares at a purchase price of $1,000.00 per share (“January 31, 2020 offering”). The investors in the January 31, 2020 offering also received warrants to purchase 3,785,000 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the January 31, 2020 offering of approximately $7.6 million.

On February 28, 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.18 to $0.45 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $0.75 per share of common stock. The Company issued 7,842,500 shares of common stock, as well as 784,245 additional shares as an inducement to exercise their warrants, for a total of 8,626,745 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $2.2 million.

On March 13, 2020, the Company entered into subscription agreements with certain investors for the sale of 882 shares of Series D convertible preferred stock at a purchase price of $1,000.00 per share (“March 13, 2020 offering”). The investors in the March 13, 2020 offering also received warrants to purchase 275,625 shares of common stock with an exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the March 13, 2020 offering of approximately $0.9 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits:

3.1‡	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2018).

4.1	Form of Series C Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 6, 2019).

4.2	Form of Series D Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2020).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2019.

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Reports on Form 8-K filed December 10, 2019 and December 13, 2019.

4.5	Convertible Secured Promissory Note, as amended, by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2020).

10.1	Form of Subscription Agreement (November December 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Reports on Form 8-K filed December 10, 2019 and December 13, 2019).

10.2	Form of Subscription Agreement (October 2019 Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2019).

10.3	Form of Subscription Agreement (December 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2019).

10.4	Form of Subscription Agreement (January 2020 Series D Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2020).

10.5#	Commercialization and License Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed January 9, 2020).

10.6#	Supply Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed January 9, 2020).

10.7

Securities Purchase Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2020).

10.8	Security Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2020).

10.9*‡	Form of Performance Share Award Agreement.

10.10*	Form of Amendment to Executive Officer Employment Agreements (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed January 9, 2020).

10.11*	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 27, 2019).

10.12*	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2019).

31.1‡	Rule 13a-14(a) Certification by CEO of Registrant.

31.2‡	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1‡	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2‡	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS‡	XBRL Instance Document.

101.SCH‡	XBRL Taxonomy Extension Schema Document.

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
‡	Filed herewith.
#

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

CYTODYN INC. (Registrant)

Dated: April 9, 2020	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer

Dated: April 9, 2020	/s/ Craig S. Eastwood
Craig S. Eastwood
Chief Financial Officer