Form 10-K
period 2020-05-31
CytoDyn Inc.
filed 2020-08-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $106,487,002 as of November 30, 2019.

As of July 31, 2020, the registrant had 568,242,391 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders	Part III

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2020

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements that involve risks, uncertainties and assumptions that are difficult to predict, including our clinical priorities and our current and proposed trials. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “hopes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance and actual results could differ materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risk factors identified in this annual report, including the matters set forth under the heading “Risk Factors,” any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information on current business plans. Forward-looking statements specifically include statements about leronlimab, its ability to have positive health outcomes, the possible results of clinical trials, studies or other programs or ability to continue those programs, the ability to obtain regulatory approval for commercial sales, the market for actual commercial sales, and the impact of health epidemics, including the ongoing COVID-19 pandemic, on our business and operations. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: (i) the sufficiency of the Company’s cash position, (ii) the Company’s ability to raise additional capital to fund its operations, (iii) the Company’s ability to meet its debt obligations, if any, (iv) the Company’s ability to enter into partnership or licensing arrangements with third-parties, (v) the Company’s ability to identify patients to enroll in its clinical trials in a timely fashion, (vi) the Company’s ability to achieve approval of a marketable product, (vii) the design, implementation and conduct of the Company’s clinical trials, (viii) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results, (ix) the market for, and marketability of, any product that is approved, (x) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products, (xi) regulatory initiatives, compliance with governmental regulations and the regulatory approval process, (xii) litigation affecting the Company or its products; (xiii) general economic and business conditions, (ix) changes in foreign, political, and social conditions, and (xv) various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements.

We intend that all forward-looking statements made in this annual report on Form 10-K will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

PART I

Item 1.	Business.

Corporate History/Business Overview

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

We are a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (PRO 140), a CCR5 antagonist to treat HIV infection, with the potential for multiple therapeutic indications. In November 2018, the United States Adopted Names Council adopted “leronlimab” as the official nonproprietary name for PRO 140. The names leronlimab and PRO 140 will be used interchangeably throughout this annual report. The Company has also received conditional acceptance by the U.S. Food and Drug Administration (the “FDA”) of the proprietary name Vyrologix (pronounced—vie-ro-loj-iks) for leronlimab as a combination therapy for highly treatment experienced HIV patients in the United States. In addition, the Company has also received a notice of allowance from the U.S. Trademark Office for the trademark “Vyrologix”.

The preclinical and clinical development of PRO 140 was led by Progenics Pharmaceuticals, Inc. (“Progenics”) through 2011. The Company acquired the asset from Progenics in October 2012, as described in “PRO 140 Acquisition and Licensing Arrangements” below. In February 2018, we announced we had met the primary endpoint in its Phase 3 trial for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients, and filed the non-clinical portion of our Biologics License Application (“BLA) on March 18, 2019. We filed with the FDA the clinical, along with the Chemistry, Manufacturing, and Controls (“CMC”) portions of the BLA April and May of 2020. In July 2020, we received a Refusal to File letter from the FDA regarding the BLA filing, and requested a Type A meeting to discuss the FDA’s request for additional information.

Our current business strategy is to resubmit our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients as soon as possible, to seek approval for leronlimab as a potential therapeutic benefit for COVID-19 patients with mild-to-moderate, as well as, severe to critical indications, to advance our clinical trials with leronlimab for various forms of cancer, including, among others, our Phase 1b/2 clinical trial for metastatic triple-negative breast cancer and Phase 2 trial for 22 solid tumor cancers, to continue our Phase 2 trial for graft-versus-host disease (“GvHD”), to finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and to concurrently explore other cancer and immunologic indications for leronlimab.

Overview

Leronlimab as a CCR5 Antagonist

We are focused on developing leronlimab, a monoclonal antibody C—C chemokine receptor type 5 (“CCR5”) receptor antagonist, to be used as a platform drug for a variety of indications. The target of leronlimab is the immunologic receptor CCR5. The CCR5 receptor is a protein located on the surface of a variety of cells including white blood cells and cancer cells. On white blood cells, it serves as a receptor for chemical attractants called chemokines. The CCR5 receptor is also the co-receptor needed for certain strains of HIV to infect healthy T-cells. Recent research has identified the CCR5 receptor as an important target for many disease processes including cancer metastasis and certain immunological conditions. Leronlimab is a unique humanized monoclonal antibody. Leronlimab prevents certain strains of HIV from using the CCR5 receptor as an entry gateway for healthy cells. Pre-clinical research has also shown that leronlimab blocks calcium channel signaling of the CCR5 receptor when present on the cancer cell surface. Calcium channel signaling of the CCR5 receptor is a crucial component to the spread of metastatic cancer.

Leronlimab binds to the second extracellular loop and N-terminus of the CCR5 receptor, and due to its selectivity and target-specific mechanism of action, leronlimab does not appear to activate the immune function of the CCR5 receptor through agonist activity. This apparent target specificity differentiates leronlimab from other CCR5 antagonists. Leronlimab is a competitive rather than allosteric inhibitor of the CCR5 receptor. Other potential advantages of leronlimab include longer half-life and less frequent dosing requirements.

The CCR5 receptor has been identified as a target in HIV, GvHD, NASH, cancer metastasis, transplantation medicine, multiple sclerosis, traumatic brain injury, stroke recovery, and a variety of inflammatory conditions, including potentially COVID-19. As we progress in evaluating leronlimab via a multi-pathways approach, we see an opportunity to build a broad pipeline of indications through label expansion following initial approval for multi-drug resistant HIV.

Leronlimab and Human Immunodeficiency Virus (“HIV”)

We believe the leronlimab antibody shows promise as a powerful antiviral agent with the advantage of fewer side effects, lower toxicity and less frequent dosing requirements, as compared to daily drug therapies currently in use for the treatment of HIV. The leronlimab antibody belongs to a class of HIV therapies known as entry inhibitors that block HIV from entering into and infecting certain cells. Leronlimab blocks HIV from entering a cell by binding to a molecule called CCR5, a normal cell surface receptor protein to which certain strains of HIV, referred to as “R5” strains, attach as part of HIV’s entry into a cell.

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

We believe leronlimab is uniquely positioned to address a growing HIV market, as an alternative, or in addition to current therapies, which are failing primarily due to patient non-compliance, which causes drug resistance. Several factors give rise to patient non-compliance issues, such as toxicity and side effects, coupled with the need for a strict regimen of daily dosing. In eight clinical trials previously conducted, leronlimab was generally well tolerated, and limited drug-related serious adverse events (“SAEs”), or dose-proportional adverse events (“AEs”), were reported. In addition, there were no dose-limiting toxicities or patterns of drug-related toxicities observed during these trials. The results of these studies established that leronlimab’s antiviral activity was potent, rapid, prolonged, dose-dependent, and statistically significant following a single dose. Because leronlimab’s mechanism of action (for a monoclonal antibody use in HIV) is a relatively new therapeutic approach, it provides a very useful method of suppressing the virus in treatment-experienced patients who have failed a prior HIV regimen and need new treatment options. Leronlimab, as a single agent therapy, has also demonstrated that it could potentially replace highly active antiretroviral therapy (“HAART”) altogether for a subpopulation of R5 patients who have suppressed viral load with HAART, but who are seeking an alternative treatment that affords the patient an improved quality of life, with the advantages of fewer side effects, lower toxicity and less frequent dosing requirements.

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

Our ongoing HIV-related clinical trials, as summarized below, have been designed to demonstrate the proof of concept that leronlimab monotherapy can continue to suppress the viral load in certain HIV-infected, treatment-experienced patients who had suppressed viral load on HAART, but would like an alternative treatment that provides a higher quality of life with one dose a week through a self-injection. Once the viral load is undetectable, weekly administration of leronlimab can help maintain the suppressed viral load in a subpopulation of R5 patients over an extended period of time (currently shown to be in excess of six years). Based on the preliminary results of such studies, we believe that a leronlimab treatment option could also address the unmet medical need for therapy options for certain HIV-infected patients with uncontrolled viral load, despite conventional HAART treatments. Accordingly, we recently submitted to the FDA a pivotal Phase 3 trial protocol for leronlimab as monotherapy.

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

Leronlimab and Coronavirus Disease 2019

SARS-CoV-2 was identified as the cause of an outbreak of respiratory illness first detected in Wuhan, China. The origin of SARS-CoV-2 causing the COVID-19 disease is uncertain, and the virus is highly contagious. COVID-19 typically transmits person to person through respiratory droplets, commonly resulting from close personal contact. Coronaviruses are a large family of viruses, some causing illness in people and others that circulate among animals. For confirmed COVID-19 infections, symptoms have included fever, cough, and shortness of breath. The symptoms of COVID-19 may appear in as few as two days or as long as 14 days after exposure. Clinical manifestations in patients have ranged from non-existent to severe and fatal. At this time, there are minimal treatment options for COVID-19.

Based upon analyses of leronlimab’s potential effect on the immune system and the results from over 60 Emergency Investigation New Drug (EIND) authorizations provided by the FDA, the Company initiated two clinical trials for COVID-19, a Phase 2 randomized clinical trial for mild-to-moderate COVID-19 population in the U.S. and a Phase 3 randomized clinical trial for severe to critically ill COVID-19 population in several hospitals throughout the country. Following the completion of the Phase 2 trial, the Company reported positive results for safety in July 2020. The Top-line Report from the trial, including efficacy and safety data, is expected to be submitted to the FDA in August 2020. Recently, the Data Safety Monitoring Committee for the ongoing Phase 3 trial completed its first safety review of patients with severe to critical COVID-19 and reported it saw no cause to modify the study. The DSMC reviewed compiled safety data from 149 of the 169 patients enrolled in the Phase 3 trial. The DSMC did not raise any concerns regarding safety and recommended that the trial continue. As such, the Company will conduct a full interim analysis once 195 patients are enrolled, as provided in the trial’s protocol.

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

In late November 2018, we received FDA approval of our Investigational New Drug application (“IND”) submission and subsequently initiated a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer (“mTNBC”) patients. We have reported that our pre-clinical research with leronlimab was able to reduce by more than 98% the incidence of human breast cancer metastasis in a mouse xenograft model for cancer through six weeks with leronlimab. The temporal equivalency of the murine 6 weeks study may be up to 6 years in humans. In May 2019, the FDA granted Fast Track Designation for leronlimab (PRO 140) for use in combination with carboplatin for the treatment of patients with CCR5-positive mTNBC. In addition, the Company has intiated a Phase 2 basket trial with leronlimab for the treatment of 22 solid tumor cancers.

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

Due to leronlimab’s MOA, we believe leronlimab may have significant advantages in terms of reduced side effects over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of T-cells. We have reported encouraging human safety data for our clinical trials with leronlimab in HIV-infected patients.

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

Prostate Diagnostic Test—PCa Test

An asset undergoing continued evaluation and development that we acquired from ProstaGene, LLC (“ProstaGene”) is the Prostate Diagnostic Test (the “PCa Test”). This test, developed by a leading oncologist, is intended to determine outcomes of patients diagnosed with prostate cancer compared to the Gleason score, the current standard test for prostate cancer diagnosis. It leverages technology using an artificial intelligence approach based on gene signatures. The PCa Test employs 16 gene biomarker signatures for prognostication and therapeutic substratification of prostate cancer using sophisticated proprietary artificial intelligence algorithms.

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

Current Clinical Trials

We will require a significant amount of additional capital to complete our clinical trial programs for leronlimab, which are designed to accelerate and maximize the leverage of our multi-pathway approach to identifying and evaluating multiple opportunities for clinical indications. See “Liquidity and Capital Resources” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

To facilitate our clinical research plans and trials, we have previously engaged Amarex Clinical Research, LLC (“Amarex”), as our principal contract research organization (“CRO”), to provide comprehensive regulatory and clinical trial management services.

Leronlimab is currently being studied in the following clinical trials:

Phase 2 Trial to Evaluate the Efficacy and Safety of Leronlimab for Mild-to-Moderate Coronavirus Disease 2019 (COVID-19). This is a two-arm, randomized, double blind, placebo controlled multicenter study to evaluate the safety and efficacy of leronlimab in patients with mild-to-moderate symptoms of respiratory illness caused by the coronavirus 2019 infection completed in July 2020. Patients were randomized to receive weekly doses of 700 mg leronlimab, or placebo. Leronlimab and placebo were administered via subcutaneous injection. The study has three phases: Screening Period, Treatment Period and Follow-Up Period. A total of 84 subjects were randomized 2:1 (active drug to placebo) in this study. The primary outcome measures are clinical improvement as assessed by change in total symptom score (for fever, myalgia, dyspnea and cough). Secondary outcome measures include: (1) time to clinical resolution, (2) change from baseline in National Early Warning Score 2 (NEWS2), (3) change from baseline in pulse oxygen saturation, (4) change from baseline in the patient’s health status on a 7-category ordinal scale, (5) incidence of hospitalization, (6) duration (days) of hospitalization, (7) incidence of mechanical ventilation supply, (8) duration (days) of mechanical ventilation supply, (9) incidence of oxygen use, (10) duration (days) of oxygen use, (11) mortality rate, (12) time to return to normal activity. Enrollment was completed in July 2020 and the Company has recently reported positive safety results. The Top-line Report from the trial, including efficacy and safety data, is expected to be submitted to the FDA in August 2020.

Phase 3 Trial to Evaluate the Efficacy and Safety of Leronlimab for Patients With Severe or Critical Coronavirus Disease 2019 (COVID-19). This is a two-arm, randomized, double blind, placebo controlled, adaptive design multicenter study to evaluate the safety and efficacy of leronlimab in patients with severe or critical symptoms of respiratory illness caused by coronavirus 2019 infection. Patients will be randomized to receive weekly doses of 700 mg leronlimab, or placebo. Leronlimab and placebo will be administered via subcutaneous injection. The study will have three phases: Screening Period, Treatment Period, and Follow-Up Period. The primary outcome measured in this study is: all-cause mortality at Day 28. Secondary outcomes measured are: (1) all-cause mortality at Day 14, (2) change in clinical status of subject at Day 14, (3) change in clinical status of subject at Day 28, and (4) change from baseline in Sequential Organ Failure Assessment (SOFA) score at Day 14. Recently, the Data Safety Monitoring Committee for the ongoing Phase 3 trial completed its first safety review of patients with severe and critical COVID-19 and reported it saw no cause to modify the study. The DSMC reviewed compiled safety data from 149 of the 169 patients enrolled in the Phase 3 trial. The DSMC did not raise any concerns regarding safety and recommended that the trial continue. As such, the Company will conduct a full interim analysis once 195 patients are enrolled, as provided in the trial’s protocol.

Phase 2b Extension Study for HIV, as Monotherapy. Currently, there are four patients in this ongoing extension study and each has surpassed six years of suppressed viral load with PRO 140 as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.

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

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy. Enrollment for this trial is now closed after reaching 500 patients. This trial assesses using leronlimab subcutaneously as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. We completed the evaluation two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial has also been used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, this Phase2b/3 investigative trial will likely be discontinued. In the interim, several patients are continuing in an extension study who have requested continued access to leronlimab.

Phase 1b/2 Trial for Triple-Negative Breast Cancer. This trial is to evaluate the feasibility of leronlimab combined with carboplatin in patients with CCR5+ metastatic triple negative breast cancer. The Phase 1b portion is a dose escalation phase with three dose levels (cohorts) of leronlimab in combination with a fixed dose of carboplatin. The Phase 2 portion is a single arm study with 30 patients to test the hypothesis that the combination of carboplatin intravenously and maximum tolerated dose of leronlimab subcutaneously will increase progression free survival. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. The first patient was treated in September 2019.

Compassionate Use Study of Leronlimab in Breast Cancer. This is a single arm, compassionate use study with 30 patients for leronlimab (PRO 140) combined with a treatment of physician’s choice (TPC) in patients with CCR5+ mTNBC. Leronlimab (PRO 140) will be administered subcutaneously as weekly dose of 350 mg until disease progression or intolerable toxicity. Treatment of Physician’s Choice (TPC) is defined as one of the following single-agent chemotherapy drugs administrated according to local practice: eribulin, gemcitabine, capecitabine, paclitaxel, nab-paclitaxel, vinorelbine, ixabepilone, or carboplatin. In this study, patients will be evaluated for tumor response approximately every 3 months or according to institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

Basket Trial for 22 Solid Tumor Cancers. This is a Phase 2 study to test the safety and efficacy of leronlimab on 22 different solid tumor cancers, including brain-glioblastoma, melanoma, lung, breast, ovarian, pancreas, bladder, throat, stomach, colon, testicular, uterine, among other indications. The first patient was treated in April 2020.

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

Effective July 29, 2015, we entered into a License Agreement (the “Lonza Agreement”) with Lonza Sales AG (“Lonza”) covering Lonza’s “system know-how” technology with respect to our use of proprietary cell lines to manufacture new PRO 140 material. The Lonza Agreement provides for an annual license fee and future royalty payments, both of which varies based on whether Lonza, or we or our strategic partner manufactures PRO 140. We currently use two independent parties as contract manufacturers for PRO 140. Therefore, if this arrangement continues, an annual license fee of £600,000 (approximately USD785,000 given current exchange rate) would continue to apply, as well as a royalty, up to 2% of the net selling price upon commercialization of leronlimab (PRO 140), excluding value added taxes and similar amounts.

Patents, Proprietary Technology and Data Exclusivity

Protection of the Company’s intellectual property rights is important to our business. We may file patent applications in the U.S., Canada, China, and Japan, European countries that are party to the European Patent Convention and other countries on a selective basis in order to protect inventions we consider to be important to the development of our business.

Generally, patents issued in the U.S. are effective for either (i) 20 years from the earliest asserted filing date, if the application was filed on or after June 8, 1995, or (ii) the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date, if the application was filed prior to that date. A U.S. patent, to be selected by us upon receipt of FDA regulatory approval, may be subject to up to a five-year patent term extension in certain instances. While the duration of foreign patents varies in accordance with the provisions of applicable local law, most countries provide for a patent term of 20 years measured from the application filing date and some may also allow for patent term extension to compensate for regulatory approval delay. We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. We currently anticipate, absent patent term extension, patent protection relating to the leronlimab (PRO 140) antibody itself will start to expire in 2023, certain methods of using leronlimab (PRO 140) for treatment of HIV-1 will start to expire in 2026, certain formulations comprising leronlimab (PRO 140) will start to expire in 2031, and certain methods of using small-molecule CCR5 antagonists for treatment of cancer metastasis will start to expire in 2032.

Patents do not enable us to preclude competitors from commercializing drugs in direct competition with our products that are not covered by granted and enforceable patent claims. Consequently, patents may not provide us with any meaningful competitive advantage. See related risk factors under the heading “Risk Factors” below. We may also rely on data exclusivity, trade secrets and proprietary know-how to develop and attempt to achieve a competitive position with our product candidates. We require our employees, consultants and partners who have access to our proprietary information to sign confidentiality agreements in an effort to protect our intellectual property.

Separate from and in addition to the patent rights noted above, we expect that leronlimab (PRO 140) will be subject to at least a 12-year data exclusivity period measured from the first date of FDA licensure, during which period no other applications referencing leronlimab (PRO 140) will be approved by FDA. Further, no other applications referencing leronlimab (PRO 140) will be accepted by FDA for a 4-year period measured from the first date of FDA licensure. Accordingly, this period of data exclusivity is expected to provide at least a 12-year term of protection against competing products shown to be biosimilar or interchangeable with leronlimab (PRO 140). Similar data exclusivity or data protection periods of up to about five years or more are provided in at least Australia, Canada, Europe, Japan, and New Zealand.

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

Information with respect to our current patent portfolio as of June 30, 2020, is set forth below.

	Number of Patents			Number of Patent Applications
	U.S.	International	Expiration Dates(1)	U.S.	International
Leronlimab (PRO 140) product candidate(2)	10	37	2018-2032	20	27
Methods involving treatment of cancer metastasis and anti-CCR5 agents	1	11	2032-2033	3	9
Mouse model				1	1

(1)	Patent term extensions and pending patent applications may extend periods of patent protection.
(2)	Leronlimab (PRO 140) patents and applications relate to the antibody, formulations, and HIV-1, COVID-19, Cancer, immunomodulation and GvHD treatments.

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

Pharmaceutical products such as leronlimab may not be commercially marketed without prior approval from the FDA and comparable agencies in foreign countries. In the United States, the process for obtaining FDA approval for products like leronlimab typically includes pre-clinical studies, the filing of an IND, human clinical trials and filing and approval of either a New Drug Application (“NDA”), for chemical pharmaceutical products, or a BLA for biological pharmaceutical products, such as leronlimab. The results of pre-clinical testing, which include laboratory evaluation of product chemistry and formulation, animal studies to assess the potential safety and efficacy of the product and its formulations, details concerning the drug manufacturing process and its controls, and a proposed clinical trial protocol and other information must be submitted to the FDA as part of an IND that must be reviewed and become effective before clinical testing can begin. The study protocol and informed consent information for patients in clinical trials must also be submitted to an independent institutional review board (“IRB”), for approval. Once a sponsor submits an IND, the sponsor must wait 30 calendar days before initiating any clinical trials, during which time the FDA has an opportunity to review the IND and raise concerns or questions relating to the proposed clinical trials outlined in the IND. If the FDA has comments or questions, they must be resolved to the satisfaction of the FDA before clinical trials can begin. In addition, the

FDA, an IRB or we may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. Our non-clinical and clinical studies must conform to the FDA’s Good Laboratory Practice (“GLP”), and Good Clinical Practice (“GCP”), requirements, which are designed to ensure the quality and integrity of submitted data and protect the rights and well-being of study patients. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the National Institutes of Health (“NIH”).

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

Registrational Clinical Trials Process

Described below is the traditional registrational drug development track. Our current business strategy is to focus on completing our BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients, advance the regulatory process of the clinical outcomes from our two COVID-19 clinical trials, advance our Phase 1b/2 clinical trial metastatic triple-negative breast cancer, continue our Phase 2 basket trial for 22 solid tumor cancers and Phase 2 trial for GvHD, finalize with the FDA our submitted protocol for a pivotal Phase 3 clinical trial with leronlimab as a monotherapy for HIV patients and to concurrently explore other cancer and immunologic indications for leronlimab.

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

While we are encouraged from the clinical outcomes from over 60 Emergency Investigation New Drug (EIND) authorizations granted by the FDA and the preliminary results from our two COVID-19 trials, there are hundreds of companies concurrently exploring therapies for COVID-19, including clinical trials. Many of these potential competitors have substantially greater capital resources, management expertise, research and development capabilities, manufacturing and marketing resources and experience than we do.

As we evaluate leronlimab for potential indications in cancer and immunology, we will face competition from formidable global research-based pharmaceutical companies. Potential competitors such as Roche, Celgene, Bristol-Myers Squibb, Merck, AbbVie and many others have vast financial, managerial, technical, commercialization and marketing resources than we do than we do.

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

We have engaged Samsung Biologics and AEC Biologics, two global contract manufacturing organizations (“CMOs”), to initiate the scale-up to commercial batch quantities of product, and develop the necessary controls and specifications to manufacture product on a consistent and reproducible manner. We have also contracted with suitable CMOs to fill, label, and package product into the final commercial package for commercial use. In order to commercialize product, this scaled-up material will need to be validated under best practices, and demonstrated to meet approved specifications on an ongoing basis. GMP material will be produced as needed to support clinical trials for all therapeutic indications and until commercial product is approved by the FDA. We will rely on CMO’s for all of our developmental and commercial needs.

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

Our plan for the PCa Test is to successfully advance its development to obtain a Section 510(k) clearance from the FDA for commercial use or to out-license the proprietary technology to a third-party. However, we have not submitted either a 510(k) application or a PMA, or commenced clinical trials. Even if we conduct successful preclinical and clinical studies and submit a 510(k) application or PMA, the FDA may not permit commercialization of the PCa Test for the desired indications, on a timely basis, or at all. Our inability to achieve regulatory approval for the PCa Test in the U.S. for the desired indication could materially adversely affect our ability to grow this aspect of our business.

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

Research and Development Costs

The Company’s research and development expenses totaled approximately $52.6 million, $42.5 million and $38.2 million for the fiscal years ended May 31, 2020, May 31, 2019 and May 31, 2018, respectively. We expect our research and development expenses to continue to increase in future periods as the activity within the Company’s clinical trials expands and the Company’s biologics manufacturing processes and related regulatory compliance activities increase.

Employees and Consultants

We currently have 19 full-time employees, as well as several independent consultants assisting us with the Company’s BLA preparation, manufacturing activities, regulatory matters and management of our clinical trials. There can be no assurances, however, that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

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

Risks Related to Our Business

We are a clinical stage biotechnology company and have a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve or maintain profitability.

We have not generated any revenue from product sales, licensing, or other potential sales to date. Since our inception, we have incurred operating losses in each year due to costs incurred in connection with research and development activities and general and administrative expenses associated with our operations. Our current drug candidate, leronlimab, is in the later stages of clinical trials for multiple indications. The Company submitted a BLA for leronlimab as a combination therapy with highly active antiretroviral therapy (HAART) for HIV patients to the FDA for review in April 2020 and completed our submission on May 11, 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding the BLA filing, and we have requested a Type A meeting to discuss the FDA’s request for additional information. During the fiscal years ended May 31, 2020 and 2019, we incurred net losses of approximately $124.4 million and $56.2 million, respectively, and at May 31, 2020, we had an accumulated deficit of approximately $354.7 million and a stockholders’ deficit of $2.5 million. We expect to incur losses for the foreseeable future without any meaningful corresponding revenues as we continue development of, and seek regulatory approvals for, leronlimab. If leronlimab fails to gain regulatory approval, or if it or other candidates we acquire or license in the future do not achieve approval and market acceptance, we will not be able to generate any revenue, or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate revenue and eventually become and remain profitable, or if we are unable to fund our continuing losses, our shareholders could lose all or part of their investments.

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our auditors issued an opinion, which includes a going concern exception, in connection with the audit of our annual financial statements for the fiscal year ended May 31, 2020. A going concern exception to an audit opinion means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third-parties. There is no assurance that we will be able to adequately fund our operations in the future.

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

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

Our operational and financial performance has already been affected by the impact of the COVID-19 pandemic. Our clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in our clinical programs and timelines. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of a rising surge in COVID-19 cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern.

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, our clinical trials, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

The ongoing COVID-19 pandemic is introducing additional risk to our information technology systems as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees, utilizing interest in pandemic-related information to increase business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems. If one of our employees falls victim to these attacks, or our information technology systems or those of our partners are compromised, our operations could be disrupted, or we may suffer financial loss, loss or misappropriation of intellectual property or other critical assets, reputational loss or regulatory fines and intervention.

We may be at increased risk of becoming the target of cyber-attacks because of our research involving leronlimab for treatment of COVID-19.

Cybersecurity authorities in the United States are currently investigating a number of incidents in which hackers are targeting pharmaceutical companies, medical research organizations, and universities in order to steal sensitive research data and intellectual property related to efforts to contain and treat coronavirus. In July, the US Justice Department accused several different groups of hackers of targeting companies conducting COVID-19 vaccine development research on behalf of a foreign intelligence services. Because of leronlimab’s potential effect on the immune system, it has been administered to COVID patients under single patient Emergency Investigation New Drug (EIND) authorizations, and the Company has initiated two clinical trials for COVID-19, a Phase 2 randomized clinical trial for mild-to-moderate COVID-19 population in the U.S. and a Phase 2b/3 randomized clinical trial for severe and critically ill COVID-19 population in several hospitals throughout the country. As a result of our ongoing clinical trials for leronlimab to treat COVID-19, our information technology systems, employees, contractors and corporate partners may be at greater risk for cyber-based attacks.

Since our inception, we have been insolvent and have required debt and equity financing to maintain operations.

Since our inception, we have not achieved cash flows from revenues sufficient to cover basic operating costs. As a result, we have relied heavily on debt and equity financing. Equity financing, in particular, has created a dilutive effect on our common stock, which has hampered our ability to attract reasonable financing terms. If we issue additional equity or convertible debt securities, we will continue to reduce the percentage ownership of our then-existing stockholders. We may also be required to grant the holders of new securities rights, preferences or privileges senior to those possessed by our then-existing stockholders in order to induce them to invest in our company. The issuance of these senior securities may adversely affect the holders of our common stock by restricting dividends on the common stock, diluting the voting power of the common stock or subordinating the liquidation rights of the common stock. As a result of these or other factors, the issuance of additional equity or convertible debt securities could have an adverse impact on the market price of our common stock. For the foreseeable future, we will continue to rely upon debt and equity financing to maintain our operations and those of our subsidiaries.

We will need substantial additional funding to resubmit our BLA filing for leronlimab as a combination therapy with highly active antiretroviral therapy (HAART) for HIV patients, and to complete our COVID-19 clinical trials and our Phase 1b/2 clinical trial for triple-negative breast cancer, to continue our Phase 2 clinical trial for GvHD, to fund development of leronlimab for other indications, such as cancer and immunologic indications, and to operate our business, and such funding may not be available or, if it is available, such financing is likely to substantially dilute our existing stockholders.

The discovery, development, and commercialization of new treatments, such as our leronlimab product candidate, entail significant costs. In addition, to the extent further development and clinical trials of leronlimab for other indications, such as COVID-19, cancer, and immunological disorders, continue to appear promising and we elect to fund its development and commercialization, we will need to raise substantial additional capital, or enter into strategic partnerships, to enable us to:

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through strategic alliances. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials, collaborative development programs or future commercialization initiatives. In addition, any additional funding that we do obtain will dilute the ownership held by our existing security holders. The amount of this dilution may be substantially increased if the trading price of our common stock is lower at the time of any financing, or if we issue new shares at a lower price per share than prior financings. For example, the terms of certain of our convertible notes provide for full-ratchet anti-dilution protection, pursuant to which the conversion price of the convertible note will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. Regardless, the economic dilution to stockholders will be significant if our stock price does not increase significantly, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified potential sources for the additional financing that we will require, and we do not have commitments from any third-parties to provide any future financing. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial condition and stock price would be adversely affected.

The amount of financing we require will depend on a number of factors, many of which are beyond our control. Our results of operations, financial condition and stock price are likely to be adversely affected if our funding requirements increase or are otherwise greater than we expect.

Our future funding requirements will depend on many factors, including, but not limited to:

•

the costs of our ongoing clinical trial programs and pre-clinical studies, including our Phase 2b/3 clinical trial for severe and critically ill COVID-19 patients, a Phase 2 randomized clinical trial in the mild-to-moderate COVID-19 population, a Phase 1b/2 clinical trial for triple-negative breast cancer, our Phase 2 clinical trial for GvHD, a potential pivotal Phase 3 monotherapy trial for HIV and other development activities conducted by us directly, and our ability to successfully conclude the studies and achieve favorable results;

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

Our future cash requirements may differ significantly from our current estimates.

Our cash requirements may differ significantly from our estimates from time to time, depending on a number of factors, including:

•	the time and costs involved in obtaining regulatory approvals;

•	the costs and results of our clinical trial programs and pre-clinical studies we are undertaking or may in the future pursue with leronlimab;

•	the time and costs involved in our CMC activities;

•	whether our outstanding convertible notes are converted into equity;

•	whether we receive additional cash upon the exercise of our outstanding warrants and options for common stock;

•	whether we are able to obtain funding under future licensing agreements, strategic partnerships, or other collaborative relationships, if any;

•	the costs of compliance with laws, regulations, or judicial decisions applicable to us; and

•	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

If we underestimate our cash requirements, we may need to raise additional funds, which funding may not be available on acceptable terms or at all. If we fail to raise additional funds on a timely basis we may need to scale back our business plans, which may require us to delay, reduce the scope of, or eliminate one or more of our clinical trials, collaborative development programs or future commercialization initiatives, which would adversely affect our business, financial condition, and stock price. If we deplete our cash reserves, we may even be forced to discontinue our operations and liquidate our assets.

We are currently focused on the development of a single product candidate.

Our product development efforts are currently focused on a single product, leronlimab, for which we are researching multiple indications. If leronlimab fails to achieve clinical endpoints or exhibits unanticipated toxicity or if a superior product is developed by a competitor, our prospects for obtaining regulatory approval and commercialization may be negatively impacted. In the long-term, we hope to establish a pipeline of product candidates, and we have identified additional product candidates that we may be able to acquire or license in the future. However, at this time, we do not have any formal agreements granting us any rights to such additional product candidates.

If we are not able to obtain any required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition and stock price.

Our clinical trials may be unsuccessful, which would materially harm our business. Even if our ongoing clinical trials are successful, we will be required to conduct additional clinical trials to establish the safety and efficacy of leronlimab, or any future drug candidates, before an NDA or BLA can be filed with the FDA for marketing approval.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize leronlimab, or any future drug candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market a drug candidate as prescription pharmaceutical products in the United States until we receive approval of an NDA or BLA from the FDA or in foreign markets until we receive the requisite approval from comparable regulatory authorities in such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA or BLA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA or BLA to the FDA and even fewer are eventually approved for commercialization. The Company filed a BLA for leronlimab as a combination therapy for highly treatment experienced HIV patients with the FDA on April 27, 2020, and submitted additional FDA requested clinical datasets on May 11, 2020. In July 2020, the FDA issued a Refusal to File the BLA stating that it needed additional information to complete its substantive review. The FDA’s request requires additional analysis of completed trials and does not require any additional clinical trials to be conducted, and the Company is working diligently to provide the information required by the FDA in order to resubmit its BLA for this combination therapy. However, even upon submission of the additional information to the FDA, there can be no assurance as to if or when the FDA will declare the filing complete.

Although the completion and resubmission of our BLA for leronlimab is in process, receipt of necessary regulatory approval is subject to a number of risks, including the following:

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

Failure to obtain regulatory approval for leronlimab for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired. We cannot guarantee regulators will agree with our assessment of the results of our clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidate. The FDA, EMA and other regulators have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional clinical trials, or pre-clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to continue to rely on consultants and third-party contract research organizations, or CROs, with expertise in this area to assist us in this process. Securing FDA approval requires the submission of pre-clinical, clinical and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our drug candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

Although leronlimab PRO 140 has been designated for fast track approval by the FDA, our ability to obtain accelerated approval may be lost.

The FDA designated PRO 140 for fast track consideration in 2006. The letter ascribing this designation stated that, if the clinical development program pursued for leronlimab PRO 140 did not continue to meet the criteria for fast track designation, the IND application would not be reviewed under the fast track program. There is no assurance that the FDA will ultimately consider leronlimab PRO 140 for approval on an accelerated basis. Failure to maintain eligibility for fast track review will likely result in requirements for longer or additional clinical trials and a slower approval process, resulting in additional costs and, therefore, additional capital, which will likely result in further delay in the potential realization of revenues from commercialization of leronlimab PRO 140.

Although we have applied with the FDA for breakthrough therapy designation for leronlimab, for certain HIV-related treatments, such a designation may not lead to a faster development or regulatory review or approval process, and it may not increase the likelihood leronlimab will receive marketing approval in the United States.

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

The results of previous clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or non-U.S. regulatory authorities.

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

Undesirable side effects caused by leronlimab or even competing products in development that utilize a common mechanism of action could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and expose the company to potential product liability claims. While leronlimab has been generally well tolerated and no drug-related serious adverse events or dose-proportional adverse events were reported, our understanding of the relationship between adverse events reported in future clinical trials of other product candidates may change as we gather more information, and unexpected adverse events may be observed. Routine review and analysis of post-marketing safety surveillance and clinical trials will provide additional information, for example, potential evidence of rare, population-specific or long-term adverse reactions, and may adversely affect the commercialization of the product, and even lead to the suspension or withdrawal of product marketing authorization.

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

Any of these events could prevent us from achieving or maintaining marketing approvals for and market acceptance of leronlimab and could have a material adverse effect on our business and financial results.

Clinical trials may fail to demonstrate the desired safety and efficacy of our product candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize leronlimab or any other product candidates, we must adequately demonstrate to the FDA and any foreign regulatory authorities in jurisdictions in which we seek approval that leronlimab or any other product candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials, which we believe we have achieved in our Phase 3 combination therapy trial for leronlimab as a combination therapy for highly treatment experienced HIV patients.

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

Any product candidate, including leronlimab, is subject to the risks of failure inherent in drug-related product development. Preclinical studies may not yield results that adequately support our regulatory applications. Even if these applications are filed with respect to our product candidate, the results of preclinical studies do not necessarily predict the results of clinical trials. In addition, even if we believe the data collected from clinical trials of our product candidate are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. If regulatory authorities do not approve our product, or if we fail to maintain regulatory compliance, we would be unable to commercialize our product, and our business, results of operations and financial condition would be harmed.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidate.

Identifying and qualifying patients to participate in clinical trials of our product candidate is critical to our success. The timing of our clinical trials depends on the rate at which we can recruit patients to participate in testing our product candidate. If patients are unwilling to participate in our trials because of concerns about participating in clinical trials during the COVID-19 pandemic or other public health emergency, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

Clinical trials are subject to rigorous regulatory requirements and are expensive and time-consuming to design, implement and manage. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use and any safety concerns relating to a drug candidate. Clinical trials for other indications for leronlimab may take significantly longer to complete than leronlimab’s HIV trial program, and, in some instances, we may decide not to pursue clinical trials for other indications.

The commencement and completion of clinical trials could be delayed or prevented by many factors, including, but not limited to:

•	periodic amendments to clinical trial protocols to address certain variables which arise during the course of a trial must be negotiated with and approved by the FDA;

•

slower than expected rates of patient recruitment and enrollment which has occurred in connection with certain of our trials, including as a result of COVID-19 fears, quarantines or other stay-at-home orders from government authorities, competition with other clinical trials for patients, limited numbers of patients that meet the enrollment criteria, or the introduction of alternative therapies or drugs by others;

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

Under the terms of the Vyera License Agreement, Vyera will make payments to us of up to $87.0 million based upon the achievement of certain sales and regulatory milestones. In addition, Vyera will pay a royalty to us equal to fifty percent of Vyera’s gross profit margin from leronlimab sales (defined in the Vyera License Agreement as “Net Sales”) in the U.S. The right to potential future payments under the Vyera License Agreement represents a significant portion of the value of the Vyera License Agreement. We cannot be certain we will receive any future payments under the Vyera License Agreement, which would adversely affect the trading price of our common stock and have a material adverse effect on our business, financial condition and results of operations.

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

The commercial success of leronlimab for the treatment of HIV in humans in the U.S. will depend almost entirely on Vyera’s commercialization efforts. Pursuant to the Vyera License Agreement, Vyera is responsible for marketing, pricing, promoting, selling and distributing leronlimab for the treatment of HIV in humans in the U.S. If the Vyera License Agreement is terminated in accordance with its terms, including due to a party’s failure to perform its obligations or responsibilities under the Vyera License Agreement, we would need to commercialize leronlimab ourselves, for which we currently have no infrastructure, or alternatively enter into a new agreement with another commercialization partner, of which no assurance can be given. If we are unable to build the necessary infrastructure to commercialize leronlimab ourselves, which would substantially increase our expenses and capital requirements, which we are currently unable to fund, or are unable to find a suitable replacement commercialization partner, we would be unable to generate any revenue from leronlimab. Even if we are successful at replacing the commercialization capabilities of Vyera, potential revenues and/or royalties from leronlimab could be adversely affected.

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

The commercialization of leronlimab is subject to several risks.

Regulatory approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.

If approved for marketing, the commercial success of leronlimab will depend upon its acceptance by customers and other stakeholders, including physicians, patients and health care payors. The degree of market acceptance of leronlimab will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse effects;

•	the willingness of physicians to prescribe leronlimab and of the target patient population to try new therapies;

•	safety, tolerability and efficacy of leronlimab compared to competing products;

•	the introduction of any new products that may in the future become available to treat indications for which leronlimab PRO 140 may be approved;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which our drug candidates may show utility;

•	pricing and cost-effectiveness;

•	the inclusion or omission of leronlimab in applicable treatment guidelines;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	limitations or warnings contained in FDA approved labeling;

•

our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement.

If leronlimab, or any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

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

Under the Progenics Purchase Agreement, the PDL License and the Lonza Agreement, we must pay to Progenics, AbbVie Inc. and Lonza significant milestone payments, license fees for “system know-how” technology, and royalties. In order to make the various milestone and license payments that are required, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of any future sales if we do receive regulatory approval and seek to commercialize leronlimab. To the extent that such milestone payments and royalties are not timely made, under each their respective agreements, Progenics has certain repurchase rights relating to the assets sold to us, and AbbVie Inc. has certain termination rights relating to our license of leronlimab under the PDL License. For more information, see “Business—PRO 140 Acquisition and Licenses,” as well as the Progenics Purchase Agreement, the PDL License and the Lonza Agreement, each of which are incorporated by reference, respectively, as Exhibits 2.1, 10.3 and 10.4 to this Form 10-K.

Any failure to attract and retain skilled directors, executives, employees and consultants could impair our drug development and commercialization activities.

Our business depends on the skills, performance, and dedication of our directors, executive officers and key scientific and technical advisors. All of our current scientific advisors are independent contractors and are either self-employed or employed by other organizations. As a result, they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, which may affect their ability to provide services to us in a timely manner. We may need to recruit additional directors, executive management employees, and advisers, particularly scientific and technical personnel, which will require additional financial resources. In addition, there is currently intense competition for skilled directors, executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. We compete for these qualified personnel against companies with greater financial resources than ours. In order to successfully recruit qualified employees, we will likely need to offer a combination of base salary and equity compensation. These future issuances of our equity securities will dilute existing stockholders’ ownership interests. If we are unable to attract and retain persons with sufficient scientific, technical and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our operations and financial condition.

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

We have experienced significant turnover among our senior executives over the past two years. Our Chief Medical Officer was terminated in July 2019, after joining the company in November 2018, and our Chief Financial Officer left the Company in April 2020, after being promoted to this role in November 2019. The complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover of other key officers and employees. Specifically, a leadership transition in the commercial team may cause uncertainty about or a disruption to our commercial organization, which may impact our ability to achieve sales and revenue targets. Further, we may incur significant expenses related to any executive transition costs that may impact our operating results. Finding suitable replacements for senior management and other key employees can be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future.

We have a very limited number of internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.

We currently have five employees dedicated to Chemistry, Manufacturing, and Controls, or CMC activities and quality control. We rely and intend to continue to rely on third-parties to supplement many of these functions. We contract with Amarex, a full service contract research organization, to manage our clinical trials. As a result, we are dependent on consultants and strategic partners in our development and commercialization activities, and it may be administratively challenging to monitor and coordinate these relationships. If we do not appropriately manage our relationships with third-parties, we may not be able to successfully manage development, testing, and preparation of our BLA filings for our product or commercialize any product approved, which would have a material and adverse effect on our business, financial condition and stock price.

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

Our competitors may:

•	develop drug candidates and market drugs that increase the levels of safety or efficacy that our product candidate will need to show in order to obtain regulatory approval;

•	develop drug candidates and market drugs that are less expensive or more effective than ours;

•	commercialize competing drugs before we or our partners can launch any products we are working to develop;

•	hold or obtain proprietary rights that could prevent us from commercializing our products; and/or

•	introduce therapies or market drugs that render our product candidate obsolete.

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

We will need to outsource and rely on third-parties for the clinical development and manufacture, sales and marketing of product candidate, and our future success will be dependent on the timeliness and effectiveness of the efforts of these third-parties.

We are dependent on third-parties for important aspects of our product development strategy. We do not have the required financial and human resources to carry out independently the pre-clinical and clinical development for our product candidate, and do not have the capability or resources to manufacture, market or sell our current product candidate. As a result, we contract with and rely on third-parties for important functions, including testing, storing, and manufacturing our products and managing and conducting clinical trials from which we may obtain a benefit. We have recently entered into several agreements with third-parties for such services. If problems develop in our relationships with third-parties, or if such parties fail to perform as expected, it could lead to delays or lack of progress, significant cost increases, changes in our strategies, and even failure of our product initiatives.

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

We expect to rely on third-party manufacturers and will be dependent on their quality and effectiveness.

Our primary product candidate leronlimab and potential drug candidates require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control unexpected events or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract manufacturers of biopharmaceutical drugs can encounter difficulties involving manufacturing processes, facilities, operations, production yields, quality control, compliance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good-manufacturing-practices (cGMP) regulations and similar foreign laws and standards. If our contract manufacturers fail to maintain ongoing compliance at any time, we may be unable to obtain regulatory approval for our products. In addition, the production of our product candidate could be interrupted, resulting in delays or discontinuance of our clinical trials, disruption in our release of commercial supplies, or other factors that could cause increases in costs and loss of potential revenues.

If for any reason, these third-parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them, nor can we be certain that any such third-parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our active pharmaceutical ingredient, or API, or our finished products, or should these manufacturers cease doing business with us, we could experience significant interruptions in the supply of our drug candidates or may not be able to create a supply of our drug candidates at all. Were we to encounter manufacturing issues, our ability to produce a sufficient supply of our drug candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply our drug candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of our drug candidates if we decided to transfer the manufacture of our drug candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

We cannot guarantee our manufacturing and supply partners will be able to manufacture our drug candidates at commercial scale on a cost-effective basis. If the commercial-scale manufacturing costs of our drug candidates are higher than expected, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We may not be able to identify, negotiate and maintain the strategic alliances necessary to develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.

We may seek to enter into a strategic alliance with a pharmaceutical company for the further development and approval of one or more of our product candidates. Strategic alliances potentially provide us with additional funds, expertise, access, and other resources in exchange for exclusive or non-exclusive licenses or other rights to the technologies and products that we are currently developing or may explore in the future. We cannot give any assurance we will be able to enter into strategic relationships with a pharmaceutical company or others in the near future or at all, or maintain our current relationships. In addition, we cannot assure you any agreements we do reach will achieve our goals or be on terms that prove to be economically beneficial to us. When we do enter into strategic or contractual relationships, we become dependent on the successful performance of our partners or counterparties. If they fail to perform as expected, such failure could adversely affect our financial condition, lead to increases in our capital needs, or hinder or delay our development efforts.

We currently have no sales and marketing organization. If we are unable to secure a sales and marketing partner or establish satisfactory sales and marketing capabilities, we may not successfully commercialize leronlimab.

Approval of leronlimab is no guarantee of commercial success. The sale and marketing of drug products is a complicated and multifaceted process, and many approved drugs are not commercially successful.

At present, we have no sales or marketing personnel. In order to commercialize products that are approved for commercial sales, we must either collaborate with third-parties that have such commercial infrastructure or develop our own sales and marketing infrastructure. If we are not successful in entering into appropriate collaboration arrangements, or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing leronlimab, which would adversely affect our business, operating results and financial condition.

We may have limited or no control over the sales, marketing and distribution activities of third-parties in connection with current and future collaboration agreements. Our future revenues may depend heavily on the success of the efforts of these third- parties. If we elect to establish a sales and marketing infrastructure we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our drug candidates without strategic partners or licensees include:

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

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, or if we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	issuance of warning letters or untitled letters;

•	injunctions or the imposition of civil or criminal penalties or monetary fines;

•	suspension of any ongoing clinical trials;

•	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	suspension of, or imposition of restrictions on, operations, including costly new manufacturing requirements; and/or

•	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Our future growth depends, in part, on our ability to enter into and succeed in markets outside of the United States, where we may choose to rely on third-party collaborations and will be subject to additional regulatory and commercial burdens, risks and other uncertainties.

Our future profitability will depend, in part, on our ability to gain approval of and commercialize our drug candidates in non-U.S. markets. In some or all of these non-U.S. markets, we intend to enter into licensing and contractual collaborations with third-parties to handle some or all of the tasks and responsibilities necessary to succeed. Our activities in non-U.S. markets are subject to additional risks and uncertainties, including:

•	our ability to enter into favorable licensing and contractual arrangements with our partners;

•	our ability to select partners who are capable of achieving success at the tasks they agree to perform;

•	obtaining timely and sufficient favorable approval terms for our drug candidates;

•	obtaining favorable pricing and reimbursement;

•	our inability to directly control commercial activities because we are relying on third-parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

The development and sale of medical products exposes us to the risk of significant damages from product liability and other claims, and the use of our product candidate in clinical trials may result in adverse effects. We cannot predict all the possible harms or adverse effects that may result. We maintain a modest amount of product liability insurance to provide some protections from claims. Nonetheless, we may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim, even if it is partially covered by insurance. In addition to the possibility of direct claims, we may be required to indemnify third-parties against damages and other liabilities arising out of our development, commercialization and other business activities, which would increase our liability exposure. If third-parties that have agreed to indemnify us fail to do so, we may be held responsible for those damages and other liabilities as well.

If we market our drug candidates in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

The FDA enforces laws and regulations which require that the promotion of pharmaceutical products be consistent with the approved prescribing information. While physicians may prescribe an approved product for a so-called “off label” use, it is unlawful for a pharmaceutical company to promote its products in a manner that is inconsistent with its approved label and any company which engages in such conduct may be subject to significant liability. Similarly, industry codes in the European Union and other foreign jurisdictions prohibit companies from engaging in off-label promotion and regulatory agencies in various countries enforce violations of the code with civil penalties. While we intend to ensure our promotional materials are consistent with our label, regulatory agencies may disagree with our assessment and may issue untitled letters, warning letters or may institute other civil or criminal enforcement proceedings. In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include the U.S. Anti-Kickback Statute, U.S. False Claims Act and similar state laws. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible some of our business activities could be subject to challenge under one or more of these laws.

The U.S. Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not, in all cases, meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the U.S. Anti-Kickback Statute and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the U.S. Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of May 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective. Prior to the fiscal year ended May 31, 2017, our disclosure controls and procedures and internal control over financial reporting were not effective, due to material weaknesses in our internal control over financial reporting related to inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Any failure to maintain our controls or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

We may not be able to attract or retain a majority of independent directors.

The Company’s Board of Directors (the “Board”) may not be comprised of a majority of independent directors in the future. Currently our Board consists of six members; four of whom are independent and two of whom are members of management. It is difficult to retain and recruit independent directors. If the Board is not made up of a majority of independent directors, there may be a lower level of oversight on executive management, and the Board may be influenced by the concerns, issues or objectives of management, including compensation and governance issues, to a greater extent than would occur with a majority of independent directors. As a result, the composition of the Board may afford less protection to our stockholders than if the Board were composed of a majority of independent directors.

A lack of independent directors may also make it difficult to create appropriately sized board committees meeting the requirements of the charters of the Board Committees and the listing standards of The Nasdaq Stock Market, pursuant to which we evaluate director independence. Historically, we have strived to have each of our

Board Committees comprised solely of independent directors. Currently, our Audit Committee has only two members, one of whom is an audit committee financial expert, and our Compensation and Nominating & Corporate Governance Committees also consist of two independent directors. Due to the fact that we currently only have four independent directors, it is difficult to establish appropriately sized and effective operating board committees comprised of independent members to oversee committee functions without overburdening our existing directors.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents.We have pending patents for certain indications for our core product candidate, and continue to seek patent coverage for various potential therapeutic applications for leronlimab. However, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competing products, or will afford us a commercial advantage over competitive products. If one or more products resulting from our product candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the United States without repeating the extensive testing required of us or our partners to obtain FDA approval.

Known third-party patent rights could delay or otherwise adversely affect our planned development and sale of leronlimab. We have identified but not exhaustively analyzed other patents that could relate to our proposed products.

We are aware of patent rights held by a third-party that may cover certain compositions within our leronlimab candidate. The patent holder has the right to prevent others from making, using, or selling a drug that incorporates the patented compositions, while the patent remains in force. While we believe that the third-party’s patent rights will not affect our planned development, regulatory clearance, and eventual marketing, commercial production, and sale of leronlimab, there can be no assurance that this will be the case. The relevant patent expires before we expect to commercially introduce leronlimab. In addition, the Hatch-Waxman exemption to U.S. patent law permits all uses of compounds in clinical trials and for other purposes reasonably related to obtaining FDA clearance of drugs that will be sold only after patent expiration, so our use of leronlimab in those FDA-related activities does not infringe the patent holder’s rights. However, were the patent holder to assert its rights against us before expiration of the patent for activities unrelated to FDA clearance, the development and ultimate sale of a leronlimab product could be significantly delayed, and we could incur the expense of defending a patent infringement suit and potential liability for damages for periods prior to the patent’s expiration.

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

Our ability to commercialize our product candidate depends on our ability to use, manufacture and sell that product without infringing the patents or other proprietary rights of third-parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third-parties exist in the monoclonal antibody therapeutic area in which we are developing our product candidate and seeking new potential product candidates. There may be existing patents, unknown to us, on which our activities with our product candidate could infringe.

If a third-party claims our actions or products or technologies infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:

•

infringement and other intellectual property claims that, even if meritless, can be costly and time-consuming, delay the regulatory approval process and divert management’s attention from our core business operations;

•	substantial damages for infringement, if a court determines that our products or technologies infringe a third-party’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our products or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	even if a license is available from a holder, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

If any of these events occur, it could significantly harm our operations and financial condition and negatively affect our stock price.

Although no third-party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidate from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidate or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market leronlimab or any other product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign leronlimab or any other product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing leronlimab or another product candidate, which could harm our business, financial condition and operating results.

We may undertake infringement or other legal proceedings against third-parties, causing us to spend substantial resources on litigation and exposing our own intellectual property portfolio to challenge.

We may come to believe that third-parties are infringing on our patents or other proprietary rights. To prevent infringement or unauthorized use, we may need to file infringement and/or misappropriation suits, which are very expensive and time-consuming and would distract management’s attention. Also, in an infringement or misappropriation proceeding a court may decide that one or more of our patents is invalid, unenforceable, or both, in which case third-parties may be able to use our technology without paying license fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents.

We may become involved in disputes with our present or future contract partners over intellectual property ownership or other matters, which would have a significant effect on our business.

Inventions discovered in the course of performance of contracts with third-parties may become jointly owned by our strategic partners and us, in some cases, and the exclusive property of one of us, in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. Other disputes may also arise relating to the performance or alleged breach of our agreements with third-parties. Any disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business.

We are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.

We are, or may become, involved in legal proceedings, government and agency investigations, and derivative litigation (see discussion of Legal Proceedings in Item 1 of this Report). We have faced and will continue to face allegations by securities litigation law firms claiming our disclosures are misleading, incomplete, or that we or our officers and directors have violated securities laws. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management’s attention and resources. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and financial condition.

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

Part of our business strategy is to develop and commercialize the PCa Test. We have not yet applied for clearance or approval from the FDA for the PCa Test, and would need to complete additional validations before we are ready to apply. We believe it would likely take two years or more to conduct the studies and trials necessary to obtain approval from the FDA to commercially launch the PCa Test. Once we do apply, we may not receive FDA clearance or approval for the commercial use of our test on a timely basis, or at all. We believe the long-term success of our business partially depends on our ability to fully validate, develop and commercialize the PCa Test. Research, development and commercialization of diagnostic tests is time-consuming, uncertain and complex.

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

Pathologists and oncologists may not order our diagnostic test unless third-party payors, such as insurance companies, managed care organizations and government payors, such as Medicare and Medicaid, pay a substantial portion of the test price. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our diagnostic test. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	included in clinical practice guidelines.

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

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse a diagnostic test, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our tests (FDA-cleared/approved or LDT) will be provided in the future by third-party payors. If we cannot obtain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our new tests or test enhancements we may develop in the future, our ability to generate revenues from our diagnostic tests and clinical services could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we may likely experience in the future, delays and temporary interruptions in the receipt of payments from third-party payors due to missing documentation and other issues, which could cause delay in collecting our future revenue.

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

Although we believe our prospective diagnostic test represents promising commercial opportunities, our tests may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We need to develop a market for our test through physician education and awareness programs. Gaining acceptance in medical communities requires that we perform additional studies after validating the efficacy of our test and services for the diagnosis, prognosis and treatment of cancer, and that we obtain acceptance of the results of those studies using our tests for publication in leading peer-reviewed medical journals. The results of any studies are always uncertain and even if we believe such studies demonstrate the value of our tests, the process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our tests. Our ability to successfully market the tests that we may develop will depend on numerous factors, including:

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

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act (TCJA), which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.

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

Pre-launch inventories consist primarily of our product candidate prior to the date that we anticipate that such products will receive FDA final marketing approval. Approval may require additional or different testing and/or specifications than what was performed in the manufacture of such pre- launch inventory. If any of these risks were to materialize with respect to a given product or if the launch of such product is significantly postponed, we may have to write-off the pre-launch inventories, which could be material.

Risks Relating to Our Common Stock

The significant number of shares of common stock issuable upon the exercise of outstanding common stock options and warrants could adversely affect the trading price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of July 31, 2020, we have 15,423,661 shares subject to outstanding options under our stock option plans, 299,354 shares reserved for future issuance under our equity compensation plan and 72,737,302 shares issuable upon exercise of outstanding warrants. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are subject to variable conversion prices and adjustments related to certain of our convertible notes and our convertible preferred stock which could cause significant dilution to stockholders and adversely impact the price of our common stock.

We have currently outstanding shares of Series B, Series C and Series D Preferred Stock, as well as convertible secured promissory notes, all of which is convertible into common stock at variable conversion prices and adjustments. As a result, future conversion of debt and or convertible preferred shares or issuance of new convertible debt may result in significant dilution to our stockholders. As of July 31, 2020, we have reserved 37,902,576 shares of common stock that is potentially issuable upon conversion of our outstanding shares of preferred stock and convertible notes.

Although we have filed an application to list our securities on Nasdaq, there can be no assurance that our securities will be so listed or, if listed, that we will be able to comply with the continued listing standards.

On July 15, 2020, we announced that we had filed a comprehensive listing application package with The Nasdaq Stock Market to request an uplisting of the Company’s common stock. Although we believe we satisfy the initial listing requirements for The Nasdaq Capital Market,® the Nasdaq has not approved our application, and there can be no assurance that Nasdaq will agree, approve us for listing on the Nasdaq and, even if our securities are listed, we cannot assure you that we will be able to maintain such listing. In addition, if after listing, Nasdaq delists our securities from trading on its exchange for failure to meet the continued listing standards, our Company and our shareholders could face significant material adverse consequences including a limited availability of market quotations for our common stock, confirmation that our stock is “penny stock” and subject to increased regulations, and a decreased ability to issue additional securities or obtain additional financing in the future.

The price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From June 1, 2019 through May 31, 2020, the market price of our common stock has fluctuated from a high of $3.84 per share to a low of $0.26 per share, and our stock price reached a 52 week high of $10.01 on June 30, 2020. The volatile nature of our common share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation and perception, all of which may be independent of fundamental, objective and intrinsic valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common stock is quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

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

The current trading price of the common stock is higher than the current net tangible book value per share of our common stock. Therefore, if you purchase shares of common stock in future offerings, if any, you may incur immediate and substantial dilution in the pro forma net tangible book value per share of common stock from the price per share that you pay for the common stock. In addition, you will experience dilution when we issue additional shares of common stock that we are permitted or required to issue under convertible notes, outstanding options and warrants and under our equity incentive plan or other compensation plans.

Our certificate of incorporation allows for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Currently, our Board has the authority to designate and issue up to 5,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

We do not expect any cash dividends to be paid on our common shares in the foreseeable future.

We have never declared or paid a cash dividend on our common shares and we do not anticipate declaring or paying dividends on our common shares for the foreseeable future. We expect to use future financing proceeds and earnings, if any, to fund operating expenses. Consequently, common stockholders’ only opportunity to achieve a return on their investment is if the price of our stock appreciates and they sell their shares at a profit. We cannot assure common stockholders of a positive return on their investment when they sell their shares or that stockholders will not lose the entire amount of their investment.

Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our Board and management.

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for shares of common stock. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Among other things, these provisions:

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

•

provide that stockholders may, at a special stockholders meeting called for the purpose of removing directors, remove the entire Board or any lesser number, but only with cause, by a majority vote of the shares entitled to vote at an election of directors.

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

Our principal office location is 1111 Main Street, Suite 660, Vancouver, Washington 98660. We lease 4,969 square feet in a commercial office building pursuant to a lease that expires on April 30, 2026 at a current cost of $9,901 per month, plus modest annual increases. We also lease 1,911 square feet of office space in Fort Lauderdale, Florida pursuant to a lease that expires on March 31, 2022 at a cost of approximately $8,300 per month, plus modest annual increase. Such space is currently being marketed for a subtenant.

Item 3.	Legal Proceedings.

As of May 31, 2020, we were not a party to any material pending legal proceeds except as described below. From time to time, we may become involved in claims and suits that arise in the ordinary course of our business.

Management currently believes that the resolution of any such claims against us, if any, will not have a material adverse effect on our business, financial condition or results of operations.

On April 24, 2020, certain stockholders of the Company, including two former directors and a company controlled by a former director filed a derivative stockholder complaint in the Court of Chancery of the State of Delaware, alleging claims for breach of fiduciary duty and unjust enrichment against the Company’s CEO, current and former CFO, CMO, and current and former members of the Company’s board of directors in connection with certain equity grant awards to these individuals in December 2019 and January 2020. The Company was named as a nominal defendant. The plaintiffs seek the rescission of the awards, a finding that the named directors breached their fiduciary duty to the Company, and an unnamed amount of damages. The Company has appointed a special litigation committee, consisting solely of independent directors not named in the complaint, to investigate the allegations in the complaint. The litigation has been stayed by the court pending resolution of the investigation by the special litigation committee.

On July 25, 2019, the Company’s Board terminated the employment of Dr. Richard G. Pestell, the Company’s former Chief Medical Officer. On August 22, 2019, Dr. Pestell filed a lawsuit naming the Company and its Chief Executive Officer and the Chairman of the Board in the U.S. District Court for the District of Delaware, and has amended his complaint several times since its initial filing. The complaint alleges a breach of Dr. Pestell’s employment agreement, wage and hour claims, and seeks damages in the amount of certain severance entitlements thereunder pertaining to non-cause termination, among other relief. The treatment of those entitlements and of certain previously granted unvested stock options and shares of restricted common stock, which were subject to a repurchase option, are expected to be determined by the outcome of this litigation. The Company has filed counterclaims as well a motion to dismiss the action, which was partially granted as to certain wage and hour claims in June 2020. The Company disputes Pestell’s claims and intends to vigorously defend the action.

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

The following are high and low bid prices quoted on the OTCQB during the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	High	Low
Fiscal Year Ended May 31, 2020:
First quarter ended August 31, 2019	$0.55	$0.38
Second quarter ended November 30, 2019	$0.41	$0.26
Third quarter ended February 28, 2020	$1.65	$0.26
Fourth quarter ended May 31, 2020	$3.84	$0.81

	High	Low
Fiscal Year Ended May 31, 2019:
First quarter ended August 31, 2018	$0.71	$0.40
Second quarter ended November 30, 2018	$0.70	$0.50
Third quarter ended February 28, 2019	$0.62	$0.46
Fourth quarter ended May 31, 2019	$0.55	$0.37

Holders

The number of record holders of our common stock on July 31, 2020 was approximately 910.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board. While we have no restrictions on our ability to pay dividends, other than the preferential rights provided to the holders of our outstanding preferred stock, as described below, we have not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations.

Holders of 8,452 shares of Series D Convertible Preferred Stock are entitled to receive, at the option of the holder, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, to be paid per share of Series D Preferred Stock. Any dividends paid by us will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of Common Stock. Dividends on the Series D Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Preferred Stock does not have redemption rights. The stated value per share for the Series D Preferred Stock is $1,000 (the “Stated Value”). Dividends payable to holders of Series D are payable on December 31 of each year and the holder can elect to be paid in cash or in common stock. If all holders elected to receive the 2020 dividend in the form of common stock, approximately 960,000 shares of common stock would be issued in the form of dividend. If such 2020 dividends were to be paid in the form of cash, such cash dividends would total approximately $768,000 at December 31, 2019.

Holders of 8,203 shares of Series C Convertible Preferred Stock are entitled to receive, at the option of the holder, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock. Any dividends paid by us will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of Common Stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Stated Value”). Dividends payable to holders of Series C are payable on December 31 of each year and the holder can elect to be paid in cash or in common stock. If all holders elected to receive the 2020 dividend in the form of common stock, approximately 2,381,000 shares of common stock would be issued in the form of dividend. If such 2020 dividends were to be paid in the form of cash, such cash dividends would total approximately $1,191,000 at December 31, 2019.

Holders of 92,100 shares of Series B Convertible Preferred Stock are entitled to receive, in preference to the common stock, annual cumulative dividends equal to $0.25 per share per annum from the date of issuance, which shall accrue, whether or not declared. At the time shares of Series B Preferred Stock are converted into common shares, accrued and unpaid dividends will be paid, at the election of the Company, in cash or with common shares. In the event we elect to pay dividends with common shares, the shares issued will be valued at $0.50 per share. On July 30, 2020, the Board declared a dividend and elected to pay such dividend in the form of cash in the aggregate amount of approximately $243,000 to all Series B Convertible Preferred stockholders.

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

The information required regarding our equity compensation plans will be contained in, and is incorporated herein by reference to our 2020 Proxy Statement under the caption “Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

As a smaller reporting company we are not required to provide the information required by this Item.

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

Business Highlights

During the past fiscal year ending May 31, 2020, we commenced several initiatives to advance our lead product candidate, leronlimab. The following is a brief summary of key accomplishments during the most recent fiscal year:

•	Raised approximately $85 million in capital through offerings of equity and convertible debt securitities, combined with proceeds from the exercise of warrants and stock options;

•	Filed with the FDA the final two sections of our first BLA, which is now subject to our submission of additional requested information before the FDA will confirm the filing is complete;

•	Entered into our first commercialization and supply agreements for the distribution and sale of leronlimab in the U.S. for HIV, upon FDA approval, with Vyera Pharmaceuticals, LLC;

•	Our drug candidate, leronlimab, received over 60 Emergency Investigational New Drug (EIND) authorizations from the FDA to treat COVID-19 patients;

•

Initiated negotiations for a distribution and supply agreement with American Regent, Inc. for distribution of leronlimab for the treatment of COVID-19 in the U.S. (the definitive agreement was executed in July 2020);

•	Initiated two double-blinded, placebo controlled clinical trials for COVID-19, a Phase 2 for patients with mild to moderate indications and a Phase 3 for patients with severe to critical symptoms

•

Advanced the clinical trials to evaluate the safety and efficacy of leronlimab for several cancer indications by treating the first patients in metatstatic triple-negative breast cancer, metastatic breast cancer and a basket trial for 22 solid tumor cancers

•	Initiated a Phase 2 trial for colon cancer; and

•	Initiated a Phase 2 clinical trial with leronlimab for the treatment of non-alcoholic steatohepatitis (NASH).

Results of Operations

Clinical Trials Update

Phase 2b Extension Study for HIV, as Monotherapy

Currently, there are four patients in this ongoing extension study and each has surpassed six years of suppressed viral load with leronlimab0 as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy

This trial was successfully completed and is the basis for our current BLA, for which the remaining two sections were submitted to the FDA in April and May of 2020. The completion of the filing is subject to the Company providing additional information requested by the FDA. This trial for leronlimab as a combination therapy to existing HAART drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of 0.0032. Nearly all patients who have completed this trial have transitioned to a FDA-cleared rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.

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

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy

Enrollment for this trial is now closed after reaching 500 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. We completed the evaluation two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We recently reported that interim data suggested that both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial has also been used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy. Upon finalization with the FDA of the pivotal trial protocol for monotherapy, the Phase2b/3 investigative trial will likely be discontinued. In the interim, several patients are continuing in an extension study who have requested continued access to leronlimab.

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

Due to leronlimab’s MOA, we believe leronlimab may have significant advantages in terms of reduced side effects over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of T-cells. We have reported encouraging human safety data for our clinical trials with leronlimab in HIV-infected patients.

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

COVID-19

Phase 2 Trial to Evaluate the Efficacy and Safety of Leronlimab for Mild to Moderate Coronavirus Disease 2019 (COVID-19).

This is a two-arm, randomized, double blind, placebo controlled multicenter study to evaluate the safety and efficacy of leronlimab in patients with mild-to-moderate symptoms of respiratory illness caused by coronavirus 2019 infection was completed in July 2020. Patients were randomized to receive weekly doses of 700 mg leronlimab, or placebo. Leronlimab and placebo were administered via subcutaneous injection. The study has three phases: Screening Period, Treatment Period and Follow-Up Period. A total of 75 subjects were randomized 2:1 (active drug to placebo) in this study. The primary outcome measures are clinical improvement as assessed by change in total symptom score (for fever, myalgia, dyspnea and cough). Secondary outcome measures include: (1) time to clinical resolution, (2) change from baseline in National Early Warning Score 2 (NEWS2), (3) change from baseline in pulse oxygen saturation, (4) change from baseline in the patient’s health status on a 7-category ordinal scale, (5) incidence of hospitalization, (6) duration (days) of hospitalization,

(7) incidence of mechanical ventilation supply, (8) duration (days) of mechanical ventilation supply, (9) incidence of oxygen use, (10) duration (days) of oxygen use, (11) mortality rate, (12) time to return to normal activity. Enrollment was completed in July 2020 and the Company has recently reported positive safety results. The topline report from the trial, including efficacy and complete safety data, is expected to be submitted to the FDA in August 2020.

Phase 3 Trial to Evaluate the Efficacy and Safety of Leronlimab for Patients With Severe or Critical Coronavirus Disease 2019 (COVID-19).

This is a two-arm, randomized, double blind, placebo controlled, adaptive design multicenter study to evaluate the safety and efficacy of leronlimab in patients with severe or critical symptoms of respiratory illness caused by coronavirus 2019 infection. Patients will be randomized to receive weekly doses of 700 mg leronlimab, or placebo. Leronlimab and placebo will be administered via subcutaneous injection. The study will have three phases: Screening Period, Treatment Period, and Follow-Up Period. The primary outcome measured in this study is: all-cause mortality at Day 28. Secondary outcomes measured are: (1) all-cause mortality at Day 14, (2) change in clinical status of subject at Day 14, (3) change in clinical status of subject at Day 28, and (4) change from baseline in Sequential Organ Failure Assessment (SOFA) score at Day 14. Recently, the Data Safety Monitoring Committee for the ongoing Phase 3 trial completed its first safety review of patients with severe and critical COVID-19 and reported it saw no cause to modify the study. The DSMC reviewed compiled safety data from 149 of the 169 patients enrolled in the Phase 3 trial. The DSMC did not raise any concerns regarding safety and recommended that the trial continue. As such, the Company will conduct a full interim analysis once 195 patients are enrolled, as provided in the trial’s protocol.

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

Phase 1b/2 Trial for Triple-Negative Breast Cancer

This trial is to evaluate the feasibility of leronlimab combined with carboplatin in patients with CCR5+ metastatic triple negative breast cancer. The Phase 1b portion is a dose escalation phase with three dose levels (cohorts) of leronlimab in combination with a fixed dose of carboplatin. The Phase 2 portion is a single arm study with 30 patients to test the hypothesis that the combination of carboplatin intravenously and maximum tolerated dose of leronlimab subcutaneously will increase progression free survival. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. The first patient was treated in September 2019.

Compassionate Use Study of Leronlimab in Breast Cancer

This is a single arm, compassionate use study with 30 patients for leronlimab (PRO 140) combined with a treatment of physician’s choice (TPC) in patients with CCR5+ mTNBC. Leronlimab (PRO 140) will be administered subcutaneously as weekly dose of 350 mg until disease progression or intolerable toxicity. Treatment of Physician’s Choice (TPC) is defined as one of the following single-agent chemotherapy drugs administrated according to local practice: eribulin, gemcitabine, capecitabine, paclitaxel, nab-paclitaxel, vinorelbine, ixabepilone, or carboplatin. In this study, patients will be evaluated for tumor response approximately every 3 months or according to institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

Basket Trial for 22 Solid Tumor Cancers

This is a Phase 2 study to test the safety and efficacy of leronlimab on 22 different solid tumor cancers, including brain-glioblastoma, melanoma, lung, breast, ovarian, pancreas, bladder, throat, stomach, colon, testicular, uterine, among other indications. The first patient was treated in April 2020.

Licensing Opportunities

We continue to evaluate strategic licensing opportunities and conduct exploratory discussions with third parties with respect to our assets, including pre-clinical and clinical findings for leronlimab for a wide array of clinical indications. As recently completed license agreements demonstrate, such agreements are country or region specific and are limited to a specific clinical indication for leronlimab.

Results of operations for the years ended May 31, 2020, 2019 and 2018, are as follows:

For the years ended May 31, 2020, May 31, 2019 and 2018, we had no activities that produced revenues from operations. The following schedule sets forth the percentage of total expenses as a percent of net loss for the years ended May 31, 2020, 2019 and 2018.

	Percentage of Total Net Loss
	Years Ended May 31,
	2020		2019		2018
Operating expenses:
General and administrative	$19,972,804	(0.16)%	$12,116,743	(0.22)%	$7,340,605	(0.15)%
Research and development	52,639,981	(0.42)	42,490,144	(0.76)	38,222,580	(0.76)
Amortization and depreciation	2,034,440	(0.02)	1,245,167	(0.02)	356,128	(0.01)

Total operating expenses	74,647,225	(0.73)	55,852,054	(0.99)	45,919,313	(0.92)

Operating loss	(74,647,225)	(0.60)	(55,852,054)	(0.99)	(45,919,313)	(0.92)
Other income (expense):
Other income	500,000	0.00	—	—	—	—
Interest income	5,318	0.00	4,306	0.00	3,620	0.00
Legal settlement	(22,500,000)	0.18	—	—	—	—
Loss on extinguishment of convertible notes	—	—	(1,519,603)	(0.03)	—	—
Change in fair value of derivative liability	(9,541,704)	0.08	1,666,469	0.03	1,690,935	0.03
Interest expense:
Finance charges	(935,630)	0.01	—	—	—	—
Amortization of discount on convertible notes	(1,644,625)	0.01	(1,707,068)	(0.03)	(1,666,017)	(0.03)
Amortization of debt issuance costs	(404,340)	0.00	(459,085)	(0.01)	(435,609)	(0.01)
Interest related to derivative liability	—	—	—	—	—	—
Inducement interest – warrant exercises and debt conversion	(7,904,353)	0.06	—	—	—	—
Inducement interest related to warrant extension	—	—	—	—	(826,252)	(0.02)
Inducement interest related to warrant tender offer	—	—	(195,927)	(0.00)	(393,685)	(0.01)
Inducement interest related to convertible notes	—	—	—	—	(2,352,045)	(0.05)
Interest on convertible notes payable	(7,330,843)	0.06	(950,617)	(0.02)	(251,315)	(0.01)

Total interest expense	(18,219,791)	0.15	(3,312,697)	(0.06)	(5,924,923)	(0.12)

Loss before income taxes	(124,403,402)	1.00	(59,013,579)	(1.05)	(50,149,681)	(1.00)
Income tax benefit	—	—	2,826,919	0.05	—	—

Net loss	$(124,403,402)	(1.00)%	$(56,186,660)	(1.00)%	$(50,149,681)	(1.00)%

Basic and diluted loss per share	$(0.30)		$(0.21)		$(0.29)

Basic and diluted weighted average common shares outstanding	421,077,605		272,040,933		174,885,422

Results of operations for the years ended May 31, 2020 and 2019

For the years ended May 31, 2020 and 2019, we had a net loss of approximately $124.4 million and $56.2 million, respectively. The increase in net loss of approximately $68.2 million for fiscal 2020 over 2019 was primarily attributable to increased R&D expenses of approximately $10.1 million, an increase in G&A expenses of approximately $7.9 million, a non-cash legal settlement charge of $22.5 million an increase in interest expense of approximately $14.9 million, and an increase of approximately $11.2 million in the change in fair value of derivative liability. The loss per share for the fiscal year ended May 31, 2020 was $(0.30) compared to $(0.21) for the prior fiscal year.

Total operating expenses for the years ended May 31, 2020 and 2019 were approximately as follows:

	2020	2019
General and administrative:
Salaries and other compensation	$5,488,000	$3,781,000
Stock-based compensation	6,548,000	3,388,000
Other	7,937,000	4,948,000

Total general and administrative	19,973,000	12,117,000

Research and development	52,640,000	42,490,000
Amortization and depreciation	2,034,000	1,245,000

Total operating expenses	$74,647,000	$55,852,000

For the fiscal year ended May 31, 2020 and May 31, 2019, operating expenses totaled approximately $74.6 million and $55.9 million, respectively, consisting primarily of research and development (“R&D”) expenses of $52.6 million, general and administrative expenses of approximately $20.0 million and amortization and depreciation of approximately $2.0 million. The increase in operating expenses over the comparable 2019 period was attributable to an increase in R&D expenses of approximately $10.1 million owing to higher clinical trial and scale-up manufacturing related expenses and to an increase in general and administrative expenses of approximately $7.9 million, or 64.8% over the prior fiscal year.

General and administrative expenses, totaled approximately $20.0 million and $12.1 million, respectively, for fiscal 2020 and 2019. General and administrative expenses were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $7.9 million, or 64.8%, for the fiscal year ended May 31, 2020 over the comparable 2019 period was primarily due to increased non-cash stock-based compensation, employee compensation and related expenses, along with higher professional services fees.

We record research and development expenses where directly identifiable, which approximated the following for the years ended May 31, 2020 and 2019:

	2020	2019
Research and development:
Clinical	$29,553,000	$25,264,000
Non-Clinical	2,999,000	155,000
CMC	19,392,000	16,353,000
Licenses and patent fees	696,000	718,000

Total research and development	$52,640,000	$42,490,000

R&D expenses totaled approximately $52.6 million for the fiscal year ended May 31, 2020 and increased approximately $10.1 million, or 23.9%, over the same 2019 period. This increase was attributable to higher clinical trial expenses associated with the Phase 2b/3 investigative monotherapy trial and various oncology studies, offset in part by lower expenses for the completed Phase 3 combination therapy trial. Higher CMC-related expenses in connection with the preparation of the Company’s BLA filing also contributed to the increase in R&D expenses over the prior fiscal year. The future trend of R&D expenses will be dependent on the timing of resubmission of and FDA approval of our BLA filing, the timing of FDA clearance of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical progression of the triple-negative breast cancer and GvHD trials, along with the outcome of the pre-clinical studies for several cancer indications. R&D expenses will also increase due to CMC scale-up manufacturing related activities in preparation for approval and commercialization of leronlimab.

Amortization and depreciation expense of approximately $2.0 million rose by approximately $0.8 million due in part to the increased amortization attributable to recording a full year of amortization expense related to the intangible assets acquired in the November 2018 transaction with ProstaGene LLC.

For the fiscal year ended May 31, 2020, the Company recognized non-cash charges from the increase in the fair value of derivative liabilities of approximately $9.5 million, as compared to a non-cash benefit of approximately $1.7 million in the comparable 2019 period. Certain warrants and two convertible note instruments that each contain a contingent cash settlement provision giving rise to a derivative liability were issued in September 2016, June 2018 and January 2019, respectively. For each reporting period, the Company determines the fair value of the derivative liabilities and records a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

Legal settlement expense (non-cash) for the fiscal year ended May 31, 2020 of $22.5 million related to the issuance of shares of common stock as a settlement for a claim filed by the note holder of the January 2019 Note alleging that the note holder was owed additional shares upon conversion of the note. The $22.5 million increase over the 2019 fiscal year was attributable to no legal settlement expense in the prior year.

Interest expense for the fiscal year ended May 31, 2020 of approximately $18.2 million increased approximately $14.9 million from the 2019 fiscal year due primarily to an increase in interest accrued on convertible notes payable of approximately $6.4 million, inducement interest expense related to warrant exercises and debt extensions of $7.7 million, and vendor finance charges of $0.9 million.

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

Results of operations for the years ended May 31, 2019 and 2018

For the years ended May 31, 2019 and 2018, the Company had a net loss of approximately $56.2 million and $50.1 million, respectively. The increase in net loss of approximately $6.1 million for fiscal 2019 over 2018 was primarily attributable to increased R&D expenses of approximately $4.3 million and an increase in G&A expenses of approximately $4.8 million, offset by a decreased interest expense of $2.6 million. The loss per share for the fiscal year ended May 31, 2019 was $(0.21) compared to $(0.29) for the prior fiscal year.

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

For the fiscal year ended May 31, 2019 and May 31, 2018, operating expenses totaled approximately $55.9 million and $45.9 million, respectively, consisting primarily of R&D expenses of $42.5 million, general and administrative expenses of approximately $12.1 million and amortization and depreciation of approximately $1.2 million. The increase in operating expenses over the comparable 2018 period was attributable to an increase in R&D expenses of approximately $4.3 million owing to higher clinical trial and manufacturing related expenses and to an increase in general and administrative expenses of approximately $4.8 million, or 65.1% over the prior fiscal year.

General and administrative expenses, totaled approximately $12.1 million and $7.3 million, respectively, for fiscal 2019 and 2018. General and administrative expenses were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $4.8 million, or 65.1%, for the fiscal year ended May 31, 2019 over the comparable 2018 period was primarily due to increased non-cash stock-based compensation, employee compensation and related expenses, along with higher professional services fees.

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

For the fiscal year ended May 31, 2019, the Company recognized an unrealized non-cash benefit from the decrease in derivative liability of approximately $1.7 million, as compared to a similar non-cash benefit in the comparable 2018 period. The total net change in derivative liability is attributable to three underlying financial instruments: (i) certain warrants that contain a contingent cash settlement provision, which originated in September 2016, accounted for approximately $0.9 million, (ii) a certain long-term convertible note payable, originating in June 2018, which was subsequently amended to provide for variable rate redemptions by the holder and (iii) a certain long-term convertible note payable, which originated in January 2019. The combined change in derivative liability ascribed to the two long-term convertible notes contributed approximately $0.8 million to the unrealized non-cash benefit for the fiscal year ended May 31, 2019. For each reporting period, the Company determines the fair value of the derivative liabilities and records a corresponding non-cash benefit or non-cash charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liabilities.

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

Fluctuations in Quarterly Operating Results

The Company has historically experienced significant fluctuations in our quarterly operating results and such fluctuations are expected to continue in the future. The Company’s operating results may fluctuate due to a number of factors, such as the timing of product manufacturing activities, patient enrollment or completion rates in various trials, coupled with potential amendments to clinical trial protocol. As a non-revenue generating company, we are regularly conducting offerings to raise capital, which can create various forms of amortization of issuance costs or non-cash interest expense. In addition, a portion of the aforementioned derivative liabilities is tied to certain securities which include a contingent cash settlement provision, which can vary substantially from quarter to quarter, thereby creating a non-cash charge or benefit.

Liquidity and Capital Resources

The Company’s cash position of approximately $14.3 million at May 31, 2020 increased approximately $10.8 million as compared to a balance of approximately $3.5 million at May 31, 2019. The increase was attributable to net cash provided by financing activities of approximately $79.7 million exceeding net cash used in operating activities of approximately $68.8 million by approximately $10.9 million. Despite the Company’s negative working capital position, vendor relations remain accommodative and we do not currently anticipate delays in our business initiatives schedule due to liquidity constraints.

Cash Flows

Net cash used in operating activities totaled approximately $68.8 million during the fiscal year ended May 31, 2020, which reflects an increase of approximately $18.3 million of net cash used in operating activities over the approximate $50.5 million in fiscal 2019. The increase in net cash used in operating activities was due to an increase in net loss of approximately $68.2 million, attributable to an increase in non-cash legal settlement expense of $22.5 million, an increase in interest related expenses of approximately $13.8 million, an increase in losses from change in fair value of derivative liabilities of approximately $11.2 million, an increase in stock-based compensation of approximately $3.2 million, an increase in deferred tax benefit of approximately $2.8 million, and a net change in the components of net working capital of approximately $2.8 million.

The Company made nominal investments in equipment and website development costs totaling approximately $61,000 during the fiscal year ended May 31, 2020.

Net cash provided by financing activities of approximately $79.7 million for the year ended May 31, 2020 increased approximately $27.0 million over $52.7 million of net cash provided by financing activities during fiscal year ended May 31, 2019. The increase in net cash provided from financing activities was primarily attributable to an increase in proceeds from warrant exercises of approximately $38.4 million, an increase of approximately $10.3 million in proceeds from the sale of preferred stock and increase of approximately $5.6 million in proceeds from stock option exercises, coupled with a decrease to proceeds received from the sale of common stock and warrants of $25.6 million during the 2020 fiscal year.

Capital Requirements

The Company has not generated revenue to date, and does not expect to generate product revenue until after it receives approval from the FDA for its BLA for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The Company expects it will continue to incur operating losses as expenses continue to increase as we proceed with completion of our BLA, prepare for commercialization of leronlimab and continue our clinical trial programs. The future trends of all expenses will be driven, in large part, by the timing of the anticipated approval of the Company’s BLA, the magnitude of our commercialization readiness, future clinical trial strategy and timing of the commencement of our future revenue stream. The Company will require a significant amount of additional capital in the future in anticipation of a fully commercialized leronlimab product.

Contract Manufacturing

During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. During fiscal year 2020, the Company delivered to Samsung purchase orders totaling $28 million related to the manufacture of leronlimab and payments totaling $14 million with additional payments scheduled to be made throughout calendar 2020.

Under the Samsung Agreement, a purchase order is binding and the Company is obligated to pay the full amount of the purchase order. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements, which the Company is required to provide to Samsung. The first forecast schedules 11 manufacturing batches all beginning in the first quarter of fiscal year 2021, setting forth the total quantity of commercial grade leronlimab that the Company expects to require in the following years. The Company estimates that initial ramp-up costs to manufacture commercial grade leronlimab at scale could total approximately $116 million, with approximately $69 million payable over the course of calendar 2020, of which $30 million has been paid as of the date of this filing, and approximately $23 million payable during calendar 2021, and approximately $24 million payable in January of 2022. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement.

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

On May 22, 2020, the Company entered into a Drug Product Manufacturing Services Agreement with Samsung (the “Samsung Vial Filling Agreement”), pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval inspection, and commercial supply of leronlimab. Under the terms of the Samsung Vial Filling Agreement, the Company is obligated to have specified minimum quantities of vials filed with leronlimab by Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The Company has not provided a forecast to Samsung, however, based on set-up related costs and manufacturing commitments pursuant to the Samsung Agreement, the

Company expects to deliver commitments of approximately $2.3 million in the form of purchase orders related to the Samsung Vial Filling Agreement through January 2021.

In addition to the Samsung Agreement, we have also previously entered into an arrangement with another third-party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that we terminate the agreement with this manufacturer, we may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $2.1 million. These amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.

Management believes two contract manufacturers may best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. Management will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.

Distribution

On July 2, 2020, the Company entered into an exclusive Distribution and Supply Agreement (the “Distribution Agreement”) with American Regent, Inc. (“American Regent”) with respect to the distribution of the Company’s leronlimab (PRO140) drug for the treatment of COVID-19 in the United States. Under the Distribution Agreement, the Company appointed American Regent as the sole and exclusive authorized distributor in the United States of any subcutaneous injectable biopharmaceutical drug product labeled for treating COVID-19 that contains CytoDyn’s leronlimab as the only active pharmaceutical ingredient (the “Product”). The grant of exclusive distribution rights to American Regent does not extend to any intravenous or infusible biopharmaceutical drug product, or any other product of CytoDyn containing leronlimab that is not labeled for treating COVID-19. Under the Distribution Agreement, American Regent shall, at its cost, use commercially reasonable efforts to market the Product in the United States, and the Company remains responsible, at its cost, to pursue, own and maintain the applicable regulatory approvals necessary to market and manufacture the Product. As described above, the Company is currently conducting a Phase 2b/3 clinical trial for 390 severe-to-critically ill COVID-19 patients, and a Phase 2 randomized clinical trial with 75 patients in the mild-to-moderate COVID-19 population. If results from these trials indicate positive clinical outcomes for the COVID-19 patients to sufficiently meet the primary and secondary endpoints for the trials, the Company expects to seek approval from the U.S. Food and Drug Administration.

Contract Research

The Company entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company prepaid certain execution fees for direct services costs. In connection with its clinical trials, the Company has entered into separate project work orders for each trial with its CRO. In the event the Company terminates any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.8 million. In the remote circumstance the Company terminates all clinical trials, the collective financial penalties may range from an approximate low of $1.6 million to an approximate high of $3.6 million.

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

On December 17, 2019, the Company entered into a Commercialization and License Agreement and a Supply Agreement with Vyera Pharmaceuticals, LLC. Pursuant to the License Agreement, the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans in the United States.

Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, Vyera will bear the cost of, and be responsible for, among other things, commercializing the product in the territory and will use commercially reasonable efforts to commercialize the product in the field in the territory. Under the terms of the License Agreement, CytoDyn is permitted to license the product outside of the territory for uses in the field or outside the field or inside the territory for uses outside of the field.

In consideration of the license and other rights granted by the Company, Vyera has agreed to pay the Company, within three business days of the effective date of the License Agreement, a $0.5 million license issue fee, with additional payments totaling up to approximately $87.0 million to be made upon the achievement of certain sales and regulatory milestones. Certain milestones are subject to reduction if not achieved within an agreed-upon timeframe. Vyera may also pay the Company additional potential milestone payments upon the regulatory approval of the Product for certain subsequent indications in the field. Whether a particular subsequent indication qualifies for an additional milestone payment shall be determined in good faith by the parties. In addition, during the Royalty Term (as defined below), Vyera is obligated to pay the Company a royalty equal to 50% of Vyera’s gross profit margin from product sales (defined in the License Agreement as “Net Sales”) in the territory. The royalty is subject to reduction during the Royalty Term after patent expiry and expiry of regulatory exclusivity. Following expiration of the Royalty Term, Vyera will continue to maintain non-exclusive rights to commercialize the Product.

The Company appointed American Regent as the sole and exclusive authorized distributor in the United States of any subcutaneous injectable biopharmaceutical drug product labeled for treating COVID-19 that contains CytoDyn’s leronlimab (a humanized monoclonal antibody (also known as PRO 140) targeting against the CCR5 receptor) as the only active pharmaceutical ingredient (the “Product”). The grant of exclusive distribution rights to American Regent does not extend to any intravenous or infusible biopharmaceutical drug product, or any other product of CytoDyn containing leronlimab that is not labeled for treating COVID-19.

Under the Agreement, American Regent shall, at its cost, use commercially reasonable efforts to market the Product in the United States, including, without limitation, directing the methods of sale and distribution, organization and management of sales and marketing and pricing in accordance with the terms and conditions of the Agreement. American Regent shall solely set the resale prices for the Product in accordance with applicable law. Pursuant to the Agreement, the Company remains responsible, at its cost, to pursue, own and maintain the applicable regulatory approvals necessary to market the Product in the United States, and for manufacturing the Product once regulatory approvals have been received.

The term of the Agreement extends for three years after the date of the first commercial sale of the Product, and will renew by mutual agreement of the parties for one additional one-year term, unless American Regent notifies the Company of its intention to have the Agreement terminate at the end of the initial term at least six (6) months prior to the end of the initial term. Either party is entitled to terminate the Agreement at any time in the event of material breach by the other party that remains uncured after thirty (30) calendar days following written notice thereof, and either party may terminate the Agreement immediately, at its option, upon written notice in the event that a court of competent jurisdiction declares the other party insolvent or bankrupt, or a bankruptcy proceeding is commenced against the other party or the other party files a proposal, assignment for the benefit of creditors, arrangement, composition or seeks similar relief under any applicable law, or the other party is in receivership. The Company is also entitled to terminate the Agreement at any time after the first Commercial Sale upon six (6) months advance written notice to American Regent, or upon ninety (90) days written notice to American Regent following American Regent’s change of control. American Regent is entitled to terminate the Agreement upon six (6) months advance written notice to the Company if, following due diligence and/or a quality inspection of the manufacturing facility associated with the Product, it determines that the distribution of the Product by American Regent should not be pursued, or if there is an unresolved supply interruption as described in the Agreement. In addition, American Regent may terminate the Agreement immediately upon written notice to the Company if (a) American Regent determines there is an unacceptable risk of using American Regent’s NDC Number on the Product labeling, (b) if the parties fail to execute a quality agreement and safety data exchange agreement within forty five (45) days of July 2, 2020, (c) if American Regent is named in any patent or trade secret infringement matter filed by a third party (with certain exceptions) resulting from American Regent’s marketing of the Product and such matter survives a motion to dismiss or has not been resolved within six (6) months after American Regent first receives written notice of the alleged infringement, (d) if any regulatory authority in the United States requires the cessation of sale or distribution of the Product, (e) if the Company materially impedes American Regent’s efforts to implement a recall, market withdrawal or field correction of the Product, or (f) if there is a negative net profit from American Regent’s sales of the Product for two (2) consecutive calendar quarters.

As of the date of this filing, the Company had filed all three portions of its BLA, however, in July 2020, the Company received a Refusal to File letter from the FDA requesting additional information. The Company has requested a Type A meeting and plans to supply the additional information in a timely manner.

Going Concern

As reported in the accompanying financial statements, during the year ended May 31, 2020, May 31, 2019 and May 31, 2018, the Company incurred net losses of approximately $124.4 million, $56.2 million and $50.1 million, respectively. The Company has no activities that produced revenue in the periods presented and have sustained operating losses since inception.

The Company currently requires and will continue to require a significant amount of additional capital to fund operations, pay its accounts payables, and its ability to continue as a going concern is dependent upon its ability to raise such additional capital, commercialize its product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, it may need to scale back operations or slow CMC-related activities, which could materially delay commercialization initiatives, thereby deferring its ability to achieve profitability. The Company’s failure to raise additional capital could also affect its relationships with key vendors, disrupting its ability to timely execute its business plan. In extreme cases, it could be forced to file for bankruptcy protection, discontinue its operations or liquidate its assets.

Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional financing sources. As of the date of this filing, the Company has approximately 105 million shares of common stock authorized and available for issuance under our certificate of incorporation, as amended, and approximately $135 million available for future registered offerings of securities under our universal shelf registration statement on Form S-3, which was declared effective on March 7, 2018 and expires March 7, 2021 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict its operations. On March 31, 2020 and July 29, 2020, the Company entered into long-term convertible notes, which are secured by all of our assets, except for our intellectual property, and also include certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed under the heading “Risk Factors” above.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of May 31, 2020, these factors, among several others, could raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain a significant amount of additional operating capital, complete development of its product candidate, obtain FDA approval, outsource manufacturing of its product, and ultimately to attain profitability. The Company intends to seek additional funding through equity or debt offerings, licensing agreements or strategic alliances to implement our business plan. There are no assurances, however, that it will be successful in these endeavors.

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

We value inventory at the lower of cost or net realizable value using the average cost method. Inventories currently consist solely of specialized raw materials to be used for commercial production of the Company’s biologic, leronlimab, which is awaiting regulatory approval. Inventory purchased in preparation for product launches is evaluated for recoverability by considering the likelihood that revenue will be obtained from the future sale of the related inventory, in light of the status of the product within the regulatory approval process. The Company evaluates its inventory levels on a quarterly basis and writes down inventory that has become obsolete, or has a cost in excess of its expected net realizable value, and inventory quantities in excess of expected requirements. In assessing the lower of cost or net realizable value to pre-launch inventory, the Company relies on independent analysis provided by a third-party knowledgeable of the range of likely commercial prices comparable to current comparable commercial product.

We capitalize inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when the results of clinical trials have reached a status sufficient to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the we have determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. We closely monitor the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. If we are aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory may no longer qualify for capitalization.

For inventories we capitalize in preparation of product launch anticipated future sales, shelf lives, and expected approval date are taken into account when evaluating realizability. The shelf-life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, the Company considers the product stability data of all of the pre-approval inventory procured or produced to date to determine whether it has an adequate shelf life.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

As a smaller reporting company we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

CYTODYN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CytoDyn Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (the Company) as of May 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended May 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of approximately $124,403,000 for the year ended May 31, 2020 and has an accumulated deficit of approximately $354,711,000 through May 31, 2020, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Warren Averett, LLC

We have served as the Company’s auditor since 2007.

Birmingham, Alabama

August 14, 2020

CytoDyn Inc.

Consolidated Balance Sheets

	May 31, 2020	May 31, 2019
Assets
Current assets:
Cash	$14,281,830	$2,612,910
Restricted cash	10,000	853,599
Inventories	19,146,678	—
Miscellaneous receivables	—	90,824
Prepaid expenses	498,005	107,211
Prepaid service fees	2,890,519	1,704,876

Total current assets	36,827,032	5,369,420
Operating lease right-of-use assets	175,743	—
Property, plant and equipment	55,488	29,251
Intangibles, net	13,455,872	15,475,454

Total assets	$50,514,135	$20,874,125

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$29,479,313	$16,239,434
Accrued liabilities and compensation	6,866,003	1,588,552
Accrued license fees	12,500	208,600
Accrued interest on convertible notes	292,178	212,777
Accrued dividends on convertible preferred stock	981,438	37,351
Convertible notes payable, net	—	3,586,035
Current portion of operating leases payable	114,790	—
Current portion of long-term convertible notes payable	6,744,444	4,200,000
Warrant exercise proceeds held in trust	10,000	853,599

Total current liabilities	44,500,666	26,926,348

Long-term liabilities:
Convertible notes payable, net	8,430,556	454,568
Operating lease liability	63,391	—
Derivative liability	—	2,407,269

Total long-term liabilities	8,493,947	2,861,837

Total liabilities	52,994,613	29,788,185

Commitments and Contingencies (Note 10)

Stockholders’ (Deficit) equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 11,737 authorized; 8,452 and 0 issued and outstanding at May 31, 2020 and May 31, 2019, respectively	8	—
Series C convertible preferred stock, $0.001 par value; 8,203 authorized; 8,203 and 3,246 issued and outstanding at May 31, 2020 and May 31, 2019, respectively	8	3
Series B convertible preferred stock, $0.001 par value; 400,000 shares authorized, 92,100 shares issued and outstanding at May 31, 2020 and May 31, 2019, respectively	92	92
Common stock, $0.001 par value; 700,000,000 shares authorized, 519,261,580 and 329,554,763 issued and 518,975,572 and 329,395,752 outstanding at May 31, 2020 and May 31, 2019, respectively	519,262	329,555
Additional paid-in capital	351,711,333	220,119,856
Accumulated (deficit)	(354,710,895)	(229,363,407)
Less: treasury stock, $.001 par value (286,008 and 159,011 shares at May 31, 2020 and May 31, 2019, respectively)	(286)	(159)

Total stockholders’ (deficit)	(2,480,478)	(8,914,060)

Total liabilities and stockholders' (deficit) equity	$50,514,135	$20,874,125

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

	May 31, 2020	May 31, 2019	May 31, 2018
Operating expenses:
General and administrative	$19,972,804	$12,116,743	$7,340,605
Research and development	52,639,981	42,490,144	38,222,580
Amortization and depreciation	2,034,440	1,245,167	356,128

Total operating expenses	74,647,225	55,852,054	45,919,313

Operating loss	(74,647,225)	(55,852,054)	(45,919,313)
Other income (expense):
Other income	500,000	—	—
Interest income	5,318	4,306	3,620
Change in fair value of derivative liabilities	(9,541,704)	1,666,469	1,690,935
Loss on extinguishment of convertible note	—	(1,519,603)	—
Legal settlement	(22,500,000)	—	—
Interest expense:
Finance charges	(935,630)	—	—
Amortization of discount on convertible notes	(1,644,625)	(1,707,068)	(1,666,017)
Amortization of debt issuance costs	(404,340)	(459,085)	(435,609)
Inducement interest	(7,904,353)	(195,927)	(3,571,982)
Interest on convertible note payable	(7,330,843)	(950,617)	(251,315)

Total interest expense	(18,219,791)	(3,312,697)	(5,924,923)

Loss before income taxes	(124,403,402)	(59,013,579)	(50,149,681)
Income tax benefit	—	2,826,919	—

Net loss	$(124,403,402)	$(56,186,660)	$(50,149,681)

Basic and diluted loss per share	$(0.30)	$(0.21)	$(0.29)

Basic and diluted weighted average common shares outstanding	421,077,605	272,040,933	174,885,422

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance May 31, 2017	92,100	$92	149,468,244	$149,468	—	$—

Stock-based compensation	—	—	—	—	—	—
Stock issued for board compensation	—	—	—	—	—	—
Stock issued for bonuses and tendered for income tax	—	—	310,526	311	159,011	(159)
Proceeds from private equity offering ($0.50/share)	—	—	35,286,904	35,286	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	25,493,853	25,494	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Proceeds from warrant exercise ($0.50/share)	—	—	6,322,263	6,322	—	—
Offering costs related to warrant tender offer	—	—	—	—	—	—
Debt discount related to convertible notes payable	—	—	—	—	—	—
Interest expense related to warrant extension	—	—	—	—	—	—
Interest expense related to warrant tender offer	—	—	—	—	—	—
Interest expense related to conversion of notes payable	—	—	—	—	—	—
Net (loss) for the year ended May 31, 2018

Balance May 31, 2018	92,100	$92	216,881,790	$216,881	159,011	$(159)

Acquisition of ProstaGene LLC	—	—	18,658,000	18,658	—	—
Issuance of stock payment shares	—	—	8,342,000	8,342	—	—
Issuance of stock for note payable redemption	—	—	3,756,406	3,757	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	23,629,480	23,629	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from private equity offering ($0.50/share)	—	—	46,975,170	46,976	—	—
Offering costs related to private equity offering	—	—	—	—	—	—
Offering costs related to debt offering	—	—	—	—	—	—
Debt discount and issuance costs related to offering	—	—	—	—	—	—
Beneficial conversion feature on note payable and relative fair value associated with warrants	—	—	—	—	—	—
Proceeds from private warrant exchange	—	—	11,311,917	11,312	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Inducement interest expense on private warrant exchange	—	—	—	—	—	—
Proceeds from Series C Convertible Preferred offering	3,246	3	—	—	—	—
Dividends on Series C Convertible Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net (loss) for the year ended May 31, 2019

Balance May 31, 2019	95,346	$95	329,554,763	$329,555	159,011	$(159)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of stock for note payable redemptions and conversions	—	$—	22,967,227	$22,967	—	$—
Note conversion and extension fees	—	—	8,232,006	8,232	—	—
Proceeds from registered direct offering	—	—	38,856,094	38,857	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from warrant exercises	—	—	42,023,872	42,024	—	—
Relative fair market value associated with warrants exercised	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	45,375,923	45,376	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense—tender offers and debt conversions	—	—	—	—	—	—
Proceeds from private warrant exchange	—	—	20,528,745	20,527	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Inducement interest expense—private warrant exchange	—	—	—	—	—	—
Proceeds from Series C Preferred offering	4,957	5	—	—	—	—
Offering costs related to Series C Preferred offering	—	—	—	—	—	—
Exercise of option to repurchase common stock	—	—	—	—	—	—
Dividends on Series C Preferred shares	—	—	—	—	—	—
Proceeds from Series D Preferred offering	8,452	8	—	—	—	—
Offering costs related to Series D Preferred offering	—	—	—	—	—	—
Dividends on Series D Preferred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock issued for services	—	—	2,620,000	2,620	—	—
Stock issued for bonuses and tendered for income tax	—	—	379,880	380	126,997	(127)
Exercise of stock options	—	—	8,723,070	8,724	—	—
Stock-based compensation	—	—	—	—	—	—
Legal settlement	—	—	—	—	—	—
Net Loss for May 31, 2020	—	—	—	—	—	—

Balance May 31, 2020	108,755	$108	519,261,580	$519,262	286,008	$(286)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Additional Paid-In Capital	Accumulated Deficit	Total

Balance May 31, 2017	$121,736,921	$(122,989,715)	$(1,103,234)
Stock-based compensation	1,290,777	—	1,290,777
Stock issued for board compensation	260,190	—	260,190
Stock issued for bonuses and tendered for income tax	104,394	—	104,546
Proceeds from private equity offering ($0.50/share)	17,608,165	—	17,643,451
Offering costs related to private equity offering	(1,717,597)	—	(1,717,597)
Proceeds from registered direct offering ($0.50/share)	13,585,925	—	13,611,419
Offering costs related to registered direct offering	(857,149)	—	(857,149)
Legal fees in connection with equity offerings	(533,436)	—	(533,436)
Proceeds from warrant exercise ($0.50/share)	3,154,809	—	3,161,131
Offering costs related to warrant tender offer	(85,381)	—	(85,381)
Debt discount related to convertible notes payable	1,645,011	—	1,645,011
Interest expense related to warrant extension	826,252	—	826,252
Interest expense related to warrant tender offer	393,685	—	393,685
Interest expense related to conversion of notes payable	2,352,045	—	2,352,045
Net (loss) for the year ended May 31, 2018	—	(50,149,681)	(50,149,681)

Balance May 31, 2018	$159,764,611	$(173,139,396)	$(13,157,971)

Acquisition of ProstaGene LLC	11,539,342	—	11,558,000
Issuance of stock payment shares	(8,342)	—	—
Issuance of stock for note payable redemption	1,451,243	—	1,455,000
Proceeds from registered direct offering ($0.50/share)	11,791,110	—	11,814,739
Offering costs related to registered direct offering	(1,129,516)	—	(1,129,516)
Proceeds from private equity offering ($0.50/share)	23,440,608	—	23,487,584
Offering costs related to private equity offering	(2,697,149)	—	(2,697,149)
Offering costs related to debt offering	260,636	—	260,636
Debt discount and issuance costs related to offering	3,059,159	—	3,059,159
Beneficial conversion feature on note payable and relative fair value associated with warrants	3,534,992	—	3,534,992
Proceeds from private warrant exchange	2,955,200	—	2,966,512
Offering costs related to private warrant exchange	(266,986)	—	(266,986)
Inducement interest expense on private warrant exchange	195,927	—	195,927
Proceeds from Series C Convertible Preferred offering	3,083,697	—	3,083,700
Dividends on Series C Convertible Preferred shares	—	(37,351)	(37,351)
Legal fees in connection with equity offerings	(242,771)	—	(242,771)
Stock-based compensation	3,388,095	—	3,388,095
Net (loss) for the year ended May 31, 2019	—	(56,186,660)	(56,186,660)

Balance May 31, 2019	$220,119,856	$(229,363,407)	$(8,914,060)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Additional Paid-In Capital	Accumulated Deficit	Total
Issuance of stock for note payable redemptions and conversions	$10,799,221	$—	$10,822,188
Note conversion and extension fees	3,890,973	—	3,899,205
Proceeds from registered direct offering	12,626,942	—	12,665,799
Offering costs related to registered direct offering	(377,859)	—	(377,859)
Proceeds from warrant exercises	20,458,091	—	20,500,115
Relative fair market value associated with warrants exercised	11,948,972	—	11,948,972
Proceeds from public warrant tender offers	11,854,884	—	11,900,260
Offering costs related to public warrant tender offers	(1,058,466)	—	(1,058,466)
Inducement interest expense—tender offers and debt conversions	2,713,014	—	2,713,014
Proceeds from private warrant exchange	6,000,566	—	6,021,093
Offering costs related to private warrant exchange	(197,253)	—	(197,253)
Inducement interest expense—private warrant exchange	5,191,338	—	5,191,338
Proceeds from Series C Preferred offering	4,956,995	—	4,957,000
Offering costs related to Series C Preferred offering	(432,368)	—	(432,368)
Exercise of option to repurchase common stock	(8,342)	—	(8,342)
Dividends on Series C Preferred shares	—	(671,971)	(671,971)
Proceeds from Series D Preferred offering	8,451,992	—	8,452,000
Offering costs related to Series D Preferred offering	(4,645)	—	(4,645)
Dividends on Series D Preferred shares	—	(272,115)	(272,115)
Legal fees in connection with equity offerings	(15,877)	—	(15,877)
Stock issued for services	(2,620)	—	—
Stock issued for bonuses and tendered for income tax	154,299	—	154,552
Exercise of stock options	5,593,817	—	5,602,541
Stock-based compensation	6,547,803	—	6,547,803
Legal settlement	22,500,000	—	—
Net Loss for May 31, 2020	—	(124,403,402)	(124,403,402)

Balance May 31, 2020	$351,711,333	$(354,710,895)	$(2,480,478)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

	Year Ended
	May 31, 2020	May 31, 2019	May 31, 2018
Cash flows from operating activities:
Net loss	$(124,403,402)	$(56,186,660)	$(50,149,681)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation	2,034,440	1,245,167	356,128
Amortization of debt issuance costs	404,340	459,085	435,609
Amortization of discount on convertible notes	1,644,625	1,707,068	1,666,017
Legal settlement	22,500,000	—	—
Inducement interest	7,904,353	195,927	—
Interest expense associated with warrant extension	—	—	826,252
Interest expense associated with warrant tender offer	—	—	393,685
Interest expense associated with conversion of notes	—	—	2,352,045
Interest expense associated with accretion of convertible notes payable	6,615,146	512,594	—
Change in fair value of derivative liabilities	9,541,704	(1,666,469)	(1,690,935)
Stock-based compensation	6,547,803	3,388,095	1,290,777
Loss on extinguishment of convertible note	—	1,519,603	—
Deferred income tax benefit	—	(2,826,919)	—
Changes in current assets and liabilities:
(Increase) in inventories	(19,146,678)	—	—
Decrease in miscellaneous receivables	90,824	(90,824)	—
Decrease (increase) in prepaid expenses	(1,576,437)	(464,201)	2,256,173
Increase (decrease) in accounts payable and accrued expenses	19,039,667	1,741,370	12,365,959

Net cash used in operating activities	(68,803,615)	(50,466,164)	(29,897,971)

Cash flows from investing activities:
Intangibles	—	(19,553)	—
Furniture and equipment purchases	(41,095)	(25,731)	—

Net cash used in investing activities	(41,095)	(45,284)	—

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	12,665,799	38,268,839	25,224,212
Proceeds from sale of preferred stock	13,409,000	3,083,700	—
Proceeds from stock option excercises	5,602,541	—	—
Proceeds from warrant exercises	38,421,468	—	3,161,131
Principal paid on maturity of short-term convertible notes	(460,000)	—	—
Convertible note redemptions paid in cash	(1,725,000)	—	—
Exercise of option to repurchase shares held in escrow	(8,342)	—	—
Payment of bonuses and payroll taxes related to tender of common stock for income tax withholding	(88,568)	—	(102,064)
(Release) proceeds of funds held in trust for warrant tender offer	(843,599)	853,599	—
Proceeds from convertible note payable, net	15,000,000	15,460,000	4,888,500
Payment of debt issuance costs	—	(583,200)	—
Repayment of principal and interest on convertible note	—	—	(259,157)
Payment of offering costs	(2,303,268)	(4,336,426)	(3,558,789)

Net cash provided by financing activities	79,670,031	52,746,512	29,353,833

Net change in cash	10,825,321	2,235,064	(544,138)
Cash, beginning of period	3,466,509	1,231,445	1,775,583

Cash, end of period	$14,291,830	$3,466,509	$1,231,445

See accompanying notes to consolidated financial statements.

	Year Ended
	May 31, 2020	May 31, 2019	May 31, 2018

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$242,817	$—	$9,157

Non-cash investing and financing transactions:
Derivative liability associated with warrants	$11,948,972	$—	$—

Common stock issued for accrued bonus compensation	$154,552	$—	$214,263

Accrued dividends on Series D Convertible Preferred stock	$272,115	$—	$—

Common stock issued for services	$2,620	$8,342	$260,190

Accrued dividends on Series C Convertible Preferred stock	$671,971	$37,351	$—

Issuance of stock for note payable redemption and conversions	$14,938,193	$1,455,000	$5,788,500

Accrued interest converted into note payable	$153,876	$225,245	$—

Common stock issued for acquisition of ProstaGene, LLC	$—	$11,558,000	$—

Beneficial conversion feature and fair value of warrant issued with note payable	$—	$3,534,992	$—

Debt discount associated with convertible notes payable	$—	$3,059,159	$1,574,628

Derivative liability associated with a convertible note payable	$—	$2,750,006	$—

Financing costs associated with placement agent warrants	$—	$260,635	$70,383

Common stock issued for accrued interest payable	$—	$—	$242,158

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2020

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

More recently, the Company is expanding the clinical focus with leronlimab to include evaluating its effectiveness in multiple other autoimmune indications where CCR antagonism has shown initial promise, as well as the novel coronavirus disease (“COVID-19”). The Company targets leronlimab treatment as a therapy for patients who experience respiratory complications as a result of contracting COVID-19. The Company believes leronlimab provides therapeutic benefit by enhancing the immune response while mitigating the “cytokine storm” that leads to morbidity and mortality in patients experiencing this syndrome.

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

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $124,403,402, $56,186,660 and $50,149,681 for the years ended May 31, 2020, May 31, 2019, and May 31, 2018, respectively, and has an accumulated deficit of $354,710,895 as of May 31, 2020. These factors, among several others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced, nor does it expect to experience any losses related to these balances. Balances in excess of federally insured limits at May 31, 2020 and May 31, 2019 approximated $14.0 million and $3.3 million, respectively, which included restricted cash of approximately $0.0 million and $0.9 million, respectively.

Identified Intangible Assets

The Company follows the provisions of FASB ASC Topic 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the years ended May 31, 2020, May 31, 2019, and May 31, 2018. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Note 8.

Research and Development

Research and development costs are expensed as incurred. Clinical trial costs incurred through third-parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third-parties under research and development collaboration arrangements or other contractual agreements, the milestone payment obligations are expensed when the milestone conditions are probable and the amount of payment is reasonably estimable.

Inventories

The Company values inventory at the lower of cost or net realizable value using the average cost method. Inventories currently consist solely of specialized raw materials to be used for commercial production of the

Company’s biologic, leronlimab, which is awaiting regulatory approval. Inventory purchased in preparation for product launches is evaluated for recoverability by considering the likelihood that revenue will be obtained from the future sale of the related inventory, in light of the status of the product within the regulatory approval process. The Company evaluates its inventory levels on a quarterly basis and writes down inventory that has become obsolete, or has a cost in excess of its expected net realizable value, and inventory quantities in excess of expected requirements. In assessing the lower of cost or net realizable value to pre-launch inventory, the Company relies on independent analysis provided by a third-party knowledgeable of the range of likely commercial prices of current comparable commercial product.

Inventories Procured or Produced in Preparation for Product Launches

The Company capitalizes inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when the results of clinical trials have reached a status sufficient to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory may no longer qualify for capitalization.

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

Fair Value of Financial Instruments

At May 31, 2020 and May 31, 2019, the carrying value of the Company’s cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. The Company carries derivative financial instruments at fair value as required by U.S. GAAP.

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

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of May 31, 2020 and May 31, 2019 is as follows:

	Fair Value Measurement at May 31, 2020 (1)		Fair Value Measurement at May 31, 2019 (1)
	Using Level 3	Total	Using Level 3	Total
Liabilities:
Derivative liability - convertible note redemption provision	$—	$—	$2,005,137	$2,005,137
Derivative liability - warrants	—	—	402,132	402,132

Total liability	$—	$—	$2,407,269	$2,407,269

(1)

The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of May 31, 2020 and May 31, 2019. As of May 31, 2020, there were no longer any assets or liabilities measured at fair value using Level 3 inputs because all derivative warrants and convertible debt had been converted according to the terms of the agreements.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from inception to May 31, 2020:

Investor warrants issued with registered direct equity offering	$4,360,000
Placement agent warrants issued with registered direct equity offering	819,200
Fair value adjustments	(3,855,468)

Balance at May 31, 2018	1,323,732
Inception date value of redemption provisions	2,750,006
Fair value adjustments - convertible notes	(744,869)
Fair value adjustments - warrants	(921,600)

Balance at May 31, 2019	$2,407,269
Fair value adjustments - convertible notes	(2,005,137)
Fair value adjustments - warrants	11,546,840
Exercise of derivative warrants	(11,948,972)

Balance at May 31, 2020	$—

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

Common Stock

Under the Company’s Certificate of Incorporation, as amended, the Company is authorized to issue up to 800,000,000 shares of common stock. As of May 31, 2020, the Company had 518,975,572 shares of common stock outstanding.

Preferred Stock

The Company’s Board is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of May 31, 2020, the Company had 400,000 shares authorized and 92,100 shares outstanding of Series B convertible preferred stock, 8,203 shares authorized and outstanding of Series C convertible preferred stock, and 11,737 shares authorized and 8,452 shares outstanding of Series D convertible preferred stock. The remaining authorized preferred shares have no specified rights.

Treasury Stock

As of the year ended May 31, 2020, the Company holds 286,008 shares of $0.001 par value common stock as treasury stock.

Debt Discount

During the years ended May 31, 2020, May 31, 2019 and May 31, 2018, the Company incurred approximately $2.1 million, $4.2 million, and $1.5 million, respectively, of debt discount related to the issuance of convertible promissory notes, as described in Note 5. The discount was amortized over the life of the convertible promissory notes and the Company recognized approximately $1.6 million, $1.7 million, and $1.6 million, of related amortization expense for the years ended May 31, 2020, May 31, 2019 and May 31, 2018, respectively.

Debt Issuance Costs

During the years ended May 31, 2020 and May 31, 2019, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 5, and recorded approximately $0.0 million and $1.0 million, respectively, of debt issuance costs. The Company recognized approximately $0.4 million, $0.5 million, and $0.4 million of related amortization expense for the years ended May 31, 2020, May 31, 2019 and May 31, 2018, respectively.

Offering Costs

During the years ended May 31, 2020, May 31, 2019 and May 31, 2018, the Company incurred approximately $2.3 million, $4.3 million, and $3.5 million respectively, in direct incremental costs associated with the sale of equity securities. The offering costs were recorded as a component of equity upon receipt of the proceeds, as fully described in Notes 11, 12, and 13.

Stock Based Compensation for Services

The Company periodically issues warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Loss per Common Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 131,360,528, 178,591,849; and 132,385,269 shares of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended May 31, 2020, May 31, 2019 and May 31, 2018, respectively. As of May 31, 2020 and May 31, 2019 the Company had convertible notes outstanding, including accrued interest, that could convert into 3,864,298 and 11,345,852 common shares, respectively; and shares of Series D, Series C and Series B convertible preferred stock, including undeclared dividends, that could potentially convert in the aggregate into 30,129,860, and 7,973,911 common shares, respectively.

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

In accordance with Section 15 of the Internal Revenue Code, we utilized a federal statutory rate of 21% for our fiscal 2020 and 2019 tax years. The Company had no net tax expense for the year ended May 31, 2020 and a tax benefit of $2.8 million for the year ended May 31, 2019. The Company has a full valuation allowance as of May 31, 2020 and May 31, 2019, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

Note 3 – Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”) (including its Emerging Issues Task Force), the AICPA and the SEC did not, or are not, believed by management to have a material effect on the Company’s present or future financial statements.

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

In July 2017, the FASB issued “ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company adopted ASU 2017-11 for the year ended May 31, 2020, and applied ASU 2017-11 on a full retrospective basis. Prior to fiscal year 2020 the company did not evaluate the impact of ASU 2017-11. The effect of the restrospective and current period adoption is immaterial to the Company’s financial statements.

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements.

Note 4 – Inventories

The Company’s inventory as of May 31, 2020 and May 31, 2019 was $19,146,678 and $0, respectively. Inventory as of May 31, 2020 consisted of raw materials purchased for use in the commercial manufacturing of pre-launch inventories of leronlimab to support the Company’s expected approval of the product as a combination therapy for HIV patients in the United States. The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from Phase 3 clinical trial results, and information gathered from pre-filing meetings with the FDA for the BLA. The BLA was initially submitted with the FDA in April 2020 and the BLA submission was completed on May 11, 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information, and the Company has requested a Type A meeting to discuss the FDA’s request for additional information, which the Company expects will be resolved on a timely basis during calendar year 2020.

Note 5 – Convertible Instruments

Series D Convertible Preferred Stock

On January 28, 2020, the Company filed a certificate of designation (the “Series D Certificate of Designation”) to authorize 11,737 shares of Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), and on January 31, 2020 issued 7,570 shares of Series D Convertible Preferred Stock, at $1,000.00 per share for cash proceeds totaling approximately $7,565,000, net of offering costs of $5,000. On March 13, 2020, the Company issued an additional 882 shares of Series D Preferred Stock at $1,000.00 per share resulting in net proceeds of $882,000. As of May 31, 2020, 8,452 shares remain outstanding. The Series D Certificate of Designation provides, among other things, that holders of Series D Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, to be paid, at the option of the holder, in cash or in shares of common stock at the rate of $0.50 per share. Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock shall be cumulative and there are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Dividends are to be paid annually in arrears on the last day of December each year. The Series D Preferred Stock does not have redemption rights. The stated value per share for the Series D Preferred Stock is $1,000.00 (the “Series D Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock will be entitled, on a pari passu basis with the holders of the Series C Preferred Stock and in preference to any payment or distribution to any holders of the Series B Preferred Stock or Common Stock, an amount per share equal to the Series D Stated Value plus the amount of any accrued and unpaid dividends.. If, at any time while the Series D Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series D Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of common stock determined by dividing the Series D Stated Value by the conversion price of $0.80 (subject to adjustment as set forth in the certificate of designation for the Series D Preferred Stock). No fractional shares will be issued upon the conversion of the Series D Preferred Stock. Except as otherwise provided in the Series D Certificate of Designation or as otherwise required by law, the Series D Preferred Stock has no voting rights. As of May 31, 2020, the accrued dividends were approximately $272,000, or 544,000 shares of common stock. There were no accrued dividends as of May 31, 2019.

Series C Convertible Preferred Stock

On March 20, 2019, the Company filed a certificate of designation (the “Series C Certificate of Designation”) to authorize 5,000 shares and issued 3,246 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), at $1,000.00 per share for cash proceeds totaling $3,083,700, net of placement agent fees of $162,300. On August 29, 2019, the Company issued the remaining 1,754 shares of Series C Preferred Stock at $1,000.00 per share for cash proceeds totaling $1,542,545, net of placement agent fees and legal fees totaling $211,455. On October 11, 2019, the Company amended its certificate of designation to authorized an increase in authorized Series C Preferred Stock from 5,000 shares to 20,000 shares. Between October 21, 2019 and November 8, 2019, the Company issued an additional 2,788 shares of Series C Convertible Preferred Stock, and on December 6, 2020 the Company issued 415 shares of Series C Convertible Preferred Stock. On January 28, 2020, the Company further amended its Series C Certificate of Designation to reduce the number of authorized shares of Series C Preferred Stock from 20,000 shares to 8,203 shares, all of which remain outstanding as of May 31, 2020. The Series C Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock, which dividends shall accrue whether or not declared. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Dividends are to be paid annually in arrears on the last day of December each year. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000.00 (the “Series C Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be paid, on a pari passu basis with the holders of the Series D Preferred Stock and prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Series C Stated Value and the amount of any accrued and unpaid dividends. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any Fundamental Transaction, a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Series C Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Series C Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of May 31, 2020, the accrued dividends were approximately $709,000 or 1,419,000 shares of common stock. There were no accrued dividends as of May 31, 2019.

Series B Convertible Preferred Stock

During fiscal 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 92,100 shares remained outstanding at May 31, 2020. Each share of the Series B Preferred Stock is convertible into ten shares of the Company’s common stock. At the option of the Company, dividends on the Series B Preferred Stock may be paid in cash or shares of the Company’s common stock, valued at $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to 100,000,000. At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B Preferred Stock was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B Preferred Stock holders of approximately $6,000,000. The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share, plus any accrued and unpaid dividends. Dividends are payable to the Series B Preferred Stock holders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. Except as provided by law, the Series B holders have no voting rights. As of May 31, 2020, and May 31, 2019, the undeclared dividends were approximately $245,000 or 490,000, shares of common stock, and approximately $222,000, or 444,000 shares of common stock, respectively. On July 30, 2020, in connection with the conversion of 5,000 shares of Series B Preferred Stock to common stock, the Company paid to the holders of the Series B Preferred Stock a dividend of $243,285. As of July 30, 2020, there are 87,100 shares of Series B Preferred Stock outstanding.

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

The fair value of the warrants, coupled with the beneficial conversion features, were recorded as a debt discount to the 2018 Short-term Convertible Notes and a corresponding increase to additional paid-in capital was amortized over the term of the 2018 Short-term Convertible Notes. The Company incurred debt discount of approximately $1.6 million related to the beneficial conversion feature and detachable warrants issued with the notes during the year ended May 31, 2018. Accordingly, the Company recognized approximately $-0- and $1.6 million of non-cash debt discount during the year ended May 31, 2019 and May 31, 2018, respectively. In connection with the 2018 Short-term Convertible Notes, the Company incurred direct issuance costs of approximately $0.4 million during the year ended May 31, 2018. The issuance costs were amortized over the term of the 2018 Short-term Convertible Notes and accordingly the Company recognized approximately $-0- and $0.4 million of debt issuance costs during the years ended May 31, 2019 and May 31, 2018, respectively. On January 31, 2018, in connection with a registered direct equity offering, as fully described in Note 13, the 2018 Short-term Convertible Notes in an aggregate principal amount of $5,788,500, plus accrued unpaid interest of approximately $243,000 were sold for 12,062,728 shares of common stock. The 2018 Short-term Convertible Note investors also received warrants to purchase 7,718,010 shares of common stock. The securities were sold at a combined purchase price of $0.50 per share of common stock and related warrants, for aggregate gross proceeds to the Company of approximately $6.0 million. In 2018, the Company repaid one 2018 Short-term

Convertible Note, including accrued interest in the aggregate of approximately $259,000. During the years ended May 31, 2020, May 31, 2019 and May 31, 2018, the Company recognized approximately $-0-, $-0- and $75,000, of interest expense related to the note.

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

During April 2020, the holders of the remaining outstanding 2019 Short-term Convertible Note in the aggregate principal amount of $4,116,005, including accrued but unpaid interest, tendered notices of conversion at the stated conversion rate of $0.50. The Company issued 8,232,006 shares of common stock in satisfaction of the conversion notices.

Activity related to the 2019 Short-term Convertible Notes was as follows:

	May 31, 2020	May 31, 2019	May 31, 2018
Face value of Short-term convertible Notes	$5,460,000	$5,460,000	$—

Unamortized discount	—	(1,469,625)	—
Unamortized issuance costs	—	(404,340)	—
Accrued interest converted into principal	153,876	—	—
Note repayment	(460,000)	—	—
Note conversions into common stock	(5,153,876)	—	—

Carrying value of Short-term Convertible Notes	$—	$3,586,035	$—

The Company recognized approximately $444,000, $213,000, and $-0- of interest expense for the fiscal years ended May 31, 2020, May 31, 2019, and May 31, 2018, respectively.

Long-term Convertible Notes - June 2018 Note

On June 26, 2018, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note (the “June 2018 Note”) with a two-year term to an institutional accredited investor in the initial principal amount of $5.7 million. The investor gave consideration of $5.0 million to the Company. The June 2018 Note bears interest of 10% and is convertible into common stock, at a conversion rate of $0.55 per share. The June 2018 Note provided for conversion in total, or in part, of the outstanding balance, into common stock of the Company at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the June 2018 Note, and allowed for redemption, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $350,000. The securities purchase agreement required the Company to reserve shares for future conversions or redemptions by dividing the outstanding principal balance plus accrued interest by the conversion price of $0.55 per share times 1.5. As a result of the entry into the January 2019 Note (as defined below), the Company’s obligations under the June 2018 Note were secured by all of the assets of the Company, excluding the Company’s intellectual property.

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

During the twelve months ended May 31, 2020 and May 31, 2019, the Company recognized approximately $383,000 and $386,000, of interest expense related to the June 2018 Note. During the twelve months ended May 31, 2019, the Company received redemption notices from the holder of the Company’s June 2018 Note, requesting an aggregate redemption of $1,455,000 of the outstanding balance thereof. In satisfaction of the redemption notices, the Company issued shares of common stock totaling 3,756,406 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. During the year ended May 31, 2020, the Company received a redemption notice requesting an aggregate redemption of $4,476,000 settling the remaining outstanding balance in full, including accrued but unpaid interest. In satisfaction of the redemption notice, the Company issued shares of common stock totaling 8,512,622 and paid cash totaling $525,000 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the June 2018 Note has been fully satisfied and there is no outstanding balance.

Long-term Convertible Notes - January 2019 Note

On January 30, 2019, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note (the “January 2019 Note”) with a two-year term to the holder of the June 2018 Note in the initial principal amount of $5.7 million. In connection with the issuance of the January 2019 Note, the Company granted a lien against all of the assets of the Company, excluding the Company’s intellectual property, to secure all obligations owed to the investor by the Company (including those under both the January 2019 Note and the June 2018 Note). The investor gave consideration of $5.0 million to the Company, reflecting original issue discount of $0.6 million and issuance costs of $0.1 million. The January 2019 Note bears interest of 10% and is convertible into common stock, at $0.50 per share. The January 2019 Note provided for conversion in total, or in part, of the outstanding balance, into common stock of the Company at any time upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the Note. The Company analyzed the conversion option for derivative accounting treatment under ASC 815 and determined that the embedded conversion option did not qualify for derivative accounting.

The January 2019 Note provided the investor may redeem any portion of the January 2019 Note upon five trading days’ notice, subject to a maximum monthly redemption amount of $350,000. The monthly redemption amount may be paid in cash or stock, at the Company’s election, at the lesser of (i) $0.50, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The redemption provision meets the definition of a derivative instrument and does not meet the criteria to be considered indexed to the Company’s own stock. Therefore, the redemption provision requires bifurcation as a derivative liability at fair value under the guidance in ASC Topic No. 815 (“ASC 815”). The securities purchase agreement requires the Company to reserve 20,000,000 shares for future conversions or redemptions.

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

January 30, 2019
Fair value of redemption provision	$1,465,008
Relative fair value of equity classified warrants	858,353
Beneficial conversion feature	2,676,639

Net proceeds of January 2019 Note	$5,000,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the years ended May 31, 2020 and May 31, 2019, the Company recognized approximately $6,145,000 and $126,000, respectively, of interest expense related to the January 2019 Note. Interest expense recorded during the year ended May 31, 2020 included approximately $5,760,000 representing accretion of the remaining unamortized discount on the Note which was recognized immediately upon conversion of the debt in accordance with ASC 470-20-40-1. During the year ended May 31, 2020, the Company received a redemption notice from the holder of the Company’s January 2019 Note, requesting an aggregate redemption of approximately $6,271,000 settling the remaining outstanding balance in full, including accrued interest. In satisfaction of the redemption notice, the Company issued shares of common stock totaling 10,842,255 and paid cash totaling $850,000 to the January 2019 Note holder in accordance with the terms of the January 2019 Note. Following the redemption, the January 2019 Note has been fully satisfied and there is no outstanding balance.

Activity related to the June 2018 Note and the January 2019 Note is as follows:

	Short Term	Long Term	Total
June 2018 Note	$2,100,000	$3,600,000	$5,700,000
Monthly redemption provision	2,100,000	(2,100,000)	—
Note amendment, net	—	111,410	111,410
Redemptions	—	(1,455,00)	(1,455,00)
Interest accretion - June 2018 and January 2019 Notes	—	298,158	298,158

Carrying value of Notes at May 31,	4,200,00	454,568	4,654,568
Redemptions	(10,688,640)	(56,597)	(10,745,237)
Interest accretion - June 2018	6,488,640	38,838	6,527,478
Extinguishment of note	—	(436,809)	(436,809)

Carrying value of Notes at May 31, 2020	$—	$—	$—

March 31, 2020 Convertible Promissory Note

On March 31, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year maturity to an institutional accredited investor in the initial principal amount of $17.1 million. The Company received consideration of $15.0 million, reflecting an original issue discount of $2.1 million. The Note is secured by all of the assets of the Company, excluding the Company’s intellectual property.

Interest accrues on the outstanding balance of the Note at 10% per annum. Upon the occurrence of an Event of Default, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any Event of Default, the Investor may accelerate the outstanding balance payable under the Note, which will increase automatically upon such acceleration by 15%, 10% or 5%, depending on the nature of the Event of Default.

The Investor may convert all or any part the outstanding balance of the Note into shares of Common Stock at an initial conversion price of $4.50 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the Note. On April 3, 2020, the Company amended the Note limiting monthly issuances of Common Stock resulting from conversions to 1,000,000 shares in any calendar month during the first six months (“April 3, 2020 Conversion Limitation Amendment”), and further amended the Note to remove this conversion limitation in July 2020. In addition to standard anti-dilution adjustments, the conversion price of the Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The Note provides for liquidated damages upon failure to deliver Common Stock within specified timeframes.

The Investor may redeem any portion of the Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $950,000. The Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the Note, in part or in full, at a 15% premium to par value, at any time upon fifteen trading days’ notice.

Investor may sell Conversion Shares pursuant to a registration statement prior to the date that is six (6) months from the issue date and will be limited to 1,000,000 shares per calendar month (the “Volume Limitation”);

provided, however, in the event any intra-day trading price of the Common Stock during the applicable time period meets or exceeds $4.50 per share then the Volume Limitation shall not apply for the remainder of the calendar month or the five trading days thereafter, whichever is longer.

Pursuant to the terms of the Agreement and the Note, the Company must obtain the Investor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $15 million. Upon any such approval, the outstanding principal balance of the Notes shall increase automatically by 5% upon the issuance of such additional debt.

The Company agreed to use commercially reasonable efforts to file a Registration Statement on Form S-3 with the SEC by April 30, 2020 registering a number of shares of Common Stock sufficient to convert the entire Outstanding Balance of the Note plus, if legally permissible, 1,666,668 shares of Common Stock from Investor’s February 12, 2020 warrant exercise plus 833,332 shares of Common Stock from Investor’s February 4, 2020 warrant exercise, which S-3 was declared effective on May 11, 2020.

The embedded conversion feature in the secured convertible promissory Note was analyzed under ASC 815 to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s stock upon issuance.

Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. We reconsider the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.

The original issue discount of $2.1 million related to these convertible notes has been recorded as a discount on the convertible notes and the discount is being amortized over the term of the convertible note. Amortization of debt discounts during the year ended May 31, 2020 amounted to $175,000 and are recorded as interest expense in the accompanying consolidated statements of operations. The unamortized discount balance for the Note of $1,925,000 as of May 31, 2020, is being amortized over the term of the Note.

Note 6 – Derivative Liabilities

The investor and placement agent warrants issued in connection with a registered direct offering in September 2016 contained a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange, whereby such other Person or group acquires more than 50% of the outstanding common stock). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrant holder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and are recorded at fair value.

The following tables summarizes changes in the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, prior year end date May 31, 2019 and current year end date May 31, 2020.

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,333,334	$5,179,200
Change in fair value of derivative liability	—	(4,777,068)

Balance May 31, 2019	7,733,334	402,132
Change in fair value of derivative liability	—	11,546,840
Fair value of warrants exercised	7,733,334	(11,948,972)

Balance May 31, 2020	—	$—

Changes in the fair value of the derivative liability are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. During the years ended May 31, 2020 and May 31, 2019 the Company recognized a net, non-cash (loss) gain of approximately ($11.5) million, and $0.9 million, respectively, due to the changes in the fair value of the liability associated with such classified warrants.

ASC 820 “Fair Value Measurement” provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, and May 31, 2019 using the following assumptions:

	September 15, 2016	May 31, 2019
Fair value of underlying stock	$0.78	$0.39
Risk free rate	1.20%	1.94%
Expected term (years)	5	2.29
Stock price volatility	106%	61%
Expected dividend yield	—	—
Probability of fundamental transaction	50%	50%
Probability of holder requesting cash payment	50%	50%

The Warrants were fully exercised by May 31, 2020.

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

As described above in Note 5 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019, and May 31, 2019:

			May 31, 2019
	November 15, 2018	January 30, 2019	June Note	January Note
Fair value of underlying stock	$0.57	$0.49	$0.39	$0.39
Risk free rate	2.78%	2.52%	2.21%	1.95%
Expected term (in years)	1.61	2	1.07	1.67
Stock price volatility	58.8%	61%	62.2%	62.2%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%

As discussed above, the June 2018 and January 2019 Notes have been fully satisfied and there is no outstanding balance as of May 31, 2020.

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

			$2,005,137

The Company recognized approximately $2,005,000 and $352,000 of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the year ended May 31, 2020 and May 31, 2019, respectively.

Note 7 – Stock Options and Warrants

The Company has one active stock-based equity plan at May 31, 2020, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan. The 2012 Plan was amended by stockholder approval in February 2015 to increase the number of shares available for issuance from 3,000,000 to 5,000,000 shares of common stock,in March 2016 to increase the number of shares available for issuance from 5,000,000 to 7,000,000 shares of common stock, in August 2017 to increase the number of shares available for issuance from 7,000,000 to 15,000,000 shares of common stock and in May 2019 to increase the number of shares available for issuance from 15,000,000 to 25,000,000 shares of common stock. As of May 31, 2020, the Company had 1,162,511 shares available for future stock-based grants under the 2012 Plan, as amended.

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

During the year ended May 31, 2020, the Company granted annual stock option awards to directors to purchase a total of 3,236,815 shares of common stock with an exercise prices ranging between $0.39 and $2.25 per share. The period over which option awards vest vary, 2,512,329 of the options vest immediately at the grant date and 724,486 options vest quarterly over one year. All awards have a ten-year term and grant date fair values ranging from $0.19 per share to $1.65 per share.

During the year ended May 31, 2020, the Company granted, to executive management, employees and consultants, stock options covering an aggregate of 8,690,000 shares of common stock with exercise prices ranging between $0.30 and $1.10 per share. The option awards vesting periods vary, 437,500 options vest quarterly over a one year period, 890,000 options vest annually over a three year period, 1,112,500 vest monthly over a one year period, 1,650,000 vest upon the Company reaching certain performance milestones with regard to its submission of its BLA for HIV combination therapy to the FDA, and 4,600,000 vest immediately at the grant date. All option awards have a ten-year term and grant date fair values ranging from $0.12 per share to $0.79 per share.

During the year ended May 31, 2020, the Company issued 8,723,070 shares of common stock in connection with the exercise of stock options covering an aggregate of 8,753,828 shares. The stated exercise price ranged from $0.39 to $1.09 per share which resulted in aggregate gross proceeds of approximately $5.6 million.

Warrants

On June 15, 2018, in connection with a registered direct equity offering, as fully described in Note 13, the Company issued warrants covering 1,970,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share. In connection with the registered direct offering, the Company also issued warrants covering 133,600 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.55 per share.

During the year ended May 31, 2019, in connection with a private equity offering, as fully described in Note 12, the Company issued warrants covering a total of 23,487,585 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.75 per share. In connection with this offering, the Company also issued warrants covering 4,446,917 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

During the year ended May 31, 2019 the Company issued compensable warrants covering an aggregate of 300,000 shares of common stock to consultants. The warrants have a five-year term, an exercise price of $0.56 per share and a grant date fair value of $0.30 per share. In addition, the Company issued a warrant covering 500,000 shares of common stock to a director. The warrant has a ten-year term, an exercise price of $0.51 per share and a grant date fair value of $0.28 per share.

During the year ended May 31, 2019 in connection with the offering of 2019 Short-term Convertible Notes, as fully described in Note 5, the Company issued warrants covering a total of 5,460,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.30 per share. In connection with this offering, the Company also issued warrants covering 972,000 shares of common stock to the placement agent. The placement agent warrants have a five-year term, an exercise price of $0.50 per share and a cashless exercise provision.

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

During the year ended May 31, 2019, in connection with the sale of Series C Convertible Preferred Stock, the Company issued warrants covering a total of 3,895,000 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share. In connection with this offering, the Company issued warrants to two lead investors covering an aggregate of 1,000,000 shares of common stock. The lead investor warrants have a five-year term, and an exercise price of $0.50 per share.

On April 5, 2019 and April 15, 2019, in connection with a registered direct equity offering, as fully described in Note 13, the Company issued warrants covering 5,465,500 shares of common stock to investors. The investor warrants have a five-year term and an exercise price of $0.50 per share. In connection with the registered direct offering, the Company also issued warrants covering 938,790 shares of common stock to the placement agent. The placement agent warrants have a five-year term and an exercise price of $0.50 per share.

On March 13, 2020, in connection with the sale of Series D convertible preferred stock the Company issued warrants covering a total of 275,625 shares of common stock to investor. The investor warrants have an exercise price of $1.00 per share and a five-year term.

During the year ended May 31, 2020, the Company issued 42,029,203 shares of common stock in connection with the exercise of 45,305,642 warrants. The stated exercise price ranged from $0.30 to $1.35 per share, which resulted in aggregate gross proceeds of approximately $20.5 million.

Compensation expense related to stock options and warrants for the fiscal years ended May 31, 2020, May 31, 2019 and May 31, 2018 was approximately $6.5 million, $3.4 million and $1.3 million, respectively. The grant date fair value of options and warrants vested during the fiscal years ended May 31, 2020, May 31, 2019, and May 31, 2018 was approximately $3.3 million, $2.1 million, and $1.4 million, respectively. As of May 31, 2020, there was approximately $0.8 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted-average period of approximately 8.04 years.

The following table represents stock option and warrant activity for the years ended May 31, 2019 and May 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding—May 31, 2018	132,385,269	$0.80	3.78	$3,673

Granted	64,834,121	$0.57	—	—
Exercised	(7,541,279)	$0.40	—	—
Forfeited/expired/cancelled	(11,086,262)	$0.81	—	—

Options and warrants outstanding—May 31, 2019	178,591,849	$0.71	3.66	$896,400

Granted	57,720,125	$0.47	—	—
Exercised	(101,852,619)	$0.56	—	—
Forfeited/expired/cancelled	(3,098,826)	$0.74	—	—

Options and warrants outstanding—May 31, 2020	131,360,529	0.65	5.79	$302,961,000

Outstanding exercisable—May 31, 2020	131,357,234	$0.65	3.79	$295,704,000

Note 8 – Acquisition of patents and intangibles

As discussed in Note 9 below, the Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the PRO 140 drug substance. The Company followed the guidance in ASC 805 “Business Combinations” to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of May 31, 2020 and 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets related to the patent rights acquired. The Company estimates the acquired patent has an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2031 and 2038, respectively, in various countries.

On November 16, 2018, the Company completed the acquisition of substantially all of the assets of ProstaGene, LLC (“ProstaGene”), a biotechnology start-up company, which included patents related to clinical research, a proprietary CCR5 technology for early cancer diagnosis, and a noncompetition agreement with ProstaGene’s founder and Chief Executive Officer, Dr. Pestell. The Company accounted for the ProstaGene acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets retained from ProstaGene do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the proprietary technology and patents) and, thus, is not considered a business. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs. The acquisition of ProstaGene’s assets expanded the Company’s clinical development of leronlimab (PRO 140) into cancer indications and potential commercialization of certain cancer diagnostic tests. The aggregate purchase price paid for the ProstaGene acquisition was $11,558,000 based on the issuance of 20,278,000 shares of the Company’s common stock at $0.57 per share, including 1,620,000 shares earned, but not yet issued, to the investment bank for advisory services. In connection with the purchase, the Company entered into a Stock Restriction Agreement with Dr. Pestell, (the “Stock Restriction Agreement”), restricting the transfer of 8,342,000 shares of common stock payable to Dr. Pestell for a three-year period from the closing date of the ProstaGene transaction (the “Restricted Shares”). The Stock Restriction Agreement provided that in the event Dr. Pestell’s employment with the Company is terminated by Dr. Pestell not for Good Reason or by the Company for Cause, as defined in Dr. Pestell’s employment agreement with the Company, the Company will have an option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The Restricted Shares will vest and be released from the Stock Restriction Agreement in three equal annual installments commencing one year after the closing date of the acquisition of ProstaGene. On July 25, 2019, the Company’s Board terminated the employment of Dr. Richard G. Pestell prior to the vesting of any of the Restricted Shares. The vesting and/or release or forfeiture of the Restricted Shares is currently subject to litigation between the Company and Dr. Pestell.

A summary of the net purchase price and allocation to the acquired assets is as follows:

Prostagene LLC
CytoDyn Inc. Equity	$11,558,000
Acquisition Expenses	741,297
Release of Deferred Tax Asset	2,826,919

Total Cost of Acquisition	$15,126,216

Intangible Assets	$15,126,216
Other	—

Allocation of Acquisition Costs	$15,126,216

Assets acquired from ProstaGene include (1) patents issued in the United States and Australia related to “Prostate Cancer Cell Lines, Gene Signatures and Uses Thereof” and “Use of Modulators of CCR5 in the Treatment of Cancer and Cancer Metastasis,” (2) an algorithm used to identify a 14-gene signature to predict the likelihood and severity of cancer diagnoses, and (3) a noncompetition agreement in connection with an employment agreement with Dr. Pestell as Chief Medical Officer of the Company. The fair value of the assets acquired approximates the consideration paid. The Company did not assume any liabilities. The fair value of the technology acquired is identified using the Income Approach. The fair value of the patents acquired is identified using the Cost to Reproduce Method. The fair value of noncompetition agreement acquired is identified using the Residual Value Method. Goodwill is not recorded as the transaction represents an asset acquisition in accordance with ASU 2017-01. Acquisition costs for asset acquisitions are capitalized and included in the total cost of the transaction. In addition, pursuant to ASC 805, the net tax effect of the deferred tax liability arising from the book to tax basis differences is recorded as a cost of the acquisition

As of May 31, 2020 and 2019, the Company has recorded and is amortizing $4,600,000 of intangible assets in the form of patents attributable to the PRO 140 acquisition and the ProstaGene transaction. The Company estimates the acquired patents have an estimated life of ten years. Subsequent to the acquisition dates, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using PRO 140 and formulations comprising PRO 140 out through at least 2031 and 2038, respectively, in various countries.

The following presents intangible assets activity, inclusive of patents:

	May 31, 2020	May 31, 2019
Gross carrying amounts	$3,500,000	$3,500,000
Intangible asset acquisition:
ProstaGene, LLC	15,126,216	15,126,216
Website development costs	19,553	19,553
Accumulated amortization	(5,189,897)	(3,170,315)

Total amortizable intangible assets, net	13,455,872	15,475,454
Patents currently not amortized	—	—

Carrying value of intangibles, net	$13,455,872	$15,475,454

Amortization expense related to all intangible assets was approximately $2,020,000 for the fiscal year ended May 31, 2020, approximately $1,237,000 for the fiscal year ended May 31, 2019 and approximately $350,000 for the fiscal year ended May 31, 2018. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated to be approximately $2.0 million for the next year, approximately $1.7 million the following year, approximately $1.2 million for the next year, and $1.0 million per year for the following 2 years.

Note 9 – License Agreements

The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues annual license fees of £600,000 (approximately US$741,000 utilizing current exchange rates), which fees are payable annually in December. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2% of net sales, depending upon who serves as the manufacturer, when the Company commences their first commercial sale, which will continue as long as the license agreement is maintained. For the fiscal year ended May 31, 2020 the Company had recorded a prepaid asset of approximately $100,000 recorded related to this arrangement. For the year ended May 31, 2019 the Company had recorded an accrued liability of approximately $160,000 related to this arrangement.

Note 10 – Commitments and Contingencies

During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. As of fiscal year end 2020, the Company delivered to Samsung purchase orders totaling approximately $28 million related to the manufacture of leronlimab and payments totaling $14 million, with additional payments scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount of the purchase order. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The first forecast schedules 11 manufacturing batches all beginning in the first quarter of fiscal year 2021, setting forth the total quantity of commercial grade leronlimab that the Company expects to require in the following years. The Company estimates that initial ramp-up costs to manufacture commercial grade leronlimab at scale could total approximately $116 million, with approximately $69 million payable over the course of calendar 2020, of which $30 million has been paid as of the date of this filing, and approximately $23 million payable during calendar 2021, and approximately

$24 million payable in Janaury of 2022. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement. The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two-year periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and the Company may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

On May 22, 2020, the Company entered into a Drug Product Manufacturing Services Agreement with Samsung (the “Samsung Vial Filling Agreement”), pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval inspection, and commercial supply of leronlimab. Under the terms of the Samsung Vial Filling Agreement, the Company is obligated to have specified minimum quantities of vials filed with leronlimab by Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The Company has not provided a forecast to Samsung, however based on set-up related costs and manufacturing commitments pursuant to the Samsung Agreement the Company expects to deliver commitments of approximately $2.3 million in the form of purchase orders related to the Samsung Vial Filling Agreement through January 2021.

In addition to our manufacturing agreement with Samsung, the Company also previously entered into an arrangement with another third-party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that the Company terminates the agreement with this manufacturer, the Company may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $2.1 million. These amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.

The Company has entered into project work orders, as amended, for each of its CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.8 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $1.6 million to an approximate high of $3.6 million.

On June 29, 2020, the Company issued the note holder of the January 2019 Note 4,000,000 shares of common stock with a settlement value of $22.5 million. These shares were issued as settlement for a claim filed by the note holder against the Company alleging that the note holder was owed additional shares upon conversion of the note compared to the number of shares requested of the Company by the note holder upon conversion.

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

Note 12 – Private Securities Offerings

On November 30, 2017, the Company completed an offer and sale (the “Make-Whole Offering”) of an aggregate of 503,015 shares of Common Stock (the “Make-Whole Shares”) and warrants to purchase up to 251,504 shares of common stock (the “Make-Whole Warrants” and, collectively with the Make-Whole Shares, the “Make-Whole Securities”). The Make-Whole Securities issued were unregistered.

The Make-Whole Securities were offered pursuant to a form of Waiver and Subscription Agreement (the “Waiver and Subscription Agreement”). The Make-Whole Securities represented the difference in the numbers of shares of Common Stock and warrants that would have been sold to investors in the September 2017 Offering had the reduced purchase price of $0.65 per share of Common Stock and related Warrants in the October 2017 Offering, registered direct offering (as compared to $0.75 in the September 2017 Offering) and the reduced warrant exercise price of $0.75 in the October 2017 Offering (as compared to $1.00 in the September 2017 Offering) applied to the September 2017 Offering as well. The Make-Whole Securities were offered as consideration for the release of potential claims by participating investors. In connection with these arrangements, the exercise prices of any warrants previously sold in the September 2017 Offering to participating investors has also been reduced to $0.75 from $1.00. In addition, warrants previously issued to the placement agent (or its designees) in respect of participating investors have also been proportionately adjusted to reflect a reduced exercise price of $0.715 (as compared to $0.825 in the September 2017 Offering) and 26,702 additional shares.

In connection with an November 24, 2017 Offer to amend and exercise certain eligible warrants at a reduced exercise price of $0.50 per share of common stock, on March 23, 2018, the Company issued 2,470,585 shares of common stock to warrant holders who participated in the Offer, in exchange for their eligible warrants, in a private securities offering.

During the year ended May 31, 2018, the Company conducted a private equity offering, in which accredited investors purchased unregistered common stock at $0.50 per share with warrant coverage ratio of 100%, based on the number of shares of common stock purchased. Pursuant to the offering, the Company sold a total of 35,286,904 shares of common stock for aggregate gross proceeds of $17.6 million and issued warrants covering an aggregate of 35,286,904 shares of common stock with a five-year term and an exercise price of $0.75 per share. In connection with the offering, the placement agent received a warrant covering 2,813,491 shares of common stock, with a five-year term, an exercise price of $0.55 per share, and including a cashless exercise provision.

During the year ended May 31, 2019, the Company conducted private equity offerings (the “Equity Offerings”), in which accredited investors purchased unregistered common stock at $0.50 per share with warrant coverage of 50% based on the number of shares of common stock purchased. Pursuant to the Equity Offerings, the Company sold a total of 46,975,170 shares of common stock, $0.001 par value, for aggregate gross proceeds of approximately $23.5 million and issued five-year warrants covering 23,487,585 shares of common stock, with an exercise price of $.75 per share. In conjunction with the Equity Offerings, the Company paid an aggregate cash fee of approximately $2.7 million to the placement agent and issued warrants covering an aggregate of 4,446,917 shares of common stock to the placement agent as additional compensation.

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

From February 28, 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased common stock at a range of $0.18 to $0.45 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $0.75 per share of common stock. The Company issued 7,842,500 shares of common stock, as well as 784,245 additional shares as an inducement to exercise their warrants, for a total of 8,626,745 shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $2.2 million.

On March 4, 2020, the Completed a private warrant exchange in which an accredited investor purchased Common Stock at a price of $0.45 per share as compared to the stated exercise price of $0.75. The Company issued 80,000 shares of Common Stock, as well as 8,000 additional shares as an inducement to exercise their warrants, for a total of 88,000 shares of common stock, $0.001 par value, resulting in gross proceeds of approximately $36,000.

For the year-ended May 31, 2020 the Company recorded non-cash inducement interest expense of approximately $5.5 million in connection with the private warrant exchange offerings.

Note 13 – Registered Direct Equity Offerings

On June 15, 2018, the Company entered into subscription agreements with certain investors for the sale of 1,970,000 shares of common stock at a purchase price of $0.50 per shares in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 1,970,000 shares of common stock with an exercise price of $0.75 per share and a five-year term. The Company received net proceeds from the offering of approximately $0.9 million. In addition, the placement agent received warrants covering 133,600 shares of common stock (or 8% of total shares sold to investors) with a per share exercise price of $0.55, a five-year term and include a cashless exercise provision.

Between January 31, 2019 and February 13, 2019, the Company entered into subscription agreements with certain investors for the sale of 10,728,480 shares of common stock at a purchase price of $0.50 per share in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 5,364,240 shares of common stock with an exercise price of $0.50 per share and a five-year term. The Company received net proceeds from the offering of approximately $4.8 million. In addition, the placement agent received warrants covering 965,563 shares of common stock (or 9% of total shares sold to investors) with a per share exercise price of $0.50 and a five-year term and included a cashless exercise provision.

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

On December 9, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,568,330 shares of common stock at a purchase price of $0.30 per share in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 1,926,248 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the offering of approximately $0.75 million.

On December 13, 2019, the Company entered into subscription agreements with certain investors for the sale of 2,433,333 shares of common stock at a purchase price of $0.30 per share in a registered direct offering, pursuant to a registration statement on Form S-3. The investors in this offering also received warrants to purchase 1,825,000 shares of common stock with an exercise price of $0.45 per share and a five-year term. The Company received net proceeds from the offering of approximately $0.73 million.

On December 23, 2019, the Company entered into subscription agreements for the sale of 14,754,098 shares of common stock and warrants to purchase up to an aggregate of 7,377,049 shares of common stock for a combined purchase price of $0.305 per share, pursuant to a registration statement on Form S-3. The Company received net proceeds from this Offering of approximately $4.5 million. Each share of common stock was sold together with one-half of one warrant to purchase one share of common stock for a combined purchase price of $0.305 per share. As partial consideration for execution of the License Agreement and the Supply Agreement, Vyera’s parent company, Phoenixus AG (“Phoenixus”), made a $4.0 million equity investment in the Company. The December 23, 2019 offering also included $0.5 million of shares of common stock and related warrants sold to an entity associated with David F. Welch, a member of the Company’s board of directors, on terms identical to those applicable to Phoenixus.

Note 14 – Stock Grants to Employees

On December 24, 2019, the Company issued a total of 379,880 shares of registered common stock to two executives in connection with the stock portion of their incentive compensation earned for the fiscal year ended May 31, 2018. The two executives simultaneously tendered back to the Company a total of 126,997 shares of the registered common stock to cover the income tax withholding requirements.

On January 28, 2020, the Company awarded 11,650,000 performance shares to certain of its directors and executive officers outside of the 2012 Plan “January 2020 Performance Shares”). The awards will vest and be settled in shares of common stock of the Company if the Company achieves FDA Breakthrough Therapy designation for cancer within 6 months of the award date and if certain other requirements have been met. The awards lapsed on July 28, 2020.

Note 15 – Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the year ended May 31, 2020, May 31, 2019 and May 31, 2018, the Company incurred an expense of approximately $97,000, $111,000 and $61,000, respectively, for qualified non-elective contributions.

Note 16 – Income Taxes

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Other than approximately a $2.8 million benefit from a basis difference in the acquired assets of ProstaGene, due to the valuation allowance for deferred tax assets, as noted below, there was no other net deferred tax benefit or expense for the periods ended May 31, 2020, May 31, 2019 and May 31, 2018.

Reconciliation of the federal statutory income tax rate of 21% for the year ended May 31, 2020, the federal statutory blended rate of 21% for the year ended May 31, 2019 and the federal statutory rate of 28.6% for the year ended May 31, 2018, to the effective income tax rate is as follows for all periods presented:

	2020	2019	2018
Income tax provision at statutory rate:	21.0%	21.0%	28.6%
State income taxes net	—	—	—
Rate change	—	—	(34.8)
Loss on debt extinguishment	—	(0.5)	—
Derivative gain (loss)	(1.6)	0.6	1.0
Valuation allowance release from asset acquisition	—	4.8	—
Non-deductible debt issuance costs	(0.1)	—	(0.2)
Non-deductible interest on convertible notes	(1.2)	(0.3)	(0.1)
Inducement interest expense	(1.3)	(0.1)	(2.0)
Other	(0.3)	—	(1.1)
Miscellaneous	—	—	(0.1)
Current year credits generated	—	—	4.4
Credit carry forward generated (released)	(0.1)	(3.8)	4.1
Non-deductible debt discount amortization	(0.3)	—	—
IRC 162(m) limitation	(2.4)	—	—
Stock compensation in excess of ASC 718	3.2	—	—
Non-deductible legal settlement expense	(3.8)	—	—
Valuation allowance	(13.1)	(16.9)	0.3

Effective income tax rate	0.0%	4.8%	0.0%

Net deferred tax assets and liabilities are comprised of the following as of May 31, 2020 and 2019:

	2020	2019
Deferred tax asset (liability) non-current:
Net operating loss	$55,624,018	$39,996,561
Credits	2,062,692	2,062,692
ASC 718 expense on NQO’s	4,069,035	3,628,085
Charitable contribution—carry forward	—	—
Accrued vacation & payroll	111,514	—
ASC 842 lease accounting	(429)	—
Accrued expenses	349,384	251,293
Fixed assets	(454)	(340)
Amortization	372,877	329,360
Debt discount	—	(308,621)
Basis difference in acquired assets	(2,483,097)	(2,826,919)
Valuation allowance	(60,105,540)	(43,132,111)

Deferred tax asset (liability) non-current	$—	$—

Noncurrent asset (liabilities)	60,105,540	43,132,111
Valuation allowance	(60,105,540)	(43,132,111)

Deferred tax asset (liability) non-current	$—	$—

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

At May 31, 2020, May 31, 2019 and May 31, 2018 the Company had available net operating loss carry forwards of approximately $264.9 million, $190.5 million and $139.2 million, respectively, which expire beginning in 2023.

The Company’s income tax returns remain subject to examination by all tax jurisdictions for tax years ended May 31, 2016 through 2019.

Note 17 – Related Party Transactions

The Audit Committee of the Board of Directors (the “Board”) reviews and approves all related party transactions. The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

On July 12, 2018, the Company announced certain leadership changes in connection with the strategic expansion and entry into certain cancer and immunologic indications. In connection with such leadership changes and effective July 11, 2018, Denis R. Burger, Ph.D. and A. Bruce Montgomery, M.D., resigned as members the Board. Dr. Burger also resigned as Chief Science Officer of the Company, which was not an executive officer position. On July 10, 2018, in connection with the resignations of Dr. Burger and Dr. Montgomery, the Board determined to accelerate the vesting of all outstanding and unvested stock options held by Dr. Burger and Dr. Montgomery. Upon the effectiveness of their resignations, stock options covering 500,000 shares and 100,000 shares, held by Dr. Burger and Dr. Montgomery, respectively, became fully vested. The stock options retained their exercise period through their respective expiration dates and the terms of the stock options remained otherwise unchanged.

On November 16, 2018, the Company closed its acquisition of ProstaGene assets, as described in Note 8. In connection with the closing of the acquisition, the Company hired Richard Pestell, M.D., as its Chief Medical Officer. As previously disclosed by the Company, prior to the acquisition Dr. Pestell was the holder of approximately 77.2% of the outstanding equity interests in ProstaGene and consequently held an indirect interest in approximately (i) 8,611,427 of 13,258,000 shares of the Company’s common stock and (ii) 4,171,013 of 5,400,000 shares of common stock, held in escrow for the benefit of ProstaGene and its members, which were subject to forfeiture to satisfy certain indemnity obligations of ProstaGene and subject to being released ratably every six months over the eighteen-month period following the closing date. In addition, as specified in a Stock Restriction Agreement with the Company entered into on the closing date, 8,342,000 additional shares of common stock previously distributed to Dr. Pestell in the ProstaGene acquisition are currently subject to transfer restrictions and forfeiture obligations.

As specified in a Confidential Information, Inventions and Noncompetition Agreement between the Company and Dr. Pestell, which was entered into on the closing date of the ProstaGene acquisition, the Company obtained the right to participate in the development and license of certain intellectual property created by Dr. Pestell, in connection with Dr. Pestell’s then ongoing research obligations to outside academic institutions. The Company also obtained the right to work with Dr. Pestell to manage any potential conflict between the Company’s clinical development activities and such ongoing research obligations.

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

On January 8, 2019, Argonne Trading LLC (“Argonne”), participated in the private placement of convertible promissory notes, as fully described in Note 5. Michael A. Klump, the manager of Argonne, was a director of the Company at the time of investment. Argonne purchased a convertible promissory note, bearing interest of 10% for $500,000 in aggregate principal and received a warrant covering 500,000 shares of common stock at an exercise price of $0.30 per share. The terms and conditions of the Argonne investment were identical to those offered to all other investors in the offering and his investment was approved by the Audit Committee of the Board.

On May 8, 2019, Dr. David F. Welch entered into Exercise Agreements for warrants beneficially owned by him, covering an aggregate of 1,651,281 shares of common stock and 825,640 additional shares. Additionally, Michael A. Klump entered into Exercise Agreements for warrants beneficially owned by him, covering an aggregate of 3,625,000 shares of common stock and 1,812,499 additional shares. Dr. Welch and Mr. Klump were members of the Company’s board of directors at the time of exercise and participated on terms identical to those applicable to other investors.

On July 15, 2019, the Company entered into consulting agreements with two of its directors, one with Scott A. Kelly, M.D. in the capacity of non-executive Chief Science Officer, the other with David F. Welch, Ph.D. in the capacity of non-executive interim Strategy Advisor. Dr. Kelly’s agreement terminated on April 9, 2020 when he became the Company’s Chief Medical Officer in a full-time employee capacity. On September 12, 2019, the

Company and Dr. Welch agreed to amend his consulting agreement to eliminate any cash compensation (including previously earned entitlements) thereunder and in October 2019, the consulting agreement between Dr. Welch and the Company was terminated. The Company has issued stock options covering an aggregate of 1,375,000 shares of common stock to Dr. Kelly and Dr. Welch as compensation pursuant to such agreements, including options to Dr. Kelly for 750,000 shares at an exercise price of $0.385, on September 12, 2019, and 187,500 shares at an exercise price of $0.39, on October 7, 2019; and options to Dr. Welch for 250,000 shares at an exercise price of $0.385, on September 12, 2019, and 187,500 shares at an exercise price of $0.39, on October 7, 2019. The options granted on September 12, 2019 vested immediately upon issuance and have a 10-year expiration term. The options issued on October 7, 2019 vest in four equal quarterly installments beginning on the grant date and have a 10-year expiration term.

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

On July 31, 2019, the Company concluded an additional warrant tender offer on terms identical to the June 2019 Warrant Tender Offer (the “July 2019 Warrant Tender Offer”). Dr. Welch tendered warrants beneficially owned by him, covering an aggregate of 1,000,000 shares of common stock, and received 500,000 Additional Shares. Dr. Welch participated on terms identical to those applicable to other holders in the July 2019 Warrant Tender Offer.

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

Note 18 – Subsequent Events

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

On June 10, 2020 and July 27, 2020, the Company entered into Amendment #1 and Amendment #2, respectively, to the Samsung Agreement to increase the purchase order quantity of total drug substance batches to be produced during calendar year 2020 by seven batches for a total of 13 batches. Two batches have already been manufactured as of May 31, 2020. The incremental seven batches to be manufactured during calendar year 2020 will be reduced against the number of forecasted batches the Company planned to have manufactured during calendar year 2021. As part of this arrangement Samsung has allowed for the deferral of payments of certain costs to calendar years 2020, 2021 and 2022. These amendments increase the approximate contract commitment to approximately $103 million from approximately $60 million.

During June 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased common stock at a range of $0.21 to $0.95 per share as compared to the stated exercise price ranging from 0.35 to $1.35 per share of common stock. The Company sold 16,543,539 shares of common stock which resulted in aggregate gross proceeds of approximately $7.8 million.

From June 1, 2020 to July 24, 2020, the Company issued 24,130,630 shares of common stock in connection with the exercise of 24,853,675 warrant and stock option exercises. Accredited investors purchased common stock at the stated exercise price range of $0.30 to $1.35 per share which resulted in aggregate gross proceeds of approximately $10.8 million.

On June 16, 2020, the Company granted 105,000 warrants to consultants to purchase 105,000 shares of common stock with an exercise price of $0.45 per share and a five-year term.

On June 22, 2020, the Company amended its lease agreement for its principal office in Vancouver, WA increasing the rentable square footage to 4,969 through January 31, 2021 and to 6,433 effective February 1, 2021. The amended lease calls for a five-year term effective through April 30, 2026. Monthly rent payments through January 31, 2020 of $9,901, monthly rent payments of $13,012 from February 1, 2021 through April 30, 2021, monthly rent payments of $13,670 effective May 1, 2021, and thereafter monthly rent payment increases of three percent effective annually on May 1 of each year beginning in 2022.

During June 2020 and July 2020, the Company granted stock option awards to employees and directors of the Company totaling 640,000 shares of common stock, with exercise prices ranging from $3.12 to $6.15. The awards vest annually over three years and have a ten-year contractual term.

From June 26, 2020 to July 27, 2020, the note holder of the March 31, 2020 Convertible Promissory Note converted in aggregate $9,537,500 of combined principal and accrued interest into 2,119,444 shares of common stock at the $4.50 per share conversion price.

On July 2, 2020, the Company signed an exclusive Distribution and Supply Agreement with American Regent, Inc. with respect to the distribution of the Company’s leronlimab (PRO140) drug for the treatment of COVID-19 in the United States. Under the terms of the agreement, CytoDyn will supply leronlimab for the treatment of COVID-19 for distribution by American Regent and receive quarterly payments based on a profit-sharing arrangement. The Company has completed a Phase 2 randomized clinical trial for mild-to-moderate COVID-19 population and is currently running a Phase 2b/3 clinical trial for severe and critically ill COVID-19 patients. If results from these trials indicate positive clinical outcomes for the COVID-19 patients to sufficiently meet the primary endpoints for the trials, the Company will seek approval from the FDA. This agreement is contingent upon receiving this FDA approval.

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission in April and May of 2020 for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The FDA informed the Company its BLA did not contain certain information needed to complete a substantive review and therefore, the FDA would not file the BLA. The FDA’s request does not require any additional clinical trials to be conducted, rather that the Company conduct specifically requested additional analysis of the completed trials data. The Company has scheduled a Type A meeting to discuss the FDA’s request for additional information. The Company expects to resubmit the BLA with the additionally required data by the end of calendar year 2020.

On July 22, 2020, the Company held a special meeting of stockholders at which stockholders approved to amend the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 700,000,000 to 800,000,000. On July 23, 2020, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation, increasing the total number of authorized shares of common stock, par value $0.001 per share, from 700,000,000 to 800,000,000.

On July 28, 2020, the January 2020 Performance Shares awards were forfeited as the Company did not achieve FDA Breakthrough Therapy designation for cancer within 6 months of the January 28, 2020 award date.

On July 29, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year maturity to an institutional accredited investor in the initial principal amount of $28.5 million. The Note is secured by all of the assets of the Company, excluding the Company’s intellectual property. The Investor gave consideration of $25.0 million, reflecting original issue discount of $3.4 million and $0.1 million of debt offering costs. The Company anticipates using the proceeds for general working capital purposes.

On July 30, 2020, the Board declared a dividend and elected to pay such dividend in the form of cash in the aggregate amount of approximately $243,000 to all Series B Convertibles Preferred stockholders. The dividend was payable on July 30, 2020, to Series B Convertible Preferred stockholders as of July 30, 2020.

On July 31, 2020, the Company issued 323,157 shares of common stock to Nader Pourhassan, of which 156,570 were tendered back to the Company to cover the income tax withholding requirements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of May 31, 2020, our disclosure controls and procedures were effective at the reasonable-assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures of the Company’s assets are being made only in accordance with authorizations of management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in, and is incorporated herein by reference to, our definitive proxy statement for our 2020 Annual Meeting of Stockholders under the captions “Proposal 1: Election of Directors,” “Information about our Executive Officers,” “Delinquent Section 16(a) Reports” and “Corporate Governance,” to be filed with the SEC within 120 days of the end of the Company’s fiscal year May 31, 2020 (the “2020 Proxy Statement”).

We have adopted a code of ethics and business conduct that applies to all of our directors, officers and employees, including our principal executive officer (who is our Chief Executive Officer), principal financial officer and principal accounting officer (who is our Chief Financial Officer), and senior financial officers, or persons performing similar functions. We make our code of ethics and business conduct available free of charge on our website at www.cytodyn.com.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation will be contained in, and is incorporated herein by reference to our 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters will be contained in, and is incorporated herein by reference to our 2020 Proxy Statement under the captions “Stock Ownership by Principal Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence will be contained in, and is incorporated herein by reference to our 2020 Proxy Statement under the captions “Related Person Transactions,” and “Meetings and Committees of the Board of Directors—Director Independence.”

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services will be contained in, and is incorporated herein by reference to our 2020 Proxy Statement under the caption “Matters Relating to the Company’s Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

The Consolidated Financial Statements for the years ended May 31, 2020 and 2019 are included under Item 8 of this report.

Exhibits

Exhibit Number	Description

Plan of Acquisition

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2012).

2.2	Transaction Agreement by and among CytoDyn Inc., Point NewCo, Inc., Point Merger Sub, Inc., ProstaGene, LLC, and Dr. Richard Pestell, dated August 27, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as amended, filed August 28, 2018).

Articles of Incorporation and Bylaws

3.1*	Certificate of Incorporation of CytoDyn Inc., as amended.

3.2	Amended and Restated Bylaws of CytoDyn Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

Instruments Defining Rights of Security Holders

4.1*	Description of the Registrant’s Capital Stock.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed September 1, 2015).

4.3	Form of Inducement Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 25, 2015).

4.4	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

4.5	Form of Consultant Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.6	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.7	Form of Warrant (Convertible Promissory Note Offering) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed June 22, 2017).

4.9	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2018).

4.10	Form of Placement Agent Warrant (Private Offerings, as Amended) (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report, as amended, on Form 10-K filed July 27, 2018).

4.11	Form of Placement Agent Warrant (Registered Offerings, as Amended) (incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report, as amended, on Form 10-K filed July 27, 2018).

4.12	Form of Warrant Agreement (Private Offerings) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 4, 2018).

4.13	Amended and Restated Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 19, 2018).

4.14	Form of Convertible Promissory Note (December 2018 Convertible Note Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

4.15	Form of Warrant to Purchase Common Stock (December 2018 Convertible Note Offering) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 3, 2019).

4.16	Secured Convertible Promissory Note by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2019).

4.17	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

4.18	Warrant to Purchase Common Stock by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 31, 2019).

4.19	Form of Warrant Agreement (Registered Offerings) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 5, 2019).

4.20	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

4.21	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

4.22	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 22, 2019).

4.23	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2019).

4.24	Form of Warrant Agreement (Series D Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2020).

4.25	Secured Convertible Promissory Note, as amended, by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2020).

Material Contracts

10.1	Patent License Agreement between Allen D. Allen and CytoDyn of New Mexico Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB filed September 14, 2004).

10.2	Amendment to Patent License Agreement (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Form SB-2/A filed March 21, 2005).

10.3	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.4	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 4, 2015, as amended on August 19, 2015).

10.5	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed April 13, 2017).

10.6	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed April 13, 2017).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on October 9, 2018).

10.8	Escrow Agreement, dated as of November 16, 2018, by and among ProstaGene, LLC, CytoDyn Inc., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.9	Stock Restriction Agreement, dated as of November 16, 2018, by and among CytoDyn Inc., ProstaGene, LLC and Dr. Richard G. Pestell (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.10	Confidential Information, Inventions and Noncompetition Agreement, dated as of November 16, 2018, by and among CytoDyn Inc., CytoDyn Operations Inc. and Dr. Richard G. Pestell (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.11#	Master Services Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed August 14, 2019).

10.12#	Product Specific Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed August 14, 2019)..

10.13	Placement Agent Agreement (August 2019 Offering) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

10.14#	Commercialization and License Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed January 9, 2020).

10.15#	Supply Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed January 9, 2020).

10.16*#	Distribution and Supply Agreement between CytoDyn Inc. and American Regent, Inc.

Offering Documents

10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed February 3, 2016).

10.18	Form of Securities Purchase Agreement (December 2016 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2016.

10.19	Form of Securities Purchase Agreement (September 2017 Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 8, 2017).

10.20	Form of Waiver and Subscription Agreement (Make-Whole Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2017).

10.21	Securities Purchase Agreement, dated June 26, 2018, by and between CytoDyn Inc. and Iliad Research and Trading. L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 27, 2018).

10.22	Securities Purchase Agreement, dated January 30, 2019, by and between CytoDyn Inc. and Iliad Research and Trading. L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 30, 2019).

10.23	Security Agreement dated January 30, 2019 , by and between CytoDyn Inc. and Iliad Research and Trading. L.P. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 30, 2019).

10.24	Form of Subscription Agreement (Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2019)

10.25	Form of Subscription Agreement (Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2019).

10.26	Form of Exercise Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2019).

10.27	Form of Subscription Agreement (August 2019 Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

10.28	Form of Subscription Agreement (August 2019 Series C Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 29, 2019).

10.29	Form of Subscription Agreement (September 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2019).

10.30	Form of Subscription Agreement (October 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2019).

10.31	Form of Series C Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2019).

10.32	Form of Subscription Agreement (November 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 7, 2019).

10.33	Form of Subscription Agreement (December 2019 Registered Direct Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 27, 2019).

10.34	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 27, 2019).

10.35	Form of Subscription Agreement (January 2020 Series D Convertible Preferred Stock Offering) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2020).

10.36	Securities Purchase Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2020).

10.37	Security Agreement by and between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2020).

Management Contracts and Compensatory Plans and Arrangements

10.38	CytoDyn Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.39	CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan”) (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed August 5, 2011).

10.40	Form of Stock Option Award for Employees under the 2004 Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.41	Form of Stock Option Award for Non-Employee Directors under the 2004 Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.42*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”).

10.43*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan.

10.44	Form of Stock Option Award Agreement for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.45	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.46	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.47	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed April 9, 2020).

10.48	Form of Restricted Stock Unit Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.49	Form of Performance-Based Restricted Stock Unit Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.50	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed August 29, 2013).

10.51	Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated February 21, 2014. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2014).

10.52	Second Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated June 15, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 29, 2020).

10.53	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Michael D. Mulholland dated June 15, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.54	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated November 3, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed July 10, 2015).

10.55	Amendment to Consulting Agreement between CytoDyn Inc. and Denis R. Burger dated January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 22, 2016).

10.56	Consulting Agreement between CytoDyn Inc. and Richard G. Pestell, M.D., Ph.D. dated as of August 27, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 9, 2018).

10.57	Employment Agreement, dated as of November 16, 2018, by and among CytoDyn, Inc., CytoDyn Operations Inc. and Dr. Richard G. Pestell (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K12G3 filed November 19, 2018).

10.58*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nitya G. Ray, Ph.D., dated June 15, 2020.

10.59	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and Scott A. Kelly, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2019).

10.60	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and David F. Welch, Ph.D. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 19, 2019).

10.61	Employment Agreement by and between CytoDyn Inc. and Craig S. Eastwood, dated December 6, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed January 9, 2020).

10.62*	General Release and Separation Agreement between CytoDyn Inc. and Craig S. Eastwood, dated April 24, 2020.

10.63*	Employment Agreement by and between CytoDyn Inc. and Arian Colachis, dated March 16, 2020.

10.64*	Employment Agreement by and between CytoDyn Inc. and Scott A. Kelly, M.D., dated April 10, 2020.

Other

21*	Subsidiaries of the Registrant.

23*	Consent of Warren Averett, LLC.

24*	Power of Attorney of executive officers and directors

Certifications

31.1*	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer under Rule 13a-14(a).

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

XBRL

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2020	CYTODYN INC. (Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph. D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2020.

Principal Executive Officer and Director:

/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph. D.
President and Chief Executive Officer, Director

Principal Financial and Accounting Officer:

/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer

Remaining Directors:

*
Scott A. Kelly, M.D., Chairman

*
Jordan G. Naydenov

*
Samir R. Patel, M.D.

*
Alan P. Timmins

*
David F. Welch, Ph.D

*By:	/s/ Michael D. Mulholland	Date: August 14, 2020
Michael D. Mulholland Attorney-In-Fact