Form 10-Q
period 2020-08-31
CytoDyn Inc.
filed 2020-10-09
CIK 1175680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020

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
of the Exchange Act):    Yes  ☐    No  ☒
On September 30, 2020, there were 570,751,049 shares outstanding of the registrant’s $0.001 par value common stock.

PART I
Item 1. Financial Statements.
CytoDyn Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	August 31, 2020 (unaudited)	May 31, 2020 (audited)
Assets
Current assets:
Cash	$18,200	$14,282
Restricted cash	13	10
Inventories	58,474	19,147
Prepaid expenses	828	498
Prepaid service fees	2,361	2,890

Total current assets	79,876	36,827
Operating lease s right-of-use assets	420	176
Property and equipment, net	107	55
Intangibles, net	12,959	13,456

Total assets	$93,362	$50,514

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$21,351	$29,479
Accrued liabilities and compensation	34,419	6,866
Accrued license fees	148	13
Accrued interest on convertible notes	858	292
Accrued dividends on convertible preferred stock	1,401	981
Current portion of operating leases payable	110	115
Current portion of long-term convertible notes payable	18,124	6,745
Warrant exercise proceeds held in trust	13	10

Total current liabilities	76,424	44,501

Long-term liabilities:
Convertible notes payable, net	13,856	8,431
Operating lease s liability	314	63

Total long-term liabilities	14,170	8,494

Total liabilities	90,594	52,995

Commitments and Contingencies ( Note 10)
Stockholders’ (Deficit) Equity
Preferred s tock, $0.001 par value; 5,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at August 31, 2020 and May 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 8 issued and outstanding at August 31, 2020 and May 31, 2020, respectively	—	—
Series B convertible preferred stock, $0.001 par value; 400 shares authorized, 87 and 92 shares issued and outstanding at August 31, 2020 and May 31, 2020, respectively	—	—
Common stock, $0.001 par value; 800,000 shares authorized, 570,325 and 519,261 issued and 569,883 and 518,976 outstanding at August 31, 2020 and May 31, 2020, respectively	570	519
Additional paid-in capital	388,404	351,711
Accumulated (deficit)	(386,206)	(354,711)
Less: treasury stock, $ 0.001 par value (442 and 286 shares at August 31, 2020 and May 31, 2020, respectively)	—	—

Total stockholders’ (deficit) equity	2,768	(2,481)

Total liabilities and stockholders’ (deficit) equity	$93,362	$50,514

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	August 31, 2020	August 31, 2019
Operating expenses:
General and administrative	$9,875	$3,046
Research and development	15,188	9,055
Amortization and depreciation	505	531

Total operating expenses	25,568	12,632

Operating loss	(25,568)	(12,632)
Change in fair value of derivative liabilities	—	625
Interest expense:
Finance charges	(10)	(8)
Amortization of discount on convertible notes	(1,339)	(1,030)
Amortization of debt issuance costs	(4)	(284)
Inducement interest - warrant exercises and debt conversion	(3,345)	(2,431)
Interest on convertible note s payable	(566)	(404)

Total interest expense	(5,264)	(4,157)

Loss before income taxes	(30,832)	(16,164)
Income tax benefit	—	—

Net loss	$(30,832)	$(16,164)

Basic and diluted loss per share	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	555,531	364,639

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity
(Unaudited)
(In thousands, expect per share data)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2020	109	$—	519,261	$519	286	$—

First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note conversions	—	—	2,119	2	—	—
Issuance of legal settlement shares	—	—	4,000	4	—	—
Exercise of stock options	—	—	100	—	—	—
Stock issued for incentive compensation and tendered for income tax	—	—	323	—	156	—
Conversion of Series B convertible preferred share s to common stock	(5)	—	50	—	—	—
Private warrant exchange	—	—	16,544	17	—	—
Exercise of warrants	—	—	19,134	19	—	—
Cashless exercise of warrants	—	—	8,794	9	—	—
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Dividend declared and paid on Series B p referred shares ($0.25/share)	—	—	—	—	—	—
Dividends on Series C p referred shares	—	—	—	—	—	—
Dividends on Series D p referred shares	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net l oss August 31, 2020	—	—	—	—	—	—

Balance August 31, 2020	104	$—	570,325	$570	442	$—

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2019	95	$—	329,554	$330	159	$—

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	—	—	3,014	3	—	—
Proceeds from registered direct offering ($0.50/share)	—	—	5,640	6	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	45,376	45	—	—
Offering costs related to public warrant tender offers	—	—
Inducement interest expense — public warrant tender offers	—	—	—	—	—	—
Proceeds from Series C p referred offering	2	—
Offering costs related to Series C p refe r red offering	—	—	—	—	—	—
Dividends on Series C p referred shares	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net l oss August 31, 2019	—	—	—	—	—	—

Balance August 31, 2019	97	$—	383,584	$384	159	$—

See accompanying notes to unaudited consolidated financial statements.

CytoDyn Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity
(Unaudited)
(In thousands, except per share data)

	Additional Paid-In Capital	Accumulated Deficit	Total
Balance May 31, 2020	$351,711	$(354,711)	$(2,481)

First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note conversions	9,535	—	9,537
Issuance of legal settlement shares	(4)	—	—
Exercise of stock options	39	—	39
Stock issued for incentive compensation and tendered for income tax	828	—	828
Conversion of Series B c onvertible p referred s hares to c ommon s tock	—	—	—
Private warrant exchange	7,787	—	7,804
Exercise of warrants	13,450	—	13,469
Cashless exercise of warrants	(9)	—	—
Inducement interest expense related to private warrant exchange	3,345	—	3,345
Offering costs related to private warrant exchange	(364)	—	(364)
Dividend declared and paid on Series B p referred shares ($0.25 / share)	—	(243)	(243)
Dividends on Series C p referred shares	—	(207)	(207)
Dividends on Series D p referred shares	—	(213)	(213)
Stock-based compensation	2,086	—	2,086
Net l oss August 31, 2020	—	(30,832)	(30,832)

Balance August 31, 2020	$388,404	$(386,206)	$2,768

	Additional Paid-In Capital	Accumulated Deficit	Total
Balance May 31, 2019	$220,120	$(229,364)	$(8,914)

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for note payable redemption	1,002	—	1,005
Proceeds from registered direct offering ($0.50/share)	2,250	—	2,256
Offering costs related to registered direct offering	(260)	—	(260)
Proceeds from public warrant tender offers	11,855	—	11,900
Offering costs related to public warrant tender offers	(1,059)	—	(1,059)
Inducement interest expense—public warrant tender offers	2,431	—	2,431
Proceeds from s eries C p referred offering	1,754	—	1,754
Offering costs related to Series C p r ef er red offering	(198)	—	(198)
Dividends on s eries C p referred shares	—	(110)	(110)
Legal fees in connection with equity offerings	(16)	—	(16)
Stock-based compensation	581	—	581
Net l oss August 31, 2019	—	(16,164)	(16,164)

Balance August 31, 2019	$238,460	$(245,638)	$(6,794)

See accompanying notes to unaudited consolidated financial statements

CytoDyn Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net loss	$(30,832)	$(16,164)
Adjustments to reconcile net loss to net cash used i n operating activities:
Amortization and depreciation	505	531
Amortization of debt issuance costs	4	284
Amortization of discount on convertible notes	1,339	1,030
Inducement interest - warrant exercises and debt conversion	3,345	2,431
Interest expense associated with accretion of convertible notes payable	—	266
Change in fair value of derivative liabilities	—	(625)
Stock-based compensation	3,692	581
Changes in current assets and liabilities:
(Increase) in inventories	(39,327)	—
Decrease in prepaid expenses	199	499
Increase (decrease) in accounts payable and accrued expenses	20,127	(4,023)

Net cash used in operating activities	(40,948)	(15,190)

Cash flows from investing activities:
Furniture and equipment purchases	(59)	(5)

Net cash used in investing activities	(59)	(5)

Cash flows from financing activities:
Proceeds from private warrant exchange, net of offering costs	7,441	2,256
Proceeds from exercise of warrants	13,469	1,754
Proceeds from warrant tender offers	—	11,900
Release of funds held in trust for warrant tender offer	—	(854)
Proceeds from exercise of stock options	39	—
Payment of payroll witholdings related to tender of common stock for income tax withholding	(778)	—
Proceeds from convertible notes payable, net of discount and issuance costs	25,000	—
Payment of offering costs	—	(1,532)
Dividend declared and paid on Series B p referred shares	(243)	—

Net cash provided by financing activities	44,928	13,524

Net change in cash	3,921	(1,671)
Cash, beginning of period	14,292	3,467

Cash, end of period	$18,213	$1,796

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11	$10

Non-cash investing and financing transactions:
Issuance of stock for note payable redemption and conversions	$9,537	$1,005

Accrued dividends on Series C c onvertible p referred stock	$207	$110

Accrued dividends on Series D c onvertible p referred stock	$213	$—

See accompanying notes to unaudited consolidated financial statements.

CYTODYN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2020
(UNAUDITED)
Note 1 – Organization
CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (its previous name) and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a late-stage biotechnology company developing innovative treatments for multiple therapeutic indications based on leronlimab, a novel humanized monoclonal antibody targeting the CCR5 receptor. Leronlimab is in a class of therapeutic monoclonal antibodies designed to address unmet medical needs in the areas of Human Immunodeficiency Virus (“HIV”), Cancer, Immunology, and
COVID-19.
With respect to HIV, the CCR5 receptor appears to play a key role in the ability of HIV to enter and infect healthy
T-cells.
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
certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2020 and 2019 and notes thereto in the Company’s Annual Report on
Form 10-K for
the fiscal year ended May 31, 2020, filed with the Securities and Exchange Commission on August 14, 2020. Operating results for the three months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended August 31, 2020 and August 31, 2019, (b) the financial position at August 31, 2020 and (c) cash flows for the three month periods ended August 31, 2020 and August 31, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CytoDyn Operations Inc., Advanced Genetic Technologies, Inc. (“AGTI”) and CytoDyn Veterinary Medicine LLC (“CVM”), of which are dormant entities. All intercompany transactions and balances are eliminated in consolidation.
Reclassifications
Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2021 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or loss per share.
Going Concern
The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $30.8 million for the three months ended August 31, 2020 and has an accumulated deficit of $386.2 million as of August 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
Cash
Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at August 31, 2020 and May 31, 2020 approximated $18.0 million and $14.0 million, respectively.
Identified Intangible Assets
The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350
Intangibles-Goodwill and Other
, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the three months ended August 31, 2020 and 2019. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Note 8.
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
Inventory
The Company values inventory at the lower of cost or net realizable value using the average cost method. Inventories consist of specialized and common raw materials to be used for commercial production of the Company’s biologic, leronlimab, which is awaiting regulatory approval. The consumption of these materials during production is classified as work-in-progress.
Inventory is classified as finished goods once it is determined to be in saleable condition. Inventory purchased in preparation for product launches is evaluated for recoverability by considering the likelihood that revenue will be obtained from the future sale of the related inventory, in light of the status of the product within the regulatory approval process.
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
For inventories capitalized in preparation for product launch, anticipated future sales, shelf lives, and expected approval date are taken into account when evaluating realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch
inventory, the Company considers the product stability data of all of the pre-approval
inventory procured or produced to date to determine whether there is adequate shelf life.
Fair Value of Financial Instruments
At August 31, 2020, the carrying value of the Company’s cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term maturity of the instrument
s
.
During the fiscal year ending May 31, 2020, the Company carried derivative financial instruments at fair value as required by U.S. GAAP. Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables (e.g., interest rate, security price, variable conversion rate or other variables), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. The Company follows the provisions of ASC 815,
Derivatives and Hedging,
as their instruments are recorded as a derivative liability, at fair value, and ASC 480,
Distinguishing Liabilities from Equity,
as it relates to warrant liability, with changes in fair value reflected in the Consolidated Statement of Operations.
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
The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of August 31, 2020 and May 31, 2020. As of August 31, 2020, there were no assets or liabilities measured at fair value using Level 3 inputs; previous outstanding derivative warrants and related convertible debt had been converted prior to May 31, 2020 according to the terms of the agreements.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurements. These instruments are not quoted on an active market. During the 2020 fiscal year, the Company used a Binomial Lattice Model to estimate the value of the warrant derivative liability and a Monte Carlo Simulation to value the derivative liability of the redemption provision within a convertible promissory note. These valuation models were used because management believes they reflect all the assumptions that market participants would likely consider in negotiating the transfer of the instruments.

The Company’s derivative liabilities were classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation models.
The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from inception to the year ended May 31, 2020 (in thousands):

Investor warrants issued with registered direct equity offering	$4,360
Placement agent warrants issued with registered direct equity offering	819
Fair value adjustments	(3,855)

Balance at May 31, 2018	1,324
Inception date value of redemption provisions	2,750
Fair value adjustments—convertible notes	(745)
Fair value adjustments—warrants	(922)

Balance at May 31, 2019	2,407
Fair value adjustments—convertible notes	(2,005)
Fair value adjustments—warrants	11,547
Exercise of derivative warrants	(11,949)

Balance at May 31, 2020	$—

Operating Leases
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
The Company accounts for stock-based awards established by the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions including stock price volatility, expected term and risk-free interest rates, as of the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock-based award. The expected volatility is based on the historical volatility of the Company’s common stock on monthly intervals. The computation of the expected option term is based on the “simplified method,” as the Company issuances are considered “plain vanilla” options. For stock-based awards with defined vesting, the Company recognizes compensation expense over the requisite service period or when designated milestones have been achieved. The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested forfeitures at 0% for all periods presented. Periodically, the Company will issue restricted common stock to executives or third parties as compensation for services rendered. Such stock awards are valued at fair market value on the effective date of the Company’s obligation.
Common Stock
Under the Company’s Certificate of Incorporation, as amended, the Company is authorized to issue up to 800,000,000 shares of common stock. As of August 31, 2020, the Company had 569,882,808 shares of common stock outstanding.
Preferred Stock
The Company’s Board is authorized to issue up to 5,000,000 shares of preferred stock without stockholder approval. As of August 31, 2020, the Company had 400,000 shares authorized and 87,100 shares outstanding of Series B convertible preferred stock, 8,203 shares authorized and outstanding of Series C convertible preferred stock, and 11,737 shares authorized and 8,452 shares outstanding of Series D convertible preferred stock. The remaining authorized preferred shares have no specified rights.

Treasury Stock
Treasury stock purchases are accounted for under the par value method, whereby the cost of the acquired stock is recorded at par value. As of August 31, 2020, the Company holds 442,578 shares of $0.001 par value common stock as treasury stock.
Debt Discount
During the three months ended August 31, 2020, the Company incurred approximately $3.4 million of debt discount related to the issuance of the July 2020 Note, as described in Note 5. The discount is amortized over the life of the convertible promissory note. During the three months ended August 31, 2020 and August 31, 2019, the Company recorded approximately $1.3 million and $1.0 million of related amortization, respectively.
Debt Issuance Cost
During the three months ended August 31, 2020, the Company incurred $0.1 million of direct costs associated with the issuance of the July 2020 Note, as described in Note 5. During the three months ended August 31, 2020 and August 31, 2019, the Company recognized related amortization of approximately $4,000 and $284,000, respectively.
Offering Costs
During the three months ended August 31, 2020 and the year ended May 31, 2020, the Company incurred approximately $0.4 million and $2.3 million respectively, in direct incremental costs associated with the sale of equity securities as fully described in Note 11. The costs were recorded as a component of equity upon receipt of the proceeds.
Stock
-
Based Compensation for Services
The Company periodically issues stock options or warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.
Loss per Common Share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase approximately 87 million and 155 million shares of common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the three months ended August 31, 2020 and August 31, 2019, respectively. As of August 31, 2020 and August 31, 2019 the Company had convertible notes outstanding, for which the
C
ompany has reserved
9.8 million and 11.6 million common shares, respectively; and shares of Series D, Series C and Series B convertible preferred stock, including undeclared dividends, that could potentially convert in the aggregate into approximately 30.3 million and 11.7 million common shares, respectively.
Income Taxes
Deferred taxes are provided on the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company follows the provisions of FASB ASC
740-10,
Uncertainty in Income Taxes
. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC
740-10.
If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses.
In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% for the three months ended August 31, 2020 and August 31, 2019. The net tax expense for the three months ended August 31, 2020 and
2019
,
 is zero. The Company has a full valuation allowance as of August 31, 2020 and May 31, 2020, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.
Note 3 – Recent Accounting Pronouncements
Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future consolidated
financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
Simplifying the Accounting for Income Taxes (Topic 740)
. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on January 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.
In August 2020, the FASB issued ASU
No. 2020-06,
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update
No. 2020-06
is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact
,
if any,
on its
 consolidated
financial statements.
Note 4 –
Inventories
The Company’s inventory as of August 31, 2020 and May 31, 2020 was $58.5 million and $19.1 million , respectively. Inventory as of August 31, 2020 consisted of raw materials purchased and work
-
in
-
progress
inventory
related to
 the commercial
 production
of pre-launch inventories
of leronlimab to support the Company’s expected approval of the product as a combination therapy for HIV patients in the United States. The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from the
Phase 3 clinical trial results, and information gathered
from pre-filing meetings
with the FDA for the BLA. The BLA was initially submitted with the FDA in April 2020 and the BLA submission was completed on May 11, 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information, and the Company requested a Type A meeting to discuss the FDA’s request for additional information
.

The FDA did not schedule a Type A meeting, but requested the Company submit all questions regarding the filing in writing. In September 2020, the Company submitted its questions to the FDA, received written responses, and held a telephonic meeting with the FDA to obtain further clarity on what additional information was required with respect to the BLA filing. The Company is working to provide the information required by the FDA in order to resubmit the BLA, which it anticipates will occur by the end of the calendar year 2020.
Inventories as of August 31, 2020 and May 31, 2020 are presented below (in thousands):

	August 31, 2020	May 31, 2020
Raw materials	$20,263	$19,147
Work - in - pro gress	38,211	—
Total	$58,474	$19,147

Note 5 – Convertible Instruments
Series D Convertible Preferred
Stock
On January 28, 2020, the Company filed a certificate of designation (the “Series D Certificate of Designation”) to authorize 11,737 shares of Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), and on January 31, 2020 issued 7,570 shares of Series D Convertible Preferred Stock, at $1,000.00 per share for cash proceeds totaling $7,565,000, net of offering costs of $5,000. On March 13, 2020, the Company issued an additional 882 shares of Series D Preferred Stock at $1,000.00 per share resulting in net proceeds of $882,000. As of August 31, 2020, 8,452 shares remain outstanding. The Series D Certificate of Designation provides, among other things, that holders of Series D Preferred Stock shall be entitled to receive cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, to be paid, at the option of the holder, in cash or in shares of common stock at the rate of $0.50 per share. Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock shall be cumulative and there are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Dividends are to be paid annually in arrears on the last day of December each year. The Series D Preferred Stock does not have redemption rights. The stated value per share for the Series D Preferred Stock is $1,000.00 (the “Series D Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock will be entitled to
receive
, on a pari passu basis with the holders of the Series C Preferred Stock and in preference to any payment or distribution to any holders of the Series B Preferred Stock or common stock, an amount per share equal to the Series D Stated Value plus the amount of any accrued and unpaid dividends.. If, at any time while the Series D Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series D Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of common stock determined by dividing the Series D Stated Value by the conversion price of $0.80 (subject to adjustment as set forth in the certificate of designation for the Series D Preferred Stock). No fractional shares will be issued upon the conversion of the Series D Preferred Stock. Except as otherwise provided in the Series D Certificate of Designation or as otherwise required by law, the Series D Preferred Stock has no voting rights. As of August 31, 2020, the accrued dividends were approximately $0.5 million or 606,000 shares of common stock.
Series C Convertible Preferred Stock
On March 20, 2019, the Company filed a certificate of designation (the “Series C Certificate of Designation”) to authorize 5,000 shares and issued 3,246 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), at $1,000.00 per share for cash proceeds totaling $3,083,700, net of offering costs of $162,300. On August 29, 2019, the Company issued the remaining 1,754 shares of Series C Preferred Stock at $1,000.00 per share for cash proceeds totaling $1,542,545, net of offering costs and legal fees totaling $211,455. On October 11, 2019, the Company amended its certificate of designation to authorize an increase in authorized Series C Preferred Stock from 5,000 shares to 20,000 shares. Between October 21, 2019 and November 8, 2019, the Company issued an additional 2,788 shares of Series C Convertible Preferred Stock, and on December 6, 2020 the Company issued 415 shares of Series C Convertible Preferred Stock. On January 28, 2020, the Company further amended its Series C Certificate of Designation to reduce the number of authorized shares of Series C Preferred Stock from 20,000 shares to 8,203 shares, all of which remain outstanding as of August 31, 2020. The Series C Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock, which dividends shall accrue whether or not declared. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Dividends are to be paid annually in arrears on the last day of December each year. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Series C Stated Value”). In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be

e
n
titled to receive
, on a pari passu basis with the holders of the Series D preferred Stock and prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Series C Stated Value and the amount of any accrued and unpaid dividends. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any Fundamental Transaction, a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Series C Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of August 31, 2020, and August 31, 2019, the accrued dividends were approximately $0.9 million or 1,832,000 shares of common stock, and approximately $0.1 million or 296,000 of shares of common stock, respectively.

Series B Convertible Preferred Stock
During fiscal year 2010, the Company issued 400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”) at $5.00 per share for cash proceeds totaling $2,009,000, of which 87,100 shares remained outstanding at August 31, 2020. Each share of the Series B Preferred Stock is convertible into ten shares of the Company’s common stock. At the option of the Company, dividends on the Series B Preferred Stock may be paid in cash or shares of the Company’s common stock, valued at

$0.50
per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. Accordingly, the conversion option was contingent upon the Company increasing its authorized common shares, which occurred in April 2010, when the Company’s stockholders approved an increase in the authorized shares of common stock to
100,000,000.
At the commitment date, which occurred upon such stockholder approval, the conversion option related to the Series B Preferred Stock was beneficial. The intrinsic value of the conversion option at the commitment date resulted in a constructive dividend to the Series B Preferred Stock holders of approximately
$6 million.
The constructive dividend increased and decreased additional paid-in capital by identical amounts. The Series B Preferred Stock has liquidation preferences over the common shares at
$5.00
per share, plus any accrued and unpaid dividends. Dividends are payable to the Series B Preferred Stock holders when declared by the Board of Directors at the rate of
$0.25
per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. Except as provided by law, the Series B holders have no voting rights. On July 30, 2020, the Board declared a dividend and elected to pay such dividend in the form of cash in the aggregate amount of approximately
$0.2 million
to all Series B Convertible Preferred stockholders. The dividend was payable on July 30, 2020, to Series B Convertible Preferred stockholders as of July 30, 2020. As of August 31, 2020, and August 31, 2019, the undeclared dividends were approximately
$2,000 or

4,000

shares of common stock, and approximately

$0.2 million, or 432,000
shares of common stock, respectively.
2019 Short-term Convertible Notes
During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. Beginning on September 30, 2019 and through November 14, 2019, principal and interest totaling approximately $5.9 million came due. Holders of notes totaling approximately $1.1 million in principal and accrued interest agreed to extend their notes for another three months, and holders of notes totaling approximately $4.1 million in principal and accrued interest agreed to extend their notes for another six months. One note-holder with principal and accrued interest totaling approximately $0.2 million converted to shares of common stock of the Company. During the quarter ended November 30, 2019, a total of approximately $0.7 million of principal and accrued interest was repaid in cash. In addition, detachable stock warrants to purchase a total of 4,750,000 warrants with a five-year term and an exercise price of $0.30 per share were issued to investors who extended their notes. One investor received 200,000 warrants with a five-year term and an exercise price of $0.45 per share for converting the entire principal and accrued interest on its note. In connection with the Note extensions and conversion, the Company recorded a non-cash
inducement interest expense of approximately $0.3 million during the quarter ended November 30, 2019. The new principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, is convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes incurrs
 simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, is due and payable on the maturity date. At the new commitment dates, the Company determined that there was a decrease in the fair value of the embedded conversion option resulting from the modification, the value of which is not required to be recognized under U.S. GAAP.
During the fiscal year ended May 31, 2020, holders of the 2019 Short-term Convertible Note in the aggregate principal amount of
$5,177,980,
including accrued but unpaid interest, tendered a notices of conversion at the stated conversion rate of

$0.50 per share. The Company issued 10,357,034
shares of common stock in satisfaction of the conversion notices. The Company recognized approximately
$0.1

million of interest expense for the three months ended August 31, 2019.
Long-term Convertible Note—June 2018 Note
On June 26, 2018, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note with a two-year term to an institutional accredited investor in the initial principal amount of $5.7 million. The investor gave consideration of $5.0 million to the Company (the “June 2018 Note”). The June 2018 Note incurred interest of
10%
and
w
as
 convertible into common stock, at a conversion rate of $0.55 per share. The June 2018 Note provided for conversion in total, or in part, of the outstanding balance, into common stock of the Company at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the June 2018 Note, and allowed for redemption, at any time after six months from the issue date upon five trading days’ notice, subject to maximum monthly redemption amount of $350,000. The securities purchase agreement required the Company to reserve shares for future conversions or redemptions by dividing the outstanding principal balance plus accrued interest by the conversion price of
$0.55
per share times 1.5. As a result of the entry into the January 2019 Note (as defined below), the Company’s obligations under the June 2018 Note were secured by all of the assets of the Company, excluding the Company’s intellectual property.

Effective November 15, 2018, the June 2018 Note was amended to allow the investor to redeem the monthly redemption amount of $350,000 in cash or stock, at the lesser of (i) $0.55, or (ii) the lowest closing bid price of the Company’s common stock during the 20
d
ays prior to the conversion, multiplied by a conversion factor of 85%. The variable rate redemption provision meets the definition of a derivative instrument and subsequent to the amendment, it no longer meets the criteria to be considered indexed to the Company’s own stock. As of November 15, 2018, the redemption provision require
d
 bifurcation as a derivative liability at fair value under the guidance in ASC Topic 815,
Derivatives and Hedging
.
The amendment of the June 2018 Note was also evaluated under ASC Topic
470-50-40,
Debt Modifications and Extinguishments
. Based on the guidance, the instruments were determined to be substantially different, and debt extinguishment accounting was applied. The Company recorded approximately $1.5 million as an extinguishment loss, which was the difference in the net carrying value of the June 2018 Note prior to the amendment of approximately $5.4 million, and the fair value of the June 2018 Note and embedded derivatives after the amendment of approximately $6.9 million. The extinguishment loss includes a write-off
of unamortized debt issuance costs and the debt discount associated with the original the June 2018 Note.
During the year ended May 31, 2020, the Company received a redemption notice requesting an aggregate redemption of $4,476,000 settling the remaining outstanding balance in full, including accrued but unpaid interest. In satisfaction of the redemption notice, the Company issued shares of common stock totaling 8,512,622 and paid cash totaling $525,000 to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the June 2018 Note was
 fully satisfied and there is no outstanding balance.
During the three months ended August 31, 2019, the Company recognized approximately $0.1 million, of interest expense related to the June 2018 Note, respectively.
Long-term Convertible Note—January 2019 Note
On January 30, 2019, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note with a two-year
term to the holder of the June 2018 Note in the initial principal amount of $5.7 million

(the “January 2019 Note”).
In connection with the issuance of the January 2019 Note, the Company granted a lien against all of the assets of the Company, excluding the Company’s intellectual property, to secure all obligations owed to the investor by the Company (including those under both the January 2019 Note and the June 2018 Note). The investor gave consideration of $5.0 million to the Company, reflecting original issue discount of $0.6 million and issuance costs of $0.1 million. The January 2019 Note incurred
 interest of 10% and
was
 convertible into common stock, at $0.50 per share. The January 2019 Note provided for conversion
in total, or in part, of the outstanding balance, at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the Note. The Company analyzed the conversion option for derivative accounting treatment under ASC 815 and determined that the embedded conversion option did not qualify for derivative accounting.
The

January 2019 Note provided the
investor
with the right to
 redeem any portion of the January 2019 Note, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $350,000. The monthly redemption amount may be paid in cash or stock, at the Company’s election, at the lesser of (i) $0.50, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The redemption provision met the definition of a derivative instrument and did not meet the criteria to be considered indexed to the Company’s own stock. Therefore, the redemption provision require
d
 bifurcation as a derivative liability at fair value under the guidance in ASC Topic 815. The securities purchase agreement require
d
 the Company to reserve 20,000,000 shares for future conversions or redemptions.
In conjunction with the January 2019 Note, the investor received a warrant to purchase 5,000,000 shares of common stock with an exercise price of $0.30 which is exercisable until the
5-year
anniversary of the date of issuance. All the warrants were exercised during the fiscal year ending May 31, 2020. The warrant achieved equity classification at inception. The net proceeds of $5.0 million were allocated first to the redemption provision at its fair value, then to the warrants at their relative fair value and the beneficial conversion feature at its intrinsic value as follows (in thousands):

January 30, 2019
Fair value of redemption provision	$1,465
Relative fair value of equity classified warrants	858
Beneficial conversion feature	2,677

Net proceeds of January 2019 Note	$5,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the three months ended August 31, 2019, the Company recognized approximately $0.1 million, of interest expense related to the January 2019 Note. During the year ended May 31, 2020, the Company received a redemption notice from the holder of the Company’s January 2019 Note, requesting an aggregate redemption of approximately

$
6,271,000
settling the remaining outstanding balance in full, including accrued interest. In satisfaction of the redemption notice, the Company issued shares of common stock totaling

10,842,255
and paid cash totaling
$
850,000
to the January 2019 Note holder in accordance with the terms of the January 2019 Note. Following the redemption, the January 2019 Note has been fully satisfied and there is no outstanding balance.
Long-term Convertible Note—March 2020 Note
On March 31, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year
maturity to an accredited investor in the initial principal amount of $17.1 million

(the “March 2020 Note”).
The Company received consideration of $15.0 million, reflecting an original issue discount of $2.1 million. The
March 31 Note
is secured by all of the assets of the Company, excluding the Company’s intellectual property (including those under both the March
2020
Note and the July
2020
Note
, discussed below
).
Interest accrues on the outstanding balance of the

March 2020
Note at 10% per annum. Upon the occurrence of an
e
vent of
d
efault, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any Event of Default, the
i
nvestor may accelerate the outstanding balance payable under the Note, which will increase automatically upon such acceleration by 15%, 10% or 5%, depending on the nature of the Event of Default.

Events of default

as referenced herein and not otherwise defined shall have the same meaning as set forth in the
March 2020
 Note
transaction documents filed as an exhibit to the Company’s current report on Form 8-K filed on April 6, 2020.
The investor may convert all or any part the outstanding balance of the March 2020 Note into shares of common stock at an initial conversion price of
$4.50
per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the March 2020 Note. On April 3, 2020, the Company amended the March 2020 Note limiting monthly issuances of common stock resulting from conversions to
1,000,000
shares in any calendar month during the first six months and further amended the March 2020 Note to remove this conversion limitation in July 2020. In addition to standard anti-dilution adjustments, the conversion price of the March 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The March 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes, and requires the Company to maintain a share reservation of 3,800,000 shares of common stock.
The
i
nvestor may redeem any portion of the

March 2020
Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $950,000. The

March 2020
Note require
d
the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the
 March 2020
 Note, in part or in full, at a 15% premium to par value, at any time upon fifteen trading days’ notice.
Pursuant to the terms of the

Securitie
s Purchase
 Agreement and the
 March 2020
Note, the Company must obtain the
i
nvestor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $15 million. Upon any such approval, the outstanding principal balance of the
March 2020 Note
 shall increase automatically by 5% upon the issuance of such additional debt.
On July 24, 2020, the Company entered into an amendment to the March 2020 Note to eliminate the 1,000,000 shares per calendar month volume limitation on sales of Conversion Shares.

The Company
filed an Amendment No. 1 to
 Registration Statement on Form
S-
3
(Registration No. 333-236198)
with the SEC by April 30, 2020 registering a number of shares of common stock sufficient to convert the entire
o
utstanding
b
alance of the

March 2020
Note plus, 2,500,000

shares of common
stock
issued in connection with the
exercise of
warrants
, which S-3 was declared effective on May 11, 2020.
The embedded conversion feature in the
 March
 2020
Note was analyzed under ASC 815,
Derivatives and Hedging
, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s stock upon issuance.
Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis
. The Company reconsiders the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.
The original issue discount of $2.1 million related to the March 2020 Note has been recorded as a discount on the March 2020 Note and the discount has been amortized over the term of the March 2020 Note. Amortization of debt discounts during the three months ended August 31, 2020 and May 31, 2020 amounted to approximately $0.3 million and $0.2 million, respectively, and are recorded as interest expense in the accompanying consolidated statements of operations. The unamortized discount balance for the March 2020 Note of approximately

$1.7 million as of August 31, 2020, is being amortized over the term of the
March 2020
Note. From June 26, 2020 to July 27, 2020, the
investor
converted in aggregate $9,537,500 of combined principal and accrued interest into 2,119,444 shares of common stock at the $4.50 per share conversion price. In connection with these conversions the Company recorded amortization of the debt discount of approximately $917,000.
Long-term Convertible Note—July 2020 Note
On July 29, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year
maturity to an institutional accredited investor in the initial principal amount of $28.5 million (the “July 2020 Note”). The Company received consideration of
 $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The July 2020 Note is secured by all of the assets of the Company, excluding the Company’s intellectual property (including those under both the March
2020
Note and the July
2020
Note).
Interest
accrues on the outstanding balance of the July 2020 Note at

10%
per annum. Upon the occurrence of an event of default, interest accrues at the lesser of

22%
per annum or the maximum rate permitted by applicable law. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the July 2020 Note, which will increase automatically upon such acceleration by
15%, 10% or 5%,
depending on the nature of the event of default. Events of default as referenced herein and not otherwise defined shall have the same meaning as set forth in the July 2020 Note Transaction documents filed as an exhibit to the Company’s current report on Form 8-K filed July 31, 2020.
The investor may convert all or any part the outstanding balance of the July 2020 Note into shares of common stock at an initial conversion price of
$10.00 per share upon five trading days’
notice, subject to certain adjustments and volume and ownership limitations specified in the July 2020 Note. In addition to standard anti-dilution adjustments, the conversion price of the July 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The July 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes
, and requires the Company to maintain a share reservation of 6,000,000 shares of common stock.
The investor may redeem any portion of the July 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $1,600,000. The
July 2020
Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the
July 2020

Note, in part or in full, at a 15% premium to par value, at any time upon fifteen trading days’ notice.
Pursuant to the terms of the Agreement and the
July 2020

Note, the Company must obtain the

i
nvestor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $25 million. Upon any such approval, the outstanding principal balance of the
July 2020

Note shall increase automatically by 5% upon the issuance of such additional debt.

The Company agreed to use commercially reasonable efforts to file a Registration Statement on Form
S-3
with the SEC by September 15, 2020 registering a number of shares of common stock sufficient to convert the entire Outstanding Balance of the July 2020 Note, which
S-3
(Registration
No. 333-248823)
was declared effective on September 25, 2020.
The embedded conversion feature in the July 2020 Note was analyzed under ASC 815,
Derivatives and Hedging
to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s stock upon issuance.
Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis
. The Company reconsiders the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.
The original issue discount of $3.4 million and issuance cost of $0.1 million related to
July 2020 Note
has been recorded as a discount on the
July 2020 Note
and the discount is being amortized over the term of the
July 2020 Note
. Amortization of debt discounts and issuance costs during the three months ended August 31, 2020 amounted to approximately $0.1 million, and are recorded as interest expense in the accompanying consolidated statements of operations. The unamortized discount and issuance costs balance for the
July 2020 Note
of approximately $3.3 million as of August 31, 2020, is being amortized over the term of the
July 2020 Note
.
Note 6 – Derivative Liabilities
The investor and placement agent warrants, issued in connection with a registered direct offering in September 2016, contained a provision for net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange, whereby such other Person or group acquires more than
50%
of the outstanding common stock). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrant holder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480,
Distinguishing Liabilities from Equity
, and ASC 815,
Derivatives and Hedging,
and are recorded at fair value. All of the investors and placement agent warrants were exercised during the fiscal year ending May 31, 2020.
The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, prior fiscal year end date May 31, 2020 and current reporting date August 31, 2020 (in thousands):

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,733	$5,179
Change in fair value of derivative liability	—	(4,777)

Balance May 31, 2019	7,733	402
Change in fair value of derivative liability	—	11,547
Fair value of warrants exercised	7,733	(11,949)

Balance May 31, 2020	—	—
Change in fair value of derivative liability	—	—
Balance August 31, 2020	—	$—

Changes in the fair value of the derivative liability are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. The Company recognized approximately $0.1 million
of
non-cash
gain
, due to the changes in the fair value of the liability associated with such classified warrants during the three months ended August 31, 2019.
ASC 820,
Fair Value Measurement
, provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for the warrants were determined using a Binomial Lattice valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2019 and August 31, 2019, using the following assumptions:

	September 15, 2016	May 31, 2019	August 31, 2019
Fair value of underlying stock	$0.78	$0.39	$0.40
Risk free rate	1.20%	1.94%	1.50%
Expected term (in years)	5	2.29	2.04
Stock price volatility	106%	61%	60%
Expected dividend yield	—	—	—
Probability of f undamental t ransaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%
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
As described in Note 5 above, the redemption provision embedded in the June 2018 and January 2019 Notes required bifurcation and measurement at fair value as a derivative. The fair value of the Note redemption provision derivative liabilities was calculated using a Monte Carlo Simulation which uses randomly generated stock-price paths obtained through a Geometric Brownian Motion stock price simulation. The fair value of the redemption provision will be significantly influenced by the fair value of the Company’s stock price, stock price volatility, changes in interest rates and management’s assumptions related to the redemption factor. The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019 and August 31, 2019:

			August 31, 2019
	November 15, 2018	January 30, 2019	June Note	January Note
Fair value of underlying stock	$0.57	$0.49	$0.40	$0.40
Risk free rate	2.78%	2.52%	1.76%	1.76%
Expected term (in years)	1.61	2	0.82	1.42
Stock price volatility	58.8%	61%	63.8%	61.6%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%
As discussed above, the June 2018 and January 2019 Notes were fully satisfied during the fiscal year ended May 31, 2020 and there is no outstanding balance as of August 31, 2020.
The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and August 31, 2019 (in thousands):

	Net Proceeds	Derivative Liability
		Inception date	August 31, 2019
Inception date June 2018 Note, November 15, 2018	$5,000	$1,285	$373
Inception date January 2019 Note, January 30, 2019	5,000	1,465	1,070

			$1,443

The Company recognized approximately $0.6
million
of
non-cash
gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the three months ended August 31, 2019.

There was no gain or loss for the three months ended August 31, 2020.
Note 7 – Stock Options and Warrants
The Company has one active stock-based equity plan at August 31, 2020, the CytoDyn Inc. 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). The 2012 Plan was approved by stockholders at the Company’s 2012 annual meeting to replace the 2004 Plan, and was amended by stockholders in February 2015 to increase the number of shares available for issuance from
3,000,000 to 5,000,000
shares of common stock, in March 2016 to increase the number of shares available for issuance fro
m 5,000,000 to 7,000,000
shares of common stock, in August 2017 to increase the number of shares available for issuance from
7,000,000 to 15,000,000
shares of common stock, and in May 2019 to increase the number of shares available for issuance from
15,000,000 to 25,000,000
shares of common stock. As of August 31, 2020, the Company had
261,854
 shares available for future stock-based grants under the 2012 Plan, as amended.

As described in Note 15 below, on September 30, 2020 the stockholders approved amending and restating the 2012 Plan. As a result of this approval, the total number of shares of common stock available for grant under the 2012 Plan was increased from 25,000,000 shares to 50,000,000 shares, the number of shares available to be issued will be increased on the last day of each fiscal yea
r
in an amount equal to 1% of the total outstanding shares on the last day of the prior fiscal year, and the term of the 2012 plan was extended for an additional ten years to September 30, 2030.
Stock Options
On June 25, 2020, the Company granted directors a portion of their annual stock option awards to purchase an aggregate total of 225,000 shares of common stock. The exercise price of the stock option awards was
 $6.15
per share, the closing price of
the Company’s common

stock on the date of grant. These stock option awards became fully vested effective August 31, 2020 and have a ten-year term. The grant date fair value of these stock options was
$4.46 per share.
During the three months ended August 31, 2020, the Company granted stock options, covering an aggregate of 1,165,000 shares of common stock, to employees and advisors
with exercise prices ranging between $2.75 and $6.15 per share. These stock option awards vest annually over three years, with a ten-year term
and grant date fair values ranging between $2.23 and $4.23 per share.
During the three months ended August 31, 2020, the Company issued 100,000 shares of common stock in connection with the exercise of stock options covering an aggregate of 100,000 shares. The stated exercise price of $0.39 per share resulted in aggregate gross proceeds of approximately
$39,000.

Warrants
On June 16, 2020, the Company issued compensa
tory
 warrants covering an aggregate of 105,000 shares of common stock to consultants. The warrants have a five-year term and an exercise price of $3.07. The grant date fair value of these warrants was $2.11 per share.
During the quarter ended August 31, 2020, the Company issued 27,927,669 shares of common stock in connection with the exercise of 28,657,889 warrants. The stated exercise price ranged from $0.30 to $1.35 per share, which resulted in aggregate gross proceeds of approximately $13.5 million.
Compensation expense related to stock options
and
warrants for the three months ended August 31, 2020 and August 31, 2019 was approximately $2.0 million and $0.6 million, respectively. The grant date fair value of options, warrants, and common stock vested during the three months ended August 31, 2020 and 2019 was approximately $4.4 million and $0.5 million, respectively. As of August 31, 2020, there was approximately $4.8 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 0.97 years.
The following table represents stock option and warrant activity as of and for the three months ended August 31, 2020 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2020	131,361	$0.65	5.79	$302,961
Granted	1,495	$4.10	—	—
Exercised	(45,301)	$0.60	—	—
Forfeited/expired/cancelled	(333)	$1.23	—	—

Options and warrants outstanding - August 31, 2020	87,222	$0.70	4.13	$232,949

Outstanding exercisable - August 31, 2020	84,375	$0.67	3.99	$227,520

Note 8 – Acquisition of Patents and Intangibles
T
he Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140)
drug substance. The Company followed the guidance in ASC 805,
Business Combinations
, to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of August 31, 2020 and 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets related to the patent rights acquired. The Company estimates the acquired patent has an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140)
and formulations comprising
leronlimab (PRO 140)
out through at least 2031 and 2038, respectively, in various countries.
On November 16, 2018, the Company completed the acquisition of substantially all of the assets of ProstaGene, LLC (“ProstaGene”), a biotechnology start-up
company, which included patents related to clinical research, a proprietary CCR5 technology for early cancer diagnosis, and a noncompetition agreement with ProstaGene’s founder and Chief Executive Officer, Richard G. Pestell. The Company accounted for the ProstaGene acquisition as an asset acquisition under
ASC 805-10-55,
Business Combinations
,
because the assets retained from ProstaGene do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in
ASC 805-10-55-5A
related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the proprietary technology and patents) and, thus, is not considered a business. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs. The acquisition of ProstaGene’s assets expanded the Company’s clinical development of leronlimab (PRO 140) into cancer indications and potential commercialization of certain cancer diagnostic tests. The aggregate purchase price paid for the ProstaGene acquisition was $11,558,000 based on the issuance of 20,278,000 shares of the Company’s common stock at $0.57 per share, including 1,620,000

s
hares
 to the investment bank for advisory services. In connection with the purchase, the Company entered into a Stock Restriction Agreement with Dr. Pestell, (the “Stock Restriction Agreement”), restricting the transfer of 8,342,000 shares of common stock payable to Dr. Pestell for a three-year period from the closing date of the ProstaGene transaction (the “Restricted Shares”). The Stock Restriction Agreement provided that in the event Dr. Pestell’s employment with the Company is terminated by Dr. Pestell not for Good Reason
,
or by the Company for Cause, as defined in Dr. Pestell’s employment agreement with the Company,

the Company w
ould
 have an option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The Restricted Shares w ere to
 vest and be released from the Stock Restriction Agreement in three equal annual installments commencing one year after the closing date of the acquisition of ProstaGene. On July 25, 2019, the Company’s Board terminated the employment of Dr. Richard G. Pestell prior to the vesting of any of the Restricted Shares. The vesting and/or release or forfeiture of the Restricted Shares is currently subject to litigation between the Company and Dr. Pestell.
A summary of the net purchase price and allocation to the acquired assets is as follows (in thousands):

ProstaGene, LLC
CytoDyn Inc. equity	$11,558
Acquisition expenses	741
Release of deferred tax asset	2,827

Total cost of acquisition	$15,126

Intangible assets	$15,126
Other	—

Allocation of acquisition costs	$15,126

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
Business Combinations
, the net tax effect of the deferred tax liability arising from the book to tax basis differences is recorded as a cost of the acquisition.

The fair value of the technology acquired is identified using the Income Approach. The fair value of the patents acquired is identified using the Cost to Reproduce Method. The fair value of the noncompetition agreement acquired is identified using the Residual Value Method. Goodwill is not recorded as the transaction represents an asset acquisition in accordance with ASU
2017-01.
Acquisition costs for asset acquisitions are capitalized and included in the total cost of the transaction. In addition, pursuant to ASC 805, the net tax effect of the deferred tax liability arising from the book to tax basis differences is recorded as a cost of the acquisition.
The following presents intangible assets activity, inclusive of patents (in thousands):

	August 31, 2020	May 31, 2020
Leronlimab (PRO 140) patent	$3,500	$3,500
ProstaGene, LLC intangible asset acquisition	15,126	15,126
Website development costs	20	20
Accumulated amortization	(5,687)	(5,190)

Total amortizable intangible assets, net	12,959	13,456
Patents currently not amortized	—	—

Carrying value of intangibles, net	$12,959	$13,456

Amortization expense related to all intangible assets was approximately $0.5 million and $0.5 million for the three months ended August 31, 2020 and 2019. The estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives is estimated to be approximately $2.0 million for the next year, approximately $1.5 million the following year, approximately $1.1 million for the next year, and $1.0 million per year for the following 2 years.
Note 9 – License Agreements
The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how”
technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues annual license fees of £600,000 (approximately US$774,000 utilizing current exchange rates), which fees are payable annually in

December. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2% of net sales, depending upon who serves as the manufacturer, when the Company commences its
 first commercial sale, which will continue as long as the license agreement is maintained.
Note 10 – Commitments and Contingencies
During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. As of quarter ended
August 31,
202
0
, the Company delivered to Samsung purchase orders totaling approximately $45 million related to the manufacture of leronlimab and payments totaling $34 million, with additional payments scheduled to be made throughout calendar 2020. Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount of the purchase order. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The first forecast schedules 11 manufacturing batches
,
all beginning in the quarter
ended Au
gust 31, 2020
, setting forth the total quantity of commercial grade leronlimab the Company expects to require in the following years. The Company estimates initial ramp-up
costs to manufacture commercial grade leronlimab at scale could total approximately $112 million, with approximately $65 million payable over the course of calendar 2020, of which $37 million has been paid as of the date of this filing, and approximately $24 million payable during calendar 2021, and approximately $23 million payable in January of 2022. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement. The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two-year
periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and the Company may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.

On May 22, 2020, the Company entered into a Drug Product Manufacturing Services Agreement with Samsung (the “Samsung Vial Filling Agreement”), pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval
inspection, and commercial supply of leronlimab. Under the terms of the Samsung Vial Filling Agreement, the Company is obligated to have specified minimum quantities of vials filed with leronlimab by Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The Company has not provided a forecast to Samsung, however based on set-up
related costs and manufacturing commitments pursuant to the Samsung Agreement the Company expects to deliver commitments of approximately $2.6 million in the form of purchase orders related to the Samsung Vial Filling Agreement through January 2021.
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
The Company has entered into project work orders, as amended, for each of its CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.7 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $1.9 million to an approximate high of $3.7 million.
On April 29, 2020, Torreya Capital LLC (“Torreya”) filed an arbitration claim against the Company demanding payment of a transaction fee in the amount of $600,000 plus attorney fees, for the Company’s alleged failure to pay a transaction fee to Torreya under the terms of the engagement letter with the Company. The Company denied Torreya’s right to a fee pursuant to the terms of the engagement. On September 17, 2020, Torreya amended its claim to add an additional transaction fee claim, increasing its demand to $1.74 million. The Company similarly denied Torreya’s contractual right to any fee.
The parties filed dispositive motions in August and September, which the arbitrator denied on October 5, 2020.
The Company continues to vigorously defend this action.
On June 29, 2020, the Company issued the note holder of the January 2019 Note 4,000,000 shares of common stock with a settlement value of $22.5 million. These shares were issued as settlement for a claim filed by the note holder against the Company alleging that the note holder was owed additional shares upon conversion of the January 2019 Note, compared to the number of shares requested by the noteholder and issued by of the Company to the note holder upon conversion.
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.
Note 11 – Private Warrant Exchange
On June 17, 2020, the Company entered into
privately negotiated
warrant exchange
agreements with
certain accredited
investors, pursuant to these investors
purchased common stock at a range of $0.21 to $0.70 per share in exchange for warrants with an
exercise price ranging from $0.35 to $1.35 per share of common stock. The Company issued
16,543,539 shares of common stock, $0.001
par value, in exchange for 16,543,539 warrants to purchase common stock, which resulted in
net
aggregate

proceeds of approximately $7.4 million

after offering costs of approximatley $0.4 million.
In connection with this transaction
,
the Company recognized approximately $3.3 million
in non-cash
inducement interest expense.
Note 12 – Stock Grants to Employees
On January 28, 2020, the Company awarded 11,650,000 performance shares to certain of its directors and executive officers outside of the 2012 Plan (“January 2020 Performance Shares
”), which
awards
would
vest and be settled in shares of common stock of the Company if the Company achieved
FDA Breakthrough Therapy designation for cancer within
six
 months of the award date and if certain other requirements have been met.
The awards were forfeited on July 28, 2020 when the performance condition
s
were not met.
On July 31, 2020, the Company issued 323,157 shares of common stock to Nader Z. Pourhassan Ph.D., Chief Executive Officer, of which 156,570 were tendered back to the Company to cover income tax withholding requirements. As a result, the Company incurred $1.6 million in stock compensation expense.

Note 13 – Employee Benefit Plan
The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution
of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three months ended August 31, 2020 and 2019, the Company incurred an expense of approximately $173,000 and $26,000, respectively, for qualified non-elective
contributions.
Note 14 – Related Party Transactions
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

On September 30, 2019, an entity controlled by Dr. Welch exchanged a 2019 Short-term Convertible Note in the principal amount of $1 million and accrued but unpaid interest of $75,343, for an Exchange Note (
as defined in Note 5
) in the principal amount of $1,075,343 and a warrant to purchase 1,000,000 shares of common stock. The terms of the exchange, the Exchange Note and the related warrant are further described in Note 5. The entity controlled by Dr. Welch participated on terms identical to the other holders in the exchange.
Note 15 – Subsequent Events
In March 2020, the World Health Organization declared
COVID-19
a pandemic. The Company could be negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The
COVID-19
pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The Company’s operational and financial performance has already been affected by the impact of the
COVID-19
pandemic; clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the
COVID-19
pandemic, or concerns among patients about participating in clinical trials during a public health emergency and the
COVID-19
pandemic is affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom the Company relies. As a result of
“shelter-in-place”
orders, quarantines or similar orders or restrictions to control the spread of
COVID-19,
our Company has implemented work-from-home policies for employees. The effects of these stay at home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in clinical programs and timelines. The extent of the impact of the
COVID-19
pandemic on the Company’s operational and financial performance, including on the Company’s ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect the Company’s business, results of operations, access to sources of liquidity and financial condition.

On September 3, 2020 and September 21, 2020, the Company granted stock option awards to
Company newly hired
employees covering a total of 100,000 shares of common stock, with exercise prices ranging from $3.41 to $3.88. The awards vest annually over three years and have a ten-year
contractual term.
On August 3, 2020, 2020, in light of increasing personal and professional commitments, director David F. Welch, Ph.D. informed the Board of Directors that he would not be seeking re-election
to the Board of Directors at the 2020 Annual Meeting of Stockholders on September 30, 2020.
During September 2020, the Company issued 818,241 shares of common stock in connection with the exercise of outstanding warrants

and stock
options
covering 822,895 shares. The stated exercise prices ranged from $0.50 to $1.35 per share, which resulted in aggregate gross proceeds to the Company
of approximately $0.6 million.
On September 30, 2020 the Company’s stockholders approved
the amendment and restatement of the Company’s 2012 Equity Incentive Plan (the “A&R 2012 EIP”). As a result of this approval, the total number of shares of common stock available for grant under the A&R 2012 Plan was increased from
25,000,000
shares to
50,000,000

shares, the number of shares available to be issued will be increased on the last day of each fiscal year in an amount equal to 1% of the total outstanding shares on the last day of the prior fiscal year, and the term of the plan was extended for an additional ten years to September 30, 2030.
On June 15, 2020 and June 25, 2020, the Compensation Committee of the Board approved grants of non-qualified stock options and restricted stock unit grants to certain of the Company’s executives and directors, which grants were made conditional upon stockholder approval of the A&R 2012 EIP. As a result of the September 30, 2020 stockholder approval of the A&R 2012 EIP, the Company issued to executives of the Company non-qualified stock options covering

3,350,000 shares of common
stock, time-vesting
restricted stock units (“RSUs”) covering 1,120,000 shares of common stock, and performance based RSUs (“PSUs”) covering 4,350,000.
The stock options have a per share exercise price of $3.12 and vest equally over three years. The RSUs vest equally over three years, and the PSUs will vest over the next fiscal year only if certain performance conditions set forth in the awards are met.
Concurrent with the stockholder approval, the Company also
issued to its three non-employee directors
stock options covering a total of 506,250 shares of common stock, or 168,750 shares for each director, which represented the remaining portion of the annual
director compensation for the fiscal year beginning June 1, 2020.
The
options were issued with a per share exercise price of $6.15 and vest equally over three quarterly installments beginning November 30, 2020.
On October 1, 2020, the Company received a redemption notice from the holder of the Company’s March 2020 Note requesting a redemption of $950,000, which was paid in cash on October 6, 2020. Following this redemption, the outstanding balance on the Marc
h
2020 Note, including accrued interest, was approximately $7.3 million.
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
Unless the context otherwise requires, references in this annual report to “CytoDyn,” the “Company,” “we,” “our,” or “us” are to CytoDyn Inc. and its subsidiaries

Overview
We are a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (PRO 140), a CCR5 antagonist to treat HIV infection, with the potential for multiple therapeutic indications. Our current business strategy is to resubmit our Biologics License Application, or BLA filing for leronlimab as a combination therapy for highly treatment experienced HIV patients as soon as possible. In addition, we will also pursue approval for leronlimab as a potential therapeutic benefit for
COVID-19
patients, cancer and other indications. Currently, we are engaged in conducting clinical trials in a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer, Phase 2 trial for 22 solid tumor cancers, a Phase 2 trial for graft-versus-host disease (“GvHD”) and a Phase 2 NASH trial for which the first patient has not yet been enrolled.
During the quarter ended August 31, 2020, we have continued to advance our clinical trials to evaluate the safety and efficacy of leronlimab as a treatment for HIV, as a therapeutic for
COVID-19,
as treatment for various forms of cancers and for GvHD. An update of the status of our clinical trials is below.
Clinical Trials Updates for HIV Applications
Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy
This trial was successfully completed and is the basis for our current BLA filing with the FDA. The BLA was initially submitted with the FDA in April 2020, and the BLA submission was completed on May 11, 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information, and the Company requested a Type A meeting to discuss the FDA’s request for additional information. The FDA did not schedule a Type A meeting, but requested the Company submit all questions regarding the filing in writing. In September 2020, the Company submitted questions to the FDA, received written responses, and held a telephonic meeting with the FDA to obtain further clarity on what additional information was required with respect to the BLA filing. The Company is working to provide the information required by the FDA in order to resubmit the BLA, which it anticipates could occur before the end of the calendar year 2020. This trial for leronlimab as a combination therapy to existing HAART drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of
0.0032. Most of the patients who have completed this trial have transitioned to a
FDA-cleared
rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.
Phase 2b Extension Study for HIV, as Monotherapy
Currently, there are five patients in this ongoing extension study and each has surpassed six years of suppressed viral load with leronlimab as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.
Rollover Study for HIV as Combination Therapy
This study is designed for patients who successfully completed the pivotal Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy in order to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.
Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy
Enrollment for this trial is closed after reaching over 500 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic
HIV-1
infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. We completed the evaluation with two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We reported in August 2019 that interim data suggested both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial has also been used to provide safety data for the BLA filing for leronlimab as a combination therapy. In view of the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy in May 2019. Many patients who completed the Phase 2b/3 trial and requested continued access to leronlimab are continuing in an extension study.

COVID-19
Phase 2 Trial to Evaluate the Efficacy and Safety of
 Leronlimab
 for Mild to Moderate Coronavirus Disease 2019
(COVID-19)
.
This
two-arm,
randomized, double blind, placebo controlled multicenter study to evaluate the safety and efficacy of leronlimab in patients with mild-to-moderate
symptoms of respiratory illness caused by coronavirus 2019 infection was completed in July 2020. Patients were randomized to receive weekly doses of 700 mg leronlimab, or placebo for two weeks. Leronlimab and placebo were administered via subcutaneous injection. The study has three phases: Screening Period, Treatment Period and
Follow-Up
Period. A total of 86 subjects were randomized 2:1 (active drug to placebo) in this study. The primary outcome measures are clinical improvement as assessed by change in total symptom score (for fever, myalgia, dyspnea and cough). Secondary outcome measures include: (1) time to clinical resolution, (2) change from baseline in National Early Warning Score 2 (NEWS2), (3) change from baseline in pulse oxygen saturation, (4) change from baseline in the patient’s health status on a
7-category
ordinal scale, (5) incidence of hospitalization, (6) duration (days) of hospitalization, (7) incidence of mechanical ventilation supply, (8) duration (days) of mechanical ventilation supply, (9) incidence of oxygen use, (10) duration (days) of oxygen use, (11) mortality rate, (12) time to return to normal activity. Enrollment was completed in July 2020 and the Company reported positive safety results. The topline report from the trial, including efficacy and complete safety data demonstrated clinically significant results for the primary endpoint and statistically significant results for the secondary outcome for NEWS2, was submitted to the FDA in August 2020. The Company is currently exploring various forms of authorizations for use and potential approvals with several countries.
Phase 3 Trial to Evaluate the Efficacy and Safety of Leronlimab for Patients With Severe or Critical Coronavirus Disease 2019
(COVID-19).
This is a
two-arm,
randomized, double blind, placebo controlled, adaptive design multicenter study to evaluate the safety and efficacy of leronlimab in patients with severe or critical symptoms of respiratory illness caused by coronavirus 2019 infection. Patients are randomized to receive weekly doses of 700 mg leronlimab, or placebo for two weeks. Leronlimab and placebo will be administered via subcutaneous injection. The study will have three phases: Screening Period, Treatment Period, and
Follow-Up
Period. The primary outcome measured in this study is:
all-cause
mortality at Day 28. Secondary outcomes measured are:
(1) all-cause
mortality at Day 14, (2) change in clinical status of subject at Day 14, (3) change in clinical status of subject at Day 28, and (4) change from baseline in Sequential Organ Failure Assessment (SOFA) score at Day 14. Recently, the Data Safety Monitoring Committee for the ongoing Phase 3 trial completed its first safety review of patients with severe and critical
COVID-19
and reported it saw no cause to modify the study. In August, 2020, the DSMC reviewed compiled safety data from 149 of the 169 patients enrolled in the Phase 3 trial. The DSMC did not raise any concerns regarding safety and recommended the trial continue without any modification. As such, the Company is continuing to enroll patients in this trial, and is currently in the process of a full interim analysis of the first 195 patients enrolled.
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
patients.
We initiated our first clinical trial with leronlimab in an immunological indication in March 2020 – a Phase 2 clinical trial with leronlimab for GvHD in reduced intensity conditioning (“RIC”) patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) who are undergoing bone marrow stem cell transplantation. GvHD represents an unmet medical need, with patients who contract GvHD during stem cell transplant having a significantly decreased
1-year
survival rate with relapsed GvHD as the leading cause of death. Our pre-clinical
study in GvHD has been published in the peer-reviewed journal Biology of Blood and Marrow Transplantation. In October 2017 the FDA has granted orphan drug designation to leronlimab for the prevention of acute GvHD. The next review of data by the independent data monitoring committee (iDMC) will occur following enrollment of 10 patients under the amended protocol after each patient has been dosed for 30 days.

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
Phase 1b/2 Trial for Triple-Negative Breast Cancer
This trial is to evaluate the feasibility of leronlimab combined with carboplatin in patients with CCR5+ metastatic triple negative breast cancer. The first portion is a dose escalation phase with three dose levels (cohorts) of leronlimab in combination with a fixed dose of carboplatin. The second portion is a single arm study with 30 patients to test the hypothesis that the combination of carboplatin intravenously and maximum tolerated dose of leronlimab subcutaneously will increase progression free survival. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. The change in circulating tumor cells (“CTCs”) number will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. The first patient was treated in September 2019, and the Company reported encouraging initial results from the first patient in November 2019. In January 2020, the Company filed for Breakthrough Therapy designation (BTD) with the U.S. Food and Drug Administration (FDA) for the use of leronlimab as an adjuvant therapy for the treatment of metastatic triple-negative breast cancer (mTNBC).
Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). In addition, the breakthrough therapy should have a compelling scientific rationale and promising mechanism of action (MOA), such as targeting a molecular driver of disease. If the BTD is granted, it will fall under one of three subcategories that (a) address a serious condition with poor outcomes for which there is no Standard of Care (SoC), (b) provide substantial efficacy improvement of a well characterized SoC for a serious condition with poor outcomes, or (c) provide substantial therapeutic index advantage over a well characterized SoC for a serious condition with poor outcomes. If a BTD is granted the possible outcomes are (a) conditional or full approval, (b) expedited development, (c) rolling submission, or (d) review shortened.
To determine whether the improvement over available therapy is substantial is a matter of judgment and depends on both the magnitude of the treatment effect, which could include duration of the effect, and the importance of the observed clinical outcome. In general, the preliminary clinical evidence should show a clear advantage over available therapy. A breakthrough therapy is a drug:

•	intended alone or in combination with one or more other drugs to treat a serious or life threatening disease or condition, and

•
preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

In 2019 the FDA’s Center for Drug Evaluation and Research (CDER) approved 29 of 48 novel drugs that used at least one expedited approval method. Thirteen of these drugs approved originated from a Breakthrough Therapy designation which represents 27% of the drugs approved during the year.
Compassionate Use Study of Leronlimab in Breast Cancer
This is a single arm, compassionate use study with 30 patients for leronlimab combined with a treatment of physician’s choice (TPC) in patients with CCR5+ mTNBC. Leronlimab will be administered subcutaneously as weekly dose of 350 mg until disease progression or intolerable toxicity. Based on our success in the Phase 1b/2 mTNBC trial with 350 mg dose, we were able to transition all of the compassionate use patients to 525 mg dose, Treatment of Physician’s Choice (TPC) is defined as one of the following single-agent chemotherapy drugs administrated according to local practice: eribulin, gemcitabine, capecitabine, paclitaxel, nab-paclitaxel,
vinorelbine, ixabepilone, or carboplatin. In this study, patients will be evaluated for tumor response approximately every 3 months or according to institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

Basket Trial for 22 Solid Tumor Cancers
This is a Phase 2 study to test the safety and efficacy of leronlimab on 22 different solid tumor cancers, including brain-glioblastoma, melanoma, lung, breast, ovarian, pancreas, bladder, throat, stomach, colon, testicular, uterine, among other indications. The first patient was treated in April 2020, and enrollment is ongoing.
Pre-clinical
Studies for Multiple Cancer Indications
We are initiating multiple
pre-clinical
studies with leronlimab for melanoma, pancreatic, breast, prostate colon, lung, liver and stomach cancers. An ongoing pre-clinical
study conducted by the Company reported in May 2019 that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. Based upon these strong results, we filed for Orphan Drug Designation for leronlimab for use in triple-negative breast cancer. In addition, pre-clinical
results in a colorectal cancer study are likewise encouraging.
Phase 2 Trial for Metastatic Colorectal Cancer
The FDA recently granted clearance to proceed with Phase 2 studies of leronlimab and regorafenib as a combination therapy for metastatic colorectal cancer in early September 2019. This Phase 2 study will enroll 30 patients and is designed to test the hypothesis that the combination of leronlimab, administered as a subcutaneous injection, and regorafenib, administered orally, will increase progression-free survival in patients with CCR5-positive metastatic colorectal cancer. We have not initiated this trial due because metastatic colorectal cancer patients can also enroll in the Phase 2 basket trial.
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
Phase 2 Trial and IND for NASH
The FDA recently granted clearance to CytoDyn to proceed with Phase 2 studies to test whether leronlimab may control the devastating effects of liver fibrosis associated with Nonalcoholic steatohepatitis (“NASH”). This trial is designed to be a
60-patient,
multi-center, randomized, double blind, placebo-controlled Phase 2 study of the safety and efficacy of leronlimab in adult patients with NASH. The first patient is expected to be treated in the fourth quarter of 2020.
Scientific Advisory Board
On September 1, 2020, we announced the formation of a scientific advisory board, formed to advise the Company on the development of leronlimab for multiple therapeutic indications. The initial members of the scientific advisory board including leading HIV, NASH, Oncology, and Rheumatological clinical experts and researchers, including Gero Hütter, M.D., Ph.D., German hematologist, best known for the bone marrow transplant resulting in the cure of the first HIV patient; Hope S. Rugo, M.D., Professor, Department of Medicine (Hematology/Oncology) and Director of the Breast Oncology Clinical Trials Education Program at University of California San Francisco; Richard T. Maziarz, M.D., Professor, Medical Director of the Adult Blood and Marrow Stem Cell Transplant and Cellular Therapy Program Knight Cancer Institute at Oregon Health & Science University (OHSU); Jonah B. Sacha, Ph.D., Professor, VGTI-Vaccine and Gene Therapy Institute at OHSU; Mazen Noureddin, M.D., a hepatologist and Director, Cedars-Sinai Liver Transplant Program in Los Angeles; Norman B. Gaylis, M.D., nationally and internationally recognized specialist in rheumatology and autoimmune diseases; Eric D. Mininberg, M.D., Oncology Specialist, Piedmont Cancer Institute, a member of the MD Anderson Cancer Network; and Lishomwa Ndhlovu, M.D., Ph.D., Assistant Professor, Immunology, Department of Medicine, Division of Infectious Disease at Weill Cornell Medicine in New York.

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials in the oncology and immunology space, including but not limited to triple-negative breast cancer, certain cancer indications and GvHD. See “Liquidity and Capital Resources” below.
Results of Operations
Results of Operations for the three months ended August 31, 2020 and 2019 are as follows:
For the three months ended August 31, 2020 and 2019, we had no activities that produced revenues from operations.
For the three months ended August 31, 2020 and 2019, we had a net loss of approximately $30.8 million and $16.2 million, respectively. The increase in net loss of approximately $14.6 million was due largely to higher general and administrative (“G&A”) expenses, higher research and development (“R&D”) expenses and higher interest expense. The increase in loss per share of $(0.06) as compared to $(0.04) a year ago was due to a higher net loss of $14.6 million over the comparable period last year partially offset by a significant increase in the number of weighted average common shares outstanding.
For the three months ended August 31, 2020 and 2019, operating expenses totaled approximately $25.6 million and $12.6 million, respectively, consisting of G&A expenses, R&D expenses, and amortization and depreciation. The increase in operating expenses of approximately $13.0 million, or 102%, was attributable to increased G&A expenses of approximately $6.9 million and increased R&D expenses of approximately $6.1 million.
G&A expenses totaled approximately $9.9 million for the three months ended August 31, 2020, and were comprised of salaries and benefits, non-cash
stock-based compensation expense, professional fees, insurance and various other expenses. The increase in general and administrative expenses of approximately $6.9 million, or 224%, for the three months ended August 31, 2020 was due to higher salaries and benefits attributable to increased compensation and additional number of employees, increased stock-based compensation, increased professional service fees, coupled with increases in other corporate and administrative expenses.
R&D expenses, which totaled approximately $15.2 million for the three months ended August 31, 2020, increased approximately $6.1 million, or 68%, over the comparable 2019 quarter due to an increase of $3.4 million in manufacturing activity related to the BLA, an increase of $1.8 million in clinical trial costs related to
COVID-19,
and an increase of $0.9 million related to
non-clinical
studies. For the quarter ended August 31, 2020, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing and controls) activities related to clinical and commercial inventories, (2) three HIV extension studies, which continue to provide leronlimab to patients who have successfully completed a trial,
(3) COVID-19
clinical trials and (4) increased clinical trials for oncology and immunology indications.
We expect future R&D expenses to be dependent on the timing of FDA approval of our BLA filing, the timing of FDA clearance of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical and regulatory progression of our
COVID-19,
oncology and immunology trials, along with the outcome of the pre-clinical
studies for several other cancer indications. R&D expenses are also expected to increase due to CMC activities in preparation for approval and commercialization of leronlimab.
Amortization and depreciation expenses totaled approximately $0.5 million, which was flat when compared to the comparable 2019 period. This expense is primarily attributable to the amortization of intangible assets recognized with the acquisition of ProstaGene, LLC.
For the three months ended August 31, 2020, no unrealized
non-cash
benefit from the change in fair value of derivative liabilities was recognized, as compared to a non-cash
charge of approximately $0.6 in the comparable 2019 period, related to certain warrants which originated in September 2016 and to two convertible note instruments originated in June 2018 and January 2019 containing contingent cash settlement provisions that gave rise to a derivative liability. For each reporting period, we determine the fair value of the derivative liability and record a corresponding non-cash
benefit or
non-cash
charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.
Interest expense for the three months ended August 31, 2020 totaled approximately $5.3 million. The increase of approximately $1.1 million over the comparable quarter in 2019 was driven primarily by an increase in non-cash inducement interest expense related to a private warrant exchange of approximately $0.9 million, an increase in non-cash amortization of discount on convertible notes of approximately $0.3 million, an increase in interest on convertible notes payable of $0.2 million and a decrease in debt issuance costs of $0.3 million.

The future trends in expenses will be driven, in large part, by the future outcomes of pre-clinical
studies and clinical trials and their related effect on research and development expenses and general and administrative expenses, the manufacturing of new commercial leronlimab. We require a significant amount of additional capital and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular, “Capital Requirements” and “Going Concern” below and Item 1A. Risk Factors in our Annual Report on
Form 10-K for
the year ended May 31, 2020.
Liquidity and Capital Resources
The Company’s cash position of approximately $18.2 million at August 31, 2020 increased approximately $3.9 million as compared to a balance of approximately $14.3 million at May 31, 2020. The increase was attributable to net cash provided by financing activities of approximately $44.9 million exceeding net cash used in operating activities of approximately $40.9 million and cash used in investing activities of approximately $0.1 million. Despite the Company’s small negative working capital position, vendor relations remain accommodative and we do not currently anticipate delays in our business initiatives due to liquidity constraints.
Cash Flows
Net cash used in operating activities totaled approximately $40.9 million during the three months ended August 31, 2020, which reflects an increase of approximately $25.8 million of net cash used in operating activities over the three months ended August 31, 2019. The increase in net cash used in operating activities was due to $39.3 million of cash used to procure inventory in the three months ended August 31, 2020, an increase in net loss of $14.6 million, offset in part by an increase in accrued liabilities of $20.1 million, an increase in noncash stock-based compensation of $3.1 million and an increase in non-cash inducement interest expense of $0.9 million.
Net cash used in investing activities was $0.1 million during the three months ended August 31, 2020, which reflects an immaterial increase over a year ago attributable to the purchase of office equipment and furniture.
Net cash provided by financing activities of approximately $44.9 million during the three months ended August 31, 2020, increased approximately $31.4 million over net cash provided by financing activities during the three months ended August 31, 2019. The increase in net cash provided from financing activities was attributable to net proceeds of $25 million from the issuance of a convertible promissory note and increased warrant exercises compared to the same period in the prior year.
Capital Requirements
We have not generated revenue to date, and we do not expect to generate product revenue until FDA approval of leronlimab as a combination therapy for HIV, unless various approvals for
COVID-19
are realized sooner. We expect to continue to incur operating losses as expenses continue to increase as we proceed with preparation for commercialization of leronlimab and continue our pre-clinical
and clinical trial programs. The future trends of all expenses will be driven, in large part, by the timing of the anticipated approval of our BLA, the magnitude of our commercialization readiness, future clinical trial strategy and timing of the commencement of our future revenue stream.
To date, we have not seen any impact due to
COVID-19
on our ability to access capital. However, the spread of
COVID-19
has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely affects access to, capital and increases economic uncertainty, and may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern.
Contract Manufacturing
During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. Through the end of the first quarter ended August 31, 2020, the Company delivered to Samsung purchase orders totaling $45 million related to the manufacture of leronlimab and payments totaling $34 million with additional payments scheduled to be made throughout calendar 2020.

Under the Samsung Agreement, a purchase order is binding and the Company is obligated to pay the full amount of the purchase order. Under the terms of the Samsung Agreement, the Company is obligated to make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements, which the Company is required to provide to Samsung. The first forecast schedules 11 manufacturing batches which began during the three months ended August 31, 2020, setting forth the total quantity of commercial grade leronlimab that the Company expects to require in the following years. The Company estimates that initial ramp-up
costs to manufacture commercial grade leronlimab at scale could total approximately $112 million, with approximately $65 million payable over the course of calendar 2020, of which $37 million has been paid as of the date of this filing, and approximately $24 million payable during calendar 2021, and approximately $23 million payable in January 2022. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement.
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
On May 22, 2020, the Company entered into a Drug Product Manufacturing Services Agreement with Samsung (the “Samsung Vial Filling Agreement”), pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval
inspection, and commercial supply of leronlimab. Under the terms of the Samsung Vial Filling Agreement, the Company is obligated to have specified minimum quantities of vials filed with leronlimab by Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The Company has not provided a forecast to Samsung, however, based on set-up
related costs and manufacturing commitments pursuant to the Samsung Agreement, the Company expects to deliver commitments of approximately $2.6 million in the form of purchase orders related to the Samsung Vial Filling Agreement through January 2021.
In addition to the Samsung Agreement, the Company has also previously entered into an arrangement with another third-party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that the Company terminates the agreement with this manufacturer, the Company may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $2.1 million. These amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.
Management believes two contract manufacturers best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. Management will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.
Distribution
On July 2, 2020, the Company entered into an exclusive Distribution and Supply Agreement (the “Distribution Agreement”) with American Regent, Inc. (“American Regent”) with respect to the distribution of the Company’s leronlimab (PRO140) drug for the treatment of
COVID-19
in the United States. Under the Distribution Agreement, the Company appointed American Regent as the sole and exclusive authorized distributor in the United States of any subcutaneous injectable biopharmaceutical drug product labeled for treating
COVID-19
that contains CytoDyn’s leronlimab as the only active pharmaceutical ingredient (the “Product”). The grant of exclusive distribution rights to American Regent does not extend to any intravenous or infusible biopharmaceutical drug product, or any other product of CytoDyn containing leronlimab that is not labeled for treating
COVID-19.
Under the Distribution Agreement, American Regent shall, at its cost, use commercially reasonable efforts to market the Product in the United States, and the Company remains responsible, at its cost, to pursue, own and maintain the applicable regulatory approvals necessary to market and manufacture the Product. The term of the Agreement extends for three years after the date of the first commercial sale of the Product, and will renew by mutual agreement of the parties for one additional one-year
term, unless American Regent notifies the Company of its intention to have the Agreement terminate at the end of the initial term at least six (6) months prior to the end of the initial term. The Agreement also permits each party to terminated the agreement for certain events of default by the other party, as enumerated in teh Distribution Agreement, and the Company may terminate the Agreement at any time after the first Commercial Sale upon six (6) months advance written notice to American Regent, or upon ninety (90) days written notice to American Regent following American Regent’s change of control.

As described above, the Company is currently conducting a Phase 2b/3 clinical trial for 390 severe-to-critically
ill
COVID-19
patients. If results from this trial indicates statistically significant clinical outcomes for the
COVID-19
patients to sufficiently meet the primary and secondary endpoints for the trials, the Company expects to seek FDA approval.
Contract Research
The Company has entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company has prepaid certain execution fees for direct services costs. In connection with our clinical trials, the Company has entered into separate project work orders for each trial with our CRO. In the event that the Company terminates any trial, certain financial penalties may be incurred which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.7 million. In the remote circumstance that all clinical trials are terminated, the collective financial penalties may range from an approximate low of $1.9 million to an approximate high of $3.7 million.
Licensing
Under the Progenics Purchase Agreement, we are required to pay Progenics the following ongoing milestone payments and royalties: (i) $5.0 million at the time of the first U.S. new drug application approval by the FDA or other
non-U.S.
approval for the sale of leronlimab (PRO 140); and (ii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of leronlimab (PRO 140) until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by
country basis. In addition, under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was previously assigned to us, we are required to pay AbbVie Inc. additional milestone payments and royalties as follows: (i) $0.5 million upon filing a BLA with the FDA or
non-U.S.
equivalent regulatory body; (ii) $0.5 million upon FDA approval or approval by another
non-U.S.
equivalent regulatory body; and (iii) royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. As of the date of this filing, while we have completed and filed the first of three portions of our BLA, it remains uncertain as to when the remaining two portions will be filed. Further, until the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors
are deemed contingent consideration and, therefore, are not currently accruable.
On December 17, 2019, the Company entered into a Commercialization and License Agreement and a Supply Agreement with Vyera Pharmaceuticals, LLC. Pursuant to the License Agreement, the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans in the United States.
Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, Vyera will incur the cost of, and be responsible for, among other things, commercializing the product in the territory and will use commercially reasonable efforts to commercialize the product in the field in the territory. Under the terms of the License Agreement, CytoDyn is permitted to license the product outside of the territory for uses in the field or outside the field or inside the territory for uses outside of the field.
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

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission in April and May of 2020 for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The FDA informed the Company its BLA did not contain certain information needed to complete a substantive review and therefore, the FDA would not file the BLA. The FDA’s request does not require any additional clinical trials to be conducted, rather that the Company conduct specifically requested additional analysis of the completed trials data. The Company requested a Type A meeting to discuss the FDA’s request for additional information. The FDA did not schedule a Type A meeting, but requested the Company submit all questions regarding the filing in writing. In September 2020, the Company submitted questions to the FDA, received written responses, and held a telephonic meeting with the FDA to obtain further clarity on what additional information was required with respect to the BLA filing. The Company is working to provide the information required by the FDA in order to resubmit the BLA, which it anticipates will occur by the end of the calendar year.
Going Concern
As reported in the accompanying consolidated financial statements, for the three months ended August 31, 2020 and August 31, 2019, we incurred net losses of approximately $30.8 million and $16.2 million, respectively. The Company has no activities that produced revenue in the periods presented and have sustained operating losses since inception.
The Company currently requires and will continue to require a significant amount of additional capital to fund operations, pay our accounts payables, and our ability to continue as a going concern is dependent upon its ability to raise such additional capital, commercialize its product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, it may need to scale back operations or slow CMO-related activities, which could materially delay commercialization initiatives, thereby deferring its ability to achieve profitability. The Company’s failure to raise additional capital could also affect its relationships with key vendors, disrupting its ability to timely execute our business plan. In extreme cases, it could be forced to file for bankruptcy protection, discontinue our operations or liquidate our assets.
Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional financing sources. As of the date of this filing, the Company has approximately 77 million shares of common stock authorized and remaining available for issuance under our certificate of incorporation, as amended, and approximately $135 million available for future registered offerings of securities under our universal shelf registration statement on
Form S-3, which
was declared effective on March 7, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).
The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict its operations. On March 31, 2020 and July 29, 2020, the Company entered into long-term convertible notes, which are secured by all of its assets, except for its intellectual property and also includes certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive
terms. Please refer to the matters discussed under the heading “Risk Factors” in our annual report on Form
10-K
filed on August 14, 2020.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of August 31, 2020, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2020 (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of August 31, 2020, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended August 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules
13a-15(f)
and
15(d)-15(f)
promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of August 31, 2020, we were not a party to any material pending legal proceeds except as described below and as described in Part I, Item 3 of our
10-K
for the fiscal year ended May 31, 2020. From time to time, we may become involved in claims and suits that arise in the ordinary course of our business. Management currently believes that the resolution of any such claims against us, if any, will not have a material adverse effect on our business, financial condition or results of operations.
On June 29, 2020, the Company issued the note holder of our January 2019 note 4,000,000 shares of common stock with a settlement value of $22.5 million, in settlement of a claim filed by the note holder against the Company alleging that the note holder was owed additional shares upon conversion of the January 2019 Note.
On April 29, 2020, Torreya Capital LLC (“Torreya”) filed an arbitration claim against the Company demanding payment of a transaction fee in the amount of $600,000 plus attorney fees, for the Company’s alleged failure to pay a transaction fee to Torreya under the terms of the engagement letter with the Company. The Company denied Torreya’s right to a fee pursuant to the terms of the engagement. On September 17, 2020, Torreya amended its claim to add an additional transaction fee claim, increasing its demand to $1.74 million. The Company similarly denied Torreya’s contractual right to any fee. The parties filed dispositive motions in August and September, which the arbitrator denied on October 5, 2020. The Company continues to vigorously defend this action.
On July 26, 2019, our Board of Directors terminated the employment of Dr. Richard G. Pestell, our former Chief Medical Officer, for cause pursuant to the terms of his employment agreement. On August 22, 2019, we received notice that a lawsuit naming the Company and its Chief Executive Officer and the Chairman of the Board was filed by Dr. Pestell in the United States District Court for the District of Delaware, alleging breach of Dr. Pestell’s employment agreement, among other claims, and seeking damages in the amount of certain severance entitlements thereunder pertaining to non-cause
termination, among other relief. The treatment of those entitlements and of certain previously granted unvested stock options and shares of restricted common stock, which were subject to a repurchase option, may be determined by the outcome of this litigation. On September 17, 2019, CytoDyn and the other defendants moved to dismiss the complaint. On September 27, 2019, Dr. Pestell amended his complaint. On October 10, 2019 the Company moved to dismiss certain wage and hour and defamation claims, and on June 12, 2020, the Court dismissed the wage and hour claims. Shortly thereafter, the Company filed an answer and counterclaims. On July 10, 2020, Dr. Pestell moved again to amend the dismissed wage claims, which the Company again moved to dismiss on July 24, 2020. The motion to dismiss the wage claims remains pending. The Company disputes all of Pestell’s claims and intends to vigorously defend the action.

Item 1A. Risk Factors.
We are subject to various risks, including those set forth below, and those risk factors identified in our Annual Report on Form
10-K
for the year ended May 30, 2020, filed with the SEC on August 14, 2020, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other reports filed with the SEC. You should carefully consider these risk factors, in addition to the other information in this quarterly report.
Continued delays in regulatory approval for leronlimab as a combination therapy with highly active antiretroviral therapy (HAART) for HIV patients will have a material adverse effect on our business and financial condition.
In February 2018, we announced we had met the primary endpoint in our Phase 3 trial for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients, and filed the non-clinical
portion of our Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (the “FDA”) on March 18, 2019. We subsequently filed with the FDA the clinical, along with the Chemistry, Manufacturing, and Controls (“CMC”) portions of the BLA April 2020, and completed our submission with the FDA on May 11, 2020. In July 2020, we received a Refusal to File letter from the FDA regarding the BLA filing, and requested a Type A meeting with the FDA to discuss the FDA’s request for additional information. The FDA did not schedule a Type A meeting, but requested the Company submit all questions regarding the filing in writing. In September 2020, we submitted our questions to the FDA, received written responses, and held a telephonic meeting with the FDA to obtain further clarity on what additional information was required with respect to our BLA filing. We understand that the FDA’s is requiring additional analysis of completed trials and results, and we are working to provide the information required by the FDA in order to resubmit our BLA by the end of the calendar year. However, even upon submission of the additional information to the FDA, there can be no assurance as to if or when the FDA will declare the filing complete.
Failure to obtain regulatory approval for leronlimab for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 17, 2020, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which investors purchased common stock from the Company at a range of $0.21 to $0.95 per share in exchange for warrants with an exercise price ranging from $0.35 to $1.35 per share of common stock. The Company issued 16,543,539 shares of common stock, $0.001 par value, in exchange for the exercise of warrants covering an identical number of shares generating aggregate gross proceeds of approximately $7.8 million, which the Company will use for general corporate purposes. In connection with this transaction, the Company recognized approximately $3.3 million in inducement interest expense. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the warrant exchange transaction.
On June 16, 2020, in exchange for services two consultants of the Company were granted warrants to purchase an aggregate of 105,000 shares of common stock with an exercise price of $3.07 per share and a five-year term. These warrants were accounted for as stock-based compensation and the grant date fair value related to these warrants was approximately $222,000. On June 25, 2020, in exchange for services a consultant of the Company was granted stock options to purchase of 105,000 shares of common stock with an exercise price of $6.15 per share and a five-year term. These warrants were accounted for as stock-based compensation and the grant date fair value related to these warrants was approximately $212,000. The Company relied upon the exemption provided for in Section 4(2) of the Securities Act of 1933 for the transactions described above.
On August 31, 2020, the Company approved the grant of
non-qualified
options to purchase 50,000 shares of common stock to each member of the Company’s newly established scientific advisory board, or options to purchase 400,000 shares of common stock in the aggregate. The options have an exercise price of $3.36 and a ten year term, and were vested 50% upon grant, and 50% six months following the grant date. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the grant of options to its scientific advisory board members.
On June 29, 2020, the Company issued the note holder of the January 2019 Note 4,000,000 shares of common stock with a settlement value of $22.5 million. These shares were issued as settlement for a claim filed by the note holder against the Company alleging that the note holder was owed additional shares upon conversion of the January 2019 Note, compared to the number of shares requested by the noteholder and issued by of the Company to the note holder upon conversion. The sale of the convertible notes and the issuance of the shares was made in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
The Company is refiling its Certificate of Incorporation, as amended, with this
Form 10-Q,
which was previously filed as Exhibit 3.1 to the
Form 10-K
filed on August 14, 2020, solely to correct a typographical error in the version filed with the
Form 10-K.

Item 6. Exhibits.
(a) Exhibits:

3.1**	Certificate of Incorporation of CytoDyn Inc., as amended.

4.1	Secured Convertible Promissory Note dated July 29, 2020 between CytoDyn Inc. and Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2020).

10.1	Securities Purchase Agreement between CytoDyn Inc. and Iliad Research and Trading, L.P. dated July 29, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2020).

10.2	Security Agreement between CytoDyn Inc. and Iliad Research and Trading, L.P. dated July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 31, 2020).

10.3	Distribution and Supply Agreement between CytoDyn Inc. and American Regent, Inc. dated July 2, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2020).

10.4*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s Proxy Statement filed on September 1, 2020.)

10.5*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Annual Form 10-K filed on August 14, 2020.

10.6*	Form of Stock Option Award Agreement for Employees under the 2012 Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.7*	Form of Restricted Stock Unit Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.8*	Form of Performance-Based Restricted Stock Unit Agreement under the 2012 Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.9*	Second Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated June 15, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.10*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Michael D. Mulholland dated June 15, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2020).

10.11*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nitya G. Ray, Ph.D., dated June 15, 2020 (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Form 10-K filed on August 14, 2020.

31.1**	Rule 13a-14(a) Certification by CEO of Registrant.

31.2**	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1**	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 9, 2020	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 9, 2020	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)