Form 10-Q
period 2020-11-30
CytoDyn Inc.
filed 2021-01-08
CIK 1175680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020

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
(360) 980-8524
(Registrant’s telephone number, including area code)
Not applicable
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
of the Exchange Act):    Yes  ☐    No
☒
On December 31, 2020, there were 598,132,866 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information
Item 1. Consolidated Financial Statements
CytoDyn Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share data)

	November 30, 2020 (unaudited)	May 31, 2020 (audited)
Assets
Current assets:
Cash	$29,407	$14,282
Restricted cash	—	10
Inventories	99,071	19,147
Prepaid expenses	900	498
Prepaid service fees	1,416	2,890

Total current assets	130,794	36,827
Operating leases right-of-use asset	391	176
Property and equipment, net	115	55
Intangibles, net	12,462	13,456

Total assets	$143,762	$50,514

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$46,083	$29,479
Accrued liabilities and compensation	15,911	6,879
Accrued interest on convertible notes	1,133	292
Accrued dividends on convertible preferred stock	1,816	981
Current portion of operating leases payable	111	115
Current portion of long-term convertible notes payable, net	50,676	6,745
Warrant exercise proceeds held in trust	—	10

Total current liabilities	115,730	44,501

Long-term liabilities:
Convertible notes payable, net	—	8,431
Operating leases liability	286	63
Accounts payable	34,280	—

Total long-term liabilities	34,566	8,494

Total liabilities	150,296	52,995

Commitments and Contingencies (Note 10)
Stockholders’ (Deficit) Equity
Preferred Stock, $0.001 par value; 5,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at November 30, 2020 and May 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 8 issued and outstanding at November 30, 2020 and May 31, 2020, respectively	—	—
Series B convertible preferred stock, $0.001 par value; 400 shares authorized, 87 and 92 shares issued and outstanding at November 30, 2020 and May 31, 2020, respectively	—	—
Common stock, $0.001 par value; 800,000 shares authorized, 590,279 and 519,261 issued and 589,837 and 518,976 outstanding at November 30, 2020 and May 31, 2020, respectively	590	519
Additional paid-in capital	414,463	351,711
Accumulated (deficit)	(421,587)	(354,711)
Less: Treasury stock, $0.001 par value (442 and 286 shares at November 30, 2020 and May 31,2020, respectively)	—	—

Total stockholders’ (deficit) equity	(6,534)	(2,481)

Total liabilities and stockholders’ (deficit) equity	$143,762	$50,514

See accompanying notes to consolidated financial statements.

CytoDyn Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$7,551	$3,094	$17,426	$6,140
Research and development	16,446	8,527	31,738	17,582
Amortization and depreciation	506	500	1,011	1,031

Total operating expenses	24,503	12,121	50,175	24,753

Operating loss	(24,503)	(12,121)	(50,175)	(24,753)
Interest income	—	2	—	2
Change in fair value of derivative liabilities	—	203	—	829
Loss on extinguishment of convertible note	(4,169)	—	(4,169)	—
Interest expense:
Finance charges	(231)	(1,549)	(137)	(1,558)
Amortization of discount on convertible notes	(1,243)	(439)	(2,582)	(1,470)
Amortization of debt issuance costs	(15)	(120)	(19)	(404)
Inducement interest expense	(3,758)	(283)	(7,103)	(2,713)
Interest on convertible notes payable	(1,047)	(553)	(1,613)	(957)

Total interest expense	(6,294)	(2,944)	(11,454)	(7,102)

Loss before income taxes	(34,966)	(14,860)	(65,798)	(31,024)
Income tax benefit	—	—	—	—

Net loss	$(34,966)	$(14,860)	$(65,798)	$(31,024)

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.12)	$(0.08)

Basic and diluted weighted average common shares outstanding	577,945	389,138	566,677	376,822

See accompanying notes to consolidated financial statements.

CytoDyn Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity
(Unaudited)
(In thousands, expect per share data)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2019	95	$—	329,554	$330	159	$—

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	—	—	3,014	3	—	—
Proceeds from registered direct offering ($0.50 per share)	—	—	5,640	6	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	45,376	45	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense - tender offers and debt conversions	—	—	—	—	—	—
Proceeds from Series C preferred stock offering	2	—	—	—	—	—
Offering costs related to Series C preferred stock offering	—	—	—	—	—	—
Dividends on Series C preferred stock	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss August 31, 2019	—	—	—	—	—	—

Balance August 31, 2019	97	$—	383,584	$384	159	$—

Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	—	—	2,270	2	—	—
Note conversion and extension fees	—	—	—	—	—	—
Proceeds from registered direct offering ($0.50 per share)	—	—	13,461	13	—	—
Offering costs related to registered direct offering	—	—	—	—	—	—
Proceeds from public warrant tender offers	—	—	—	—	—	—
Offering costs related to public warrant tender offers	—	—	—	—	—	—
Inducement interest expense - debt conversion	—	—	—	—	—	—
Proceeds from Series C preferred stock offering	3	—	—	—	—	—
Offering costs related to Series C preferred stock offering	—	—	—	—	—	—
Exercise of option to repurchase common stock	—	—	—	—	—	—
Dividends on Series C preferred stock	—	—	—	—	—	—
Legal fees in connection with equity offerings	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net Loss November 30, 2019	—	—	—	—	—	—

Balance November 30, 2019	100	$—	399,315	$399	159	$—

See accompanying notes to consolidated financial statements.

CytoDyn Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity
(Unaudited)
(In thousands, except per share data)

	Additional Paid-In Capital	Accumulated Deficit	Total	Fiscal Year To Date
Balance May 31, 2019	$220,120	$(229,364)	$(8,914)	$(8,914)

First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	1,002	—	1,005	1,005
Proceeds from registered direct offering ($0.50 per share)	2,250	—	2,256	2,256
Offering costs related to registered direct offering	(260)	—	(260)	(260)
Proceeds from public warrant tender offers	11,855	—	11,900	11,900
Offering costs related to public warrant tender offers	(1,058)	—	(1,058)	(1,058)
Inducement interest expense - tender offers and debt conversions	2,430	—	2,430	2,430
Proceeds from Series C preferred stock offering	1,754	—	1,754	1,754
Offering costs related to Series C preferred stock offering	(198)	—	(198)	(198)
Dividends on Series C preferred stock	—	(110)	(110)	(110)
Legal fees in connection with equity offerings	(16)	—	(16)	(16)
Stock-based compensation	581	—	581	581
Net Loss August 31, 2019	—	(16,164)	(16,164)	(16,164)

Balance August 31, 2019	$238,460	$(245,638)	$(6,794)	$(6,794)

Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	738	—	740	1,745
Note conversion and extension fees	(217)	—	(217)	(217)
Proceeds from registered direct offering ($0.50 per share)	4,396	—	4,409	6,665
Offering costs related to registered direct offering	(74)	—	(74)	(334)
Proceeds from public warrant tender offers	—	—	—	11,900
Offering costs related to public warrant tender offers	—	—	—	(1,058)
Inducement interest expense - debt conversion	283	—	283	2,713
Proceeds from Series C preferred stock offering	2,788	—	2,788	4,542
Offering costs related to Series C preferred stock offering	(182)	—	(182)	(380)
Exercise of option to repurchase common stock	(8)	—	(8)	(8)
Dividends on Series C preferred stock	—	(151)	(151)	(261)
Legal fees in connection with equity offerings	—	—	—	(16)
Stock-based compensation	434	—	434	1,015
Net Loss November 30, 2019	—	(14,860)	(14,860)	(31,024)

Balance November 30, 2019	$246,618	$(260,649)	$(13,632)	$(13,632)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity
(Unaudited)
(In thousands, except per share data)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance May 31, 2020	109	$—	519,261	$519	286	$—

First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	2,119	2	—	—
Issuance of legal settlement shares	—	—	4,000	4	—	—
Exercise of stock options	—	—	100	—	—	—
Stock issued for incentive compensation and tendered for income tax	—	—	323	—	156	—
Conversion of Series B preferred stock to common stock	(5)	—	50	—	—	—
Private warrant exchange	—	—	16,544	17	—	—
Exercise of warrants	—	—	27,928	28	—	—
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	—	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net loss August 31, 2020	—	—	—	—	—	—

Balance August 31, 2020	104	$—	570,325	$570	442	$—

Second Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	4,293	4	—	—
Exercise of stock options	—	—	10	—	—	—
Stock issued for incentive compensation and tendered for income tax	—	—	—	—	—	—
Stock issued for private offering ($1.50 per share)	—	—	667	1	—	—
Private warrant exchange	—	—	12,480	13	—	—
Exercise of warrants	—	—	2,504	2	—	—
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—
Offering costs related to private warrant exchange	—	—	—	—	—	—
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	—	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Net loss November 30, 2020	—	—	—	—	—	—

Balance November 30, 2020	104	$—	590,279	$590	442	$—

See accompanying notes to consolidated financial statements.

CytoDyn Inc.
Consolidated Statement of Changes in Stockholders’ (Deficit)/ Equity
(Unaudited)
(In thousands, except per share data)

	Additional Paid-In Capital	Accumulated Deficit	Total	Fiscal Year To Date
Balance May 31, 2020	$351,711	$(354,711)	$(2,481)	$(2,481)

First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	9,535	—	9,537	9,537
Issuance of legal settlement shares	(4)	—	—	—
Exercise of stock options	39	—	39	39
Stock issued for incentive compensation and tendered for income tax	828	—	828	828
Conversion of Series B preferred stock to common stock	—	—	—	—
Private warrant exchange	7,787	—	7,804	7,804
Exercise of warrants	13,441	—	13,469	13,469
Inducement interest expense related to private warrant exchange	3,345	—	3,345	3,345
Offering costs related to private warrant exchange	(364)	—	(364)	(364)
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	(243)	(243)	(243)
Dividends accrued on preferred stock	—	(420)	(420)	(420)
Stock-based compensation	2,086	—	2,086	2,086
Net loss August 31, 2020	—	(30,832)	(30,832)	(30,832)

Balance August 31, 2020	$388,404	$(386,206)	$2,768	$2,768

Second Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	11,549	—	11,553	21,090
Exercise of stock options	10	—	10	49
Stock issued for incentive compensation and tendered for income tax	—	—	—	828
Stock issued for private offering ($1.50 per share)	999	—	1,000	1,000
Private warrant exchange	4,583	—	4,596	12,400
Exercise of warrants	1,737	—	1,739	15,208
Inducement interest expense related to private warrant exchange	3,758	—	3,758	7,103
Offering costs related to private warrant exchange	—	—	—	(364)
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	(243)
Dividends accrued on preferred stock	—	(415)	(415)	(835)
Stock-based compensation	3,423	—	3,423	5,509
Net loss November 30, 2020	—	(34,966)	(34,966)	(65,798)

Balance November 30, 2020	$414,463	$(421,587)	$(6,534)	$(6,534)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(65,798)	$(31,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,011	1,031
Amortization of debt issuance costs	19	404
Amortization of discount on convertible notes	2,582	1,470
Inducement interest expense	7,103	2,713
Interest expense associated with accretion of convertible notes payable	—	688
Change in fair value of derivative liabilities	—	(829)
Stock-based compensation	7,115	1,015
Loss on extinguishment of convertible note	4,169	—
Changes in operating assets and liabilities:
(Increase) in inventories	(79,924)	—
Decrease (increase) in prepaid expenses	1,072	(228)
Increase in accounts payable and accrued expenses	61,532	2,785

Net cash used in operating activities	(61,119)	(21,975)

Cash flows from investing activities:
Furniture and equipment purchases	(77)	(14)

Net cash used in investing activities	(77)	(14)

Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	12,035	10,506
Proceeds from sale of common stock and warrants	1,000	6,665
Proceeds from exercise of warrants	15,209	—
Proceeds from sale of preferred stock, net of offering costs	—	4,149
Proceeds from registered direct financing held in trust	—	791
Payment on convertible notes	(950)	(1,310)
Exercise of option to repurchase shares held in escrow	—	(8)
Release of funds held in trust for warrant tender offer	(10)	(854)
Proceeds from exercise of stock options	48	—
Payment of payroll witholdings related to tender of common stock for income tax withholding	(778)	—
Proceeds from convertible notes payable, net	50,000	—
Payment of convertible notes conversion offering costs	—	(217)
Dividend declared and paid on Series B preferred stock	(243)	—

Net cash provided by financing activities	76,311	19,722

Net change in cash	15,115	(2,267)
Cash, beginning of period	14,292	3,467

Cash, end of period	$29,407	$1,200

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$138	$255

Non-cash investing and financing transactions:
Conversion of principal and interest of convertible notes to common stock	$16,922	$1,899

Accrued dividends on convertible preferred stock	$835	$261

See accompanying notes to consolidated financial statements.

CYTODYN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2020
(UNAUDITED)
Note 1. Organization
CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002 under the name RexRay Corporation (its previous name) and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a late-stage biotechnology company developing innovative treatments for multiple therapeutic indications based on leronlimab, a novel humanized monoclonal antibody targeting the CCR5 receptor. Leronlimab is in a class of therapeutic monoclonal antibodies designed to address unmet medical needs in the areas of Human Immunodeficiency Virus (“HIV”), Cancer, Immunology, and novel coronavirus disease (“COVID-19”).
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
disease (“GvHD”), and
Non-Alcoholic
Steatohepatitis (“NASH”).
More recently, the Company expanded its clinical focus with leronlimab to include evaluating its effectiveness in multiple other autoimmune indications where CCR5 antagonism has shown initial promise, as well as
COVID-19.
The Company targets leronlimab treatment as a therapy for patients who experience respiratory complications as a result of contracting
COVID-19.
The Company believes leronlimab provides therapeutic benefit by enhancing the immune response while mitigating the “cytokine storm” that leads to morbidity and mortality in patients experiencing this syndrome.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of typical recurring adjustments, needed to fairly present the financial results of the periods presented. The consolidated financial statements and notes thereto are presented as prescribed by
Form 10-Q. Accordingly,
certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.
The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal years ended May 31, 2020 and 2019 and notes thereto in the Company’s Annual Report on
Form 10-K for
the fiscal year ended May 31, 2020, filed with the Securities and Exchange Commission on August 14, 2020. Operating results for the three and six months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended November 30, 2020 and November 30, 2019, (b) the financial position at November 30, 2020 and (c) cash flows for the six month periods ended November 30, 2020 and November 30, 2019.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CytoDyn Operations Inc. and Advanced Genetic Technologies, Inc. (“AGTI”), of which AGTI is a dormant entity. All intercompany transactions and balances are eliminated in consolidation.
Reclassifications
Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or loss per share.

Going Concern
The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $65.8 million for the six months ended November 30, 2020 and has an accumulated deficit of $421.6 million as of November 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease could have on our significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Actual results could differ from these estimates.
Cash
Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at November 30, 2020 and May 31, 2020 approximated $29.2 million and $14.0 million, respectively.
Identified Intangible Assets
The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350
Intangibles-Goodwill and Other
, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges for the six months ended November 30, 2020 and 2019. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Note
8
.
Research and Development
Research and development costs are expensed as incurred. Clinical trial costs incurred through third parties are expensed as the contracted work is performed. Contingent milestone payments that are due to third parties under research and development collaboration arrangements or other contractual agreements are expensed when the milestone conditions are probable and the amount of payment is reasonably estimable, see further discussion in Note 9 and 10.
Inventory
The Company values inventory at the lower of cost or net realizable value using the average cost method. Inventories consist of raw materials, bulk drug substance, and drug product in unlabeled vials to be used for commercialization of the Company’s biologic, leronlimab, which is in the regulatory approval process. The consumption of raw materials during production is classified as work-in-progress
until saleable. Once it is determined to be in saleable condition following regulatory approval, inventory is classified as finished goods. Inventory is evaluated for recoverability by considering the likelihood that revenue will be obtained from the future sale of the related inventory, in light of the status of the product within the regulatory approval process.

The Company evaluates its inventory levels on a quarterly basis and writes down inventory that has become obsolete, or has a cost in excess of its expected net realizable value, and inventory quantities in excess of expected requirements. In assessing the lower of cost or net realizable value for
pre-launch
inventory, the Company relies on independent analyses provided by third parties knowledgeable of the range of likely commercial prices comparable to current comparable commercial product.
Inventories Procured or Produced in Preparation for Product Launches
The Company capitalizes inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when the results of clinical trials have reached a status sufficient to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced, and the Company has determined it is probable that these capitalized costs will provide some future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the compilation of the regulatory application. The Company closely monitors the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory may no longer qualify for capitalization.
Anticipated future sales, shelf lives, and expected approval date are taken into account when evaluating realizability of capitalized inventory. The shelf life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch
inventory, the Company considers the product stability data of all of the pre-approval
inventory procured or produced to date to determine whether there is adequate shelf life.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, and short-term and long-term debt. As of November 30, 2020, the carrying value of the Company’s cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. Short-term and long-term debt are reported at amortized cost in the Consolidated Balance Sheets. The remaining financial instruments are reported in the Consolidated Balance Sheets at amounts that approximate current fair values.
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
The fair value hierarchy specifies three levels of inputs that may be used to measure fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•
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

•
Level 3. Unobservable inputs to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities. These Level 3 inputs also include non-binding market
consensus prices
or non-binding broker
quotes that cannot be corroborated with observable market data.

The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of November 30, 2020 and May 31, 2020. As of November 30, 2020, there were no assets or liabilities measured at fair value using Level 3 inputs; previous outstanding derivative warrants and related convertible debt had been converted prior to May 31, 2020 according to the terms of the agreements.

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
(“ROU”) assets, current portion of operating leases payable and operating leases liabilities in the Consolidated Balance Sheets.
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
Stock-Based Compensation
U.S. GAAP requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award (requisite service period), when designated milestones have been achieved or when pre-defined performance conditions are met.
The Company accounts for stock-based awards established by the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions including stock price volatility, expected term and risk-free interest rates, as of the grant date. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the stock-based award. The expected volatility is based on the historical volatility of the Company’s common stock on monthly intervals. The computation of the expected option term is based on the “simplified method,” as the Company issuances are considered “plain vanilla” options. For stock-based awards with defined vesting, the Company recognizes compensation expense over the requisite service period, when designated milestones have been achieved or when pre-defined performance conditions are met. The Company estimates forfeitures at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested forfeitures at 0% for all periods presented. Periodically, the Company will issue restricted common stock to executives or third parties as compensation for services rendered. Such stock awards are valued at fair market value on the effective date of the Company’s obligation.

The Company periodically issues stock options or warrants to consultants for various services. The Black-Scholes option pricing model, as described more fully above, is utilized to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.
Debt
The Company has historically issued promissory notes at a discount and has
incurred direct debt issuance costs. Debt discount and issuance costs are capitalized and amortized over the life of the convertible promissory note in accordance with ASC
470-35
Debt Subsequent Measurement
.
Offering Costs
The Company periodically incurs direct incremental costs associated with the sale of equity securities as fully described in Note
11
. The costs are recorded as a component of equity upon receipt of the proceeds.
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
For this reason, the following options, warrants, unvested restricted stock units, convertible preferred stock including undeclared dividends and share reservations for convertible notes, which are issuable into common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the six months ended November 30, 2020 and November 30, 2019 (in thousands), respectively:

	Six Months Ended November 30,
	2020	2019
Stock options, warrants & unvested restricted stock	82,796	177,457
Convertible notes payable	12,000	10,048
Convertible preferred stock	31,490	17,550
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
In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% for the six months ended November 30, 2020 and November 30, 2019. The net tax expense for the six
months ended November 30, 2020 and 2019, was
zero
. The Company had a full valuation allowance as of November 30, 2020 and May 31, 2020, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.
Recent Accounting Pronouncements
Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.

In December 2019, the FASB issued ASU
No. 2019-12,
Simplifying the Accounting for Income Taxes (Topic 740)
. The objective of the standard is to improve areas of U.S. GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on January 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.
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
is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.
Note 3. Inventories
The Company’s inventory as of November 30, 2020 and May 31, 2020 was $99.1 million and $19.1 million, respectively. Inventory as of November 30, 2020 consisted of raw materials purchased for future commercial production and work-in-progress inventory related to the substantially completed commercial production of pre-launch inventories
of leronlimab to support the Company’s expected approval of the product as a combination therapy for HIV patients in the United States.
Work-in-progress
consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $41.1 million and $29.7 million, respectively, of work-in-progress
inventory.
The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from the Phase 3 clinical trial results, and information gathered from pre-filing
meetings with the FDA for the BLA. The last two portions of the BLA (clinical and manufacturing) were submitted with the FDA in April 2020 and the BLA submission was completed on May 11, 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information. In August and September 2020, the FDA provided written responses to the Company’s questions and met telephonically with Company key personnel and its clinical research organization concerning its recent BLA for this HIV combination therapy to expedite the resubmission of its BLA filing for this indication. The Company is working diligently to resubmit the BLA, which it expects to file in the first half of calendar year 2021.
Inventories as of November 30, 2020 and May 31, 2020 are presented below (in thousands):

	November 30, 2020	May 31, 2020
Raw materials	$28,294	$19,147
Work-in-progress	70,777	—

Total	$99,071	$19,147

Note 4. Long-term Accounts Payable
During the quarter ended November 30, 2020, in connection with the Samsung commitments as described below in Note 10, the Company negotiated non-standard payment terms for certain payables. The agreed upon payment terms resulted in due dates beyond one year of our reporting date. The non-current
accounts payable balance as of November 30, 2020 was $34.3 million.
Note 5. Convertible Instruments
Series D Convertible Preferred Stock
As o
f November 30, 2020,
 the Company had authorized
11,737
shares of Series D Preferred Stock,
$0.001
par value per share (“Series D Preferred Stock”), of which 8,452 remain outstanding. The Series D Certificate of Designation provides, among other things, holders of Series D Preferred Stock the right to receive, out of any assets at the time legally available therefore and when and as declared by the Board of Directors, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, to be paid, at the option of the holder, in cash or in shares of common stock at the rate of $0.50 per share. Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock shall be cumulative and there are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Dividends are to be paid annually in arrears on the last day of December each year. The Series D Preferred Stock does not have redemption rights. The stated value per share for the Series D Preferred Stock is $1,000.00 (the “Series D Stated Value”).

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the Series C Preferred Stock and in preference to any payment or distribution to any holders of the Series B Preferred Stock or common stock, an amount per share equal to the Series D Stated Value plus the amount of any accrued and unpaid dividends. If, at any time while the Series D Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series D Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of common stock determined by dividing the Series D Stated Value by the conversion price of $0.80 (subject to adjustment as set forth in the certificate of designation for the Series D Preferred Stock). No fractional shares will be issued upon the conversion of the Series D Preferred Stock. Except as otherwise provided in the Series D Certificate of Designation or as otherwise required by law, the Series D Preferred Stock has no voting rights. As of November 30, 2020, and May 31, 2020, the accrued dividends were
approximately $0.7
million or approximately 1.4 million shares of common stock, and approximately $0.3 million or approximately 0.5 million shares of common stock.
Series C Convertible Preferred Stock
As of November 30, 2020
, the Company had authorized
8,203 shares of Series C Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), of which 8,203 shares remain
outstanding. The Series C Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock, which dividends shall accrue whether or not declared. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Dividends are to be paid annually in arrears on the last day of December each year. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000 (the “Series C Stated Value”).
In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the Series D Preferred Stock and prior and in preference to any payment or distribution on any shares of common stock, currently outstanding series of preferred stock, or subsequent series of preferred stock, an amount per share equal to the Series C Stated Value and the amount of any accrued and unpaid dividends. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any Fundamental Transaction, a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Series C Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of November 30, 2020, and
May 31, 2020
, the accrued dividends were approximately $1.1 million or 2.2 million shares of common stock, and approximately $0.7 million or 1.4 million shares of common stock, respectively.
Series B Convertible Preferred Stock
As of November 30, 2020
, the Company had authorized
400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share
(“Series B Preferred Stock”), of which 87,100 remain outstanding. Each share of the Series B Preferred Stock is convertible into ten (10) shares of the Company’s common stock. At the option of the Company, dividends on the Series B Preferred Stock may be paid in cash or shares of the Company’s common stock, valued at
$0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share, plus any accrued and unpaid dividends. Dividends are payable to the Series B Preferred stockholders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. Except as provided by law, the Series B holders have no voting rights. On July 30, 2020, the Board declared a dividend and elected to pay such dividend in the form of cash in the aggregate amount of approximately $0.2 million to all Series B Convertible Preferred stockholders. The dividend was payable to Series B Convertible Preferred stockholders as of July 30, 2020. As of November 30, 2020, and May 31, 2020, the undeclared dividends were approximately $7,700 or 15,400 shares of common stock, and approximately $0.2 million, or 0.5 million shares of common stock, respectively.
2019 Short-term Convertible Notes
During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. Beginning on September 30, 2019 and through November 14, 2019, principal and interest totaling approximately $5.9 million came due. Holders of notes totaling approximately $1.1 million in principal and accrued interest agreed to extend their notes for another three months, and holders of notes totaling approximately $4.1 million in principal and accrued interest agreed to extend their notes for another six months. One noteholder with principal and accrued interest totaling approximately $0.2 million converted to shares of common stock of the Company. During the quarter ended November 30, 2019, a total of approximately $0.7 million of principal and accrued interest was repaid in cash. In addition, detachable stock warrants to purchase a total of 4.75 million warrants with a five-year term and an exercise price of $0.30 per share were issued to investors who extended their notes. One investor received 0.2 million warrants with a five-year term and an exercise price of $0.45 per share for converting the entire principal and accrued interest on its note. In connection with the Note extensions and conversion, the Company recorded a non-cash
inducement interest expense of approximately $0.3 million during the quarter ended November 30, 2019. The new principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, was convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes incurred simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, was due and payable on the maturity date. At the new commitment dates, the Company determined that there was a decrease in the fair value of the embedded conversion option resulting from the modification, the value of which is not required to be recognized under U.S. GAAP.
During the fiscal year ended May 31, 2020, holders of the 2019 Short-term Convertible Note
s
in the aggregate principal amount of $5.2 million, including accrued but unpaid interest, tendered notices of conversion at the stated conversion rate of $0.50 per share. The Company issued approximately 10.4 million shares of common stock in satisfaction of the conversion notices. The Company recognized approximately $0.3 million of interest expense for the six months ended November 30, 2019.
Long-term Convertible Note—June 2018 Note
On June 26, 2018, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note with a two-year
term to an institutional accredited investor in the initial principal amount of $5.7 million. The investor gave consideration of $5.0 million to the Company (the “June 2018 Note”). The June 2018 Note incurred interest of 10% and was convertible into common stock, at a conversion rate of $0.55 per share. The June 2018 Note provided for conversion in total, or in part, of the outstanding balance, into common stock of the Company at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the June 2018 Note, and allowed for redemption, at any time after six months from the issue date upon five trading days’ notice, subject to maximum monthly redemption amount of $0.35 million. The securities purchase agreement required the Company to reserve shares for future conversions or redemptions by dividing the outstanding principal balance plus accrued interest by the conversion price of $0.55 per share times 1.5. As a result of the entry into the January 2019 Note (as defined below), the Company’s obligations under the June 2018 Note were secured by all of the assets of the Company, excluding the Company’s intellectual property.
Effective November 15, 2018, the June 2018 Note was amended to allow the investor to redeem the monthly redemption amount of $0.35 million in cash or stock, at the lesser of (i) $0.55, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The variable rate redemption provision meets the definition of a derivative instrument and subsequent to the amendment, it no longer meets the criteria to be considered indexed to the Company’s own stock. As of November 15, 2018, the redemption provision required bifurcation as a derivative liability at fair value under the guidance in ASC Topic 815,
Derivatives and Hedging
.
The amendment of the June 2018 Note was also evaluated under ASC Topic
470-50-40,
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

During the six months ended November 30, 2019, the Company recognized $0.3 million of interest expense related to the June 2018 Note, respectively. During the year ended May 31, 2020, the Company received a redemption notice requesting an aggregate redemption of approximately $4.5 million settling the remaining outstanding balance in full, including accrued but unpaid interest. In satisfaction of the redemption notice, the Company issued approximately 8.5 million shares of common stock and paid cash totaling approximately $0.5 million to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the June 2018 Note was fully satisfied and there is no outstanding balance.
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
The January 2019 Note provided the investor with the right to redeem any portion of the January 2019 Note, at any time after six months from the issue date upon five trading days’ notice, subject to a maximum monthly redemption amount of $0.35 million. The monthly redemption amount may be paid in cash or stock, at the Company’s election, at the lesser of (i) $0.50, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%.

The redemption provision met the definition of a derivative instrument and did not meet the criteria to be considered indexed to the Company’s own stock. Therefore, the redemption provision required bifurcation as a derivative liability at fair value under the guidance in ASC Topic 815. The securities purchase agreement required the Company to reserve 20 million shares for future conversions or redemptions.
In conjunction with the January 2019 Note, the investor received a warrant to purchase 5.0 million shares of common stock with an exercise price of $0.30 which is exercisable until the
5-year
anniversary of the date of issuance. All the warrants were exercised during the fiscal year ending May 31, 2020. The warrant achieved equity classification at inception. The net proceeds of $5.0 million were allocated first to the redemption provision at its fair value, then to the warrants at their relative fair value and the beneficial conversion feature at its intrinsic value as follows (in thousands):

January 30, 2019
Fair value of redemption provision	$1,465
Relative fair value of equity classified warrants	858
Beneficial conversion feature	2,677

Net proceeds of January 2019 Note	$5,000

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the six months ended November 30, 2019, the Company recognized approximately $0.4 million, of interest expense related to the January 2019 Note. During the year ended May 31, 2020, the Company received a redemption notice from the holder of the Company’s January 2019 Note, requesting an aggregate redemption of approximately $6.3 million settling the remaining outstanding balance in full, including accrued interest. In satisfaction of the redemption notice, the Company issued approximately 10.8 million shares of common stock
and paid cash totaling $0.85 million to the January 2019 Note holder in accordance with the terms of the January 2019 Note. Following the redemption, the January 2019 Note has been fully satisfied and there is no outstanding balance.
Long-term Convertible Note—March 2020 Note
On March 31, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year
maturity to an accredited investor in the initial principal amount of $17.1 million (the “March 2020 Note”). The Company received consideration of $15.0 million, reflecting an original issue discount of $2.1 million. The March
2020
Note is secured by all the assets of the Company, excluding the Company’s intellectual property. The March 2020 Note incurred interest of 10% per annum and was convertible into common stock, at $4.50 per share. The March 2020 Note provided for conversion in total, or in part, of the outstanding balance, at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the note. The Company analyzed the conversion option for derivative accounting treatment under ASC 815,
Derivatives and Hedging
, and determined that the embedded conversion option did not qualify for derivative accounting. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis
.
The March 2020 Note provided the investor with the right to redeem any portion of the March 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $0.95 million.
During the quarter ended November 30, 2020, the Company issued an additional secured convertible promissory note to an affiliate of March 2020 noteholder (the “November 2020 Note,” as described below), which obligates the Company to reduce the outstanding balance held by the investor by
$7.5
million per month (the “Debt Reduction Amount,” as described below), beginning in the month of November 2020.
The original issue discount of $2.1
million related to the March 2020 Note has been recorded as a discount on the March 2020 Note and the discount has been amortized over the term of the March 2020 Note. Amortization of the March 2020 debt discount during the three and six months ended November 30, 2020 amounted to approximately
$0.7 million and $1.9 million, respectively, and are recorded as interest expense in the accompanying consolidated statements of operations. From June 26, 2020 to July 27, 2020, the investor converted in aggregate approximately $9.5 million of combined principal and accrued interest into approximately 2.1 million shares of common stock at the $4.50 per share conversion price. During the quarter ended November 30, 2020, the Company received a redemption notice from the holder of the March 2020 Note, requesting a redemption of $0.95 million. In satisfaction of the redemption notice, the Company paid cash of
$0.95
million to the March 2020 Note holder. Additionally, the Company applied the November 2020 Debt Reduction Amount to this note resulting in the note being fully satisfied. To settle this Debt Reduction Amount, the Company and the investor entered into three seperately negotiated exchange agreements, pursuant to which the remaining balance of the March 2020 Note was partitioned into three new notes (the “Partitioned Notes”). The Company and the investor exchanged the Partitioned Notes for approximately
4.3
million shares in aggregate of the Company’s common stock,
$0.001
par value. Following these exchanges, there was no outstanding balance of the March 2020 Note.
In connection with the Debt Reduction Amount, the Company recorded amortization of debt discount of approximately
$0.6  million for the quarter ended November 30, 2020. Additionally, the Company analyzed the restructured note for potential requirement of debt extinguishment accounting under ASC 470,
Debt Modifications and Extinguishments
. The Company concluded debt extinguishment accounting treatment to be necessary and accordingly recorded aggregate debt extinguishment loss of $4.2 million for the quarter ended November 30, 2020 as the difference between the fair market value of the shares issued and the amount of debt retired.
Long-term Convertible Note—July 2020 Note
On July 29, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year
maturity to an institutional accredited investor in the initial principal amount of $28.5 million (the “July 2020 Note”). The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The July 2020 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.
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
8-K
filed July 31, 2020.
The investor may convert all or any part the outstanding balance of the July 2020 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the July 2020 Note. In addition to standard anti-dilution adjustments, the conversion price of the July 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The July 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes, and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

The investor may redeem any portion of the July 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $1.6 million. The July 2020 Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the July 2020 Note, in part or in full, at a 15% premium to par value, at any time upon 1 trading days’ notice.
Pursuant to the terms of the Agreement and the July 2020 Note, the Company must obtain the investor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $25.0 million. Upon any such approval, the outstanding principal balance of the July 2020 Note shall increase automatically by 5% upon the issuance of such additional debt.
The Company agreed to use commercially reasonable efforts to file a Registration Statement on Form
S-3
with the SEC by September 15, 2020 registering approximately 2.9 million shares of common stock sufficient to convert the entire principal and interest balance of the July 2020 Note. The Form
S-3
(Registration
No. 333-248823)
was declared effective on September 25, 2020.
The embedded conversion feature in the July 2020 Note was analyzed under ASC 815,
Derivatives and Hedging,
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
Amortization of debt discounts and issuance costs during the three and six months ended November 30, 2020 amounted to approximately $0.4 million and $0.6 million, respectively, recorded as interest expense. The unamortized discount and issuance costs balance for the July 2020 Note is approximately $2.9 million as of November 30, 2020. The accrued interest balance for the July 2020 Note is approximately $1.0 million as of November 30, 2020. The outstanding balance on the July 2020 Note, including accrued interest, was approximately $29.5 million at November 30, 2020.
Long-term Convertible Note—November 2020 Note
On November 10, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued a secured convertible promissory note with a two-year
maturity to an institutional accredited investor in the initial principal amount of $28.5 million (the “November 2020 Note”). The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The November 2020 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.
Interest accrues on the outstanding balance of the November 2020 Note at 10% per annum. Upon the occurrence of an event of default, interest accrues at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the November 2020 Note, which will increase automatically upon such acceleration by 15%, 10% or 5%, depending on the nature of the event of default. Events of default as referenced herein and not otherwise defined shall have the same meaning as set forth in the November 2020 Note Transaction documents filed as an exhibit to the Company’s current report on Form
8-K
filed November 16, 2020.
The investor may convert all or any part the outstanding balance of the November 2020 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the November 2020 Note. In addition to standard anti-dilution adjustments, the conversion price of the November 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The November 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes, and requires the Company to maintain a share reservation of 6.0 million
shares of common stock.
The investor may redeem any portion of the November 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $3.5 million. The November 2020 Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the November 2020 Note, in part or in full, at a 15%
premium to par value, at any time upon 15 trading days’ notice. In addition, beginning in the month of November 2020 and for each of the following five months, the Company is obligated to reduce the outstanding balance of the November 2020 Note by
$7.5
million per month (the “Debt Reduction Amount”). Payments the Company makes under the March 2020 Note and the July 2020 Note will be credited toward the payment of each monthly Debt Reduction Amount. These payments are not subject to the
15
% prepayment premium, which would otherwise be triggered if the Company were to make payments against the notes exceeding the allowed maximum monthly redemption amount. Consistent with ASC
470-50-40-10,
Debt Modifications and Extinguishments
, the Company assessed the restructuring of the outstanding agreements with the investor as either a debt modification or debt extinguishment through performance of the 10% cash flow test. The Company noted the change in present value of future cash flows to be less than 10% for all modifications, and therefore, concluded the restructuring be accounted for as a debt modification.
Pursuant to the terms of the Agreement and the November 2020 Note, the Company must obtain the investor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $25.0 million. Upon any such approval, the outstanding principal balance of the November 2020 Note shall increase automatically by 5% upon the issuance of such additional debt.
The Company agreed to use commercially reasonable efforts to file a Registration Statement on Form
S-3
with the SEC within 5 days from the date of this quarterly filing registering a number shares of common stock sufficient to convert the entire principal balance of the November 2020 Note.
The embedded conversion feature in the November 2020 Note was analyzed under ASC 815,
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
Amortization of debt discounts and issuance costs during the three and six months ended November 30, 2020 amounted to approximately $0.1 million. The unamortized discount and issuance costs balance for the November 2020 Note is approximately $3.4 million as of November 30, 2020. The accrued interest balance for the November 2020 Note is approximately
$0.1
million as of November 30, 2020 resulting from approximately $0.1 million of interest expense for the three and six months ended November 30, 2020. The outstanding balance on the November 2020 Note, including accrued interest, was approximately
$28.6 million.
Note
6
. Derivative Liabilities
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
The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, prior fiscal year end date May 31, 2020 and current reporting date November 30, 2020 (in thousands):

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,733	$5,179
Change in fair value of derivative liability	—	(4,777)

Balance May 31, 2019	7,733	402
Change in fair value of derivative liability	—	11,547
Fair value of warrants exercised	7,733	(11,949)

Balance May 31, 2020	—	—
Change in fair value of derivative liability	—	—

Balance November 30, 2020	—	$—

Changes in the fair value of the derivative liability are reported as “Change in fair value of derivative liability” in the Consolidated Statements of Operations. The Company recognized approximately $0.3  million of non-cash
gain, due to the changes in the fair value of the liability associated with such classified warrants during the six months ended November 30, 2019.
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

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2019 and November 30, 2019, using the following assumptions:

	September 15, 2016	May 31, 2019	November 30, 2019
Fair value of underlying stock	$0.78	$0.39	$0.28
Risk free rate	1.20%	1.94%	1.61%
Expected term (in years)	5	2.29	1.79
Stock price volatility	106%	61%	63%
Expected dividend yield	—	—	—
Probability of fundamental transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%
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

The Company estimated the fair value of the redemptive provision using the following assumptions on the closing date of November 15, 2018, January 30, 2019 and November 30, 2019:

			November 30, 2019
	November 15, 2018	January 30, 2019	June Note	January Note
Fair value of underlying stock	$0.57	$0.49	$0.28	$0.28
Risk free rate	2.78%	2.52%	1.63%	1.60%
Expected term (in years)	1.61	2	0.57	1.17
Stock price volatility	58.8%	61%	66.3%	64.1%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%
As discussed above, the June 2018 and January 2019 Notes were fully satisfied during the fiscal year ended May 31, 2020 and there is no outstanding balance as of November 30, 2020.
The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and November 30, 2019 (in thousands):

	Net Proceeds	Derivative Liability
		Inception date	November 30, 2019
Inception date June 2018 Note, November 15, 2018	$5,000	$1,285	$481
Inception date January 2019 Note, January 30, 2019	5,000	1,465	975

			$1,456

The Company recognized approximately $0.6 million of
non-cash
gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the six months ended November 30, 2019. There was no gain or loss for the six months ended November 30, 2020
, as the notes were previously retired.
Note
7
. Stock Options and Warrants
The Company has one active stock-based equity plan at November 30, 2020, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). In September 2020, the stockholders approved the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan to increase the number of shares available for issuance from 25
million to
50
million shares among other amendments. The total number of shares available to be issued will increase on the first day of each fiscal year in an amount equal to 1%
of the total outstanding shares on the last day of the prior fiscal year, and the term of the Plan was extended for an additional 10 years to September 30, 2030. As of November 30, 2020, the Company had approximately
15.7
million shares available for future stock-based grants under the 2012 Plan.
Stock Options
Upon the September 30, 2020 stockholder approval of the Amended and Restated 2012 Plan, the Company issued to executives of the Company non-qualified
stock options covering 3.35
million shares of common stock, time-vesting restricted stock units (“RSUs”)
covering 1.12
million shares of common stock, and performance based RSUs (“PSUs”)
covering 4.35
million shares of common stock. The stock options have a per share exercise price of
$3.12, grant date fair value of $2.12 per share, and vest equally over three years. The RSUs vest equally over three years and grant date fair value of $3.12 per share. The PSUs will vest over the next fiscal year only if certain performance conditions set forth in the awards are met. Concurrent with the stockholder approval, the Company also issued to its non-employee
directors stock options covering a total of 506,250
shares of common stock, or
168,750
shares of common stock for each director, which represented the remaining portion of the annual director compensation for the fiscal year beginning June 1, 2020. The options were issued with a per share exercise price of
$6.15
, grant date fair value of $4.20 per share, and vest equally over three quarterly installments beginning November 30, 2020.
During the six months ended November 30, 2020, the Company granted stock options, covering an aggregate of 1.3 million shares of common stock, to employees and consultants with exercise prices ranging between
$2.60 and $6.15 per share. These stock option awards vest annually over three years, with a ten-year term
and grant date fair values ranging between $1.84 and $4.23 per share.
During the six months ended November 30, 2020, the Company issued 110,000 shares of common stock in connection with the exercise of stock options covering an aggregate of 110,000 shares. The stated exercise price ranged from $0.39 to
$0.98
per share which resulted in aggregate gross proceeds of
$48,300.
Warrants
During the six months ended November 30, 2020, the Company issued compensatory warrants covering an aggregate of
 105,000
shares of common stock to consultants. The warrants have a five-year term and an exercise price of $3.07. The grant date fair value of these warrants was $2.11 per share.
During the six months ended November 30, 2020, the Company issued approximately 21.6 million shares of common stock, $0.001 par value, in connection with the exercise of approximately
21.6
million warrants. The stated exercise price ranged from
$0.30 to $1.35
per share, which resulted in aggregate gross proceeds of
approximately $15.2
million. Additionally, during the six months ended November 30, 2020, the Company issued approximately 8.9 million shares of common stock, $0.001 par value, in connection with the cashless exercise of approximately 9.6 million warrants with stated exercise prices ranging from $0.50 to $1.35.
Compensation expense related to stock options and warrants for the three and six months ended November 30, 2020 and November 30, 2019 was approximately $3.4 million and $5.5 million and $1.0 million and $1.5 million, respectively. The grant date fair value of options, warrants, and common stock vested during the six months ended November 30, 2020 and 2019 was approximately $3.0 million and $0.9 million, respectively. As of November 30, 2020, there was approximately $12.2 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.17 years.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2020 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Options and warrants outstanding - May 31, 2020	131,361	$0.65	5.79	$302,961
Granted	5,486	$3.61	—	—
Exercised	(59,238)	$0.57	—	—
Forfeited/expired/cancelled	(533)	$0.98	—	—

Options and warrants outstanding - November 30, 2020	77,076	$0.88	4.38	$143,788

Outstanding exercisable - November 30, 2020	70,747	$0.71	3.97	$140,630

Note
8
. Acquisition of Patents and Intangibles
The Company consummated an asset purchase on October 16, 2012, and paid $3,500,000 for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140) drug substance. The Company followed the guidance in ASC 805,
Business Combinations
, to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of November 30, 2020 and 2019, the Company has recorded and is amortizing $3,500,000 of intangible assets related to the patent rights acquired. The Company estimates the acquired patent has an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140) and formulations comprising leronlimab (PRO 140) out through at least 2031 and 2038, respectively, in various countries.
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
Business Combinations,
because the assets retained from ProstaGene do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in
ASC 805-10-55-5A
related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the proprietary technology and patents) and, thus, is not considered a business. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs. The acquisition of ProstaGene’s assets expanded the Company’s clinical development of leronlimab (PRO 140) into cancer indications and potential commercialization of certain cancer diagnostic tests. The aggregate purchase price paid for the ProstaGene acquisition was $11,558,000 based on the issuance of 20,278,000 shares of the Company’s common stock at $0.57 per share, including 1,620,000 shares to the investment bank for advisory services. In connection with the purchase, the Company entered into a Stock Restriction Agreement with Dr. Pestell, (the “Stock Restriction Agreement”), restricting the transfer of 8,342,000 shares of common stock payable to Dr. Pestell for a three-year period from the closing date of the ProstaGene transaction (the “Restricted Shares”). The Stock Restriction Agreement provided that in the event Dr. Pestell’s employment with the Company is terminated by Dr. Pestell not for Good Reason, or by the Company for Cause, as defined in Dr. Pestell’s employment agreement with the Company, the Company would have an option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The Restricted Shares were to vest and be released from the Stock Restriction Agreement in three equal annual installments commencing one year after the closing date of the acquisition of ProstaGene. On July 25, 2019, the Company’s Board terminated the employment of Dr. Richard G. Pestell prior to the vesting of any of the Restricted Shares. The vesting and/or release or forfeiture of the Restricted Shares is currently subject to litigation between the Company and Dr. Pestell.
A summary of the net purchase price and allocation to the acquired assets is as follows (in thousands):

ProstaGene, LLC
CytoDyn Inc. equity	$11,558
Acquisition expenses	741
Release of deferred tax asset	2,827

Total cost of acquisition	$15,126

ProstaGene, LLC
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

The following presents intangible assets activity, inclusive of patents (in thousands):

	November 30, 2020	May 31, 2020
Leronlimab (PRO 140) patent	$3,500	$3,500
ProstaGene, LLC intangible asset acquisition	15,126	15,126
Website development costs	20	20
Accumulated amortization	(6,184)	(5,190)

Total amortizable intangible assets, net	12,462	13,456
Patents currently not amortized	—	—

Carrying value of intangibles, net	$12,462	$13,456

Amortization expense related to all intangible assets was approximately $0.5 million and $1.0 million and $0.5 million and
$1.0
million for the three and six months ended November 30, 2020 and 2019. The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives as of November 30, 2020:

Fiscal Year	Amount
2021 (6 months remaining)	$994
2022	1,912
2023	1,301
2024	1,023
2025	1,023
Thereafter	6,209

Total	$12,462

Note
9
. License Agreements
The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how”
technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues annual license fees of £0.6 million (approximately US$0.8 million utilizing current exchange rates), which fees are payable annually in December. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2% of net sales, depending upon who serves as the manufacturer, when the Company commences its first commercial sale, which will continue as long as the license agreement is maintained.
Note
10
. Commitments and Contingencies
Commitments with Samsung Biologics
During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. As of the quarter ended November 30, 2020, the Company delivered to Samsung purchase orders totaling approximately $116 million related to the manufacture of leronlimab and payments totaling $40 million, with additional payments scheduled to be made throughout calendar 2021 and 2022. As of November 30, 2020, the Company has recorded current liabilities of approximately $44 million and long-term liabilities of $34 million related to inventory manufactured pursuant to the Samsung Agreement. Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount of the purchase order, and make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The first forecast scheduled 11 manufacturing batches setting forth the total quantity of commercial grade leronlimab the Company expects to require during calendar year 2020, as of the quarter ended November 30, 2020, all batches were substantially complete. The Company estimates initial ramp-up
costs to manufacture commercial grade leronlimab at scale could total approximately $127 million, with approximately
$64
million payable over the course of calendar year 2020, of which
$45
million has been paid as of the date of this filing, approximately
$37
million payable during calendar year 2021, and approximately
$26  million payable in calendar year 2022. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement. The Samsung Agreement has an initial term ending in December 2027 and will be automatically extended for additional two-year
periods unless either party gives notice of termination at least six months prior to the then current term. Either party may terminate the Samsung Agreement in the event of the other party’s insolvency or uncured material breach, and the Company may terminate the agreement in the event of a voluntary or involuntary complete market withdrawal of leronlimab from commercial markets, with one and half year’s prior notice. Neither party may assign the agreement without the consent of the other, except in the event of a sale of all or substantially all of the assets of a party to which the agreement relates.
On May 22, 2020, the Company entered into a Drug Product Manufacturing Services Agreement with Samsung (the “Samsung Vial Filling Agreement”), pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval
inspection, and commercial supply of leronlimab. Under the terms of the Samsung Vial Filling Agreement, the Company is obligated to have specified minimum quantities of vials filed with leronlimab by Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The Company has not provided a forecast to Samsung, however based on set-up
related costs and manufacturing commitments pursuant to the Samsung Agreement, the Company expects to deliver commitments of approximately $3.6 million in the form of purchase orders related to the Samsung Vial Filling Agreement through January 2021.
In addition to our manufacturing agreement with Samsung, the Company also previously entered into an arrangement with another third-party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that the Company terminates the agreement with this manufacturer, the Company may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $1.1 million. The amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.
Commitments with Contract Research Organization (CRO)
The Company has entered into project work orders, as amended, for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to
$0.6
million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of
$2.0 million to an approximate high of $4.0 million.
Other Matters
From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.
Note
11
. Private Securities Offerings
On October 14, 2020, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which
the investors purchased common stock at a range of $0.24 to $0.80 per share in exchange for warrants with an exercise price ranging from $0.30 to $1.00 per share of common stock. The Company issued approximately 7.0 million shares of common stock, $0.001 par value, in exchange for approximately 6.4 million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately $2.7 million. In connection with this transaction, the Company recognized approximately $2.2 million of
non-cash
inducement interest expense.

On October 26, 2020, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to
w
hich
the investors purchased common stock at a range of $0.24 to $0.60 per share in exchange for warrants with an exercise price ranging from $0.30 to $0.75 per share of common stock. The Company issued approximately 5.0 million shares of common stock, $0.001 par value, in exchange for approximately 4.5 million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately $1.6 million. In connection with this transaction, the Company recognized approximately $1.4 million of
non-cash
inducement interest expense.
On November 17, 2020, the Company conducted a private equity offering, in which an accredited investor purchased unregistered common stock at $1.50 per share. Pursuant to the offering, the Company sold approximately 0.67 million shares of common stock, $0.001 par value, for aggregate proceeds of
$1.0 million.
On November 30, 2020, the Company entered into a privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased common stock at
$0.60
per share in exchange for warrants with an exercise price of
$0.75
per share of common stock. The Company issued
approximately 0.5
million shares of common stock,
$0.001 par value, in exchange for 0.5
million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately
$0.3
million. In connection with this transaction, the Company recognized approximately $0.2 million of non-cash
inducement interest expense.
As described in Note 5, approximately 4.3 million shares of common stock, $0.001 par value, were issued in exchange for the retirement of the March 2020 Note.
Note
12
. Stock Grants to Employees
As described in Note 7 above, upon the September 30, 2020 stockholder approval of the Amended and Restated 2012 Plan, the Company issued to executives of the Company non-qualified stock options covering 3.35 million shares of common stock, time-vesting restricted stock units (“RSUs”) covering 1.12 million shares of common stock and performance based RSUs (“PSUs”) covering 4.35 million shares of common stock. The RSUs vest equally over three years, and the PSUs will vest over the next fiscal year only if certain performance conditions set forth in the awards are met. The options vest equally over three years.
On October 16, 2020, in connection with his hiring the Company granted Mahboob U. Rahman M.D., Ph.D., FACR, Chief Scientific Officer, 0.2 million time-vesting RSUs. The RSUs vest equally over three years. The grant date fair value of these RSUs was $2.81 per share.
Note
13
. Employee Benefit Plan
The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. The Company makes a qualified non-elective contribution
of 3%, which consequently vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Code. During the three and six months ended November 30, 2020 and 2019, the Company incurred an expense of approximately $42,000 and $200,000 and $19,800 and $46,000, respectively, for qualified non-elective
contributions.
Note
1
4
. Related Party Transactions
The Audit Committee of the Board of Directors, comprised of independent directors, or the full Board of Directors, reviews and approves all related party transactions. There were no related party transactions for the quarter ended November 30, 2020.
Note
15
. Subsequent Events
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
On December 18, 2020, the Company and the November 2020 Note holder entered into an exchange agreement, pursuant to which the November 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount equal to the Debt Reduction Amount of
$7.5
million, the outstanding balance of the November 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 2.2 million shares of the Company’s common stock $0.001 par value. Following this payment, the outstanding balance on the November 2020 Note, including accrued interest, was approximately
$21.3 million.
During December 2020, the Company entered into a private warrant exchange in which accredited investors purchased unregistered common stock at a range of
$0.24 to $0.36
per share as compared to the stated exercise price on their warrant, which ranged from
$0.30 to $0.45
per share of common stock. The Company issued approximately 2.2 shares of common stock, as well as approximately 0.2 million additional shares as an inducement to exercise their warrants, for a total of approximately
2.4 million shares of common stock, $0.001
par value. Aggregate gross proceeds from the private warrant exchange were approximately
$0.6 million.
During December 2020, the Company issued approximately
3.7
million shares of common stock, $0.001 par value, in connection with the exercise of outstanding warrants and stock options covering approximately
3.7
million shares. The stated exercise prices ranged from
$0.30 to $1.40
per share, which resulted in aggregate gross proceeds to the Company of approximately
$2.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain information included in this Quarterly Report on Form
10-Q
contains, or incorporates by reference, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “hope,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions, or the use of future tense, are intended to identify forward-looking statements. These statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the impact of health epidemics, including the ongoing
COVID-19
pandemic, and information regarding future operations, future capital expenditures and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, (i) the sufficiency of the Company’s cash position, (ii) the Company’s ability to raise additional capital to fund its operations, (iii) the Company’s ability to meet its debt obligations, if any, (iv) the Company’s ability to enter into partnership or licensing arrangements with third-parties, (v) the Company’s ability to identify patients to enroll in its clinical trials in a timely fashion, (vi) the Company’s ability to achieve approval of a marketable product, (vii) the design, implementation and conduct of the Company’s clinical trials, (viii) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results, (ix) the market for, and marketability of, any product that is approved, (x) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products, (xi) regulatory initiatives, compliance with governmental regulations and the regulatory approval process, (xi) regulatory initiatives and compliance with governmental regulations and the regulatory approval process, (xii) litigation affecting the Company or its products; (xiii) general economic and business conditions, (ix) changes in foreign, political, and social conditions, and (xv) various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. For a discussion of the risks and uncertainties that could materially and adversely affect the Company’s financial condition and results of operations, see “Risk Factors” set forth in our Annual Report on Form
10-K
for the year ended May 31, 2020, filed with the SEC on August 14, 2020, and in our subsequent filings with the SEC, including those risks and uncertainties identified in Part II, Item 1A of this Quarterly Report.
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
Overview
We are a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (“PRO 140”), a CCR5 antagonist to treat HIV infection, with the potential for multiple therapeutic indications. Our current business strategy is to resubmit our Biologics License Application (“BLA”) filing for leronlimab as a combination therapy for highly treatment-experienced HIV patients as soon as possible. In addition, we are also pursuing approval for leronlimab as a potential therapeutic benefit for
COVID-19
patients, cancer, and other indications. We are currently also engaged in conducting clinical trials in a Phase 1b/2 clinical trial for metastatic triple-negative breast cancer, Phase 2 trial for 22 solid tumor cancers, and a Phase 2 NASH trial.
During the quarter ended November 30, 2020, we have continued to work on the resubmission of our BLA filing with the FDA for leronlimab as a combination therapy for highly treatment-experienced HIV patients, and to advance our clinical trials to evaluate the safety and efficacy of leronlimab as a treatment for HIV, as a therapeutic for
COVID-19,
and as a treatment for various forms of cancers. An update of the status of our clinical trials is below.
HIV Applications
Phase 2b/3 Pivotal Trial for HIV, as Combination Therapy
This trial was successfully completed and is the basis for our current BLA filing with the FDA. The last two portions of the BLA (clinical and manufacturing) were submitted to the FDA in April 2020, and the submission was completed on May 11, 2020. In July 2020, however, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information. In August and September 2020, the FDA provided written responses to the Company’s questions and met telephonically with Company key personnel and its clinical research organization concerning its recent BLA for this HIV combination therapy to expedite the resubmission of its BLA filing for this indication. The Company expects to resubmit its BLA filing in the first half of calendar year 2021.
This trial for leronlimab as a combination therapy to existing highly active antiretroviral therapy (“HAART”) drug regimens for highly treatment experienced HIV patients achieved its primary endpoint with a p-value of
0.0032. Most of the patients who have completed this trial have transitioned to an
FDA-cleared
rollover study, as requested by the treating physicians to enable the patients to have continued access to leronlimab.
Rollover Study for HIV as Combination Therapy
This study is designed for patients who successfully completed the pivotal Phase 2b/3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.
Phase 2b Extension Study for HIV, as Monotherapy
Currently, there are five patients in this ongoing extension study, and each has surpassed six years of suppressed viral load with leronlimab as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.
Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy
Enrollment for this trial is closed after reaching over 500 patients. This trial assesses the subcutaneous use of leronlimab as a long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic
HIV-1
infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure. The secondary endpoint is the length of time to virologic failure. We completed the evaluation with two higher-dose arms, one with 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose. We reported in August 2019 that interim data suggested both the 525 mg and the 700 mg dosages are achieving a responder rate of approximately 90% after the initial 10 weeks. This trial has also been used to provide safety data for the BLA filing for leronlimab as a combination therapy. Given the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we filed a pivotal trial protocol with the FDA for leronlimab as a monotherapy in May 2019. Many patients who completed the Phase 2b/3 trial and requested continued access to leronlimab are continuing in an extension study.
COVID-19
Indication
Phase 2 Trial to Evaluate the Efficacy and Safety of Leronlimab for
Mild-to-Moderate
Coronavirus Disease 2019
(COVID-19)
This
two-arm,
randomized, double-blind, placebo-controlled multicenter study to evaluate the safety and efficacy of leronlimab in patients with mild-to-moderate
symptoms of respiratory illness caused by coronavirus 2019 infection was completed in July 2020. Patients were randomized to receive weekly doses of 700 mg leronlimab or placebo for two weeks. Leronlimab and placebo were administered via subcutaneous injection. The study has three phases: Screening Period, Treatment Period, and
Follow-Up
Period. A total of 86 subjects were randomized 2:1 (active drug to placebo) in this study. The primary outcome measures are clinical improvement as assessed by change in total symptom score (for fever, myalgia, dyspnea and cough). Secondary outcome measures include: (1) time to clinical resolution, (2) change from baseline in National Early Warning Score 2 (NEWS2), (3) change from baseline in pulse oxygen saturation, (4) change from baseline in the patient’s health status on a
7-category
ordinal scale, (5) incidence of hospitalization, (6) duration (days) of hospitalization, (7) incidence of mechanical ventilation supply, (8) duration (days) of mechanical ventilation supply, (9) incidence of oxygen use, (10) duration (days) of oxygen use, (11) mortality rate, and (12) time to return to normal activity. Enrollment was completed in July 2020, and the Company reported positive safety results. The topline report from the trial, including efficacy and complete safety data, demonstrated clinically significant results for the primary endpoint and statistically significant results for the secondary outcome for NEWS2 was submitted to the FDA in August 2020. The Company is currently exploring various forms of authorizations for use and potential approvals with several countries.
Phase 3 Trial to Evaluate the Efficacy and Safety of Leronlimab for Patients with
Severe-to-
Critical Coronavirus Disease 2019
(COVID-19).

This is a
two-arm,
randomized, double-blind, placebo-controlled, adaptive design multicenter study to evaluate the safety and efficacy of leronlimab in patients with severe-to-critical
symptoms of respiratory illness caused by COVID19. Patients were randomized to receive weekly doses of 700 mg leronlimab or placebo for two weeks. Leronlimab and placebo will be administered via subcutaneous injection. The study has three phases: Screening Period, Treatment Period, and
Follow-Up
Period. The primary outcome measured in this study is
all-cause
mortality at Day 28. Secondary outcomes measured are:
(1) all-cause
mortality at Day 14, (2) change in clinical status of subject at Day 14, (3) change in clinical status of subject at Day 28, and (4) change from baseline in Sequential Organ Failure Assessment (SOFA) score at Day 14. In October, the Data Safety Monitoring Committee for the ongoing Phase 3 trial completed its first safety review of patients with severe and critical
COVID-19
and reported it saw no cause to modify the study. In August 2020, the DSMC reviewed compiled safety data from 149 of the 169 patients enrolled in the Phase 3 trial. The DSMC did not raise any safety concerns and recommended the trial continue without any modification. The Company completed enrollment in December 2020 with 394 patients and, accordingly, the last patient enrolled will reach 28 days in mid-January
2021.
Cancer and Immunological Indications for Leronlimab
We are continuing to explore opportunities for clinical indications for leronlimab involving the CCR5 receptor, other than
HIV-related
treatments, such as inflammatory conditions, autoimmune diseases, and cancer.
The target of leronlimab is the immunologic receptor CCR5. We believe that the CCR5 receptor is more than the door for HIV to enter
T-cells:
it is also a crucial component in inflammatory responses. This could open the potential for multiple pipeline opportunities for leronlimab.
The CCR5 receptor is a protein located on the surface of white blood cells that serves as a receptor for chemical attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation. At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of
T-cells
to these sites promoting further inflammation. The mechanism of action of leronlimab has the potential to block the movement of
T-cells
to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. Some disease processes that could benefit from CCR5 blockade include transplantation rejection, autoimmunity, and chronic inflammation such as rheumatoid arthritis and psoriasis.
Due to leronlimab’s mechanism of action (“MOA”), we believe leronlimab may have significant advantages in reducing side effects over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of
T-cells. We
have reported encouraging human safety data for our clinical trials with leronlimab in
HIV-infected
patients.
We initiated our first clinical trial with leronlimab in an immunological indication in March 2020 – a Phase 2 clinical trial with leronlimab for GvHD in reduced intensity conditioning (“RIC”) patients with acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) who are undergoing bone marrow stem cell transplantation. GvHD represents an unmet medical need, with patients who contract GvHD during stem cell transplant having a significantly decreased
1-year
survival rate with relapsed GvHD as the leading cause of death. Our pre-clinical
study in GvHD has been published in the peer-reviewed journal Biology of Blood and Marrow Transplantation. In October 2017, the FDA granted orphan drug designation to leronlimab to prevent acute GvHD. Due to the lack of patients during the
COVID-19
pandemic, the Company is suspending its Phase 2 trial for acute GvHD to focus on more acute priorities.
Phase 1b/2 Trial for Triple-Negative Breast Cancer
This trial evaluates the feasibility of leronlimab combined with carboplatin in patients with CCR5+ metastatic triple-negative breast cancer. The first portion is a dose-escalation phase with three dose levels (cohorts) of leronlimab combined with a fixed dose of carboplatin. The second portion is a single arm study with 30 patients to test the hypothesis that the combination of carboplatin intravenously and maximum tolerated dose of leronlimab subcutaneously will increase progression free survival. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. The change in circulating tumor cells (“CTCs”) will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. The first patient was treated in September 2019, and the Company reported encouraging initial results from the first patient in November 2019. In January 2020, the Company filed for Breakthrough Therapy designation (“BTD”) with the U.S. Food and Drug Administration (FDA) for the use of leronlimab as adjuvant therapy for the treatment of metastatic triple-negative breast cancer (mTNBC).
Breakthrough Therapy designation is a process designed to expedite the development and review of drugs intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). In addition, breakthrough therapy should have a compelling scientific rationale and promising

MOA, such as targeting a molecular driver of disease. If the BTD is granted, it will fall under one of three subcategories that (a) address a serious condition with poor outcomes for which there is no Standard of Care (SoC), (b) provide substantial efficacy improvement of a well characterized SoC for a serious condition with poor outcomes, or (c) provide substantial therapeutic index advantage over a well characterized SoC for a serious condition with poor outcomes. If a BTD is granted the possible outcomes are (a) conditional or full approval, (b) expedited development, (c) rolling submission, or (d) review shortened.
To determine whether the improvement over available therapy is substantial is a matter of judgment and depends on both the magnitude of the treatment effect, including the duration of the effect and the importance of the observed clinical outcome. In general, preliminary clinical evidence should show a clear advantage over available therapy. A breakthrough therapy is a drug:

•	intended alone or in combination with one or more other drugs to treat a serious or life-threatening disease or condition, and

•
preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

In 2019, the FDA’s Center for Drug Evaluation and Research (CDER) approved 29 of 48 novel drugs that used at least one expedited approval method. 13 of these drugs approved originated from a Breakthrough Therapy designation, which represents 27% of the drugs approved during the year.
Compassionate Use Study of Leronlimab in Breast Cancer
This is a
single-arm,
compassionate use study with 30 patients for leronlimab combined with a treatment of physician’s choice (TPC) in patients with CCR5+ mTNBC. Leronlimab will be administered subcutaneously at a weekly dose of 350 mg until disease progression or intolerable toxicity. Based on our success in the Phase 1b/2 mTNBC trial with 350 mg dose, we were able to transition all of the compassionate use patients to 525 mg dose. Treatment of Physician’s Choice (TPC) is defined as one of the following single-agent chemotherapy drugs administrated according to local practice: eribulin, gemcitabine, capecitabine, paclitaxel, nab-paclitaxel,
vinorelbine, ixabepilone, or carboplatin. In this study, patients will be evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.
Basket Trial for 22 Solid Tumor Cancers
This is a Phase 2 study to test the safety and efficacy of leronlimab on 22 different solid tumor cancers, including brain-glioblastoma, melanoma, lung, breast, ovarian, pancreas, bladder, throat, stomach, colon, testicular, uterine, among other indications. The first patient was treated in April 2020, and enrollment is ongoing.
Phase 2 Trial and IND for NASH
In October 2019, the FDA granted clearance to CytoDyn to proceed with a Phase 2 study to test whether leronlimab may control the devastating effects of liver fibrosis associated with Nonalcoholic steatohepatitis (“NASH”). This trial is designed to be a
60-patient,
multi-center, randomized, double-blind, placebo-controlled Phase 2 study of the safety and efficacy of leronlimab in adult patients with NASH. The first patient was enrolled in December 2020.
Phase 2 Trial for Metastatic Colorectal Cancer
In early September 2019, the FDA granted clearance to proceed with Phase 2 studies of leronlimab and regorafenib as a combination therapy for metastatic colorectal cancer. This Phase 2 study will enroll 30 patients and is designed to test the hypothesis that the combination of leronlimab, administered as a subcutaneous injection, and regorafenib, administered orally, will increase progression-free survival in patients with CCR5-positive metastatic colorectal cancer. We have not initiated this trial because metastatic colorectal cancer patients can also enroll in the Phase 2 basket trial.
Pre-clinical
Studies for Multiple Cancer Indications
We plan to initiate multiple
pre-clinical
studies with leronlimab for melanoma, pancreatic, breast, prostate colon, lung, liver, and stomach cancers. An ongoing pre-clinical
study conducted by the Company reported in May 2019 that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. We were granted Fast Track designation for leronlimab for use in triple-negative breast cancer. In addition, pre-clinical
results in a colorectal cancer study are likewise encouraging.

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials in the oncology and immunology space, including but not limited to triple-negative breast cancer, certain other cancer indications and NASH. See “Liquidity and Capital Resources” below.
Scientific Advisory Board
On September 1, 2020, we announced the formation of a scientific advisory board to advise the Company on developing leronlimab for multiple therapeutic indications. The initial members of the scientific advisory board include leading HIV, NASH, Oncology, and Rheumatological clinical experts and researchers, including Gero Hütter, M.D., Ph.D., German hematologist, best known for the bone marrow transplant resulting in the cure of the first HIV patient; Hope S. Rugo, M.D., Professor, Department of Medicine (Hematology/Oncology) and Director of the Breast Oncology Clinical Trials Education Program at University of California San Francisco; Richard T. Maziarz, M.D., Professor, Medical Director of the Adult Blood and Marrow Stem Cell Transplant and Cellular Therapy Program Knight Cancer Institute at Oregon Health & Science University (OHSU); Jonah B. Sacha, Ph.D., Professor, VGTI-Vaccine and Gene Therapy Institute at OHSU; Mazen Noureddin, M.D., a hepatologist and Director, Cedars-Sinai Liver Transplant Program in Los Angeles; Norman B. Gaylis, M.D., nationally and internationally recognized specialist in rheumatology and autoimmune diseases; Eric D. Mininberg, M.D., Oncology Specialist, Piedmont Cancer Institute, a member of the MD Anderson Cancer Network; and Lishomwa Ndhlovu, M.D., Ph.D., Assistant Professor, Immunology, Department of Medicine, Division of Infectious Disease at Weill Cornell Medicine in New York.
Results of Operations
Results of Operations for the three and six months ended November 30, 2020 and 2019
The following table sets forth our consolidated operating results for the three and six months ended November 30, 2020 compared to the three and six months ended November 30, 2019, respectively (in thousands):

	Three Months Ended November 30,		Change		Six Months Ended November 30,		Change
	2020	2019	$	%	2020	2019	$	%
Operating expenses:
General and administrative	$7,551	$3,094	$4,457	144%	$17,426	$6,140	$11,286	184%
Research and development	16,446	8,527	7,919	93%	31,738	17,582	14,156	81%
Amortization and depreciation	506	500	6	1%	1,011	1,031	(20)	-2%

Total operating expenses	24,503	12,121	12,382	102%	50,175	24,753	25,422	103%

Operating loss	(24,503)	(12,121)	(12,382)	102%	(50,175)	(24,753)	(25,422)	103%
Interest income	—	2	(2)	-100%	—	2	(2)	-100%
Change in fair value of derivative liabilities	—	203	(203)	-100%	—	829	(829)	-100%
Loss on extinguishment of convertible note	(4,169)	—	(4,169)	-100%	(4,169)	—	(4,169)	-100%
Interest expense:					—	—
Finance charges	(231)	(1,549)	1,318	-85%	(137)	(1,558)	1,421	-91%
Amortization of discount on convertible notes	(1,243)	(439)	(804)	183%	(2,582)	(1,470)	(1,112)	76%
Amortization of debt issuance costs	(15)	(120)	105	-88%	(19)	(404)	385	-95%
Inducement interest expense	(3,758)	(283)	(3,475)	1228%	(7,103)	(2,713)	(4,390)	162%
Interest on convertible note payable	(1,047)	(553)	(494)	89%	(1,613)	(957)	(656)	69%

Total interest expense	(6,294)	(2,944)	(3,350)	114%	(11,454)	(7,102)	(4,352)	61%

Loss before income taxes	(34,966)	(14,860)	(20,106)	135%	(65,798)	(31,024)	(34,774)	112%
Income tax benefit	—	—	—	—	—	—	—	—

Net loss	$(34,966)	$(14,860)	$(20,106)	135%	$(65,798)	$(31,024)	$(34,774)	112%

Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.02)	51%	$(0.12)	$(0.08)	$(0.04)	45%

Basic and diluted weighted average common shares outstanding	577,945	389,138	188,807	49%	566,677	376,822	189,855	50%

Revenues
For the three months ended November 30, 2020 and 2019, we had no activities that produced revenues from operations.
General and Administrative Expenses
General and Administrative, or G&A, expenses totaled approximately $7.6 million and $3.1 million for the three months ended November 30, 2020 and 2019, respectively, and were comprised of salaries and benefits, non-cash
stock-based compensation expense, professional fees, insurance, and various other expenses. The increase in general and administrative expenses of approximately $4.5 million, or 144%, for the three months ended November 30, 2020 over the comparable period a year ago was due to increased non-cash
stock-based compensation expense of approximately $3.0 million, higher salaries and benefits attributable to increased compensation and the number of employees of approximately $0.8 million, increased professional service fees of $0.3 million, increased insurance expense of $0.2 million, coupled with increases in other corporate and administrative expenses of approximately $0.2 million.

G&A expenses totaled approximately $17.4 million and $6.1 million for the six months ended November 30, 2020 and 2019, respectively, and were comprised of salaries and benefits, non-cash
stock-based compensation expense, professional fees, insurance, and various other expenses. The increase in general and administrative expenses of approximately $11.3 million, or 184%, for the six months ended November 30, 2020 over the same period last year was due to increased non-cash
stock-based compensation expense of approximately $6.1 million, higher salaries and benefits attributable to increased compensation and the number of employees of approximately $3.4 million, increased professional service fees of $0.9 million, increased insurance expense of approximately $0.4 million, coupled with increases in other corporate and administrative expenses of approximately $0.5 million.
Research and Development Expenses
Research and Development, or R&D expenses, which totaled approximately $16.5 million and $8.5 million for the three months ended November 30, 2020 and 2019, respectively, increased approximately $7.9 million, or 93%, over the comparable 2019 period due to an increase of $6.9 million in manufacturing activity related to the commercialization of leronlimab, an increase of $2.6 million in clinical trial costs related to
COVID-19,
and an increase of $0.4 million in clinical trial costs related to oncology and immunology indications, offset by a decrease of $2.4 million in extension studies related to HIV. For the quarter ended November 30, 2020, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing, and controls) activities related to clinical and commercialization inventories, (2) three HIV extension studies, which continue to provide leronlimab to patients who have successfully completed a trial,
(3) COVID-19
clinical trials and (4) increased clinical trials for oncology and immunology indications.
R&D expenses, which totaled approximately $31.7 and $17.6 million for the six months ended November 30, 2020 and 2019, increased approximately $14.2 million, or 81%, over the comparable 2019 period due to an increase of $10.7 million in manufacturing activity related to the commercialization of leronlimab, an increase of $8.3 million in clinical trial costs related to
COVID-19,
and an increase of $1.7 million in clinical trial costs related to oncology and immunology indications, and an increase of $0.8 million related to non-clinical
studies, offset by a decrease of $7.3 million in extension studies related to HIV. For the six months ended November 30, 2020, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing, and controls) activities related to clinical and commercialization inventories, (2) three HIV extension studies, which continue to provide leronlimab to patients who have successfully completed a trial,
(3) COVID-19
clinical trials and (4) increased clinical trials for oncology and immunology indications.
We expect future R&D expenses to be dependent on the timing of FDA approval of our BLA filing, the timing of FDA clearance of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical and regulatory progression related to
COVID-19,
oncology and immunology trials, along with the outcome of the pre-clinical
studies for several other cancer indications. R&D expenses are also expected to increase due to CMC activities in preparation for approval and commercialization of leronlimab.
Amortization and depreciation expenses
Amortization and depreciation expenses for the three and six months ended November 30, 2020 was approximately $0.5 million and $1.0 million, respectively, and were flat compared to the respective 2019 comparable periods. This expense is primarily attributable to the amortization of intangible assets recognized with the acquisition of ProstaGene, LLC.
Operating Expenses
For the three months ended November 30, 2020 and 2019, operating expenses totaled approximately $24.5 million and $12.1 million, respectively, consisting of G&A expenses, R&D expenses, and amortization and depreciation. The increase in operating expenses of approximately $12.4 million, or 102%, over the 2019 period was attributable to increased G&A expenses of approximately $4.5 million and increased R&D expenses of approximately $7.9 million.
For the six months ended November 30, 2020 and 2019, operating expenses totaled approximately $50.2 million and $24.8 million, respectively, consisting of G&A expenses, R&D expenses, and amortization and depreciation. The increase in operating expenses of approximately $25.4 million, or 103%, over the comparable 2019 six-month
period was attributable to increased G&A expenses of approximately $11.3 million and increased R&D expenses of approximately $14.2 million.
The future trends in expenses will be driven, in large part, by the future outcomes of pre-clinical
studies and clinical trials and their related effect on research and development expenses, general and administrative expenses, and the manufacturing of new commercial leronlimab. We require a significant amount of additional capital and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular, “Capital Requirements” and “Going Concern” below and Item 1A. Risk Factors in our Annual Report on
Form 10-K for
the year ended May 31, 2020.

Change in Fair Value of Derivative Liabilities
For the three and six months ended November 30, 2020, we realized a decrease in change in fair value of derivative liabilities of $0.2 million and $0.8 million, or 100%, respectively, when compared to the same periods in 2019, due to the originating instruments being exercised and settled during the fiscal year ended May 31, 2020. The related underlying instruments were certain warrants which originated in September 2016 and two convertible note instruments originated in June 2018 and January 2019 containing contingent cash settlement provisions that gave rise to a derivative liability. For each reporting period, the Company determined the fair value of the derivative liability and recorded a corresponding non-cash
benefit or
non-cash
charge, as a consequence of a decrease or increase, respectively, in the calculated derivative liability.
Loss on extinguishment of convertible note
For the three and six months ended November 30, 2020, we recognized a non-cash
loss on the extinguishment of a convertible note of approximately $4.2, we did not recognize any losses on the extinguishment of debt during the same comparable periods in 2019, resulting from negotiated note payment settlements in which debt was agreed to be settled in exchange for shares issued at a price less than the closing price for the day. The originating underlying convertible note was entered into on March 31, 2020 and fully retired during November 2020.
Interest Expense
Interest expense for the three months ended November 30, 2020 totaled approximately $6.3 million. The increase of approximately $3.4 million over the comparable period in 2019 was driven primarily by an increase in non-cash
inducement interest expense related to private warrant exchanges of approximately $3.5 million, an increase in non-cash
amortization of discount on convertible notes of approximately $0.8 million, an increase in interest on convertible notes payable of $0.5 million, offset by a decrease of $1.3 million related to financing of trade payables and a decrease in amortization of debt issuance costs of $0.1 million.
Interest expense for the six months ended November 30, 2020 totaled approximately $11.5 million. The increase of approximately $4.4 million over the comparable period in 2019 was driven primarily by an increase of an increase in non-cash
inducement interest expense related to private warrant exchanges of approximately $4.4 million, an increase in non-cash
amortization of discount on convertible notes of approximately $1.1 million, an increase in interest on convertible notes payable of $0.7 million, offset by a decrease of $1.4 million related to financing of trade payables and a decrease in amortization of debt issuance costs of $0.4 million.
Net Loss
For the three months ended November 30, 2020 and 2019, we had a net loss of approximately $35.0 million and $14.9 million, respectively. The increase in net loss of approximately $20.1 million was due largely to higher G&A expenses, higher R&D expenses, and higher interest expense.
For the six months ended November 30, 2020 and 2019, we had a net loss of approximately $65.8 million and $31.0 million, respectively. The increase in net loss of approximately $34.8 million was due largely to higher G&A expenses, higher R&D expenses, higher non-cash
debt extinguishment losses, and higher
non-cash
interest expense.
Loss per Share
For the three months ended November 30, 2020 and 2019, we had loss per share of $0.06 and $0.04, respectively. The increase in loss per share of $0.02 as compared to a year ago, was due to an increased net loss of approximately $20.1 million over the comparable period in 2019, partially offset by a significant increase in the number of weighted average common shares outstanding. The increase in common stock was due to common stock issuances associated with the exercise of warrants and stock options, settlement of convertible notes with shares, and a private placement of equity.
For the six months ended November 30, 2020 and 2019, we had loss per share of $0.12 and $0.08, respectively. The increase in loss per share of $0.04 as compared to a year ago, was due to an increased net loss of approximately $34.8 million over the comparable period in 2019, partially offset by a significant increase in the number of weighted average common shares outstanding. The increase in common stock was due to common stock issuances associated with the exercise of warrants and stock options, settlement of convertible notes with shares, and a private placement of equity.
Liquidity and Capital Resources
Cash
The Company’s cash position of approximately $29.4 million at November 30, 2020 increased approximately $15.1 million as compared to a balance of approximately $14.3 million at May 31, 2020.

Inventory
The Company’s inventory position of approximately $99.1 million at November 30, 2020 increased approximately $80.0 million as compared to a balance of approximately $19.1 million at May 31, 2020 in preparation for commercialization. This inventory increase is related to raw materials purchased for future commercial production and work-in-progress
inventory related to the substantially completed commercial production of pre-launch
inventories of leronlimab, in expectation of approval of the product as a combination therapy for HIV patients in the United States.
Work-in-progress
consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $41.1 million and $29.7 million, respectively, of work-in-progress
inventory. See “Capital Requirements—Contract Manufacturing” below for a further discussion of commitments with third-party contract manufacturing partners.
Cash Flows
The increase in cash for the six months ended November 30, 2020 of approximately $15.1 million was attributable to net cash provided by financing activities of approximately $76.3 million exceeding net cash used in operating activities of approximately $61.1 million and cash used in investing activities of approximately $0.1 million.

	Six Months Ended November 30,		Change
(in thousands)	2020	2019	$
Net cash (used in) provided by:
Net cash used in operating activities	$(61,119)	$(21,975)	$(39,144)
Net cash used in investing activities	$(77)	$(14)	$(63)
Net cash provided by financing activities	$76,311	$19,722	$56,589
Cash Used in Operating Activities
Net cash used in operating activities totaled approximately $61.1 million during the six months ended November 30, 2020, which reflects an increase of approximately $39.1 million of net cash used in operating activities over the six months ended November 30, 2019. The increase in net cash used in operating activities was due to $79.9 million of cash used to procure leronlimab, an increase in net loss of $34.8 million, offset in part by an increase in accounts payables and accrued liabilities of $58.7 million, an increase in noncash stock-based compensation of $6.1 million, an increase in non-cash
inducement interest expense of $4.4 million, an increase in
non-cash
loss on extinguishment of debt of $4.2 million, a decrease in prepaid asset of approximately $1.3 million, and an increase in non-cash
amortization of debt discount of approximately $1.1 million, when compared to the changes in the comparable period in 2019.
Cash Used in Investing Activities
Net cash used in investing activities was approximately $0.1 million during the six months ended November 30, 2020, which reflects an immaterial increase over a year ago attributable to the purchase of office equipment and furniture.
Cash Provided by Financing Activities
Net cash provided by financing activities of approximately $76.3 million during the six months ended November 30, 2020, increased approximately $56.6 million over net cash provided by financing activities during the six months ended November 30, 2019. The increase in net cash provided from financing activities was primarily attributable to the increase in net proceeds of $50.0 million from the issuance of convertible promissory notes, the increase in net proceeds from warrant and stock option transactions of approximately $18.2 million, and the increase in net proceeds from convertible promissory note repayments of $0.4 million, offset by a decrease in net proceeds from the sales of common and preferred stock of approximately $11.2 million, an increase for payment of income tax withholdings in exchange for the tender of common stock of approximately $0.8 million, when compared to the same period in the 2019 prior year.
Convertible Debt
A summary of our various convertible debt arrangements is included in Note 5. Convertible Instruments of the Notes to the Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form
10-Q.
November 2020 Note
In November 2020, we issued a 10%
2-year
convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in November 2022. The November 2020 Note requires monthly debt reduction payments of $7.5 million for the six months beginning in November 2020 which can also be satisfied by payments on the July 2020 Note and/or March 2020 Note. After six months past the issuance date, the noteholder can request monthly redemptions of up to $3.5 million.

July 2020 Note
In July 2020, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily consists at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in July 2022. Beginning after six months past the issuance date, the noteholder can request monthly redemptions up to $1.6 million.
March 2020 Note
During the quarter ended November 30, 2020, this note was fully retired as a result of the noteholder exercising the monthly redemption provision the Company applying the monthly Debt Reduction Amount required under the November 2020 Note to the March 2020 Note. As of November 30, 2020, there was no amount outstanding under this note.
Common Stock
We have 800.0 million authorized shares of common stock. As of November 30, 2020, we had 590.3 million shares of common stock outstanding, 57.0 million shares of common stock issuable up the exercise of warrants, 31.5 shares of common stock issuable upon conversion of preferred convertible stock and undeclared dividends, 25.8 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, 15.7 million shares of common stock reserved for future issuance under our equity compensation plans, and 12.0 million shares of common stock reserved and issuable up conversion of outstanding convertible notes. As a result, as of November 30, 2020, we had approximately 68.2 million authorized shares of common stock available for issuance.
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
Contract Manufacturing
During the fourth quarter of fiscal 2019, the Company entered into a Master Services Agreement and Product Specific Agreement (collectively, the “Samsung Agreement”) with Samsung BioLogics Co., Ltd. (“Samsung”), pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab. As of the quarter ended November 30, 2020, the Company delivered to Samsung purchase orders totaling approximately $116 million related to the manufacture of leronlimab and payments totaling $40 million, with additional payments scheduled to be made throughout calendar 2021 and 2022. As of November 30, 2020, the Company has recorded current liabilities of approximately $44 million and long-term liabilities of $34 million related to inventory manufactured pursuant to the Samsung Agreement.
Under the Samsung Agreement, the purchase order is binding and the Company is obligated to pay the full amount of the purchase order, and make specified minimum purchases of leronlimab from Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The first forecast scheduled 11 manufacturing batches setting forth the total quantity of commercial grade leronlimab the Company expects to require during calendar year 2020, as of the quarter ended November 30, 2020 all batches were substantially complete. The Company estimates initial ramp-up
costs to manufacture commercial grade leronlimab at scale could total approximately $127 million, with approximately $64 million payable over the course of calendar year 2020, of which $45 million has been paid as of the date of this filing, approximately $37 million payable during calendar year 2021, and approximately $26 million payable in calendar year 2022. Thereafter, the Company will pay Samsung per 15,000L batch according to the pricing terms specified in the Samsung Agreement.

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
On May 22, 2020, the Company entered into a Drug Product Manufacturing Services Agreement with Samsung (the “Samsung Vial Filling Agreement”), pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval
inspection, and commercial supply of leronlimab. Under the terms of the Samsung Vial Filling Agreement, the Company is obligated to have specified minimum quantities of vials filed with leronlimab by Samsung pursuant to forecasted requirements which the Company is required to provide to Samsung. The Company has not provided a forecast to Samsung, however, based on set-up
related costs and manufacturing commitments pursuant to the Samsung Agreement, the Company expects to deliver commitments of approximately $3.6 million in the form of purchase orders related to the Samsung Vial Filling Agreement through January 2021.
In addition to the Samsung Agreement, the Company has also previously entered into an arrangement with another third-party contract manufacturer to provide process transfer, validation and manufacturing services for leronlimab. In the event that the Company terminates the agreement with this manufacturer, the Company may incur certain financial penalties which would become payable to the manufacturer. Conditioned upon the timing of termination, the financial penalties may total approximately $1.1 million. These amount and timing of the financial commitments under an agreement with our secondary contract manufacturer will depend on the timing of the anticipated approval of our BLA and the initial product demand forecast, which is critical to align the timing of capital resources in order to ensure availability of sufficient quantities of commercial product.
Management believes two contract manufacturers best serve our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. Management will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.
Distribution
On July 2, 2020, the Company entered into an exclusive Distribution and Supply Agreement (the “Distribution Agreement”) with American Regent, Inc. (“American Regent”) with respect to the distribution of the Company’s leronlimab (PRO140) drug for the treatment of
COVID-19
in the United States. Under the Distribution Agreement, the Company appointed American Regent as the sole and exclusive authorized distributor in the United States of any subcutaneous injectable biopharmaceutical drug product labeled for treating
COVID-19
that contains CytoDyn’s leronlimab as the only active pharmaceutical ingredient (the “Product”). The grant of exclusive distribution rights to American Regent does not extend to any intravenous or infusible biopharmaceutical drug product, or any other product of CytoDyn containing leronlimab that is not labeled for treating
COVID-19.
Under the Distribution Agreement, American Regent shall, at its cost, use commercially reasonable efforts to market the Product in the United States, and the Company remains responsible, at its cost, to pursue, own and maintain the applicable regulatory approvals necessary to market and manufacture the Product. The term of the Agreement extends for three years after the date of the first commercial sale of the Product, and will renew by mutual agreement of the parties for one additional one-year
term, unless American Regent notifies the Company of its intention to have the Agreement terminate at the end of the initial term at least six (6) months prior to the end of the initial term. The Agreement also permits each party to terminate the agreement for certain events of default by the other party, as enumerated in the Distribution Agreement, and the Company may terminate the Agreement at any time after the first Commercial Sale upon six (6) months advance written notice to American Regent, or upon ninety (90) days written notice to American Regent following American Regent’s change of control.
As described above, the Company recently completed a Phase 2b/3 clinical trial for 390 severe-to-critically
ill
COVID-19
patients. If results from this trial indicates statistically significant clinical outcomes for the
COVID-19
patients to sufficiently meet the primary and secondary endpoints for the trial, the Company will seek FDA approval.
Contract Research Organization (CRO)
The Company has entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company has prepaid certain execution fees for direct services costs. In connection with our clinical trials, the Company has entered into separate project work orders for each trial with our CRO. In the event that the Company terminates any trial, certain financial penalties may be incurred which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.6 million. In the remote circumstance that all clinical trials are terminated, the collective financial penalties may range from an approximate low of $2.0 million to an approximate high of $4.0 million.

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
Regulatory Matters
In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission in April and May of 2020 for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The FDA informed the Company its BLA did not contain certain information needed to complete a substantive review and therefore, the FDA would not file the BLA. The FDA’s request does not require any additional clinical trials to be conducted, rather that the Company conduct specifically requested additional analysis of the completed trials data. The Company requested a Type A meeting to discuss the FDA’s request for additional information. The FDA did not schedule a Type A meeting, but requested the Company submit all questions regarding the filing in writing. In September 2020, the Company submitted questions to the FDA, received written responses, and held a telephonic meeting with the FDA to obtain further clarity on what additional information was required with respect to the BLA filing. The Company is working to provide the information required by the FDA in order to resubmit the BLA, which it expects to do in the first half of 2021.
Going Concern
As reported in the accompanying consolidated financial statements, for the six months ended November 30, 2020 and November 30, 2019, the Company incurred net losses of approximately $65.8 million and $31.0 million, respectively. The Company has no activities that produced revenue in the periods presented and have sustained operating losses since inception.

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
Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional financing sources. As of the date of this filing, the Company has approximately 66.4 million shares of common stock authorized and remaining available for issuance under our certificate of incorporation, as amended, and approximately $137 million available for future registered offerings of securities under our universal shelf registration statement on
Form S-3,
which was declared effective on March 7, 2018 (assuming the full exercise of outstanding warrants, at the currently applicable exercise prices, that were previously issued in registered transactions thereunder).
The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict its operations. On July 29, 2020 and November 10, 2020, the Company entered into long-term convertible notes, which are secured by all of its assets, except for its intellectual property and also includes certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive
terms. Please refer to the matters discussed under the heading “Risk Factors” in our annual report on Form
10-K
filed on August 14, 2020 and under Item 1A. in Part II of this
10-Q.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of November 30, 2020, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain a significant amount of additional operating capital, complete development of our product candidate, obtain FDA approval, outsource manufacturing of our product, and ultimately to attain profitability. We intend to seek additional funding through equity or debt offerings, licensing agreements or strategic alliances to advance our business plan. There are no assurances, however, that we will be successful in these endeavors.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2020 (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of November 30, 2020, our disclosure controls and procedures were effective at the reasonable-assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended November 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules
13a-15(f)
and
15(d)-15(f)
promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of November 30, 2020, we were not a party to any material pending legal proceedings except as described below and as described in Part I, Item 3 of our
10-K
for the fiscal year ended May 31, 2020. From time to time, we may become involved in claims and suits that arise in the ordinary course of our business. Management currently believes that the resolution of any such claims against us, if any, will not have a material adverse effect on our business, financial condition or results of operations.
On April 24, 2020, certain stockholders of the Company, including two former directors and a company controlled by a former director filed a derivative stockholder complaint in the Court of Chancery of the State of Delaware (the “Court”), alleging claims for breach of fiduciary duty, bad faith, waste and unjust enrichment against the Company’s CEO, current and former CFOs, CMO, and current and former members of the Company’s board of directors in connection with certain equity grant awards to those individuals in December 2019 and January 2020. The Company was named as a nominal defendant. The complaint seeks on behalf of the Company, among other things, the rescission of the awards, a declaration that the named directors breached their fiduciary duty to the Company, and an unspecified amount of damages. The Company appointed a special litigation committee (“SLC”), consisting of two independent directors not named in the complaint, to investigate the allegations in the complaint. The litigation was stayed during their investigation.
The SLC concluded its investigation in November 2020. On December 15, 2020, the SLC agreed on the terms of a proposed settlement with the named defendants that would, if approved by the Court and performed, conclude the litigation. The terms of the proposed settlement were memorialized in a memorandum of understanding filed with the Court on December 18, 2020. The SLC expects to file a stipulation of settlement and supporting papers with the Court on or before January 19, 2021, after which the Court will schedule a hearing to consider the fairness of the proposed settlement and any objections thereto. We cannot at this time predict when the settlement hearing will be held, when the Court will render a decision or the outcome of the decision.
As previously disclosed, on July 26, 2019, our Board of Directors terminated the employment of Dr. Richard G. Pestell, our former Chief Medical Officer, for cause pursuant to the terms of his employment agreement with the Company. On August 22, 2019, Dr. Pestell brought a wrongful termination action and alleged wage and defamation claims against the Company and its Chief Executive Officer and Chairman of the Board in the United States District Court for the District of Delaware. After several attempts by Pestell to amend his claim concerning the wage claim, on November 2, 2020, the Court dismissed Dr. Pestell’s wage claims with prejudice and the individual defendants were dropped from the proceeding. The Company filed its answer and counterclaims thereafter. The Company intends to vigorously defend the action and pursue its claims against Pestell.
Item 1A. Risk Factors.
We are subject to various risks, including those set forth below, and those risk factors identified in our Annual Report on Form
10-K
for the year ended May 31, 2020, filed with the SEC on August 14, 2020, and our subsequent filings with the SEC, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other reports filed with the SEC. You should carefully consider these risk factors, in addition to the other information in this quarterly report.
Continued delays in regulatory approval for leronlimab as a combination therapy with HAART for HIV patients will have a material adverse effect on our business and financial condition.
In February 2018, we announced we had met the primary endpoint in our Phase 3 trial for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients and filed the non-clinical
portion of our Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (the “FDA”) on March 18, 2019. We subsequently filed the clinical and Chemistry, Manufacturing, and Controls (“CMC”) portions of the BLA with the FDA in April 2020 and completed our submission with the FDA on May 11, 2020. In July 2020, we received a Refusal to File letter from the FDA regarding the BLA filing. The FDA has provided written responses to questions and held a telephonic meeting with the Company to discuss the filing and provided further clarity on what additional information is required for a successful BLA filing. The FDA is not requiring additional trials but further analysis and results of completed trials. We are working diligently to resubmit our BLA for leronlimab as a combination therapy for highly treatment experienced HIV patients as soon as possible. However, even upon submission of the additional information to the FDA, there can be no assurance as to if or when the FDA will declare the filing complete.
Failure to obtain regulatory approval for leronlimab for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, and our ability to generate revenue will be materially impaired.
Our debt service obligations and our need for additional funding to finance operations may cause additional dilution to our existing stockholders.
Since our inception, we have not achieved cash flows from revenues to cover basic operating costs. As a result, we have relied heavily on debt and equity financing. The terms of our recent convertible note financing require us to make debt repayments of $7,500,000 per month, for the six months ending April 30, 2021, to retire earlier incurred debt. As a result, we will be required to use a significant portion of our available cash to make these debt repayments, which will reduce the amount of capital available to finance our operations and other business activities. We have to date, and may continue to, negotiate with our noteholders to exchange all or part of our outstanding debt for shares of common stock. These exchange offers are likely to be negotiated at a discount to the market price of our common stock and will cause additional dilution to our existing stockholders. If the convertible noteholders sell the common stock they receive in exchange for outstanding debt, this could result in a decline in our stock price. In addition, the exercise of our existing outstanding warrants and stock options, which are exercisable for or convertible into shares of our common stock, and which we have encouraged through private warrant exchange offers, would dilute our existing common stockholders. As a result of these or other factors, the issuance of additional equity or convertible debt securities could have an adverse effect on the market price of our common stock. For the foreseeable future, we will need to continue to rely upon debt and equity financing to maintain our operations.
Our business and operations continue to be affected by the ongoing
COVID-19
pandemic.
Our operational and financial performance continues to be affected by the effect of the
COVID-19
pandemic. We expect our clinical trial activity to continue to face challenges and delays in patient enrollment as a result of quarantines, site closures, travel limitations, and prioritization of hospital resources toward the
COVID-19
pandemic. The
COVID-19
pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. We may also be affected by a downturn in the U.S. economy, which could have an adverse effect on our ability to raise capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern. The extent to which
COVID-19
affects our business, financial condition, and results of operations will depend on future developments, which continue to evolve rapidly, and which are highly uncertain and subject to change.
We may not be able to receive Emergency Use Authorization (EUA) for leronlimab as a treatment for
COVID-19,
or approval may be delayed, which would materially affect our business, financial condition and stock price.
We are currently involved in a Phase 3 clinical trial to test the effectiveness of leronlimab as a treatment for patients with severe-to-critical
COVID-19,
and plan to request emergency use authorization (EUA) for leronlimab from the FDA if our clinical trials show positive efficacy, safety and statistically or clinically significant results. If we are unable to receive an EUA from the FDA for treating severe-to-critical
COVID-19
patients, we will not be able to market leronlimab for
COVID-19
in the U.S. for this condition. Obtaining such authorization is dependent upon a number of factors, which are not under our control.
In November 2020, both Moderna and Pfizer/BioNTech/Fosun Pharma announced that their
COVID-19
vaccines had achieved efficacy rates of 94% and 90%, respectively, and both received EUA for their vaccines, which are currently being distributed in the US. Even if we are successful in receiving an EUA for leronlimab from the FDA to treat severe-to-critical
COVID-19
patients, if a vaccine is successfully developed, distributed and effective against
COVID-19,
the demand for leronlimab as a treatment for
severe-to-critical
COVID-19
patients may decline over time, which could materially affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 14, 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.24 to $0.80 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $1.00 per share of common stock. The Company issued approximately 6.4 million shares of common stock, as well as approximately 0.6 million additional shares as an inducement to exercise their warrants, for a total of approximately 7.0 million shares of common stock. Aggregate gross proceeds from the private warrant exchange were approximately $2.7 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.

On October 26, 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.24 to $0.60 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $0.75 per share of common stock. The Company issued approximately 4.5 million shares of common stock, as well as approximately 0.5 million additional shares as an inducement to exercise their warrants, for a total of approximately 5.0 million shares of common stock. Aggregate gross proceeds from the private warrant exchange were approximately $1.6 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.
On November 12, 2020, the Company and the November 2020 Note holder entered into an exchange agreement, pursuant to which the March 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount of $0.95 million, the outstanding balance of the March 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 0.55 million shares of the Company’s common stock. The Partitioned Note principal was applied toward the required Debt Reduction Amount for November 2020. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.
On November 17, 2020, the Company conducted a private equity offering, in which an accredited investor purchased unregistered common stock at $1.50 per share. Pursuant to the offering, the Company sold approximately 0.67 million shares of common stock for aggregate proceeds of $1.0 million. The Company relied upon the exemption provided for in Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933 for the private placement.
On November 19, 2020, the Company and the November 2020 Note holder entered into an exchange agreement, pursuant to which the March 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount of $4.0 million, the outstanding balance of the March 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 2.3 million shares of the Company’s common stock. The Partitioned Note principal was applied toward the required Debt Reduction Amount for November 2020. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.
On November 24, 2020, the Company and the November 2020 Note holder entered into an exchange agreement, pursuant to which the March 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount of $2.4 million, the outstanding balance of the March 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 1.4 million shares of the Company’s common stock. The Partitioned Note principal was applied toward the required Debt Reduction Amount for November 2020. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.
On November 30, 2020, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock for $0.60 per share, as compared to the stated exercise price on their warrant, $0.75 per share of common stock. The Company issued approximately 0.5 million shares of common stock, as well as 45,000 additional shares as an inducement to exercise their warrants, for a total of approximately 0.5 million shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.3 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.
On December 1, 2020, the Company entered into a private warrant exchange in which an accredited investor purchased unregistered common stock for $0.36 per share as compared to the stated exercise price on their warrant, $0.45 per share of common stock. The Company issued approximately 0.3 million shares of common stock, as well as 30,000 additional shares as an inducement to exercise their warrants, for a total of approximately 0.3 million shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.1 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.
On December 10, 2020, the Company entered into a private warrant exchange in which an accredited investor purchased unregistered common stock for $0.24 per share as compared to the stated exercise price on their warrant, $0.30 per share of common stock. The Company issued approximately 1.9 million shares of common stock, as well as approximately 0.2 million additional shares as an inducement to exercise their warrants, for a total of approximately 2.1 million shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.4 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.
On December 18, 2020, the Company and the November 2020 Note holder entered into an exchange agreement, pursuant to which the November 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount equal to the Debt Reduction Amount of $7.5 million, the outstanding balance of the November 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 2.2 million shares of the Company’s common stock. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits:

4.1	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated November 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2020).

10.1	Securities Purchase Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated November 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2020).

10.2	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated November 10, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 16, 2020).

10.3	Exchange Agreement between CytoDyn Inc. and Streeterville Capital, LLC dated December 18, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-3 filed on December 18, 2020).

10.4+**	Employment Agreement by and between CytoDyn Inc. and Mahboob Rahman M.D., Ph.D., dated October 16, 2020.

31.1**	Rule 13a-14(a) Certification by CEO of Registrant.

31.2**	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1**	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: January 8, 2021	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 8, 2021	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)