Form 10-Q
period 2021-02-28
CytoDyn Inc.
filed 2021-04-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

On March 31, 2021, there were 612,875,224 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	February 28, 2021	May 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash	$14,291	$14,282
Restricted cash	—	10
Inventories	93,537	19,147
Prepaid expenses	1,208	498
Prepaid service fees	1,819	2,890
Total current assets	110,855	36,827
Operating leases right-of-use asset	760	176
Property and equipment, net	124	55
Intangibles, net	1,915	13,456
Total assets	$113,654	$50,514
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$72,509	$29,479
Accrued liabilities and compensation	13,575	6,879
Accrued interest on convertible notes	2,391	292
Accrued dividends on convertible preferred stock	2,227	981
Operating leases payable	183	115
Convertible notes payable, net	37,976	6,745
Warrant exercise proceeds held in trust	—	10
Total current liabilities	128,861	44,501
Long-term liabilities:
Convertible notes payable, net	—	8,431
Operating leases liability	588	63
Total long-term liabilities	588	8,494
Total liabilities	129,449	52,995
Commitments and Contingencies (Note 10)
Stockholders’ (Deficit) Equity
Preferred Stock, $0.001 par value; 5,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at February 28, 2021 and May 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 8 issued and outstanding at February 28, 2021 and May 31, 2020, respectively	—	—
Series B convertible preferred stock, $0.001 par value; 400 shares authorized, 79 and 92 shares issued and outstanding at February 28, 2021 and May 31, 2020, respectively	—	—
Common stock, $0.001 par value; 800,000 shares authorized, 609,420 and 519,261 issued and 608,978 and 518,975 outstanding at February 28, 2021 and May 31, 2020, respectively	609	519
Additional paid-in capital	449,579	351,711
Accumulated (deficit)	(465,983)	(354,711)
Less: Treasury stock, $0.001 par value (442 and 286 shares at February 28, 2021 and May 31, 2020, respectively)	—	—
Total stockholders’ (deficit) equity	(15,795)	(2,481)
Total liabilities and stockholders' (deficit) equity	$113,654	$50,514

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$7,902	$6,465	$25,328	$12,605
Research and development	12,323	15,109	44,061	32,691
Amortization and depreciation	511	501	1,522	1,532
Intangible asset impairment charge	10,049	—	10,049	—
Total operating expenses	30,785	22,075	80,960	46,828
Operating loss	(30,785)	(22,075)	(80,960)	(46,828)
Other income	—	500	—	500
Interest income	1	3	2	5
Change in fair value of derivative liabilities	—	(2,934)	—	(2,105)
Loss on extinguishment of convertible notes	(7,625)	—	(11,794)	—
Interest expense:
Finance charges	(2)	(61)	(140)	(1,619)
Amortization of discount on convertible notes	(157)	—	(2,739)	(1,470)
Amortization of debt issuance costs	(21)	—	(40)	(404)
Inducement interest expense	(4,139)	(5,163)	(11,242)	(7,876)
Interest on convertible notes payable	(1,257)	(6,038)	(2,870)	(6,995)
Total interest expense	(5,576)	(11,262)	(17,031)	(18,364)
Loss before income taxes	(43,985)	(35,768)	(109,783)	(66,792)
Income tax benefit	—	—	—	—
Net loss	$(43,985)	$(35,768)	$(109,783)	$(66,792)
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.18)	$(0.17)
Basic and diluted weighted average common shares outstanding	577,854	432,112	595,226	396,641

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands, expect per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance May 31, 2019	95	$—	329,554	$330	159	$—	$220,120	$(229,364)	$(8,914)
First Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	—	—	3,014	3	—	—	1,002	—	1,005
Proceeds from registered direct offering ($0.50 per share)	—	—	5,640	6	—	—	2,250	—	2,256
Offering costs related to registered direct offering	—	—	—	—	—	—	(260)	—	(260)
Proceeds from public warrant tender offers	—	—	45,376	45	—	—	11,855	—	11,900
Offering costs related to public warrant tender offers	—	—	—	—	—	—	(1,058)	—	(1,058)
Inducement interest expense - tender offers and debt conversions	—	—	—	—	—	—	2,430	—	2,430
Proceeds from Series C preferred stock offering	2	—	—	—	—	—	1,754	—	1,754
Offering costs related to Series C preferred stock offering	—	—	—	—	—	—	(198)	—	(198)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	(110)	(110)
Legal fees in connection with equity offerings	—	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	—	—	581	—	581
Net Loss August 31, 2019	—	—	—	—	—	—	—	(16,164)	(16,164)
Balance August 31, 2019	97	$—	383,584	$384	159	$—	$238,460	$(245,638)	$(6,794)
Second Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	—	—	2,270	2	—	—	738	—	740
Note conversion and extension fees	—	—	—	—	—	—	(217)	—	(217)
Proceeds from registered direct offering ($0.50 per share)	—	—	13,461	13	—	—	4,396	—	4,409
Offering costs related to registered direct offering	—	—	—	—	—	—	(74)	—	(74)
Inducement interest expense - debt conversion	—	—	—	—	—	—	283	—	283
Proceeds from Series C preferred stock offering	3	—	—	—	—	—	2,788	—	2,788
Offering costs related to Series C preferred stock offering	—	—	—	—	—	—	(182)	—	(182)
Exercise of option to repurchase common stock	—	—	—	—	—	—	(8)	—	(8)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	(151)	(151)
Stock-based compensation	—	—	—	—	—	—	434	—	434
Net Loss November 30, 2019	—	—	—	—	—	—	—	(14,860)	(14,860)
Balance November 30, 2019	100	$—	399,315	$399	159	$—	$246,618	$(260,649)	$(13,632)
Third Quarter Fiscal Year Ended May 31, 2020
Issuance of stock for convertible note repayment	—	—	17,683	18	—	—	9,059	—	9,077
Proceeds from registered direct offering ($0.50 per share)	—	—	19,756	20	—	—	5,981	—	6,001
Offering costs related to registered direct offering	—	—	—	—	—	—	(44)	—	(44)
Proceeds from warrant exercises	—	—	10,716	11	—	—	5,417	—	5,428
Relative fair market value associated with warrants exercised	—	—	—	—	—	—	2,404	—	2,404
Proceeds from private warrant exchange	—	—	20,441	20	—	—	5,965	—	5,985
Offering costs related to private warrant exchange	—	—	—	—	—	—	(197)	—	(197)
Inducement interest expense - private warrant exchange	—	—	—	—	—	—	5,163	—	5,163
Proceeds from Series C preferred stock offering	—	—	—	—	—	—	415	—	415
Offering costs related to Series C preferred stock offering	—	—	—	—	—	—	(53)	—	(53)
Dividends on Series C preferred stock	—	—	—	—	—	—	—	(204)	(204)
Proceeds from Series D Preferred offering	8	—	—	—	—	—	7,570	—	7,570
Offering costs related to Series D Preferred offering	—	—	—	—	—	—	(5)	—	(5)
Dividends on Series D Preferred shares	—	—	—	—	—	—	—	(62)	(62)
Stock issued for services	—	—	2,620	3	—	—	(3)	—	—
Stock issued for bonuses and tendered for income tax	—	—	380	—	127	—	154	—	154
Exercise of stock options	—	—	181	—	—	—	54	—	54
Stock-based compensation	—	—	—	—	—	—	3,331	—	3,331
Net Loss February 29, 2020	—	—	—	—	—	—	—	(35,768)	(35,768)
Balance February 29, 2020	108	$—	471,092	$471	286	$—	$291,829	$(296,683)	$(4,383)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands, except per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance May 31, 2020	109	$—	519,261	$519	286	$—	$351,711	$(354,711)	$(2,481)
First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	2,119	2	—	—	9,535	—	9,537
Issuance of legal settlement shares	—	—	4,000	4	—	—	(4)	—	—
Exercise of stock options	—	—	100	—	—	—	39	—	39
Stock issued for incentive compensation and tendered for income tax	—	—	323	—	156	—	828	—	828
Conversion of Series B preferred stock to common stock	(5)	—	50	—	—	—	—	—	—
Private warrant exchange	—	—	16,544	17	—	—	7,787	—	7,804
Exercise of warrants	—	—	27,928	28	—	—	13,441	—	13,469
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	3,345	—	3,345
Offering costs related to private warrant exchange	—	—	—	—	—	—	(364)	—	(364)
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(243)	(243)
Dividends accrued on preferred stock	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,086	—	2,086
Net Loss August 31, 2020	—	—	—	—	—	—	—	(30,832)	(30,832)
Balance August 31, 2020	104	$—	570,325	$570	442	$—	$388,404	$(386,206)	$2,768
Second Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	4,293	4	—	—	11,549	—	11,553
Exercise of stock options	—	—	10	—	—	—	10	—	10
Stock issued for private offering ($1.50 per share)	—	—	667	1	—	—	999	—	1,000
Private warrant exchange	—	—	12,480	13	—	—	4,583	—	4,596
Exercise of warrants	—	—	2,504	2	—	—	1,737	—	1,739
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	3,758	—	3,758
Dividends accrued on preferred stock	—	—	—	—	—	—	—	(415)	(415)
Stock-based compensation	—	—	—	—	—	—	3,423	—	3,423
Net Loss November 30, 2020	—	—	—	—	—	—	—	(34,966)	(34,966)
Balance November 30, 2020	104	$—	590,279	$590	442	$—	$414,463	$(421,587)	$(6,534)
Third Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	4,013	4	—	—	20,500	—	20,504
Exercise of stock options	—	—	2,471	2	—	—	1,778	—	1,780
Conversion of Series B convertible preferred stock to common stock	(8)	—	80	—	—	—	—	—	—
Private warrant exchange	—	—	5,939	6	—	—	3,461	—	3,467
Exercise of warrants	—	—	6,638	7	—	—	3,432	—	3,439
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	4,139	—	4,139
Offering costs related to private warrant exchange	—	—	—	—	—	—	(131)	—	(131)
Dividends accrued on preferred stock	—	—	—	—	—	—	—	(411)	(411)
Stock-based compensation	—	—	—	—	—	—	1,937	—	1,937
Net Loss February 28, 2021	—	—	—	—	—	—	—	(43,985)	(43,985)
Balance February 28, 2021	96	$—	609,420	$609	442	$—	$449,579	$(465,983)	$(15,795)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net loss	$(109,783)	$(66,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,522	1,532
Amortization of debt issuance costs	40	404
Amortization of discount on convertible notes	2,739	1,470
Inducement interest expense	11,242	7,876
Interest expense associated with accretion of convertible notes payable	—	6,615
Change in fair value of derivative liabilities	—	2,105
Stock-based compensation	9,053	4,346
Loss on extinguishment of convertible notes	11,794	—
Intangible asset impairment charge	10,049	—
Changes in operating assets and liabilities:
(Increase) in inventories	(74,391)	(15,896)
Decrease (increase) in prepaid expenses	362	165
Increase in accounts payable and accrued expenses	52,606	18,683
Net cash used in operating activities	(84,767)	(39,492)
Cash flows from investing activities:
Furniture and equipment purchases	(100)	(38)
Net cash used in investing activities	(100)	(38)
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	15,371	—
Proceeds from sale of common stock and warrants	1,000	12,666
Proceeds from exercise of warrants	18,647	23,313
Proceeds from sale of preferred stock, net of offering costs	—	12,527
Principal paid on maturity of short-term convertible notes	—	(460)
Payment on convertible notes	(950)	(1,725)
Exercise of option to repurchase shares held in escrow	—	(8)
Release of funds held in trust for warrant tender offer	(10)	(854)
Proceeds from exercise of stock options	1,829	54
Payment of payroll withholdings related to tender of common stock for income tax withholding	(778)	(89)
Proceeds from convertible notes payable, net	50,000	—
Payment of conversion offering costs	—	(2,303)
Dividend declared and paid on Series B preferred stock	(243)	—
Net cash provided by financing activities	84,866	43,121
Net change in cash	(1)	3,591
Cash, beginning of period	14,292	3,466
Cash, end of period	$14,291	$7,057

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$140	$9
Non-cash investing and financing transactions:
Conversion of principal and interest of convertible notes to common stock	$29,800	$10,976
Accrued dividends on convertible preferred stock	$1,246	$527
Derivative liability associated with warrants	$—	$2,404
Common stock issued for accrued bonus compensation	$—	$155
Common stock issued for services	$—	$3

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2021

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

With respect to HIV, the CCR5 receptor appears to play a key role in the ability of HIV to enter and infect healthy T-cells. The Company’s lead product candidate, leronlimab, belongs to a class of HIV therapies known as entry inhibitors. These therapies block HIV from entering and infecting certain cells.

With respect to cancer and immunology, the CCR5 receptor also appears to be implicated in human metastasis and in immune-mediated illnesses such as triple-negative breast cancer, other metastatic solid tumor cancers, graft-vs-host disease (“GvHD”), and non-alcoholic steatohepatitis (“NASH”).

More recently, the Company expanded its clinical focus to include evaluating leronlimab’s effectiveness in multiple other autoimmune indications where CCR5 antagonism has shown initial promise, as well as COVID-19. The Company targets leronlimab treatment as a therapy for patients who experience respiratory complications from COVID-19. The Company believes leronlimab provides therapeutic benefit by enhancing the immune response while mitigating the “cytokine storm” that leads to morbidity and mortality in patients experiencing this syndrome.

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended May 31, 2020 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020, filed with the Securities and Exchange Commission on August 14, 2020. Operating results for the three and nine months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended February 28, 2021 and February 29, 2020, (b) the financial position at February 28, 2021 and May 31, 2020 and (c) cash flows for the nine month periods ended February 28, 2021 and February 29, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CytoDyn Operations Inc. and Advanced Genetic Technologies, Inc. (“AGTI”), of which AGTI is a dormant entity. All intercompany transactions and balances are eliminated in consolidation.

Reclassifications

Certain prior year and prior quarter amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ (deficit) equity, net loss or loss per share.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $44.0 million and $109.8 million for the three and nine months ended February 28, 2021, respectively, and has an accumulated deficit of approximately $466.0 million as of February 28, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve initial revenues and attain profitability. The Company continues to engage in significant research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

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

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits at February 28, 2021 and May 31, 2020 approximated $14.0 million and $14.0 million, respectively.

Identified Intangible Assets

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company recognized an impairment charge of approximately $10.0 million for the three and nine months ended February 28, 2021 and none for the three and nine months ended February 29, 2020. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Note 8.

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

Inventories Procured or Produced in Preparation for Product Launches

The Company capitalizes inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when the results of clinical trials have reached a status sufficient to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced, and the Company has determined it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and status of the Company’s regulatory application. The Company closely monitors the status of the product within the regulatory review and approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory may no longer qualify for capitalization.

Anticipated future sales, shelf lives, and expected approval date are considered when evaluating realizability of capitalized inventory. The shelf life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, the Company considers the product stability data of all of the pre-approval inventory procured or produced to date to determine whether there is adequate shelf life.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, and short-term and long-term debt. As of February 28, 2021, the carrying value of the Company’s cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. Short-term and long-term debt are reported at amortized cost in the Consolidated Balance Sheets. The remaining financial instruments are reported in the Consolidated Balance Sheets at amounts that approximate current fair values.

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

The fair value hierarchy specifies three levels of inputs that may be used to measure fair value as follows:

●	Level 1. Quoted prices in active markets for identical assets or liabilities.
●	Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include non-binding market consensus prices that can be corroborated with observable market data, as well as quoted prices that were adjusted for security-specific restrictions.
●	Level 3. Unobservable inputs to the valuation methodology which are significant to the measurement of the fair value of assets or liabilities. These Level 3 inputs also include non-binding market consensus prices or non-binding broker quotes that cannot be corroborated with observable market data.

The Company did not have any assets or liabilities measured at fair value using Level 1 or 2 of the fair value hierarchy as of February 28, 2021 and May 31, 2020. As of February 28, 2021, there were no assets or liabilities measured at fair value using Level 3 inputs; previous outstanding derivative warrants and related convertible debt had been converted prior to May 31, 2020 according to the terms of the agreements.

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

Debt

The Company has historically issued promissory notes at a discount and has incurred direct debt issuance costs. Debt discount and issuance costs are capitalized and amortized over the life of the convertible promissory note in accordance with ASC 470-35, Debt Subsequent Measurement.

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

For this reason, the following options, warrants, unvested restricted stock, convertible preferred stock including undeclared dividends and share reservations for convertible notes, which are issuable into common stock were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the nine months ended February 28, 2021 and February 29, 2020 (in thousands), respectively:

	Three and Nine Months Ended
	February 28,	February 29,
	2021	2020
Stock options, warrants & unvested restricted stock	68,857	173,186
Convertible notes payable	12,000	8,108
Convertible preferred stock	32,159	28,387

Income Taxes

Deferred taxes are provided on the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

The Company follows the provisions of ASC 740-10, Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties from the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses.

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% for the three and nine months ended February 28, 2021 and February 29, 2020. The net tax expense for the three and nine months ended February 28, 2021 and February 29, 2020, was zero. The Company had a full valuation allowance as of February 28, 2021 and May 31, 2020, as management does not consider it more than likely than not that the benefits from the deferred taxes will be realized.

Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard is to improve areas of U.S. GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on June 1, 2021. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

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

Note 3. Inventories

The Company’s inventory as of February 28, 2021 and May 31, 2020 was approximately $93.5 million and $19.1 million, respectively. Inventory as of February 28, 2021 consisted of raw materials purchased for commercial production and work-in-progress inventory related to the substantially completed commercial production of pre-launch inventories of leronlimab to support the Company’s expected approval of the product as a combination therapy for HIV patients in the United States. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $34.9 million and $29.6 million, respectively, of work-in-progress inventory.

During the quarter ended February 28, 2021, the Company was notified by a third-party contract manufacturing partner that due to an operational error committed by the contract manufacturer one of the batches of a multiple-batch manufacturing campaign failed to meet quality standards, and thus would not be saleable upon regulatory approval. In accordance with the agreement, the contract manufacturer assumed liability for the failure, all costs to manufacture the batch, and committed to remanufacture the batch at a future date. As a result, the Company reduced work-in-progress inventory and the related amounts due to the contract manufacturer by $6.1 million.  No other inventory was affected by this failure, and all other inventory has successfully passed quality standards.

The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from the Phase 3 clinical trial results, and information gathered from pre-filing meetings with the U.S. Food and Drug Administration (“FDA”) for its Biologic License Application (“BLA”). The Company submitted the last two portions of the BLA (clinical and manufacturing) with the FDA in April 2020 and May 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information. In August and September 2020, the FDA provided written responses to the Company’s questions and met telephonically with Company key personnel and its clinical research organization concerning its recent BLA for this HIV combination therapy to expedite the resubmission of its BLA filing for this indication. The Company is working diligently to resubmit the BLA, which it expects to file in the middle of the calendar year 2021 or shortly thereafter.

Inventories as of February 28, 2021 and May 31, 2020 are presented below (in thousands):

	February 28, 2021	May 31, 2020
Raw materials	$29,004	$19,147
Work-in-progress	64,533	—
Total	$93,537	$19,147

Note 4. Accounts Payable and Accrued Liabilities

As of February 28, 2021 and May 31, 2020, the combined total balance of the Company’s accounts payable and accrued liabilities was approximately $86.1 million and $36.4 million, respectively. The Company had two vendors which each accounted for approximately 79% and 10%, and 49% and 20%, of the combined total balance of accounts payable and accrued liabilities as of February 28, 2021 and May 31, 2020, respectively.

Note 5. Convertible Instruments

Series D Convertible Preferred Stock

As of February 28, 2021, the Company had authorized 11,757 shares of Series D Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), of which 8,452 remain outstanding. The Series D Certificate of Designation provides, among other things, holders of Series D Preferred Stock the right to receive, out of any assets at the time legally available therefor, and as declared by the Board of Directors, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, to be paid, at the option of the holder, in cash or in shares of common stock at the rate of $0.50 per share. Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock shall be cumulative and there are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Dividends are to be paid annually in arrears on the last day of December each year. The Series D Preferred Stock does not have redemption rights. The stated value per share for the Series D Preferred Stock is $1,000.00 (the “Series D Stated Value”).

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the Series C Preferred Stock and in preference to any payment or distribution to any holders of the Series B Preferred Stock or common stock, an amount per share equal to the Series D Stated Value plus the amount of any accrued and unpaid dividends. If, at any time while the Series D Preferred Stock is outstanding, the Company effects any reorganization, merger or sale of the Company or substantially all of its assets (each a “Fundamental Transaction”), a holder of the Series D Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of common stock determined by dividing the Series D Stated Value by the conversion price of $0.80 (subject to adjustment as set forth in the certificate of designation for the Series D Preferred Stock). No fractional shares will be issued upon the conversion of the Series D Preferred Stock. Except as otherwise provided in the Series D Certificate of Designation or as otherwise required by law, the Series D Preferred Stock has no voting rights. As of February 28, 2021, and May 31, 2020, the accrued dividends were approximately $0.9 million, or approximately 1.8 million shares of common stock, and approximately $0.3 million, or approximately 0.5 million shares of common stock, respectively.

Series C Convertible Preferred Stock

As of February 28, 2021, the Company had authorized 8,203 shares of Series C Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), of which 8,203 shares remain outstanding. The Series C Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, to be paid per share of Series C Preferred Stock, which dividends shall accrue whether or not declared. Any dividends paid by the Company will first be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are mandatory and cumulative and there are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Dividends are to be paid annually in arrears on the last day of December each year. The Series C Preferred Stock does not have redemption rights. The stated value per share for the Series C Preferred Stock is $1,000.00 (the “Series C Stated Value”).

In the event of any liquidation, dissolution or winding up of the Company, the Series C Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the Series D Preferred Stock and prior and in preference to any payment or distribution on any shares of Series B Preferred Stock or common stock, an amount per share equal to the Series C Stated Value and the amount of any accrued and unpaid dividends. If, at any time while the Series C Preferred Stock is outstanding, the Company effects any Fundamental Transaction, a holder of the Series C Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series C Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of the Company’s common stock determined by dividing the Series C Stated Value by the conversion price of $0.50 per share (subject to adjustment as set forth in the Certificate of Designation). No fractional shares will be issued upon the conversion of the Series C Preferred Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. As of February 28, 2021, and May 31, 2020, the accrued dividends were approximately $1.3 million or, approximately 2.6 million shares of common stock, and approximately $0.7 million, or approximately 1.4 million shares of common stock, respectively.

Series B Convertible Preferred Stock

As of February 28, 2021, the Company had authorized 400,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), of which 79,100 remain outstanding. Each share of the Series B Preferred Stock is convertible into ten (10) shares of the Company’s common stock. Dividends are payable to the Series B Preferred stockholders when declared by the Board of Directors at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available. At the option of the Company, dividends on the Series B Preferred Stock may be paid in cash or shares of the Company’s common stock, valued at $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock provided the Company has sufficient authorized shares of common stock at the time of conversion. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share, plus any accrued and unpaid dividends. Except as provided by law, the Series B holders have no voting rights. On July 30, 2020, the Board declared a dividend and elected to pay such dividend in the form of cash in the aggregate amount of approximately $0.2 million to all Series B Convertible Preferred stockholders. The dividend was payable to Series B Convertible Preferred stockholders as of July 30, 2020. As of February 28, 2021, and May 31, 2020, the undeclared dividends were $12,319 or 24,636 shares of common stock, and approximately $0.2 million, or approximately 0.5 million shares of common stock, respectively.

2019 Short-term Convertible Notes

During the year ended May 31, 2019, the Company issued approximately $5.5 million of nine-month unsecured Convertible Notes (the “2019 Short-term Convertible Notes”) and related warrants to investors for cash. Beginning on September 30, 2019 and through November 14, 2019, principal and interest totaling approximately $5.9 million came due. Holders of notes totaling approximately $1.1 million in principal and accrued interest agreed to extend their notes for another three months, and holders of notes totaling approximately $4.1 million in principal and accrued interest agreed to extend their notes for another six months. One noteholder with principal and accrued interest totaling approximately $0.2 million converted to shares of common stock of the Company. During the quarter ended November 30, 2019, a total of approximately $0.7 million of principal and accrued interest was repaid in cash. In addition, detachable stock warrants to purchase a total of 4.75 million warrants with a five-year term and an exercise price of $0.30 per share were issued to investors who extended their notes. One investor received 0.2 million warrants with a five-year term and an exercise price of $0.45 per share for converting the entire principal and accrued interest on its note. In connection with the 2019 Short-term Convertible Note extensions and conversion, the Company recorded a non-cash inducement interest expense of approximately $0.3 million during the quarter ended November 30, 2019. The new principal amount of the 2019 Short-term Convertible Notes, including any accrued but unpaid interest thereon, was convertible at the election of the holder at any time into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. The 2019 Short-term Convertible Notes incurred simple interest at the annual rate of 10%. Principal and accrued interest, to the extent not previously paid or converted, was due and payable on the maturity date. At the new commitment dates, the Company determined that there was a decrease in the fair value of the embedded conversion option resulting from the modification, the value of which is not required to be recognized under U.S. GAAP.

During the fiscal year ended May 31, 2020, holders of the 2019 Short-term Convertible Notes in the aggregate principal amount of $5.2 million, including accrued but unpaid interest, tendered notices of conversion at the stated conversion rate of $0.50 per share. The Company issued approximately 10.4 million shares of common stock in satisfaction of the conversion notices. The Company recognized approximately $0.4 million of interest expense for the nine months ended February 29, 2020.

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

Effective November 15, 2018, the June 2018 Note was amended to allow the investor to redeem the monthly redemption amount of $0.35 million in cash or stock, at the lesser of (i) $0.55, or (ii) the lowest closing bid price of the Company’s common stock during the 20 days prior to the conversion, multiplied by a conversion factor of 85%. The variable rate redemption provision meets the definition of a derivative instrument and subsequent to the amendment, it no longer meets the criteria to be considered indexed to the Company’s own stock. As of November 15, 2018, the redemption provision required bifurcation as a derivative liability at fair value under the guidance in ASC 815, Derivatives and Hedging.

The amendment of the June 2018 Note was also evaluated under ASC 470-50-40, Debt Modifications and Extinguishments. Based on the guidance, the instruments were determined to be substantially different, and debt extinguishment accounting was applied. The Company recorded approximately $1.5 million as an extinguishment loss, which was the difference in the net carrying value of the June 2018 Note prior to the amendment of approximately $5.4 million, and the fair value of the June 2018 Note and embedded derivatives after the amendment of approximately $6.9 million. The extinguishment loss included a write-off of unamortized debt issuance costs and the debt discount associated with the original the June 2018 Note.

During the nine months ended February 29, 2020, the Company recognized $0.5 million of interest expense related to the June 2018 Note, respectively. During the year ended May 31, 2020, the Company received a redemption notice requesting an aggregate redemption of approximately $4.5 million settling the remaining outstanding balance in full, including accrued but unpaid interest. In satisfaction of the redemption notice, the Company issued approximately 8.5 million shares of common stock and paid cash totaling approximately $0.5 million to the June 2018 Note holder in accordance with the terms of the June 2018 Note. Following the redemptions, the June 2018 Note was fully satisfied and there is no outstanding balance.

Long-term Convertible Note—January 2019 Note

On January 30, 2019, the Company entered into a securities purchase agreement, pursuant to which the Company issued a convertible promissory note with a two-year term to the holder of the June 2018 Note in the initial principal amount of $5.7 million (the “January 2019 Note”). In connection with the issuance of the January 2019 Note, the Company granted a lien against all the assets of the Company, excluding the Company’s intellectual property, to secure all obligations owed to the investor by the Company (including those under both the January 2019 Note and the June 2018 Note). The investor gave consideration of $5.0 million to the Company, reflecting original issue discount of $0.6 million and issuance costs of $0.1 million. The January 2019 Note incurred interest of 10% and was convertible into common stock, at $0.50 per share. The January 2019 Note provided for conversion in total, or in part, of the outstanding balance, at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and ownership limitations specified in the Note. The Company analyzed the conversion option for derivative accounting treatment under ASC 815 and determined that the embedded conversion option did not qualify for derivative accounting.

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

Under the guidance of ASC 815, after allocation of proceeds to the redemption provision, relative fair value of equity classified warrants and the beneficial conversion feature, there were no proceeds remaining to allocate to convertible note payable. Therefore, principal, accrued interest, debt discount and offering costs will be recognized as interest expense, which represents the accretion of the convertible note payable and related debt discount and issuance costs. During the nine months ended February 29, 2020, the Company recognized approximately $6.2 million, of interest expense related to the January 2019 Note. During the year ended May 31, 2020, the Company received a redemption notice from the holder of the Company’s January 2019 Note, requesting an aggregate redemption of approximately $6.3 million settling the remaining outstanding balance in full, including accrued interest. In satisfaction of the redemption notice, the Company issued approximately 10.8 million shares of common stock and paid cash totaling $0.85 million to the January 2019 Note holder in accordance with the terms of the January 2019 Note. Following the redemption, the January 2019 Note has been fully satisfied and there is no outstanding balance.

Long-term Convertible Note—March 2020 Note

On March 31, 2020, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note with a two-year term to an institutional accredited investor in the initial principal amount of $17.1 million (the “March 2020 Note”). The Company received consideration of $15.0 million, reflecting an original issue discount of $2.1 million. The March 2020 Note is secured by all the assets of the Company, excluding the Company’s intellectual property. The March 2020 Note incurred interest of 10% per annum and was convertible into common stock, at $4.50 per share. The March 2020 Note provided for conversion in total, or in part, of the outstanding balance, at any time after six months from the issue date upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the note. The Company analyzed the conversion option for derivative accounting treatment under ASC 815, Derivatives and Hedging, and determined that the embedded conversion option did not qualify for derivative accounting. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis.

The March 2020 Note provided the investor with the right to redeem any portion of the March 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $0.95 million. During the quarter ended November 30, 2020, the Company issued an additional secured convertible promissory note to an affiliate of March 2020 noteholder (the “November 2020 Note,” as described below), which obligates the Company to reduce the aggregate outstanding note balances held by the investor by $7.5 million per month (the “Debt Reduction Amount,” as described under Long-term Convertible Note – November 2020 Note below), beginning in the month of November 2020.

The original issue discount of $2.1 million related to the March 2020 Note was recorded as a discount on the March 2020 Note and the discount has been amortized over the term of the March 2020 Note. Amortization of the March 2020 debt discount during the three and six months ended November 20, 2020 amounted to approximately $0.7 million and $1.9 million, respectively, and are recorded as interest expense in the accompanying consolidated statements of operations. From June 26, 2020 to July 27, 2020, the investor converted in aggregate approximately $9.5 million of combined principal and accrued interest into approximately 2.1 million shares of common stock at the $4.50 per share conversion price. During the quarter ended November 30, 2020, the Company received a redemption notice from the holder of the March 2020 Note, requesting a redemption of $0.95 million. In satisfaction of the redemption notice, the Company paid cash of $0.95 million to the March 2020 Note holder. Additionally, the Company elected to satisfy the Debt Reduction Amount for November 2020 by making repayments on this March 2020 Note, resulting in the note being fully satisfied during the quarter ended November 30, 2020. To settle this Debt Reduction Amount, the Company and the investor entered into three separately negotiated exchange agreements, pursuant to which the remaining balance of the March 2020 Note was partitioned into three new notes (the “Partitioned Notes”). The Company and the investor exchanged the Partitioned Notes for approximately 4.3 million shares in aggregate of the Company’s common stock, $0.001 par value. Following these exchanges, there was no outstanding balance of the March 2020 Note.

In connection with extinguishment of the March 2020 Note, the Company analyzed the restructured note for potential requirement of debt extinguishment accounting under ASC 470, Debt Modifications and Extinguishments. The Company concluded debt extinguishment accounting treatment to be necessary and accordingly recorded aggregate debt extinguishment loss of approximately $4.2 million for the quarter ended November 30, 2020, as the difference between the fair market value of the shares issued and the carrying value of the debt retired, which included the amortization of the relative debt discount and issuance costs.

Long-term Convertible Note—July 2020 Note

On July 29, 2020, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note with a two-year term to an institutional accredited investor in the initial principal amount of $28.5 million (the “July 2020 Note”). The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The July 2020 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The investor may convert all or any part the outstanding balance of the July 2020 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the July 2020 Note. In addition to standard anti-dilution adjustments, the conversion price of the July 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The July 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

The investor may redeem any portion of the July 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $1.6 million. The July 2020 Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the July 2020 Note, in part or in full, at a 15% premium to par value, at any time upon one trading days’ notice.

Pursuant to the terms of the securities purchase agreement and the July 2020 Note, the Company must obtain the investor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $25.0 million. Upon any such approval, the outstanding principal balance of the July 2020 Note shall increase automatically by 5% upon the issuance of such additional debt.

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

During the quarter ended February 28, 2021, the Company applied the Monthly Debt Reduction Amount for January 2021 of $7.5 million toward the July 2020 Note. In satisfaction of the Debt Reduction Amount, the Company and the investor entered into a separately negotiated exchange agreement, pursuant to which the July 2020 Note was partitioned into a new note (the “January 2021 Partitioned Note”) with a principal balance equal to $7.5 million. the outstanding balance of the July 2002 Note was reduced by the January 2021 Partitioned Note, and the Company and the investor exchanged the January 2021 Partitioned Note for approximately 1.8 million shares of the Company’s common stock.

In connection with the January 2021 Partitioned Note, the Company analyzed the restructured note for potential requirement of debt extinguishment accounting under ASC 470, Debt Modifications and Extinguishments. The Company concluded debt extinguishment accounting treatment to be necessary and accordingly recorded aggregate debt extinguishment loss of approximately $3.2 million during the quarter ended February 28, 2021 as the difference between the fair market value of the shares issued and the carrying value of the debt retired, which included the amortization of the relative debt discount and issuance costs.

Amortization of debt discounts and issuance costs during the three and nine months ended February 28, 2021 amounted to approximately $0.4 million and $1.0 million, respectively, recorded as interest expense. The unamortized discount and issuance costs balance for the July 2020 Note is approximately $1.8 million as of February 28, 2021. The accrued interest balance for the July 2020 Note is approximately $1.7 million as of February 28, 2021 resulting from approximately $0.7 million and $1.7 million of interest expense for the three and nine months ended February 28, 2021, respectively. The outstanding balance on the July 2020 Note, including accrued interest, was approximately $22.7 million at February 28, 2021.

The Company and the noteholder agreed to defer its February 2021 required Monthly Debt Reduction Amount of $7.5 million to March 12, 2021. On March 12, 2021, in satisfaction of the February 2021 Monthly Debt Redemption amount, the Company and the investor entered into a separately negotiated exchange agreement, pursuant to which the July 2020 Note was partitioned into a new note (the “February 2021 Partitioned Note”) with a principal balance equal to $7.5 million. The outstanding balance of the July 2020 Note was reduced by the February 2021 Partitioned Note, and the Company and the investor exchanged the February 2021 Partitioned Note for approximately 3.6 million shares of the Company’s common stock. Following this payment, the outstanding balance on the July 2020 Note, including accrued interest, was approximately $15.2 million.

Long-term Convertible Note—November 2020 Note

On November 10, 2020, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note with a two-year term to an institutional accredited investor in the initial principal amount of $28.5 million (the “November 2020 Note”). The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The November 2020 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The investor may convert all or any part the outstanding balance of the November 2020 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the November 2020 Note. In addition to standard anti-dilution adjustments, the conversion price of the November 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended. The November 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

The investor may redeem any portion of the November 2020 Note, at any time after six months from the issue date, upon three trading days’ notice, subject to a Maximum Monthly Redemption Amount of $3.5 million. The November 2020 Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the November 2020 Note, in part or in full, at a 15% premium to par value, at any time upon 15 trading days’ notice. In addition, beginning in the month of November 2020 and for each of the following five months, the Company is obligated to reduce the outstanding balance of the November 2020 Note by $7.5 million per month (the “Debt Reduction Amount”). Payments the Company makes under the March 2020 Note and the July 2020 Note will be applied toward the payment of each monthly Debt Reduction Amount. These payments are not subject to the 15% prepayment premium, which would otherwise be triggered if the Company were to make payments against the notes exceeding the allowed maximum monthly redemption amount. Consistent with ASC 470-50-40-10, Debt Modifications and Extinguishments, the Company assessed the restructuring of the outstanding agreements with the investor as either a debt modification or debt extinguishment through performance of the 10% cash flow test. The Company noted the change in present value of future cash flows to be less than 10% for all modifications, and therefore, concluded the restructuring be accounted for as a debt modification.

Pursuant to the terms of the securities purchase agreement and the November 2020 Note, the Company must obtain the investor’s consent before assuming additional debt with aggregate net proceeds to the Company of less than $25.0 million. Upon any such approval, the outstanding principal balance of the November 2020 Note shall increase automatically by 5% upon the issuance of such additional debt.

The Company filed a Registration Statement on Form S-3 (Registration No. 333-252154) with the SEC on January 15, 2021, which was declared effective on January 22, 2021, registering a number shares of common stock sufficient to convert the entire principal balance of the November 2020 Note.

The embedded conversion feature in the November 2020 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s stock upon issuance. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company reconsiders the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.

During the quarter ended February 28, 2021, in satisfaction of the December 2020 Debt Reduction Amount, the Company and the investor entered into a separately negotiated exchange agreement, pursuant to which the November 2020 Note was partitioned into a new note (the “December 2020 Partitioned Note”) with a principal balance equal to $7.5 million. The outstanding balance of the November 2020 note was reduced by the December 2020 Partitioned Note, and the Company and the investor exchanged the December 2020 Partitioned Note for approximately 2.2 million shares of the Company’s common stock.

In connection with the December 2020 Partitioned Note, the Company analyzed the restructured note for potential requirement of debt extinguishment accounting under ASC 470, Debt Modifications and Extinguishments. The Company concluded debt extinguishment accounting treatment to be necessary and accordingly recorded aggregate debt extinguishment loss of approximately $4.4 million during the quarter ended February 28, 2021 as the difference between the fair market value of the shares issued and the carrying value of the debt retired, which included the amortization of the relative debt discount and issuance costs.

Amortization of debt discounts and issuance costs during the three and nine months ended February 28, 2021 amounted to approximately $0.3 million and $0.4 million, respectively. The unamortized discount and issuance costs balance for the November 2020 Note is approximately $2.2 million as of February 28, 2021. The accrued interest balance for the November 2020 Note is approximately $0.7 million as of February 28, 2021 resulting from approximately $0.6 million and $0.7 million of interest expense for the three and nine months ended February 28, 2021, respectively. The outstanding balance on the November 2020 Note, including accrued interest, was approximately $21.7 million at February 28, 2021.

Note 6. Derivative Liabilities

The investor and placement agent warrants, issued in connection with a registered direct offering in September 2016, contained a provision for net cash settlement if there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange, whereby such other Person or group acquires more than 50% of the outstanding common stock). If a fundamental transaction occurs in which the consideration issued consists principally of cash or stock in a successor entity, then the warrant holder has the option to receive cash equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent cash settlement provision, the investor and placement agent warrants require liability classification as derivatives in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and are recorded at fair value. All of the investors and placement agent warrants were exercised during the fiscal year ending May 31, 2020.

The following tables summarize the fair value of the warrant derivative liability and related common shares as of inception date September 15, 2016, prior fiscal year end date May 31, 2020 and current reporting date February 28, 2021 (in thousands):

	Shares Indexed	Derivative Liability
Inception to date September 15, 2016	7,733	$5,179
Change in fair value of derivative liability	—	(4,777)
Balance May 31, 2019	7,733	402
Change in fair value of derivative liability	—	11,547
Fair value of warrants exercised	7,733	(11,949)
Balance May 31, 2020	—	—
Change in fair value of derivative liability	—	—
Balance February 28, 2021	—	$—

Changes in the fair value of the derivative liability are reported as “Change in fair value of derivative liabilities” in the Consolidated Statements of Operations. The Company recognized zero and approximately $4.1 million of non-cash loss, due to the changes in the fair value of the liability associated with such classified warrants during the three and nine months ended February 28, 2021 and February 29, 2020, respectively.

ASC 820, Fair Value Measurement, provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods after the initial recognition. Fair values for the warrants were determined using a Binomial Lattice valuation model.

The Company estimated the fair value of the warrant derivative liability as of inception date September 15, 2016, May 31, 2019 and February 29, 2020, using the following assumptions:

	September 15,	May 31,	February 29,
	2016	2019	2020
Fair value of underlying stock	$0.78	$0.39	$1.05
Risk free rate	1.20%	1.94%	0.93%
Expected term (in years)	5	2.29	1.55
Stock price volatility	106%	61%	87%
Expected dividend yield	—	—	—
Probability of fundamental transaction	50%	50%	50%
Probability of holder requesting cash payment	50%	50%	50%

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

			May 31, 2019
	November 15,	January 30,	June 2018	January 2019
	2018	2019	Note	Note
Fair value of underlying stock	$0.57	$0.49	$0.39	$0.39
Risk free rate	2.78%	2.52%	2.21%	1.95%
Expected term (in years)	1.61	2	1.07	1.67
Stock price volatility	58.8%	61%	62.2%	62.2%
Expected dividend yield	—	—	—	—
Discount factor	85%	85%	85%	85%

As discussed above, the June 2018 and January 2019 Notes were fully satisfied during the fiscal year ended May 31, 2020 and there is no outstanding balance as of February 28, 2021.

The following table summarizes the fair value of the convertible note redemption provision derivative liability as of inception dates November 15, 2018, January 30, 2019 and May 31, 2019 (in thousands):

		Derivative Liability
	Net Proceeds	Inception date	May 31, 2019
Inception date June 2018 Note, November 15, 2018	$5,000	$1,285	$847
Inception date January 2019 Note, January 30, 2019	5,000	1,465	1,158
			$2,005

The Company recognized approximately $2.0 million of non-cash gain, due to the changes in the fair value of the liability associated with such classified redemption provision for the nine months ended February 29, 2020. There was no gain or loss for the three and nine months ended February 28, 2021, as the notes were fully satisfied during the fiscal year ended May 31, 2020.

Note 7. Stock Options and Warrants

The Company has one active stock-based equity plan at February 28, 2021, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding, the CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan” and, together with the 2012 Plan, the “Incentive Plans”). In September 2020, the stockholders approved the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan to increase the number of shares available for issuance from 25 million to 50 million shares among other amendments. The total number of shares available to be issued will increase on the first day of each fiscal year in an amount equal to 1% of the total outstanding shares on the last day of the prior fiscal year, and the term of the Plan was extended for an additional 10 years to September 30, 2030. As of February 28, 2021, the Company had approximately 15.4 million shares available for future stock-based grants under the 2012 Plan.

Stock Options and Other Equity Awards

Upon the September 30, 2020 stockholder approval of the 2012 Plan, the Company issued to executives of the Company non-qualified stock options covering 3.35 million shares of common stock, time-vesting restricted stock units (“RSUs”) covering 1.12 million shares of common stock, and performance based RSUs (“PSUs”) covering 4.35 million shares of common stock. The stock options have a per share exercise price of $3.12, grant date fair value of $2.12 per share, and vest equally over three years. The RSUs vest equally over three years and have a grant date fair value of $3.12 per share. The PSUs will vest over the fiscal year ending May 31, 2021 only if certain performance conditions set forth in the awards are met. Concurrent with the stockholder approval, the Company also issued to its non-employee directors stock options covering a total of 506,250 shares of common stock, or 168,750 shares of common stock for each director, which represented the remaining portion of the annual director compensation for the fiscal year beginning June 1, 2020. The options were issued with a per share exercise price of $6.15, grant date fair value of $4.20 per share, and vest equally over three quarterly installments beginning in the quarter ended November 30, 2020.

During the nine months ended February 28, 2021, the Company granted stock options, covering in aggregate approximately 1.9 million shares of common stock, to non-executive employees and consultants with exercise prices ranging between $2.60 and $6.15 per share. These stock option awards vest annually over three years, with a ten-year term and grant date fair values ranging between $1.84 and $4.46 per share.

During the nine months ended February 28, 2021, the Company issued approximately 2.6 million shares of common stock in connection with the exercise of stock options. The stated exercise price ranged from $0.30 to $1.40 per share which resulted in aggregate gross proceeds of approximately $1.8 million to the Company.

Warrants

During the nine months ended February 28, 2021, the Company issued compensatory warrants covering in aggregate approximately 0.1 million shares of common stock to consultants. The warrants have a five-year term and an exercise price of $3.07. The grant date fair value of these warrants was $2.11 per share.

During the nine months ended February 28, 2021, the Company issued approximately 26.5 million shares of common stock, $0.001 par value, in connection with the exercise of approximately 26.5 million warrants. The stated exercise price ranged from $0.30 to $1.35 per share, which resulted in aggregate gross proceeds of approximately $18.6 million. Additionally, during the nine months ended February 28, 2021, the Company issued approximately 10.6 million shares of common stock, $0.001 par value, in connection with the cashless exercise of approximately 11.7 million warrants with stated exercise prices ranging from $0.40 to $1.35. In connection with the various private warrant exchange agreements during the three months ended February 28, 2021, the Company issued approximately 5.9 million shares of common stock, $0.001 par value, in connection with the exercise of approximately 4.7 million warrants, see Note 11 below for additional information.

Compensation expense related to stock options and warrants for the three and nine months ended February 28, 2021 and February 29, 2020, was approximately $1.9 million and $7.4 million and approximately $3.3 million and $4.3 million, respectively. In addition to compensation expense related to stock options and warrants, during July 2020 the Company incurred $1.6 million in compensation expense for shares awarded to Nader Z. Pourhassan, Ph.D., Chief Executive Officer, as described in Note 12. The grant date fair value of options, warrants, and common stock vested during the nine months ended February 28, 2021 and February 29, 2020 was approximately $4.2 million and $1.9 million, respectively. As of February 28, 2021, there was approximately $13.9 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted average period of 1.61 years.

The following table represents stock option and warrant activity as of and for the nine months ended February 28, 2021 (in thousands, except per share data):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life in Years	Value
Options and warrants outstanding—May 31, 2020	131,361	$0.65	5.79	$302,961
Granted	5,836	$3.72	—	—
Exercised	(73,358)	$0.58	—	—
Forfeited/expired/cancelled	(648)	$1.10	—	—
Options and warrants outstanding—February 28, 2021	63,191	$0.92	4.49	$227,079
Outstanding exercisable - February 28, 2021	57,042	$0.75	4.10	$216,042

Note 8. Acquisition of Patents and Intangibles

The Company consummated an asset purchase on October 16, 2012, and paid $3.5 million for certain assets, including intellectual property, certain related licenses and sublicenses, FDA filings and various forms of the leronlimab (PRO 140) drug substance. The Company followed the guidance in ASC 805, Business Combinations, to determine if the Company acquired a business. Based on the prescribed accounting, the Company acquired assets and not a business. As of February 28, 2021 and February 29, 2020, the Company has recorded and is amortizing $3.5 million of intangible assets related to the patent rights acquired. The Company estimates the acquired patent has an estimated life of ten years. Subsequent to the acquisition date, the Company has continued to expand, amend and file new patents central to its current clinical trial strategies, which, in turn, have extended the protection period for certain methods of using leronlimab (PRO 140) and formulations comprising leronlimab (PRO 140) out through at least 2031 and 2038, respectively, in various countries.

On November 16, 2018, the Company completed the acquisition of substantially all the assets of ProstaGene, LLC (“ProstaGene”), a biotechnology start-up company, which included patents related to clinical research, a proprietary CCR5 technology for early cancer diagnosis, and a noncompetition agreement with ProstaGene’s founder and Chief Executive Officer, Richard G. Pestell. The Company accounted for the ProstaGene acquisition as an asset acquisition under ASC 805-10-55, Business Combinations, because the assets acquired from ProstaGene do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the proprietary technology and patents) and, thus, is not considered a business. Thus, management concluded that the acquisition did not include both an input and substantive processes that together significantly contribute to the ability to create outputs. The acquisition of ProstaGene’s assets expanded the Company’s clinical development of leronlimab (PRO 140) into cancer indications and potential commercialization of certain cancer diagnostic tests. The aggregate purchase price paid for the ProstaGene acquisition was approximately $11.6 million based on the issuance of approximately 20.3 million shares of the Company’s common stock at $0.57 per share, including approximately 1.6 million shares to an investment bank for advisory services. In connection with the purchase, the Company entered into a Stock Restriction Agreement with Dr. Pestell, (the “Stock Restriction Agreement”), restricting the transfer of approximately 8.3 million shares of common stock (the “Restricted Shares”) payable to Dr. Pestell for a three-year period from the closing date of the ProstaGene transaction. The Stock Restriction Agreement provided that in the event Dr. Pestell’s employment with the Company is terminated by Dr. Pestell other than for Good Reason, or by the Company for Cause, as defined in Dr. Pestell’s employment agreement with the Company, the Company would have an option to repurchase such Restricted Shares from Dr. Pestell at a purchase price of $0.001 per share. The Restricted Shares were to vest and be released from the Stock Restriction Agreement in three equal annual installments commencing one year after the closing date of the acquisition of ProstaGene. On July 25, 2019, the Company’s Board terminated the employment of Dr. Pestell prior to the vesting of any of the Restricted Shares. The vesting and/or release or forfeiture of the Restricted Shares is currently subject to litigation between the Company and Dr. Pestell.

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

The fair value of the technology acquired was identified using the Income Approach. The fair value of the patents acquired is identified using the Cost to Reproduce Method. The fair value of the noncompetition agreement acquired is identified using the Residual Value Method. Goodwill is not recorded as the transaction represents an asset acquisition in accordance with ASU 2017-01. Acquisition costs for asset acquisitions are capitalized and included in the total cost of the transaction. In addition, pursuant to ASC 805, the net tax effect of the deferred tax liability arising from the book to tax basis differences is recorded as a cost of the acquisition.

The following table presents intangible assets as of February 28, 2021 and May 31, 2020, inclusive of patents (in thousands):

	February 28, 2021	May 31, 2020
Leronlimab (PRO 140) patent	$3,500	$3,500
ProstaGene, LLC intangible asset acquisition, net of impairment	2,926	15,126
Website development costs	20	20
Gross carrying value	6,446	18,646
Accumulated amortization, net of impairment	(4,531)	(5,190)
Total amortizable intangible assets, net	1,915	13,456
Patents currently not amortized	—	—
Carrying value of intangibles, net	$1,915	$13,456

The Company concluded a five-day arbitration hearing on March 19, 2021 concerning a claim by ProstaGene for approximately 3.1 million shares of common stock that the Company withheld for damages incurred by the Company in connection with the acquisition of an intangible asset from ProstaGene in November 2018. Expert testimony and report during the arbitration hearing revealed the stage of development was low, among other issues, and projected the technology would require a sizable amount of incremental capital and development time to advance towards a possible monetization. Based on this expert testimony and report, it is management’s conclusion the net carrying value of the proprietary algorithm is fully impaired. As such, the Company recorded an intangible asset impairment charge of approximately $10.0 million for the quarter ended February 28, 2021 resulting from the write-off of the allocated purchase price of $12.2 million and $2.2 million of associated accumulated amortization. Closing and reply briefs will be filed by mid-May 2021 and a decision by the arbitration panel will be rendered thereafter. Amortization expense related to all intangible assets was approximately $0.5 million and $1.5 million and $0.5 million and $1.5 million for the three and nine months ended February 28, 2021 and February 29, 2020, respectively. The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives as of February 28, 2021 (in thousands):

Fiscal Year	Amount
2021 (3 months remaining)	$262
2022	720
2023	217
2024	85
2025	85
Thereafter	546
Total	$1,915

Note 9. License Agreements

The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab (PRO 140) material. The Company accrues annual license fees of £0.6 million (approximately $0.8 million utilizing current exchange rates), which fees are payable annually in December. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab (PRO 140), utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2.0% of net sales, depending upon who serves as the manufacturer, when the Company commences its first commercial sale, which will continue as long as the license agreement is maintained.

Note 10. Commitments and Contingencies

Commitments with Samsung BioLogics Co., Ltd. (“Samsung”)

In April 2019, the Company entered into an agreement with Samsung, pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab effective through calendar year 2027. In 2020, the Company entered into an additional agreement, pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval inspection, and commercial supply of leronlimab. Samsung is obligated to procure necessary raw materials for the Company and manufacture a specified minimum number of batches, and the Company is required to provide a rolling three-year forecast of future estimated manufacturing requirements to Samsung which are binding. The future commitments pursuant to these agreements are estimated as follows (in thousands):

Fiscal Year	Amount
2021 (3 months remaining)	$9,062
2022	7,288
2023	137,112
2024	51,211
2025	—
Thereafter	—
Total	$204,673

Commitments with Contract Research Organization (“CRO”)

The Company has entered into project work orders, as amended, for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to approximately $3.4 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from an approximate low of $2.0 million to an approximate high of $3.7 million.

Legal Proceedings

From time to time the Company is a party to various legal proceedings. As of the quarter ended February 28, 2021, we were not party to any material pending legal proceedings, except those described below and as described in Part I, Item 3 of our 10-K for the fiscal year ended May 31, 2020 (as updated in Part II. Item 1 of our quarterly reports on Form 10-Q for the fiscal quarters ended August 31, 2020 and November 30, 2020). The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, or if an accrual had not been made, could be material to the Company’s consolidated financial statements.

The Company did not record any material accruals for the matters described below in our Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020.

Delaware Shareholder Derivative Lawsuit

As previously disclosed, on April 24, 2020, certain stockholders of the Company (the “Plaintiffs”) filed a derivative action, alleging claims for breach of fiduciary duty and unjust enrichment against the Company’s CEO, current and former CFO, CMO, and current and former members of the Company’s board of directors in connection with certain equity grant awards to these individuals in December 2019 and January 2020 (the “Defendants”). The Company was named a nominal defendant. The Plaintiffs demanded the rescission of the awards, a finding that the named directors breached their fiduciary duty to the Company, and an unnamed amount of damages. The Company appointed a Special Litigation Committee (“SLC”), consisting solely of independent directors not named in the complaint, to investigate the allegations in the complaint.

On December 15, 2020, the Defendants reached an agreement in principle with the SLC (collectively “Parties”) to resolve the lawsuit. On December 18, 2020, the Parties executed a memorandum of understanding outlining the key terms of their agreement. On January 27, 2021, the Parties entered into a proposed Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”) to settle the derivative action. A hearing has been scheduled for April 19, 2021 to consider the fairness of the Stipulation.

Pursuant to the Stipulation, the current directors agreed to implement a series of corporate governance reforms related to director and executive officer compensation and certain Defendants agreed to forfeit a substantial portion of the December 2019 Awards following approval of the settlement by the Delaware Court, in exchange for a release of claims and the dismissal of the Derivative Action with prejudice. Specifically, the December 2019 Awards to Michael A. Klump, Jordan G. Naydenov, and David F. Welch, Ph.D. will be forfeited in their entirety; sixty percent of the December 2019 Awards to Scott A. Kelly, M.D. will be forfeited; and the warrant to acquire 2,000,000 shares of common stock of the Company awarded to Nader Z. Pourhassan, Ph.D. in the December 2019 Awards will be forfeited in its entirety. In addition, Dr. Pourhassan will forfeit vested options to purchase 373,000 shares of common stock of the Company that he currently owns (issued separate and apart from the December 2019 Awards). Executive officers Michael D. Mulholland and Nitya Ray, Ph.D., and former officer Brendan Rae, will retain their December 2019 Awards.

On March 19, 2021, the Plaintiffs filed a brief agreeing to the proposed settlement and seeking an award of approximately $4.1 million for bringing the lawsuit. Plaintiff’s demand is based on the claimed value or benefit to the Company and its stockholders from the value of the rescinded equity awards, in addition to the time incurred by the Plaintiffs’ attorney with regard to this action.

On April 8, 2021, the SLC filed an opposition to the Plaintiff’s motion contending that the amount of the award being demanded is not legally supported as the actions resulting from the derivative action taken by the Company and the Defendants were the result of actions of the SLC, not those of the Plaintiffs’ attorney. The SLC contends the Plaintiffs’ attorney is only entitled to a quantum meruit award equal to a proportional amount of the legal fees incurred, equating to approximately $0.4 million. This amount was calculated by the SLC obtaining the amounts of hours and the various rates of the Plaintiffs’ attorney and then applying the same proportion applied to the award being demanded by the Plaintiff. If the court were to rule in favor of the SLC’s Opposition that the Plaintiff is only entitled to a Quantum Meruit award, the loss is expected to be approximately $0.4 million, alternatively if the court were to rule in favor of the Plaintiff’s full claim for award the loss is expected to be approximately $4.1 million.

In assessing whether the Company should accrue a liability for this litigation in the Consolidated Financial Statements, the Company considered various factors, including the legal and factual circumstances of the case, relevant case law, judge’s history of rulings in similar cases, similar derivative stockholder matters brought against the Company, the current status of the proceedings, the views of the SLC, its legal counsel, and the Company’s legal counsel, and the likelihood an award as requested will be upheld. As a result of this analysis, the Company recorded an immaterial accrual in accordance with applicable accounting standards and determined it is not probable a material loss will be incurred by the Company resulting from this legal proceeding. However, we cannot at this time predict the ultimate outcome of the decision in the current derivative action.

Washington Shareholder Derivative Lawsuit

On September 10, 2020, the Plaintiffs from the April 24, 2020 derivative action filed another derivative action against CEO Nader Z. Pourhassan claiming he had violated Section 16(b) of the Securities Exchange Act of 1934 with respect to certain personal stock transactions in the Company’s stock. The parties filed cross-motions to dismiss. On March 12, 2021, the U.S. District Court for the Western District of Washington granted Dr. Pourhassan’s motion to dismiss with prejudice. On April 9, 2021, the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals appealing the decision of the District Court.

Placement Agent Arbitration Claim

As previously disclosed, on April 29, 2020, Torreya Capital LLC (“Torreya”) filed an arbitration claim against the Company demanding payment of a transaction fee in the amount of $0.6 million plus attorney fees, for the Company’s alleged failure to pay a transaction fee to Torreya under the terms of the engagement letter with the Company, and amended its claim on September 17, 2020 to add an additional transaction fee claim, increasing its demand to approximately $1.8 million. The Company has denied Torreya’s contractual right to any fee under the terms of the engagement letter with the Company. The parties filed dispositive motions in August 2020 and September 2020, which the arbitrator denied on October 5, 2020. On February 18, 2021, a one-day arbitration hearing was held to determine Torreya’s right to approximately $1.8 million in transaction fees plus attorney fees. Closing briefs were filed on April 1, 2021, and a decision is expected by May 3, 2021. Although the Company cannot predict the ultimate outcome of this arbitration claim, the Company believes there is no legal basis for the fees and that the final award, if any, will not be a material amount.

Securities Class Action Lawsuit

On March 17, 2021, a stockholder filed a class-action lawsuit in the U.S. District Court for the Western District of Washington against the Company and certain officers, alleging the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19 (“First CA Suit”). Plaintiff seeks a ruling that this case may proceed as a class action, and seeks unspecified damages, and attorneys’ fees and costs. On April 9, 2021, a second stockholder filed a similar class-action lawsuit suit (“Second CA Suit”, together with the First CA Suit “CA Suits”) alleging the same facts as the First CA Suit and seeking similar relief. The Company and the individual defendants deny any allegations of wrongdoing in the complaints and intend to vigorously defend the matters. In light of the fact that these cases are in their early stages, the number of plaintiffs are not known, and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the CA Suits and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

Pestell Employment Dispute

As previously disclosed, in July 25, 2019, the Company’s Board terminated the employment of Dr. Pestell, the Company’s former Chief Medical Officer, for cause pursuant to the terms of his employment agreement. On August 22, 2019, the Company received notice that a lawsuit naming the Company and its Chief Executive Officer, and the Chairman of the Board was filed by Dr. Pestell in the U.S. District Court for the District of Delaware, alleging breach of Dr. Pestell’s employment agreement, among other claims, and seeking damages in the amount of certain severance entitlements thereunder pertaining to non-cause termination, among other relief. The treatment of those entitlements and of certain previously granted unvested stock options and shares of restricted common stock, which were subject to a repurchase option, are expected to be determined by the outcome of this litigation. On September 17, 2019, the Company and the other defendants moved to dismiss the complaint in part. On September 27, 2019, Dr. Pestell amended his complaint. On October 10, 2019, the Company again moved to dismiss certain wage and hour and defamation claims, and on June 12, 2020, the Court dismissed the wage and hour claims. On July 10, 2020, Dr. Pestell moved again to amend the dismissed wage claims, which the Company again moved to dismiss on July 24, 2020. On November 2, 2020, the Court dismissed Dr. Pestell’s wage claims with prejudice and the individual defendants were dropped from the proceeding. The Company filed its answer and counterclaims thereafter. A bench trial is currently set for mid-2022. The Company disputes all of Dr. Pestell’s claims and intends to vigorously defend the action. The Company cannot predict the ultimate outcome and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

ProstaGene Arbitration

On March 19, 2021, the Company concluded a five-day arbitration hearing concerning a claim by ProstaGene and counterclaims by the Company for approximately 3.1 million shares of the Company’s common stock held in escrow as holdback stock pursuant to the transaction agreement for the acquisition of certain intangible assets from ProstaGene in November 2018. Based upon facts revealed during the hearing from the testimony and report from an expert, as of February 28, 2021 the Company recognized a full impairment charge against the net carrying value of a certain acquired intangible asset. See Note 8 of the Notes to Consolidated Financial Statements included herein above. Notwithstanding the foregoing, ProstaGene also seeks monetary damages, in an amount to be determined by the arbitration panel, based on the difference between then-current stock price per share and the stock price on June 29, 2020 of $7.93 per share for any shares awarded to ProstaGene and the Company seeks their respective attorney fees and costs. Post-hearing briefing will be concluded by mid-May 2021, and a decision and award is expected thereafter. The Company disputes ProstaGene’s claim and has vigorously defended against that claim, and the Company believes its counterclaims are meritorious and has vigorously prosecuted its counterclaims. The Company cannot, however, predict the ultimate outcome and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

Note 11. Private Securities Offerings

During the six months ended November 30, 2020, the Company entered into various separate privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased common stock at a range of $0.21 to $1.08 per share in exchange for warrants with an exercise price ranging from $0.30 to $1.35 per share of common stock. The Company issued approximately 29.0 million shares of common stock, $0.001 par value, in exchange for approximately 27.9 million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately $12.4 million. In connection with these transactions, the Company recognized approximately $7.1 million of non-cash inducement interest expense.

On November 17, 2020, the Company conducted a private equity offering, in which Dr. Christopher P. Recknor, M.D., Chief Operating Officer, who was a non-executive at the time of the offering, purchased unregistered common stock at $1.50 per share. Pursuant to the offering, the Company sold approximately 0.67 million shares of common stock, $0.001 par value, for aggregate proceeds of $1.0 million. The transaction was approved by the Company’s Board of Directors, see Note 14 for further description.

On December 4, 2020, the Company entered into a privately negotiated warrant exchange agreement with an accredited investor, pursuant to which the investor purchased common stock at $0.36 per share in exchange for warrants with an exercise price of $0.45 per share of common stock. The Company issued approximately 0.3 million shares of common stock, $0.001 par value, in exchange for approximately 0.3 million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately $0.1 million. In connection with this transaction, the Company recognized approximately $0.1 million of non-cash inducement interest expense.

On December 8, 2020, the Company entered into a privately negotiated warrant exchange agreement with an accredited investor, pursuant to which the investor purchased common stock at $0.24 per share in exchange for warrants with an exercise price of $0.30 per share of common stock. The Company issued approximately 2.0 million shares of common stock, $0.001 par value, in exchange for approximately 1.9 million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately $0.4 million. In connection with this transaction, the Company recognized approximately $0.7 million of non-cash inducement interest expense.

On January 28, 2021, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased common stock at a range of $0.45 to $0.75 per share in exchange for warrants with an exercise price ranging from $0.90 to $1.50 per share of common stock. The Company issued approximately 3.6 million shares of common stock, $0.001 par value, in exchange for approximately 2.5 million warrants to purchase common stock, which resulted in net aggregate proceeds of approximately $2.9 million. In connection with this transaction, the Company recognized approximately $3.4 million of non-cash inducement interest expense and approximately $0.1 million offering costs.

As described in Note 5, an aggregate of approximately 8.3 million shares of common stock, $0.001 par value, were issued in exchange for the retirement of the March 2020 Note and partial repayment of portions of the July 2020 and November 2020 Notes during the nine months ended February 28, 2021.

Note 12. Stock Grants to Employees

On January 28, 2020, the Company awarded approximately 11.7 million performance shares to certain of its directors and executive officers outside of the 2012 Plan (“January 2020 Performance Shares”), which awards would vest and be settled in shares of common stock of the Company if the Company achieved FDA Breakthrough Therapy designation for cancer within six months of the award date and if certain other requirements have been met. The awards were forfeited on July 28, 2020 when the performance conditions were not met.

On July 31, 2020, the Company awarded approximately 0.3 million shares of common stock to Nader Z. Pourhassan Ph.D., Chief Executive Officer, of which approximately 0.2 million were tendered back to the Company to cover income tax withholding requirements. As a result, the Company incurred approximately $1.6 million in stock compensation expense.

As described in Note 7 above, upon the September 30, 2020 stockholder approval of the Amended and Restated 2012 Plan, the Company issued to executives of the Company non-qualified stock options covering 3.35 million shares of common stock, time-vesting restricted stock units (“RSUs”) covering 1.12 million shares of common stock and performance based RSUs (“PSUs”) covering 4.35 million shares of common stock. The RSUs vest equally over three years, and the PSUs will vest over the fiscal year ending May 31, 2021 only if certain performance conditions set forth in the awards are met. The options vest equally over three years.

On October 16, 2020, in connection with his hiring the Company granted Mahboob U. Rahman M.D., Ph.D., FACR, Chief Scientific Officer, 0.2 million time-vesting RSUs. The RSUs vest equally over three years. The grant date fair value of these RSUs was $2.81 per share.

Note 13. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all employees. The Company makes a qualified non-elective contribution of 3%, which vests immediately. In addition, participants in the Plan may contribute a percentage of their compensation, but not greater than the maximum allowed under the Code. During the three and nine months ended February 28, 2021 and February 29, 2020, the Company incurred an expense of approximately $0.3 million and $0.5 million and $30,000 and $75,000, respectively, for qualified non-elective contributions.

Note 14. Related Party Transactions

The Audit Committee of the Board of Directors, comprised of independent directors, or the full Board of Directors, reviews and approves all related party transactions.

On March 11, 2021, the Company appointed its former Vice President, Clinical Operations, Dr. Christopher P. Recknor, M.D. as its Chief Operating Officer (“COO”), an executive position of the Company. The Center for Advanced Research & Education, LLC (“CARE”), owned by Dr. Christopher Recknor’s spouse, Julie Recknor, Ph.D., (and previously owned by Dr. Christopher Recknor until March 11, 2021) is one of several clinical locations for the Company’s ongoing NASH and COVID-19 long-hauler clinical trials, and was a clinical location for the Company’s completed Phase 2b/3 mild-to-moderate and severe-to-critical COVID-19 clinical trials. Dr. Julie Recknor serves as the Site Director of CARE and manages its day-to-day operations. The Company entered into a Clinical Trial Agreement (“CTA”) with CARE for each of these clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s clinical research organization, prior to Dr. Recknor’s appointment as COO, and the operational and financial terms of the CTAs with CARE are comparable to the terms available to unrelated clinical locations. Dr. Recknor was not involved in the Company’s decision to choose CARE as a clinical location for its ongoing trials, and he is not involved in patient treatment at the CARE site. During the fiscal year ended May 31, 2020, the Company made no payments to CARE, as it had not yet received any services under the one CTA in effect prior to this time. The Company expects to make payments to CARE during the fiscal year ending May 31, 2021 and thereafter of approximately $2.5 million, which is based upon the total number of patients that enrolled in the Company’s previously completed trials and the number of patients that may enroll in the Company’s current clinical trials. As of February 28, 2021, the Company had approximately $0.3 million in accounts payable due to CARE, a related party. On November 17, 2020, the Company conducted a private equity offering, in which Dr. Recknor, who was a non-executive at the time of the offering, purchased unregistered common stock at $1.50 per share. Pursuant to the offering, the Company sold approximately 0.7 million shares of common stock, $0.001 par value, for aggregate proceeds of $1.0 million. The transaction was approved by the Company’s Board of Directors.

Note 15. Subsequent Events

The Company and the holder of the November 2020 Note agreed to defer its February 2021 required Monthly Debt Reduction Amount of $7.5 million to March 12, 2021. On March 12, 2021, in satisfaction of the February 2021 Monthly Debt Reduction amount, the Company and the July 2020 Note holder entered into a separately negotiated exchange agreement, pursuant to which the July 2020 Note was partitioned into a new note (the “ February 2021 Partitioned Note”) with a principal amount equal to $7.5 million. The outstanding balance of the July 2020 Note was reduced by the February 2021 Partitioned Note, and the Company and the investor exchanged the February 2021 Partitioned Note for approximately 3.6 million shares of the Company’s common stock $0.001 par value. Following this payment, the outstanding balance on the July 2020 Note, including accrued interest, was approximately $15.2 million.

On March 3, 2021, the Company filed a “universal shelf” registration statement on Form S-3 with the U.S. Securities and Exchange Commission to replace its previous shelf registration originally filed with the SEC on February 23, 2018 and which was set to expire on March 7, 2021. The new registration statement includes a base prospectus that covers the offering, issuance and sale of such indeterminate number of shares of the registrant’s common stock, preferred stock, warrants, overallotment purchase rights, debt securities, rights and units, which together shall have an aggregate initial offering price not to exceed $200.0 million and includes the registration of approximately 13.6 million shares of common stock underlying previously issued and unexercised warrants. The new registration statement is not yet effective.

On March 11, 2021, the Company appointed Dr. Christopher P. Recknor, M.D. as COO. See Note 14 above for a description of related party transactions involving Dr. Recknor.

On March 18, 2021, the Company entered into a private warrant exchange in which an accredited investor purchased unregistered common stock at a range of $0.60 to $0.90 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $0.45 per share of common stock. The Company issued approximately 0.9 million shares of common stock, as well as approximately 0.4 million additional shares as an inducement to exercise their warrants, for a total of approximately 1.3 million shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.8 million.

During March 2021, the Company issued approximately 0.1 million shares of common stock, $0.001 par value, in connection with the exercise of outstanding warrants and stock options covering approximately 0.1 million shares. The stated exercise prices ranged from $0.75 to $1.35 per share, which resulted in aggregate gross proceeds to the Company of approximately $0.1 million.

On April 2, 2021, the Company entered into a private warrant exchange in which an accredited investor purchased unregistered common stock at $0.90 per share as compared to the stated exercise price on the warrants of $0.45 per share of common stock. The Company issued approximately 0.8 million shares of common stock, as well as approximately 0.3 million additional shares as an inducement to exercise their warrants, for a total of approximately 1.1 million shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $0.7 million.

On April 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note with a two-year term to an institutional accredited investor and the lender under the November 2020 Note in the initial principal amount of $28.5 million (the “April 2021 Note”). The April 2021 Note is secured by all of the assets of the Company, excluding the Company’s intellectual property, bears interest at 10% per annum, with a conversion rate of $10.00 per share. The investor agreed to give consideration of $25.0 million, reflecting original issue discount of $3.4 million and $0.1 million of debt issuance costs. The Company anticipates using the proceeds to accelerate manufacturing of leronlimab inventory and for general corporate purposes.

The last day of employment of Chief Scientific Officer, Mahboob U. Rahman, M.D., Ph.D., was April 5, 2021.

On April 6, 2021, the Company entered into an Exclusive Supply and Distribution Agreement (the “Agreement”) with Biomm S.A., a Brazilian pharmaceutical company engaged in the business of manufacturing and distributing pharmaceutical products in Brazil (“Biomm”), pursuant to which Biomm would hold the exclusive right to distribute and sell the Company’s product, Vyrologix™ (leronlimab), in Brazil, once regulatory approval has been received. The Agreement provides for the sale of Vyrologix™ upon approval by the Brazilian National Health Surveillance Agency or Agência Nacional de Vigilância Sanitária.

The Company and the holder of the November 2020 Note agreed to defer its March 2021 required Monthly Debt Reduction Amount of $7.5 million to April 8, 2021. On April 8, 2021, in satisfaction of the March 2021 Monthly Debt Reduction Amount, the Company and the July 2020 Note holder entered into a separately negotiated exchange agreement, pursuant to which the July 2020 Note and was partitioned into a new note (the “March 2021 Partitioned Note”) with a principal amount equal to $7.5 million. The outstanding balance on the July 2020 Note was reduced by the March 2021 Partitioned Note, and the Company and the investor exchanged the March 2021 Partitioned Note for approximately 2.5 million shares of the Company’s common stock $0.001 par value. Following this payment, the outstanding balance on the July 2020 Note, including accrued interest, was approximately $7.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “hope,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions, or the use of future tense, are intended to identify forward-looking statements. These statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the impact of health epidemics, including the ongoing COVID-19 pandemic, and information regarding future operations, future capital expenditures and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, (i) the sufficiency of the Company’s cash position, (ii) the Company’s ability to raise additional capital to fund its operations, (iii) the Company’s ability to meet its debt obligations, if any, (iv) the Company’s ability to enter into partnership or licensing arrangements with third-parties, (v) the Company’s ability to identify patients to enroll in its clinical trials in a timely fashion, (vi) the Company’s ability to achieve approval of a marketable product, (vii) the design, implementation and conduct of the Company’s clinical trials, (viii) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results, (ix) the market for, and marketability of, any product that is approved, (x) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products, (xi) regulatory initiatives and compliance with governmental regulations and the regulatory approval process, (xii) litigation affecting the Company or its products; (xiii) general economic and business conditions, (xiv) changes in foreign, political, and social conditions, and (xv) various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. For a discussion of the risks and uncertainties that could materially and adversely affect the Company’s financial condition and results of operations, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2020, filed with the SEC on August 14, 2020, and in our subsequent filings with the SEC, including those risks and uncertainties identified in Part II, Item 1A of this Quarterly Report.

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

Overview

We are a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (“PRO 140”), a CCR5 antagonist to treat HIV infection, with the potential for multiple therapeutic indications. Our current business strategy is to resubmit our Biologics License Application (“BLA”) filing for leronlimab as a combination therapy for highly treatment-experienced HIV patients in the first half of the calendar year 2021 or shortly thereafter. In addition, we are also pursuing approval for leronlimab as a potential therapeutic benefit for COVID-19 patients, cancer, and other indications. We are currently also engaged in conducting clinical trials, of leronlimab including a Phase 2 clinical trial for metastatic triple-negative breast cancer, a Phase 2 trial for 22 solid tumor cancers, a Phase 2 NASH (nonalcoholic steatohepatitis) clinical trial and a Phase 2 investigational trial for post-acute sequelae of SARS COV-2 (PASC), also known as COVID-19 Long-Haulers.

During the quarter ended February 28, 2021, we have continued to work on the resubmission of our BLA filing with the FDA for leronlimab as a combination therapy for highly treatment-experienced HIV patients, and to advance our clinical trials to evaluate the safety and efficacy of leronlimab as a therapeutic for COVID-19, and as a treatment for various forms of cancers. An update of the status of our completed and ongoing clinical trials is below.

HIV Applications

Phase 3 Pivotal Trial for HIV, as Combination Therapy

This trial was successfully completed and is the basis for our current BLA filing with the FDA. We submitted the last two portions of the BLA (clinical and manufacturing) to the FDA in April 2020 and completed the submission on May 11, 2020. In July 2020, however, the Company received a Refusal to File letter from the FDA regarding its BLA filing requesting additional information. In August and September 2020, the FDA provided written responses to the Company’s questions and met telephonically with Company key personnel and its clinical research organization concerning its recent BLA for this HIV combination therapy to expedite the resubmission of its BLA filing for this indication. The Company expects to resubmit its BLA filing in the first half of the calendar year 2021 or shortly thereafter.

This trial for leronlimab as a combination therapy to existing highly active antiretroviral therapy (“HAART”) drug regimens for highly-treatment experienced HIV patients achieved its primary endpoint with a p-value of 0.0032. Most of the patients who have completed this trial have transitioned to an FDA-cleared rollover study, as requested by the treating physicians to enable them to have continued access to leronlimab.

Rollover Study for HIV as Combination Therapy

This study is designed for patients who successfully completed the pivotal Phase 3 Combination Therapy trial and for whom the treating physicians request a continuation of leronlimab therapy to maintain suppressed viral load. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b Extension Study for HIV, as Monotherapy

There are five patients in this ongoing extension study, and each has surpassed at least six and one-half years of suppressed viral load with leronlimab as a single agent therapy. This extension study will be discontinued upon any FDA approval of leronlimab.

Phase 2b/3 Investigative Trial for HIV, as Long-term Monotherapy

Enrollment for this trial is closed after reaching over 560 patients. This trial assesses the subcutaneous use of leronlimab as long-acting single-agent maintenance therapy for 48 weeks in patients with suppressed viral load with CCR5-tropic HIV-1 infection. The primary endpoint is the proportion of participants with a suppressed viral load to those who experienced virologic failure (virologic failure defined as two consecutive viral load readings over 200 cp/mL). The secondary endpoint is the length of time to virologic failure. We completed the evaluation with two higher-dose arms, one with a 525 mg dose (a 50% increase from the original dosage of 350 mg), as well as a 700 mg dose (a 100% increase from the original dosage of 350 mg). We reported in August 2019 that interim data suggested both the 525 mg and the 700 mg dosages were achieving a responder rate of approximately 90% after the initial 10 weeks of monotherapy (defined as induction period). This trial has also been used to provide safety data for our BLA filing for leronlimab as a combination therapy. Given the high responder rate at the increased dosage levels, coupled with the newly developed CCR5 occupancy test, we filed a pivotal trial protocol with the FDA for leronlimab as monotherapy in May 2019. Many patients who completed the Phase 2b/3 trial and requested continued access to leronlimab are continuing in an extension study.

Phase 2b/3 Extension of the Investigative Trial for HIV, as Long-term Monotherapy

Many patients requested to continue on monotherapy with leronlimab upon successful completion of Phase 2b/3, 48-week trial. Over 40 patients were given access to this trial and many are continuing on this protocol for more than three years.

COVID-19 Indication

Phase 2 Trial to Evaluate the Efficacy and Safety of Leronlimab for Mild-to-Moderate Coronavirus Disease 2019 (COVID-19)

This two-arm, randomized, double-blind, placebo-controlled multicenter study to evaluate the safety and efficacy of leronlimab in patients with mild-to-moderate symptoms of respiratory illness caused by coronavirus 2019 infection was completed in July 2020. Patients were randomized to receive weekly doses of 700 mg leronlimab or placebo for two weeks. Leronlimab and placebo were administered via subcutaneous injection. The study had three phases: Screening Period, Treatment Period, and Follow-Up Period. A total of 86 subjects were randomized 2:1 (active drug to placebo) in this study. The primary outcome measures are a clinical improvement as assessed by a change in total symptom score (for fever, myalgia, dyspnea, and cough). Secondary outcome measures include: (1) time to clinical resolution, (2) change from baseline in National Early Warning Score 2 (NEWS2), (3) change from baseline in pulse oxygen saturation, (4) change from baseline in the patient’s health status on a 7-category ordinal scale, (5) incidence of hospitalization, (6) duration (days) of hospitalization, (7) incidence of mechanical ventilation supply, (8) duration (days) of mechanical ventilation supply, (9) incidence of oxygen use, (10) duration (days) of oxygen use, (11) mortality rate, and (12) time to return to normal activity. Enrollment was completed in July 2020, and the Company reported positive safety results. The topline report from the trial, including efficacy and complete safety data, demonstrated clinically significant results for the primary endpoint and statistically significant results for the secondary outcome for NEWS2 was submitted to the FDA in August 2020.

Phase 3 Trial to Evaluate the Efficacy and Safety of Leronlimab for Patients with Severe-to-Critical Coronavirus Disease 2019 (COVID-19).

This was a two-arm, randomized, double-blind, placebo-controlled, adaptive design multicenter study to evaluate the safety and efficacy of leronlimab in patients with severe-to-critical symptoms of respiratory illness caused by

COVID19. Patients were randomized to receive weekly doses of 700 mg leronlimab or placebo for two weeks. Leronlimab and placebo were administered via subcutaneous injection. The study had three phases: Screening Period, Treatment Period, and Follow-Up Period. The primary outcome measured in this study was all-cause mortality at Day 28. Secondary outcomes measured are: (1) all-cause mortality at Day 14, (2) change in clinical status of subject at Day 14, (3) change in clinical status of subject at Day 28, and (4) change from baseline in Sequential Organ Failure Assessment (SOFA) score at Day 14. In August 2020, the Data Safety Monitoring Committee, or DSMC, reviewed compiled safety data from 149 of the 169 patients enrolled in the Phase 3 trial. The DSMC did not raise any safety concerns and recommended the trial continue without modification. In October, the DSMC for the ongoing Phase 3 trial completed its interim analysis on the data from the first 195 patients and recommended the trial continue without modification to achieve the primary endpoint and requested another interim analysis when enrollment reaches 75% level to review patient mortality and other clinical outcome data between the two study arms. The Company completed enrollment in December 2020 with 394 patients and, accordingly, the last patient enrolled reached 28 days in mid-January 2021. The results from the Phase 3 severe-to-critical trial were reported in a Current Report on Form 8-K on March 8, 2021, and the results for a sub-population of this trial of 384 patients (mITT, modified intent to treat) serves as the basis for a potential approval in one or more countries. The FDA requested an additional study of a larger population of mechanically ventilated critically ill COVID-19 patients. The Company has also supplied trial results to health authorities in Canada, the U.K., Philippines and Brazil. The Company is seeking EUA with Health Canada (via a request for Interim Order) and in the U.K. pursuant to an accelerated rolling review provided by the MHRA. In April 2021, the Company received its first approval of leronlimab for the treatment of COVID-19 from the Philippines under CSP (Compassionate Special Permit) and has since delivered leronlimab to a Philippine hospital to be administered to an additional 28 patients under a new CSP.

Phase 2 Investigational Trial to Evaluate the Efficacy and Safety of Leronlimab for Patients with Post-acute Sequelae of SARS COV-2 (PASC), also known as COVID-19 Long-Haulers.

The Company initiated a Phase 2 investigative trial for post-acute sequelae of SARS COV-2 (PASC), also known as COVID-19 Long-Haulers. This trial will evaluate the effect of leronlimab on clinical symptoms and laboratory biomarkers to further understand the pathophysiology of PASC. It is currently estimated that between 10-30% of those infected with COVID-19 develop long-term sequelae. Common symptoms include fatigue, cognitive impairment, sleep disorders, and shortness of breath. If this trial is successful, the Company plans to pursue clinical trials to evaluate leronlimab’s effect on immunological dysregulation in other post-viral syndromes, including myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS).

Cancer and Immunological Indications for Leronlimab

We are continuing to explore opportunities for clinical indications for leronlimab involving the CCR5 receptor, other than HIV-related treatments, such as inflammatory conditions, autoimmune diseases, and cancer.

The target of leronlimab is the immunologic receptor CCR5. We believe that the CCR5 receptor is more than the door for HIV to enter T-cells: it is also a crucial component in inflammatory responses. This could present the potential for multiple pipeline opportunities for leronlimab.

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

Phase 2 Trial for Triple-Negative Breast Cancer

This trial evaluates the feasibility of leronlimab combined with carboplatin in patients with CCR5+ metastatic triple-negative breast cancer (mTNBC). The first portion is a dose-escalation phase with three dose levels (cohorts) of leronlimab combined with a fixed dose of carboplatin. The second portion is a single arm study with 30 patients to test the hypothesis that the combination of carboplatin intravenously and maximum tolerated dose of leronlimab subcutaneously will increase progression free survival. In May 2019, the FDA granted leronlimab Fast Track designation for use in combination with carboplatin. The change in circulating tumor cells (“CTCs”) will be evaluated every 21 days during treatment and will be used as an initial prognostic marker for efficacy. The first patient was treated in September 2019, and the Company reported encouraging initial results from the first patient in November 2019. In January 2020, the Company filed for Breakthrough Therapy Designation (“BTD”) with the FDA to use leronlimab as adjuvant therapy for the treatment of mTNBC. The FDA requested the Company to file for a pre-BTD meeting due to the small number of patients.

BTD is a process designed to expedite the development and review of drugs intended to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). In addition, BTD should have a compelling scientific rationale and promising MOA, such as targeting a molecular driver of disease. If BTD is granted, it will fall under one of three subcategories that (a) address a serious condition with poor outcomes for which there is no Standard of Care (SoC), (b) provide substantial efficacy improvement of a well-characterized SoC for a serious condition with poor outcomes, or (c) provide substantial therapeutic index advantage over a well characterized SoC for a serious condition with poor outcomes. If BTD is granted, the possible outcomes are (a) conditional or full approval, (b) expedited development, (c) rolling submission, or (d) review shortened.

To determine whether the improvement over available therapy is substantial is a matter of judgment and depends on the magnitude of the treatment effect, including the duration of the effect and the importance of the observed clinical outcome. In general, preliminary clinical evidence should show a clear advantage over available therapy. A breakthrough therapy is a drug:

●	intended alone or in combination with one or more other drugs to treat a serious or life-threatening disease or condition, and
●	preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

In 2019, the FDA’s Center for Drug Evaluation and Research (CDER) approved 29 of 48 novel drugs that used at least one expedited approval method. 13 of these drugs approved originated from a BTD, representing 27% of the drugs approved during the year.

Compassionate Use Study of Leronlimab in Breast Cancer

This is a single-arm, compassionate use study with 30 patients for leronlimab combined with a treatment of Physician’s Choice (TPC) in patients with CCR5+ mTNBC. Leronlimab will be administered subcutaneously at a weekly dose of 350 mg until disease progression or intolerable toxicity. Based on our success in the Phase 1b/2 mTNBC trial with 350 mg dose, we were able to transition the compassionate use patients to 525 mg dose. TPC is defined as one of the following single-agent chemotherapy drugs administrated according to local practice: eribulin, gemcitabine, capecitabine, paclitaxel, nab-paclitaxel, vinorelbine, ixabepilone, or carboplatin. In this study, patients will be evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

Basket Trial for 22 Solid Tumor Cancers

This is a Phase 2 study to test the safety and efficacy of leronlimab on 22 different solid tumor cancers, including brain-glioblastoma, melanoma, lung, breast, ovarian, pancreas, bladder, throat, stomach, colon, testicular, uterine, among other indications. The first patient was treated in April 2020, and enrollment is ongoing. Currently, 10 Stage 4 patients have included leronlimab in their therapy for 7 to 12 months.

Phase 2 Trial and IND for NASH

In October 2019, the FDA granted clearance to CytoDyn to proceed with a Phase 2 study to test whether leronlimab may control the devastating effects of liver fibrosis associated with nonalcoholic steatohepatitis (NASH). This trial is designed to be a 60-patient, multi-center, randomized, double-blind, placebo-controlled Phase 2 clinical study of the safety and efficacy of leronlimab in adult patients with NASH. The first patient was enrolled in December 2020.

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

Pre-clinical Studies for Multiple Cancer Indications

An ongoing pre-clinical study conducted by the Company reported in May 2019 that leronlimab reduces by more than 98% human breast cancer metastasis in a murine xenograft model. We were granted Fast Track designation for leronlimab for use in mTNBC. In addition, pre-clinical results in a colorectal cancer study are likewise encouraging.

We will require a significant amount of additional capital to complete the foregoing clinical trials for HIV and complete our BLA submission, as well as to advance our trials in the oncology and immunology space, including but not limited to mTNBC, certain other cancer indications, NASH and COVID-19 Long-Haulers. See “Liquidity and Capital Resources” below.

Results of Operations

Results of Operations for the three and nine months ended February 28, 2021 and February 29, 2020

The following table sets forth our consolidated operating results for the three and nine months ended February 28, 2021 compared to the three and nine months ended February 29, 2020, respectively (in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	February 28,	February 29,			February 28,	February 29,
	2021	2020	$	%	2021	2020	$	%
Operating expenses:
General and administrative	$7,902	$6,465	$1,437	22%	$25,328	$12,605	$12,723	101%
Research and development	12,323	15,109	(2,786)	(18)%	44,061	32,691	11,370	35%
Amortization and depreciation	511	501	10	2%	1,522	1,532	(10)	(1)%
Intangible asset impairment charge	10,049	—	10,049	1%	10,049	—	10,049	100%
Total operating expenses	30,785	22,075	8,710	39%	80,960	46,828	34,132	73%
Operating loss	(30,785)	(22,075)	(8,710)	39%	(80,960)	(46,828)	(34,132)	(73)%
Other income	—	500	(500)	(100)%	—	500	(500)	(100)%
Interest income	1	3	(2)	(67)%	2	5	(3)	-60%
Change in fair value of derivative liabilities	—	(2,934)	2,934	100%	—	(2,105)	2,105	100%
Loss on extinguishment of convertible notes	(7,625)	—	(7,625)	(100)%	(11,794)	—	(11,794)	-100%
Interest expense:
Finance charges	(2)	(61)	59	97%	(140)	(1,619)	1,479	91%
Amortization of discount on convertible notes	(157)	—	(157)	(100)%	(2,739)	(1,470)	(1,269)	(86)%
Amortization of debt issuance costs	(21)	—	(21)	(100)%	(40)	(404)	364	90%
Inducement interest expense	(4,139)	(5,163)	1,024	20%	(11,242)	(7,876)	(3,366)	(43)%
Interest on convertible notes payable	(1,257)	(6,038)	4,781	79%	(2,870)	(6,995)	4,125	59%
Total interest expense	(5,576)	(11,262)	5,686	50%	(17,031)	(18,364)	1,333	7%
Loss before income taxes	(43,985)	(35,768)	(8,217)	(23)%	(109,783)	(66,792)	(42,991)	(64)%
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(43,985)	$(35,768)	$(8,217)	(23)%	$(109,783)	$(66,792)	$(42,991)	(64)%
Basic and diluted loss per share	$(0.08)	$(0.08)	$—	3%	$(0.18)	$(0.17)	$(0.01)	(7)%
Basic and diluted weighted average common shares outstanding	577,854	432,112	145,742	34%	595,226	396,641	198,585	50%

Revenues

For the three and nine months ended February 28, 2021 and February 29, 2020, we had no activities that produced revenues from operations.

Net loss

For the three months ended February 28, 2021 and February 29, 2020, we had a net loss of approximately $44.0 million and $35.8 million, respectively. The increase in net loss of approximately $8.2 million, or 23%, was due to the intangible asset impairment charge offset by lower interest expenses, a decrease in loss on change of fair value of derivative liabilities and lower Research and Development (“R&D”) expenses.

For the nine months ended February 28, 2021 and February 29, 2020, we had incurred a net loss of approximately $109.8 million and $66.8 million, respectively. The increase in net loss of approximately $43.0 million, or 64%, was due largely to the higher intangible asset impairment charge, higher General and Administrative (“G&A”) expenses, higher R&D expenses, and higher non-cash debt extinguishment losses.

Loss per share

For the three months ended February 28, 2021 and February 29, 2020, we had loss per share of $0.08. The loss per share remained flat as compared to a year ago due to a significant increase in the number of weighted average common shares outstanding, offset by the increase in net loss of approximately $8.2 million over the comparable period in 2020.

The increase in common stock was due to common stock issuances associated with the exercise of warrants and stock options, settlement of convertible notes with shares, and a private placement of equity.

For the nine months ended February 28, 2021 and February 29, 2020, we had loss per share of $0.18 and $0.17. The increase in loss per share of $0.01 compared to a year ago is due to an increase in net loss of approximately $43.0 million, partially offset by a significant increase in the number of weighted average common shares outstanding over the comparable period in 2020. The increase in common stock was due to common stock issuances associated with the exercise of warrants and stock options, settlement of convertible notes with shares, and a private placement of equity.

Operating expenses

For the three months ended February 28, 2021 and February 29, 2020, operating expenses totaled approximately $30.8 million and $22.1 million, respectively, consisting of G&A expenses, R&D expenses, amortization and depreciation, and an intangible asset impairment charge. The increase in operating expenses of approximately $8.7 million, or 39%, from the 2020 period was attributable to the increase in the intangible asset impairment charge of approximately $10.0 million, increase in G&A expenses of approximately $1.4 million, offset in part by a decrease in R&D expenses of approximately $2.8 million.

For the nine months ended February 28, 2021 and February 29, 2020, operating expenses totaled approximately $81.0 million and $46.8 million, respectively, consisting of G&A expenses, R&D expenses, amortization and depreciation, and an intangible asset impairment charge. The increase in operating expenses of approximately $34.1 million, or 73%, over the comparable 2020 nine-month period was attributable to the increase in the intangible asset impairment charge of approximately $10.0 million, the increase in G&A expenses of approximately $12.7 million, and an increase in R&D expenses of approximately $11.4 million.

The future trends in expenses will be driven, in large part, by the future outcomes of clinical trials and their related effect on research and development expenses, general and administrative expenses, and the manufacturing of new commercial leronlimab. We require a significant amount of additional capital and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular, “Capital Requirements” and “Going Concern” below and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended May 31, 2020.

General and administrative expenses

G&A expenses totaled approximately $7.9 million and $6.5 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance, and various other expenses. The increase in G&A expenses of approximately $1.4 million, or 22%, for the three months ended February 28, 2021 over the comparable period a year ago was due to higher salaries and benefits of approximately $1.0 million attributable to increased compensation and an increase in the number of employees, increased professional service fees of $1.7 million, and increased insurance expense of $0.2 million, offset by decreased non-cash stock-based compensation expense of approximately $1.4 million and decreases in other corporate and administrative expenses of $0.1 million.

G&A expenses totaled approximately $25.3 million and $12.6 million for the nine months ended February 28, 2021 and February 29, 2020, respectively, and were comprised of salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance, and various other expenses. The increase in G&A expenses of approximately $12.7 million, or 101%, for the nine months ended February 28, 2021 over the same period last year was due to increased non-cash stock-based compensation expense of approximately $4.7 million, higher salaries and benefits of approximately $4.4 million attributable to increased compensation and an increase in the number of employees, increased professional service fees of $2.6 million, increased insurance expense of approximately $0.6 million, coupled with increases in other corporate and administrative expenses of approximately $0.4 million.

Research and development expenses

R&D expenses totaled approximately $12.3 million and $15.1 million for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease of approximately $2.8 million, or 18%, over the comparable 2020 period was due to a decrease of $6.7 million in manufacturing activity related to the commercialization of leronlimab, a decrease of $2.0 million in extension studies related to HIV, offset by an increase of $5.3 million in clinical trial costs related to COVID-19, and an increase of $0.6 million in clinical trial costs related to oncology and immunology indications. For the quarter ended February 28, 2021, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing, and controls) activities related to clinical and commercialization inventories, (2) three HIV extension studies, which continue to provide leronlimab to patients who have successfully completed a trial, (3) COVID-19 clinical trials and (4) increased clinical trials for oncology and immunology indications.

R&D expenses totaled approximately $44.1 million and $32.7 million for the nine months ended February 28, 2021 and February 29, 2020, respectively. The increase of approximately $11.4 million, or 35%, over the comparable 2020 period was due to an increase of $13.5 million in clinical trial costs related to COVID-19, an increase of $4.4 million in manufacturing activity related to the commercialization of leronlimab, an increase of $2.6 million in clinical trial costs related to oncology and immunology indications, and an increase of $0.2 million related to non-clinical studies, offset by a decrease of $9.3 million in extension studies related to HIV. For the nine months ended February 28, 2021, R&D expenditures continue to be primarily devoted to: (1) increased CMC (chemistry, manufacturing, and controls) activities related to clinical and commercialization inventories, (2) three HIV extension studies, which continue to provide leronlimab to patients who have successfully completed a trial, (3) COVID-19 clinical trials and (4) increased clinical trials for oncology and immunology indications.

We expect future R&D expenses to be dependent on the timing of our BLA filing and FDA approval, the timing of FDA clearance of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, the clinical and regulatory progression related to COVID-19, oncology and immunology trials, along with the outcome of the studies for several other cancer indications. R&D expenses are also expected to increase due to CMC activities in preparation for approval and commercialization of leronlimab.

Amortization and depreciation expenses

Amortization and depreciation expense for the three and nine months ended February 28, 2021 was approximately $0.5 million and $1.5 million, respectively, and was relatively flat compared to the respective 2020 comparable periods. This expense is primarily attributable to the amortization of intangible assets recognized with the acquisition of assets of ProstaGene, LLC in November 2018 and patents acquired in 2012 from Progenics.

Intangible asset impairment

For the three and nine months ended February 28, 2021, the Company recorded an intangible asset impairment charge of approximately $10.0 million, which represents an increase of approximately $10.0 million, or 100%, when compared to the same periods in 2020. This charge is attributable to the full impairment of the net carrying value of approximately $10.0 million of the proprietary algorithm the Company acquired in connection with the acquisition of assets of ProstaGene, LLC in November 2018.

Other income

For the three and nine months ended February 28, 2021, other income decreased $0.5 million, or 100%, when compared to the same periods in 2020. The other income for the three and nine months ended February 29, 2020, of $0.5 resulted from the execution of an agreement in which the Company granted an exclusive royalty-bearing license to a third-party to commercialize, use, and sell leronlimab for HIV in the U.S. upon BLA approval.

Change in fair value of derivative liabilities

For the three and nine months ended February 28, 2021, we realized a decrease in change in fair value of derivative liabilities of approximately $2.9 million and $2.1 million, or 100%, respectively, when compared to the same periods in 2020, due to the originating instruments were exercised and settled during the fiscal year ended May 31, 2020. The originating underlying instruments were certain warrants that originated in September 2016 and two convertible note instruments originated in June 2018 and January 2019 containing contingent cash settlement provisions, which gave rise to a derivative liability. For each reporting period, the Company determined the fair value of the derivative liability and recorded a corresponding non-cash benefit or non-cash charge, due to a decrease or increase, respectively, in the calculated derivative liability.

Loss on extinguishment of convertible notes

For the three and nine months ended February 28, 2021, we recognized a non-cash loss on the extinguishment of convertible notes of approximately $7.6 million and $11.8 million, respectively. We did not recognize any losses on the extinguishment of debt during the same comparable periods in 2020. The losses resulted from separately and independently negotiated note payment settlements in which certain debt was agreed to be settled in exchange for shares issued at a price less than the closing price for the date of the respective transactions. The originating underlying convertible notes were entered into on March 31, 2020, July 29, 2020, and November 10, 2020.

Interest expense

Interest expense for the three months ended February 28, 2021 and February 29, 2020 totaled approximately $5.6 million and $11.3 million, respectively. The decrease of approximately $5.7 million, or 50%, from the comparable period in 2020 was driven primarily by a decrease in interest on convertible notes payable of approximately $4.8 million, a decrease in non-cash inducement interest expense related to private warrant exchanges of approximately $1.0 million, and a decrease of approximately $0.1 million related to financing of charges by trade vendors, offset by an increase in non-cash amortization of discount on convertible notes of approximately $0.2 million.

Interest expense for the nine months ended February 28, 2021 totaled approximately $17.0 million and $18.4 million, respectively. The increase of approximately $1.3 million, or 7%, from the comparable period in 2020 was driven primarily by an increase in non-cash inducement interest expense related to private warrant exchanges of approximately $3.4 million, an increase in non-cash amortization of discount on convertible notes of approximately $1.3 million, offset by a decrease in interest on convertible notes payable of approximately $4.1 million, a decrease of approximately $1.5 million related to financing charges by trade vendors and a decrease in amortization of debt issuance costs of approximately $0.4 million.

Liquidity and Capital Resources

Cash

The Company’s cash position of approximately $14.3 million at February 28, 2021 remained flat when compared to the balance of approximately $14.3 million at May 31, 2020.

Inventory

The Company’s inventory position of approximately $93.5 million at February 28, 2021 increased approximately $74.4 million as compared to a balance of approximately $19.1 million at May 31, 2020 as the Company increased inventory in preparation for commercialization. This inventory increase is related to raw materials purchased for commercial production and work-in-progress inventory related to the substantially completed commercial production of pre-launch inventories of leronlimab, in anticipation of regulatory approval of the product as a combination therapy for HIV patients in the United States. During the quarter ended February 28, 2021, the Company was notified by a third-party contract manufacturing partner that due to an operational error committed by the contract manufacturer one of the batches of a multiple-batch manufacturing campaign failed to meet quality standards, and thus would not be saleable upon regulatory approval. In accordance with the agreement, the contract manufacturer assumed liability for the failure, all costs to manufacture the batch, and committed to remanufacture the batch at a future date. As a result, the Company reduced work-in-progress inventory and the related amounts due to the contract manufacturer by $6.1 million.  No other inventory was affected by this manufacturing issue, and all other inventory has successfully passed quality standards. As of February 28, 2021 the raw materials balance was $29.0 million and the total work-in-progress was $64.5 million. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $34.9 million and $29.6 million, respectively, of work-in-progress inventory. See “Capital Requirements—Contract Manufacturing” below for a further discussion of commitments with third-party contract manufacturing partners.

Cash flows

For the nine months ended February 28, 2021, there was no net change in cash, which was attributable to net cash provided by financing activities of approximately $84.9 million exceeding net cash used in operating activities of approximately $84.8 million and cash used in investing activities of approximately $0.1 million.

	Nine Months Ended
	February 28,	February 29,	Change
(in thousands)	2021	2020	$
Net cash (used in) provided by:
Net cash used in operating activities	$(84,767)	$(39,492)	$(45,275)
Net cash used in investing activities	$(100)	$(38)	$(62)
Net cash provided by financing activities	$84,866	$43,121	$41,745

Cash used in operating activities

Net cash used in operating activities totaled approximately $84.8 million during the nine months ended February 28, 2021 representing an increase of approximately $45.3 million over the nine months ended February 29, 2020. The increase in net cash used in operating activities was due to an approximate $58.6 million increase of cash used to procure raw materials and manufacture leronlimab prelaunch inventories, an approximate increase in net loss of approximately $43.0 million, offset in part by the intangible asset impairment charge of approximately $10.0 million, an increase in accounts payables and accrued liabilities of approximately $33.9 million, an increase in non-cash loss on extinguishment of debt of approximately $11.8 million, when compared to the changes in the comparable period in 2020.

Cash used in investing activities

Net cash used in investing activities was approximately $0.1 million during the nine months ended February 28, 2021, which reflects an insignificant increase over a year ago attributable to the purchase of office equipment and furniture.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $84.9 million during the nine months ended February 28, 2021, an increase of approximately $41.7 million over net cash provided by financing activities during the nine months ended February 29, 2020. The increase in net cash provided from financing activities was primarily attributable to an increase in net proceeds of approximately $51.2 million from convertible note related activity, an increase in net proceeds of warrant and option exercise related activity of approximately $14.7 million, offset by a decrease in net proceeds from the sale of common and preferred stock of approximately $24.2 million when compared to the same period in the prior year.

Convertible debt

A summary of our various convertible debt arrangements is included in Note 5. Convertible Instruments of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

November 2020 Note

In November 2020, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in November 2022. The November 2020 Note requires monthly debt reduction payments of $7.5 million for the six months beginning in November 2020 which can also be satisfied by payments on the July 2020 Note and/or March 2020 Note, the latter of which has been paid in full, discussed below. After six months past the issuance date, the noteholder can request monthly redemptions of up to $3.5 million. The outstanding balance of the November 2020 Note, including accrued interest, was approximately $21.7 million as of February 28, 2021.

July 2020 Note

In July 2020, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share and matures in July 2022. Beginning six months after the issuance date, the noteholder can request monthly redemptions up to $3.5 million. The outstanding balance of the July 2020 Note, including accrued interest, was approximately $22.7 million as of February 28, 2021.

March 2020 Note

During the quarter ended November 30, 2020, this note was fully retired as a result of the noteholder exercising the monthly redemption provision and the Company satisfying the monthly Debt Reduction Amount required under the November 2020 Note by making payments on the March 2020 Note. There was no balance outstanding under this note as of February 28, 2021.

Common stock

We have 800.0 million authorized shares of common stock. As of February 28, 2021, we had approximately 609.0 million shares of common stock outstanding, approximately 45.3 million shares of common stock issuable upon the exercise of warrants, approximately 32.2 shares of common stock issuable upon conversion of convertible preferred stock and undeclared dividends, approximately 23.5 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock, approximately 15.4 million shares of common stock reserved for future issuance under our equity compensation plan, and approximately 12.0 million shares of common stock reserved and issuable upon conversion of outstanding convertible notes. As a result, as of February 28, 2021, we had approximately 62.6 million authorized shares of common stock available for issuance.

Capital Requirements

We have not generated revenue to date, and we do not expect to generate product revenue until we receive regulatory approval for commercialization of leronlimab as a combination therapy for HIV, or upon receipt of various approvals for use of leronlimab as a therapeutic for COVID-19. We expect to continue to incur operating losses as expenses continue to increase as we proceed with preparation for commercialization of leronlimab and continue our clinical trial programs. The future trends of all expenses will be driven, in large part, by the timing of the anticipated approval of our BLA or other regulatory approvals, the magnitude of our commercialization readiness, future clinical trial strategy and timing of the commencement of our future revenue stream.

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

Contract Manufacturing

In April 2019, the Company entered into an agreement with Samsung, pursuant to which Samsung will perform technology transfer, process validation, manufacturing and supply services for the commercial supply of leronlimab effective through calendar year 2027. In 2020, the Company entered into an additional agreement, pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval inspection, and commercial supply of leronlimab. Samsung is obligated to procure necessary raw materials for the Company and manufacture a specified minimum number of batches, and the Company is required to provide a rolling three-year forecast of future estimated manufacturing requirements to Samsung which are binding. The future commitments pursuant to these agreements are estimated as follows (in thousands):

Fiscal Year	Amount
2021 (3 months remaining)	$9,062
2022	7,288
2023	137,112
2024	51,211
2025	—
Thereafter	—
Total	$204,673

Management maintains relationships with two contract manufacturers which it believes best serves our strategic objectives for the anticipated BLA filing and, if approved, the long-term commercial manufacturing capabilities for leronlimab. Management will continue to assess manufacturing capacity requirements as new market information becomes available regarding anticipated demand, subject to FDA approval.

Legal Proceedings

From time to time the Company is a party to various legal proceedings. As of the quarter ended February 28, 2021, we were not party to any material pending legal proceedings, except those described in Note 10 to the Consolidated Financial Statements. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, or if an accrual had not been made, could be material to the Company’s consolidated financial statements. The Company did not record any material accruals for the matters described below in our Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020. See Note 10 to the Consolidated Financial Statements for further discussion of legal proceedings.

Distribution

In December 2019, the Company entered into a supply agreement with Vyera Pharmaceuticals for the sale of leronlimab for HIV in the United States, see ”Licensing” below for further discussion of the agreement. On July 2, 2020, the Company entered into an exclusive distribution and supply agreement with American Regent with respect to the distribution of the Company’s leronlimab drug for the treatment of COVID-19 in the United States. On April 6, 2021, the Company entered into an exclusive supply and distribution agreement with, Biomm S.A., a Brazilian pharmaceutical company, granting the exclusive right to distribute and sell leronlimab in Brazil upon Brazilian regulatory approval.

Contract Research Organization (CRO)

The Company has entered into project work orders for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company has prepaid certain execution fees for direct services costs. In connection with our clinical trials, the Company has entered into separate project work orders for each trial with our CRO. In the event that the Company terminates any trial, certain financial penalties may be incurred which would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to approximate $3.4 million. In the remote circumstance that all clinical trials are terminated, the collective financial penalties may range from an approximate low of $2.0 million to an approximate high of $3.7 million.

Licensing

Under the Progenics Purchase Agreement, we are required to pay Progenics the following ongoing milestone payments and royalties: (i) $5.0 million at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab (PRO 140); and (ii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of leronlimab (PRO 140) until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. In addition, under a Development and License Agreement, dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was previously assigned to us, we are required to pay AbbVie Inc. additional milestone payments and royalties as follows: (i) $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body; (ii) $0.5 million upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iii) royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. As previously reported, the Company received a Refusal to File letter from the FDA in July 2020. In response to this letter, the Company expects to resubmit the BLA in the middle of calendar year 2021 or shortly thereafter. As such, until the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, thus the future milestone payments payable to Progenics and its sub-licensors are deemed contingent consideration and, therefore, are not currently accruable.

In December 2019, the Company entered into a Commercialization and License Agreement and a Supply Agreement with Vyera Pharmaceuticals, LLC. Pursuant to the License Agreement, the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans in the United States.

Pursuant to the terms of the License Agreement, and subject to the conditions set forth therein, Vyera will incur the cost of, and be responsible for, among other things, commercializing the product in the territory and will use commercially reasonable efforts to commercialize the product in the field in the territory. Under the terms of the License Agreement, CytoDyn is permitted to license the product outside of the territory for uses in the field or outside the field or for uses inside the territory outside of the field.

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

Regulatory Matters

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The FDA informed the Company its BLA did not contain certain information needed to complete a substantive review and therefore, the FDA would not file the BLA. In particular, the FDA informed the Company that the third-party laboratory’s receptor occupancy analysis was not properly performed, and would be required to be resubmitted, and the Company would need to correct certain administrative submission deficiencies. The FDA’s request does not require any additional clinical trials to be conducted, nor has the drug’s efficacy or safety been questioned. Subsequent to the Refusal to File letter, the Company received further clarification on the BLA’s deficiencies. The Company has engaged a leading a global healthcare diagnosis company, along with an expanded team of subject matter expert consultants, to conduct the receptor occupancy analysis necessary in order to resubmit the BLA, which it currently expects to do in the first half of calendar year 2021 or shortly thereafter.

Going Concern

As reported in the accompanying consolidated financial statements, for the nine months ended February 28, 2021 and February 29, 2020, the Company incurred net losses of approximately $109.8 million and $66.8 million, respectively, and has an accumulated deficit of approximately of $466.0 million as of February 28, 2021. The Company has no activities that produced revenue in the periods presented and has sustained operating losses since inception.

The Company currently requires and will continue to require a significant amount of additional capital to fund operations and pay our accounts payables, and our ability to continue as a going concern is dependent upon our ability to raise such additional capital, commercialize our product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, it may need to scale back operations or slow CMO-related activities, which could materially delay commercialization initiatives, thereby deferring its ability to achieve profitability. The Company’s failure to raise additional capital could also affect its relationships with key vendors, disrupting its ability to timely execute its business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional and non-traditional financing sources. As of the date of this filing, the Company has approximately 49.4 million shares of common stock authorized and remaining available for issuance under our certificate of incorporation, as amended. The Company has filed a “universal shelf” registration statement on Form S-3 with the SEC to replace its previous shelf registration originally filed with the SEC on February 23, 2018 and which was set to expire on March 7, 2021, which includes a base prospectus that covers the offering, issuance and sale of such indeterminate number of shares of the registrant’s common stock, preferred stock, warrants, overallotment purchase rights, debt securities, rights and units, which together shall have an aggregate initial offering price not to exceed $200.0 million, and includes the registration of 13.6 million shares of common stock underlying previously issued and unexercised warrants. The new registration statement is not yet effective.

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these activities or other debt could contain covenants that would restrict its operations. On July 29, 2020, November 10, 2020, and April 2, 2021, the Company entered into long-term convertible notes, which are secured by all of its assets, except for its intellectual property and which also includes certain restrictive provisions, such as a limitation on additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed under the heading “Risk Factors” in our annual report on Form 10-K filed on August 14, 2020 and under Item 1A. in Part II of this 10-Q.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses for all periods presented and have a substantial accumulated deficit. As of February 28, 2021, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain a significant amount of additional operating capital, complete development of our product candidate, obtain regulatory approval, outsource manufacturing of our product, and ultimately to attain profitability. We intend to seek additional funding through equity or debt offerings, licensing agreements or strategic alliances to advance our business plan. There are no assurances, however, that we will be successful in these endeavors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Our critical accounting estimates are those estimates which require the most significant judgments and estimates in presenting the Company’s consolidated financial statements. The Company evaluates its estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended May 31, 2020 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three and nine months ended February 28, 2021.

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgements that affect reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses for the periods presented. Judgments must also be made about the disclosure of contingent liabilities. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Actual results may differ from those estimates and under different assumptions or conditions.

Recent Accounting Pronouncements

On an ongoing basis, management reviews new accounting standards to determine the expected financial effect, if any, that the adoption of each such standard will have. For the recently issued accounting standards that management believes may have a material impact on our financial statements, see Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information and Note 3. Recent Accounting Pronouncements of the Notes to the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2020 filed on August 14, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of February 28, 2021, our disclosure controls and procedures were effective at the reasonable-assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

For a description of any pending material legal proceedings, please see Note 10. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Continued delays in regulatory approval for leronlimab as a combination therapy with HAART for HIV patients may have a material adverse effect on our business and financial condition.

In February 2018, we announced we had met the primary endpoint in our Phase 3 trial for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients and filed the non-clinical portion of our Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (the “FDA”) on March 18, 2019. We subsequently filed the clinical and Chemistry, Manufacturing, and Controls (“CMC”) portions of the BLA with the FDA in April 2020 and completed our submission with the FDA on May 11, 2020. In July 2020, we received a Refusal to File letter from the FDA regarding the BLA filing. The FDA has provided written responses to questions and held a telephonic meeting with the Company to discuss the filing and provided further clarity on the additional information required for a successful BLA filing. The FDA is not requiring additional trials but further analysis and results of completed trials. Specifically, the FDA has asked the Company to resubmit its receptor occupancy analysis to demonstrate why a higher dosage is more effective than the dose in the successful Phase 3 trial, which is currently contributing to the additional delay in the resubmission of our BLA. We have retained a leading global healthcare diagnostics company, along with an expanded team of subject matter expert consultants, to conduct the receptor occupancy analysis, and we are working diligently to resubmit our BLA for leronlimab as a combination therapy for highly treatment experienced HIV patients in the first half of calendar year 2021 or shortly thereafter. However, even upon submission of the additional information to the FDA, there can be no assurance as to if or when the FDA will declare the filing complete.

Failure to obtain regulatory approval for leronlimab for the foregoing or any other reasons will prevent us from commercializing such product candidate as a prescription product, could result in the write-down of a significant amount of prelaunch inventories held for sale, and our ability to generate revenue will be materially impaired.

Our debt service obligations and our need for additional funding to finance operations may cause additional dilution to our existing stockholders.

Since our inception, we have not achieved cash flows from revenues to cover basic operating costs. As a result, we have relied heavily on debt and equity financing. The terms of our recent convertible note financings require us to make debt repayments of $7.5 million per month to retire earlier incurred debt. As a result, we will be required to use a significant portion of our available cash to make these debt repayments, which will reduce the amount of capital available to finance our operations and other business activities. We have to date, and may continue to, negotiate with our noteholders to exchange all or part of our outstanding debt for shares of common stock, and through March 15, 2021 have issued an aggregate of approximately 11.9 million shares of our common stock in exchange for the retirement of outstanding convertible notes. If the Company enters into any future exchange offers they will likely be negotiated at a discount to the market price of our common stock and will cause additional dilution to our existing stockholders. If the convertible noteholders sell the common stock they receive in exchange for outstanding debt, this could result in a decline in our stock price. In addition, the exercise of our existing outstanding warrants and stock options, which are exercisable for or convertible into shares of our common stock, and which we have encouraged through private warrant exchange offers, would dilute our existing common stockholders. As a result of these or other factors, the issuance of additional equity or convertible debt securities could have an adverse effect on the market price of our common stock. For the foreseeable future, we will need to continue to rely upon debt and equity financing to maintain our operations.

Our business and operations continue to be affected by the ongoing COVID-19 pandemic.

Our operational and financial performance continues to be affected by the COVID-19 pandemic. We expect our clinical trial activity to continue to face challenges and delays in patient enrollment as a result of quarantines, site closures, travel limitations, and prioritization of hospital resources toward the COVID-19 pandemic. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, third-party laboratories, consultants and other third-parties upon whom we rely. We have experienced, and expect to continue to experience, delays in our operations and in the operations of our third-party service providers as a result of disruptions COVID-19 has had on normal business operations. We may also be affected by a downturn in the U.S. economy, which could have an adverse effect on our ability to raise capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern. The extent to which COVID-19 affects and continues to affect our business, financial condition, and results of operations will depend on future developments, which continue to evolve rapidly, and which are highly uncertain and subject to change.

We may not be able to receive Emergency Use Authorization (EUA) for leronlimab as a treatment for COVID-19, or approval may be delayed, which would materially affect our business, financial condition and stock price.

We recently completed a Phase 3 clinical trial to test the effectiveness of leronlimab as a treatment for patients with severe-to-critical COVID-19. The results from the Phase 3 severe-to-critical trial were reported in a Current Report on Form 8-K on March 8, 2021, and the results for a sub-population of this trial of 390 patients serves as the basis for a potential approval in one or more countries. Since the COVID-19 pandemic began, we have expended significant time and financial resources to evaluate leronlimab as a therapeutic treatment for COVID-19. If we are unable to receive an EUA from the FDA or other countries for treating COVID-19 patients, we will not be able to market leronlimab for COVID-19 in the U.S. or abroad for this condition, our ability to generate revenue will be adversely affected. Obtaining such authorization is dependent upon a number of factors, which are not under our control.

Since November 2020, several pharmaceutical companies have received EUA for their vaccines, which are currently being distributed in the US and abroad. According to the Centers for Disease Control, as of March 15, 2021, 40.8 million people in the U.S. have been fully vaccinated. Even if we are successful in receiving an EUA for leronlimab from the FDA to treat COVID-19 patients, if a vaccine is successfully distributed, administered to the population, and effective against COVID-19, the demand for leronlimab as a treatment for severe-to-critical COVID-19 patients may decline over time, which could materially affect our business.

Class-action litigation filed against us could harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.

The market price of our common stock has historically experienced and may continue to experience significant volatility. On March 17, 2021, following a period of volatility in the market price for our common stock, a putative class action was filed in the U.S. District Court for the Western District of Washington, Tacoma against us and certain officers. In the complaint, Plaintiff cites the volatility in our common stock and alleges the defendants made or are responsible for false and misleading statements regarding leronlimab’s potential as a treatment for COVID-19. Plaintiff seeks a ruling that this case may proceed as a class action, and seeks unspecified damages, and attorneys’ fees and costs. A similar class-action lawsuit was filed by a second stockholder on April 9, 2021. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend the lawsuits. However, litigation, whether or not successful, may result in diversion of our management’s attention and resources, and may require us to incur substantial costs, some of which may not be covered in full by insurance, which could harm our business and financial condition. During the course of litigation, there may be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a further negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 28, 2021, the Company entered into private warrant inducement agreements in which accredited investors purchased unregistered common stock at a range of $0.90 to $1.50 per share as compared to the stated exercise price on their warrant at a range of $0.45 to $0.75 per share of common stock. The Company issued approximately 2.5 million shares of common stock, as well as approximately 1.0 million additional shares as an inducement to exercise their warrants, for a total of approximately 3.6 million shares of common stock, $0.001 par value. Aggregate gross proceeds from the private warrant exchange were approximately $2.9 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above. In connection with the warrant inducement agreements, the Company paid Paulson Investment Company, LLC, a cash commission of 4.5% of the gross proceeds received by the Company.

On January 29, 2021, the Company and the July 2020 Note holder entered into an exchange agreement, pursuant to which the July 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount equal to the Debt Reduction Amount of $7.5 million, the outstanding balance of the July 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 1.8 million shares of the Company’s common stock. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.

On March 12, 2020, the Company and the July 2020 Note holder entered into an exchange agreement, pursuant to which the July 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount equal to the Debt Reduction Amount of $7.5 million, the outstanding balance of the July 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for approximately 3.6 million shares of the Company’s common stock. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.

On March 18, 2021, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at a range of $0.60 to $0.90 per share as compared to the stated exercise price on their warrant, which ranged from $0.30 to $0.45 per share of common stock. The Company issued approximately 0.9 million shares of common stock, as well as approximately 0.4 million additional shares as an inducement to exercise their warrants, for a total of approximately 1.3 million shares of common stock. Aggregate gross proceeds from the private warrant exchange were approximately $0.8 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.

On April 2, 2021, the Company entered into a private warrant exchange in which certain accredited investors purchased unregistered common stock at $0.90 per share as compared to the stated exercise price on their warrant of $0.45 per share of common stock. The Company issued approximately 0.8 million shares of common stock, as well as approximately 0.3 million additional shares as an inducement to exercise their warrants, for a total of approximately 1.1 million shares of common stock. Aggregate gross proceeds from the private warrant exchange were approximately $0.7 million. The Company relied upon the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933 for the private warrant exchange transactions described above.

On April 8, 2021, the Company and the July 2020 Note holder entered into an exchange agreement, pursuant to which the July 2020 Note was partitioned into a new note (the “Partitioned Note”) with a principal amount equal to the Debt Reduction Amount of $7.5 million, the outstanding balance of the July 2020 Note was reduced by the Partitioned Note, and the Company and the investor exchanged the Partitioned Note for 2.5 million shares of the Company’s common stock. The Company relied upon the exemption provided by Section 3(a)(9) for the exchange transaction described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)Exhibits:

4.1	Secured Convertible Promissory Note dated April 2, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 8, 2021).

10.1

Securities Purchase Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 8, 2021).

10.2

Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC dated April 2, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 8, 2021).

10.3	Form of Warrant Exercise Inducement Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2021).

10.4+**	Employment Agreement by and between CytoDyn Inc. and Christopher P. Recknor, M.D., dated March 11, 2021.

31.1**	Rule 13a-14(a) Certification by CEO of Registrant.

31.2**	Rule 13a-14(a) Certification by CFO of the Registrant.

32.1**	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.

101.INS **	Inline XBRL Instance Document.

101.SCH **	Inline XBRL Taxonomy Extension Schema Document.

101.CAL **	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+Management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 14, 2021	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 14, 2021	/s/ Michael D. Mulholland
Michael D. Mulholland
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)