Form 10-K/A
period 2021-05-31
CytoDyn Inc.
filed 2021-09-28
CIK 1175680

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
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging gr
owth c
ompany. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
to the Annual Report on Form
10-K
of CytoDyn Inc. for the fiscal year ended May 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2021 (the “Original
10-K”)
is being filed solely for the purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include Part III information in our
Form 10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original
10-K.
In addition, this Form
10-K/A
deletes the reference on the cover of the Original
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original
10-K
and corrects exhibits 10.41 and 10.44.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form
10-K/A
also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original
10-K
was filed.

CYTODYN INC.
FORM 10-K
FOR THE YEAR ENDED MAY 31, 2021

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth the names and ages, as of September 28, 2021, and certain other information for each of the members of our Board of Directors:

Name	Age	Principal Occupation	Independent	Board Committees
Scott A. Kelly, M.D.	51	Chairman of the Board, Chief Medical Officer, Head of Business Development	No	None
Nader Z. Pourhassan, Ph.D.	58	President and Chief Executive Officer	No	None
Jordan G. Naydenov	61	Vice President and Treasurer, Milara, Inc.	Yes	Audit, Compensation, Nom/Gov
Alan P. Timmins	61	Retired; Former Vice President for Financial Affairs at the University of Portland	Yes	Audit, Compensation
Samir R. Patel, M.D.	52	Co-Founder and CEO of Digital Therapeutics	Yes	Compensation, Nom/Gov
Gordon A. Gardiner	64	Chief Executive Officer, TableSafe, Inc.	Yes	Audit, Compensation
Scott A. Kelly, M.D.
Dr. Kelly has been a director since April 2017 and the Chairman of the Board since December 2018. Dr. Kelly was named to the non-executive
position of Chief Science Officer of the Company in July 2019, and was appointed Chief Medical Officer and Head of Business Development in April 2020. Prior to leaving clinical medicine to focus on CytoDyn, Dr. Kelly served at Atlanta-based Resurgens Orthopaedics since 2002, including as Director of the Safety Council since 2013 and as Medical Director of the Resurgens Orthopaedics’ Spine Center since 2007. Dr. Kelly is a fellow of the American Board of Physical Medicine and Rehabilitation and a diplomate of the American Academy of Physical Medicine and Rehabilitation. Dr. Kelly also is a member of the Spine Intervention Society, Georgia Society of Interventional Spine Physicians, and American Academy of Physical Medicine and Rehabilitation. Dr. Kelly has received numerous honors, including being named as America’s Best Physicians in 2016 and 2017 by The National Consumer Advisory Board, “Top Doctor” in 2015, 2016 and 2017 by Castle Connolly, and “Top Doctor” by Atlanta Magazine in 2016. Dr. Kelly is the author of
What I’ve Learned from You: The Lessons of Life Taught to a Doctor by His Patients.
Dr. Kelly received his B.A. in Psychology from Emory University, his medical doctorate from Medical College of Georgia and completed his medical residency at Emory University. Dr. Kelly brings extensive patient treatment experience and a deep knowledge of life sciences to the Board.
Nader Z. Pourhassan, Ph.D
. Dr. Pourhassan was appointed President and Chief Executive Officer of the Company in December 2012, following his service as interim President and Chief Executive Officer for the preceding three months, and was appointed as a director in September 2012. Dr. Pourhassan was employed by the Company as the Company’s Chief Operating Officer from May 2008 until June 30, 2011, at which time Dr. Pourhassan accepted a position as Managing Director of Business Development. Before joining the Company, Dr. Pourhassan was an instructor of college-level engineering at The Center for Advanced Learning, a charter school in Gresham, Oregon, from June 2005 through December 2007. Dr. Pourhassan immigrated to the United States in 1977 and became a U.S. citizen in 1991. He received his B.S. degree from Utah State University in 1985, his M.S. degree from Brigham Young University in 1990 and his Ph.D. from the University of Utah in 1998, in each case in Mechanical Engineering. Dr. Pourhassan brings to the Board his deep knowledge of the Company’s operations and industry. He also contributes his business, leadership, management and capital raising experience.
Jordan G. Naydenov.
Mr. Naydenov has been a director since June 2009. Since 2001, he has served as Vice President and a director of Milara, Inc. and was appointed as Treasurer of Milara, Inc., and a director of Milara International, in 2006. Milara Inc. and Milara International develop, manufacture and service manual and fully robotic wafer printing/bumping systems, as well as mechanical and electrical engineering design services. Mr. Naydenov also founded a natural health care product company, Pure Care Pro LLC, in 2017. Mr. Naydenov brings leadership skills and significant management experience to the Board.

Alan P. Timmins
. Mr. Timmins became a director in January 2020. He brings a wealth of financial and operations experience to CytoDyn’s board. He retired as the Vice President for Financial Affairs at the University of Portland, a position he served in for over eight years, focusing on all financial functions and on strategic planning and implementation across the organization. He previously served 16 years in various positions including President, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Sarepta Therapeutics, Inc., a publicly traded life sciences technology company focused on precision genetic medicine. His leadership and drive contributed to a period of significant growth and he led several of the company’s strategic, financing, M&A and out-licensing
activities. Earlier in his career, Mr. Timmins was a Senior Manager at PricewaterhouseCoopers in the audit practice. Mr. Timmins has also served as a member of boards of directors and as a volunteer for several public, private and not-for-profit
companies, providing support in the areas of finance, business development, strategy, operations management and career planning, as well as doing guest lectures and seminars for area graduate and undergraduate students. Mr. Timmins holds a B.B.A. degree from the University of Portland and a M.B.A. from Stanford University.
Samir R. Patel, M.D.
Dr. Patel became a director in April 2020. He is an active entrepreneur, serving as principal in PranaBio Investments, LLC, which provides strategic advisory services for small cap biotechnology companies. Previously he was co-founder and CEO of Digital Therapeutics, LLC, co-founder of SPEC Pharma, LLC, consultant for GE Global Research, and Medical Director at Centocor, Inc., (now Janssen Biotech, Inc.) a Johnson & Johnson Company. Dr. Patel is board certified in rheumatology and was in medical practice in Austin, Texas. He has published several papers from his clinical research studies. Dr. Patel received his BS in Biology from University of Cincinnati, Doctor of Medicine from Medical College of Ohio, and completed his internal medicine internship and residency, as well as rheumatology fellowship at University of New Mexico School of Medicine Affiliated Hospitals.
Gordon A. Gardiner
. Mr. Gardiner was appointed as a director effective July 1, 2021. He has experience as an investment banker and as a senior financial executive for public and private technology companies. Mr. Gardiner is currently the Chief Executive Officer of TableSafe, Inc., which provides touchless point-of-sale systems for bars and restaurants. Previously, he was the managing partner of Swiftsure Capital LLC (“Swiftsure”), where he served as one of two senior financial executives originating, financing and leading investments in software, manufacturing, consumer products and life sciences companies. Prior to joining Swiftsure in 2006, Mr. Gardiner served as head of investment banking and then Chief Operating Officer of Delafield Hambrecht, Inc., a Seattle-based full-service investment bank. Mr. Gardiner received his BA in Biology from Harvard University and attended the Executive Program for Growing Companies at Stanford Business School.
Executive Officers
The following table identifies certain information about our executive officers as of September 28, 2021. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Nader Z. Pourhassan, Ph.D.	58	President and Chief Executive Officer
Scott A. Kelly, M.D.	51	Chief Medical Officer, Head of Business Development, Chairman of the Board
Antonio Migliarese	38	Chief Financial Officer and Treasurer
Nitya G. Ray, Ph.D.	69	Chief Technology Officer
Christopher P. Recknor, M.D.	56	Chief Operating Officer
Antonio Migliarese
.
Mr. Migliarese was appointed as the Company’s Chief Financial Officer on May 18, 2021. Mr. Migliarese, has held various positions with increasing responsibilities since joining the Company as its Financial Reporting Manager on January 16, 2020, including Vice President, Corporate Controller, from January 16, 2020 until May 17, 2021. Prior to joining the Company, Mr. Migliarese was the Controller for Domaine Serene Vineyards and Winery, Inc. from 2018 to 2020, Corporate Controller for Lightspeed Technologies, Inc., an R&D company and supplier of high-tech audio and video solutions to schools and similar organizations, from 2015 to 2018, and CFO of American Cannabis Company, Inc. (OTCQB: AMMJ), from November 2014 until January 2016. Mr. Migliarese is a Certified Public Accountant and began his career in the assurance group of PricewaterhouseCoopers (PwC).
Nitya G. Ray, Ph.D
. The Board appointed Dr. Ray as Chief Technology Officer – Head of Process Sciences, Manufacturing and Supply Chain on December 22, 2018. Dr. Ray served as our Senior Vice President of Manufacturing from November 2015 to June 2017. Between June 2017 and December 2018, Dr. Ray served as Executive Vice-President, Head of Product

Development, Manufacturing and Supply Chain of Actinium Pharmaceuticals, Inc. (NYSEAMERICAN: ATNM). Prior to joining the Company in 2015, Dr. Ray was Senior Vice President at Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX). During his
14-year
tenure at Progenics, he was responsible for manufacturing, process & analytical sciences & quality control. He possesses extensive knowledge of leronlimab (PRO 140) development. Dr. Ray successfully manufactured the first 10 batches of leronlimab at Progenics under GMP, which was approved by the FDA for use in all clinical trials. Dr. Ray’s return to the Company brings 30 years of progressive, hands-on
experience in strategic planning and execution of process development and manufacturing of biologics, engineered tissue therapeutics, antibody drug conjugates, and small molecule and radiopharmaceutical drugs. He has demonstrated expertise in diverse technology platforms, product development, pre-clinical,
clinical and commercial manufacturing, process and analytical sciences, quality control, global supply chain, quality systems and regulatory affairs. Dr. Ray holds a Ph.D. in Biochemical Engineering and a M.S. degree in Chemical & Biochemical Engineering from Rutgers University and a B.S. degree in Chemical Engineering from Jadavpur University.
Christopher Recknor, M.D.
Dr. Recknor joined the Company in August 2020, as Vice President, Clinical Development. Prior to joining the Company, Dr. Recknor served as a principal investigator in over 100 clinical trials for numerous global pharmaceutical companies. He is also the founder of IONmed Systems, a software technology company formed in 2006 with a focus on clinical trial recruitment and management. Dr. Recknor owned the Center for Advanced Research & Education (CARE), a private research facility formed in 2002, until March 2021. Dr. Recknor was an Adjunct Assistant Professor at Clemson University from 2002 to 2004, a medical director at United Osteoporosis Centers from 1998 to 2013 and was in private practice from 1998 to 2015. Dr. Recknor has a deep background in clinical research, with over 40 published research studies and co-authored
several research abstracts. Dr. Recknor holds a B.A. from Furman University and received his M.D. from Medical University of South Carolina. He is a former Diplomate of the American Board of Internal Medicine and is a Certified Clinical Densitometrist.
Information about Dr. Pourhassan and Dr. Kelly is set forth above under “Directors.”
Audit Committee Members and Financial Expert
The Audit Committee consists of Messrs. Timmins, Naydenov and Gardiner with Mr. Timmins serving as the chair. The Board has determined that each current member of the Audit Committee is financially sophisticated under the listing standards of The Nasdaq Stock Market (the “Nasdaq Rules”). The Board has also determined that Mr. Timmins is an “audit committee financial expert” as defined in Regulation
S-K
Item 407(d)(5)(ii) adopted by the SEC. All current members of the Audit Committee are considered independent because they satisfy the independence requirements prescribed by the Nasdaq Rules, including those set forth in Rule
10A-3
under the Securities Exchange Act of 1934, as amended.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct and a Statement of Policy on Insider Trading and Policy Regarding Special Trading Procedures. Copies of these governing documents are available on our website at www.cytodyn.com under the Investors/Corporate Governance tabs.
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors, officers and beneficial owners of more than 10 percent of the Company’s common stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2021, except that one Form 4 related to one convertible promissory note and warrants previously held by Dr. Welch were filed late and a Form 5 for Dr. Kelly in connection with gifting of stock to his daughter was filed late.

Item 11.	Executive Compensation.
Executive Compensation Program for 2021 Fiscal Year
The following is a discussion of fiscal year 2021 compensation arrangements for our named executive officers. As a smaller reporting company under the SEC’s rules, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with certain of the scaled disclosure requirements applicable to smaller reporting companies.
This section provides a discussion of the compensation paid or awarded to our President and Chief Executive Officer and our two other most highly compensated executive officers serving as of May 31, 2021, the end of fiscal year 2021. We refer to these individuals as our “named executive officers.” All other executive officers who served during fiscal year 2021 received total compensation less than the amounts paid or awarded to our named executive officers. For fiscal year 2021, our named executive officers were:

•	Nader Z. Pourhassan, Ph.D., President and Chief Executive Officer;

•	Scott A. Kelly, M.D., Chief Medical Officer and Head of Business Development; and

•	Nitya G. Ray, Ph.D., Chief Technology Officer.
The Compensation Committee structured our compensation program for fiscal year 2021 to include the elements described below.
Base Salaries
The Compensation Committee determined base salaries for the named executive officers based on a variety of factors, including individual performance, job responsibilities, and tenure with the Company, as well as prior experience, economic conditions facing the Company, retention, and salary levels in the competitive labor market and for similar positions at companies in the Company’s peer group.
In determining the base salaries for the named executive officers, the Compensation Committee also solicited input from the CEO with respect to the compensation of the other named executive officers and took into consideration the CEO’s recommendations.
The Compensation Committee approved increases in the base salaries of Dr. Pourhassan and Dr. Ray for fiscal year 2021 by approximately 16% and 31%, respectively, in recognition of their unique individual contributions, as well as their collective efforts in advancing the Company’s operating and strategic priorities, with the goal of increasing long-term stockholder value.
Annual Cash Incentive Plan and Other Bonus Payments
For fiscal year 2021, the Compensation Committee established performance goals for each of our named executive officers under our bonus plan for executive officers. The target level of annual cash incentives for each named executive officer, expressed as a percentage of base salary, is fixed in the executive’s employment agreement, as described under “Employment Agreements” below. The goals for the 2021 fiscal year, as well as the allocation of target amounts among the goals, were established after discussions by the Compensation Committee with the CEO regarding the performance needed to drive execution of the Company’s strategic plan. The Compensation Committee determined the amounts to be paid to the named executive officers in August 2021 based on the extent to which their goals were achieved. The performance goals tied to obtaining FDA approval for our drug product and target annual revenues, which together comprised 30% to 40% of the named executive officers’ total target amounts, were not achieved. The Compensation Committee determined that the goals related to recruiting additional partners to further the development of markets for our drug product and strengthening the capabilities of our management team or scientific advisory board (for all three named executive officers), obtaining additional financing to support the Company’s operations (for Dr. Pourhassan and Dr. Kelly), and managing production of our drug product on a cost-effective basis (for Dr. Ray), were partially achieved, resulting in payouts of the following percentages of the respective target amounts: Dr. Pourhassan, 20%; Dr. Kelly, 30.7%; and Dr. Ray, 35%. The resulting dollar amounts are shown in the “Summary Compensation Table” below in the Nonequity Incentive Plan Compensation column. See the “Grants of Plan-Based Awards” table below for additional information.
In July 2020, the Compensation Committee also approved discretionary bonuses to our named executive officers as shown in the Bonus column of the “Summary Compensation Table” below. The Compensation Committee approved the bonuses in light of the executive team’s unanticipated achievements in creating stockholder value during the first quarter of fiscal 2021, as well as its expeditious efforts in seeking regulatory approval of the Company’s drug product to treat
COVID-19
patients despite the operating difficulties created by the pandemic.

Long-Term Equity Incentives
We also provide long-term incentives to our named executive officers under our Amended and Restated 2012 Equity Compensation Plan (the “2012 Plan”). Before fiscal year 2021, these incentives typically took the form of incentive or non-qualified
stock options. Stock options provide our executives with opportunities for financial gain derived from the potential appreciation in stock price from the date the option is granted until the date the option is exercised. Stock options are granted to executives with an exercise price equal to or above the closing sale price of our common stock on the OTCQB on the grant date. The vesting provisions of the stock options granted in the past have varied but have typically vested in three equal annual installments beginning one year after the date of grant. Our long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation in the price of our common stock. As a result, we believe stock options encourage our executives and other employees to focus on creating shareholder value. In fiscal year 2021, Drs. Pourhassan, Kelly and Ray received stock options to purchase 2,000,000, 500,000 and 500,000 shares of our common stock, respectively, which vest in three equal annual installments on each of June 15, 2021, 2022 and 2023, subject to the named executive officer’s continued employment through each applicable vesting date. See the “Grants of Plan-Based Awards” table below for additional information about stock options granted in fiscal year 2021.
For fiscal year 2021, the Compensation Committee restructured the equity award program for our named executive officers to also include grants of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). The RSUs awarded to our named executive officers were intended to provide more stable incentives than stock options, enabling us to better attract and retain top talent in a marketplace where such incentives are prevalent. In fiscal year 2021, Drs. Pourhassan, Kelly and Ray received RSUs with respect to 500,000, 250,000 and 200,000 shares of our common stock, respectively, which vest in three equal annual installments on each of June 15, 2021, 2022 and 2023, subject to the named executive officer’s continued employment through each applicable vesting date. The PSUs awarded in fiscal year 2021 to our named executive officers were intended to further align our executives’ interests with those of our stockholders. PSU awards of 1,000,000 shares for Dr. Pourhassan, 500,000 shares for Dr. Kelly, and 150,000 shares for Dr. Ray were granted and tied to the achievement of the strategic performance goals established for the fiscal 2021 annual cash incentives. In August 2021, as discussed under “Annual Cash Incentive Plan and Other Bonus Payments” above, the Compensation Committee determined that the levels of achievement of the target goals were as follows: Dr. Pourhassan, 20%; Dr. Kelly, 30.7%; and Dr. Ray, 35%, resulting in the vesting of 200,000, 153,500, and 52,500 shares, respectively. The RSUs and PSUs require our executives to remain continuously employed with us until the applicable vesting date in order to receive shares, with certain exceptions in the event of a change in control of the Company or the executive’s death or disability, as described in “Payments upon Termination of Employment, Death or Disability, or Change of Control” below. The Compensation Committee also approved two special PSU awards to Dr. Pourhassan relating to a total of 2,000,000 shares and to Dr. Kelly relating to a total of 500,000 shares. The vesting of one set of awards, relating to 50% of the total shares, was tied to achieving FDA approval of our drug product for use in HIV patients during fiscal year 2021, which did not occur. The other awards, relating to an equal number of shares, were tied to achieving FDA approval of our drug product for use in
COVID-19
patients during fiscal year 2021, which also did not occur. See the “Grants of Plan-Based Awards” table below for additional information about RSUs and PSUs granted in fiscal year 2021.
In addition, Dr. Pourhassan was granted 323,157 fully vested shares of common stock under the 2012 Plan in July 2020 to replace stock options to purchase 554,545 shares at a weighted average exercise price of $2.07 per share that were rescinded in connection with settlement of a lawsuit in October 2018.
Executive Compensation Tables
The following table shows information regarding the compensation of our named executive officers for services performed in the year ended May 31, 2021, and, to the extent required by applicable SEC disclosure rules, the year ended May 31, 2020.

2021 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Stock Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Nader Z. Pourhassan, Ph.D.	2021	1,000,000	800,000	3,750,090	4,238,000	200,000	57,417	10,045,507
President and Chief Executive Officer	2020	865,671	617,500	7,200,000	1,242,150	—	45,933	9,971,254
Scott A. Kelly, M.D (6)	2021	700,000	200,000	1,227,782	1,059,500	107,345	37,830	3,332,457
Chief Medical Officer and Head of Business Development
Nitya G. Ray, Ph.D.	2021	525,000	150,000	777,300	1,059,500	91,875	30,624	2,634,299
Chief Technology Officer	2020	400,000	150,000	—	212,473	—	13,005	775,478

(1)	The amounts shown for 2021 represent supplemental bonuses paid in July 2020 in recognition of significant achievements during the quarter ended August 31, 2020.
(2)
Stock awards represent the aggregate grant date fair value of the awards, except for awards subject to performance conditions, which represent aggregate grant date fair value based on the probable outcome of such conditions, all pursuant to ASC 718, as described in Note 1 and Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of our 2021 Form
10-K,
to which reference is hereby made. Assuming the highest level of performance had been achieved for fiscal year 2021 awards of PSUs, the maximum value of these awards on June 15, 2020, the date the awards were approved, was as follows: Dr. Pourhassan, $8,760,000; Dr. Kelly, $2,920,000; and Dr. Ray, $438,000. See “Grants of Plan-Based Awards” below for more detailed information regarding the Company’s equity awards.

(3)
Stock option awards represent the aggregate grant date fair value of the awards pursuant to ASC 718, as described in Notes 1 and 7 in the Notes to the Consolidated Financial Statements included in Item 8 of our 2021 Form
10-K,
to which reference is hereby made.

(4)
As permitted under applicable provisions of the Company’s executive employment agreements, the Compensation Committee determined that nonequity incentive payments for services during fiscal year 2021 would be paid 50% in cash and 50% in fully vested shares of common stock. The total value of cash and shares (if any) received is shown in the column.

(5)
Represents our qualified
non-elective
contributions to the Company’s 401(k) employee savings plan. The total value of all perquisites and personal benefits received by any named executive officer in fiscal 2021 was less than $10,000.

(6)	Dr. Kelly was not a named executive officer in fiscal year 2020.

Grants of Plan-Based Awards for the Fiscal Year Ended May 31, 2021
The following table sets forth information regarding awards of nonequity incentive plan compensation and equity awards under the 2012 Plan to the named executive officers during the fiscal year ended May 31, 2021.

Name	Grant date (2)		Approval Date	Potential future payouts under nonequity incentive plan awards (1) Target ($)	Potential future payouts under equity incentive plan awards (2) Target (#)		All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Nader Z. Pourhassan	6/15/2020		6/15/2020	1,000,000
	9/30/2020		6/15/2020		1,000,000	(3)						584,000
	9/30/2020		6/15/2020		1,000,000	(4)						—
	9/30/2020		6/15/2020		1,000,000	(5)						—
	9/30/2020		6/15/2020				500,000	(6)				1,560,000
	9/30/2020		6/15/2020						2,000,000	(8)	$3.12	4,238,000
	7/31/2020	(7)	7/31/2020				323,157	(7)				1,606,090
Scott A. Kelly	6/15/2020		6/15/2020	350,000
	9/30/2020		6/15/2020		500,000	(3)						447,782
	9/30/2020		6/15/2020		250,000	(4)						—
	9/30/2020		6/15/2020		250,000	(5)						—
	9/30/2020		6/15/2020				250,000	(6)				780,000
	9/30/2020		6/15/2020						500,000	(8)	$3.12	1,050,500
Nitya G. Ray	6/15/2020		6/16/2020	262,500
	9/30/2020		6/15/2020		150,000	(3)						153,300
	9/30/2020		6/15/2020				200,000	(5)				624,000
	9/30/2020		6/15/2020						500,000	(7)	$3.12	1,050,000

(1)
These amounts consist of the target cash award levels set under the 2021 bonus program. The amount actually paid to each named executive officer is included in the
Non-Equity
Incentive Plan Compensation column in the “2021 Summary Compensation Table”.

(2)
The grant date of the equity awards was delayed until the date of the 2020 annual meeting of stockholders, September 30, 2020, at which the stockholders approved 25,000,000 additional shares of common stock for issuance under the 2012 Plan.

(3)	Represents awards of PSUs under the 2012 Plan tied to the achievement of the 2021 annual cash bonus performance goals, as described under “Long-Term Equity Incentives” above.
(4)
Represents a special grant of PSUs under the 2012 Plan to Dr. Pourhassan and Dr. Kelly based on obtaining FDA approval of our drug product for use in HIV patients, as described under “Long-Term Equity Incentives” above. Because these PSUs would only vest if the requisite FDA approval was obtained, no threshold or maximum achievement level was established with respect to these awards.

(5)
Represents a special grant of PSUs under the 2012 Plan to Dr. Pourhassan and Dr. Kelly based on obtaining FDA approval of our drug product for use in
COVID-19
patients, as described under “Long-Term Equity Incentives” above. Because these PSUs would only vest if the requisite FDA approval was obtained, no threshold or maximum achievement level was established with respect to these awards.

(6)
Represents awards of RSUs under the 2012 Plan. The RSUs vest in three equal annual installments beginning on June 15, 2021, subject to continued employment through the applicable vesting date, with the holder entitled to receive shares of common stock equal to the number of vested RSUs.

(7)
Represents an award of fully vested shares of common stock, granted and issued on July 31, 2020, under the 2012 Plan to replace stock options to purchase 554,545 shares at a weighted average exercise price of $2.07 per share that were rescinded in connection with settlement of a lawsuit in October 2018.

(8)
Represents awards of stock options granted under the 2012 Plan that vest in three equal annual installments beginning on June 15, 2021, subject to continued employment through the applicable vesting date.

Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table sets forth information regarding outstanding stock options, RSUs and PSUs held by each our named executive officers as of May 31, 2021.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options(#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: Number of unearned shares that have not vested (#)		Equity incentive plan awards Market payout value of unearned shares that have not vested ($) (2)
Nader Z. Pourhassan	100,200	(3)	—		$0.57	6/1/23
	—		325,000	(4)	$0.87	11/23/25
	—		152,000	(4)	$0.75	1/4/26
	116,550	(3)	115,900	(5)	$0.49	6/8/28
	156,250	(3)	—		$0.39	10/7/29
	2,000,000	(3)	—		$0.63	12/19/29
	—		2,000,000	(6)	$3.12	6/15/30
							500,000	950,000
									1,000,000	(7)	1,900,000
									1,000,000	(8)	1,900,000
									1,000,000	(9)	1,900,000
Scott A. Kelly	25,000		—		$0.52	6/18/29
	93,750		—		$0.39	10/7/29
	750,000	(3)	—		$0.63	12/19/29
	500,000		—		$0.63	12/19/29
	—		500,000	(6)	$3.12	6/15/30
							250,000	475,000
									500,000	(7)	950,000
									250,000	(8)	475,000
									250,000	(9)	475,000
Nitya G. Ray	266,400		133,600	(10)	$0.48	12/22/28
	187,500		—		$0.39	10/7/29
	600,000		—		$0.63	12/19/29
	—		500,000	(6)	$3.12	6/15/30
							200,000	380,000
									150,000	(7)	285,000

(1)	Represents awards of RSUs that vest in three equal annual installments beginning on June 15, 2021, subject to continued employment through the applicable vesting date.
(2)	Based on the closing sale price of the common stock on May 28, 2021, the last trading day of the Company’s 2021 fiscal year, of $1.90 per share.
(3)
On June 4, 2021, these awards were forfeited in connection with a Stipulation and Agreement of Compromise, Settlement, and Release approved by the Delaware Court of Chancery in connection with a derivative action filed against the Company on April 24, 2020.

(4)	These options vest upon the achievement of obtaining FDA approval of leronlimab, as specified in the award agreements.
(5)	These options vested on June 8, 2021.
(6)	These options vest in three equal annual installments beginning on June 15, 2021, subject to continued employment through the applicable vesting date.
(7)
Represents PSUs the vesting of which was contingent on the achievement of the 2021 annual cash bonus performance goals. In accordance with the SEC executive compensation disclosure rules, the amounts reported are based on achieving the target performance goals. The actual number of shares approved by the Compensation Committee for issuance in August 2021 under the PSUs, based on its determination of the achievement of the applicable performance goals, were as follows: Dr. Pourhassan, 200,000 shares; Dr. Kelly, 153,350 shares; and Dr. Ray, 52,500 shares. See “Long-Term Equity Incentives” above.

(8)
Represents PSUs the vesting of which was contingent on obtaining FDA approval of our drug product for use in HIV patients, which goal was not achieved, as described under “Long-Term Equity Incentives” above. In accordance with the SEC executive compensation disclosure rules, the amounts reported are based on achieving the target performance goal.

(9)
Represents PSUs the vesting of which was contingent on obtaining FDA approval of our drug product for use in
COVID-19
patients, which goal was not achieved, as described under “Long-Term Equity Incentives” above. In accordance with the SEC executive compensation disclosure rules, the amounts reported are based on achieving the target performance goal.

(10)	These options will vest on December 22, 2021, subject to continued employment through the applicable vesting date.
Compensation Information
Employee Pension, Profit Sharing or Other Retirement Plans
Effective January 1, 2010, we adopted an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) and covering substantially all employees. We make “safe harbor” qualified non-elective
contributions, which vest immediately, equal to 3% of each participant’s salary, up to the maximum limit permitted under Section 401(k). In addition, participants in the 401(k) Plan may contribute a percentage of their compensation, up to the maximum limit under the Internal Revenue Code. We do not have any other defined benefit pension plan, profit sharing or retirement plan.
Employment Agreements
On April 10, 2020, we entered into an employment agreement with Dr. Kelly and, on June 15, 2020, we entered into amended and restated employment agreements with Dr. Pourhassan and Dr. Ray (together, the “Employment Agreements”). The Employment Agreements provide for indefinite terms of employment until terminated by either party as provided in the Employment Agreements. Each employment agreement provides for payment of a base salary (as adjusted by the Compensation Committee from time to time), equity awards under the 2012 Plan (or any successor plan) as determined by the Compensation Committee, and benefits generally made available to the Company’s senior leadership. Each named executive officer is also entitled to receive annual cash incentive performance awards, with target dollar amounts specified in the Employment Agreements as follows: Dr. Pourhassan, 100% of base salary; Dr. Kelly, 50% of base salary; and Dr. Ray, 50% of base salary. The actual amounts of target awards to be paid are based on the Compensation Committee’s evaluation of the level of achievement of the related performance goals, and are payable, as determined by the Compensation Committee, either in cash in full, or 50% in cash and 50% in unrestricted shares under (and as defined in) the 2012 Plan or any successor equity compensation plan as may be in place from time to time. Dr. Pourhassan is also eligible to receive a supplemental bonus for each fiscal year, as determined by the Compensation Committee, which may consider any unanticipated achievement of corporate objectives for such fiscal year. Such supplemental bonus may be paid in cash and/or unrestricted shares of our common stock. Under the Employment Agreements, the executive must remain actively employed by the Company through the date of a cash incentive payment to be entitled to the payment.
Payments upon Termination of Employment, Death or Disability, or Change of Control
In the event we terminate the employment of any of our named executive officers without cause, and subject to the named executive officer’s execution and non-revocation
of a release of claims and continued compliance with certain restrictive covenants, the Employment Agreements provide for (i) a lump sum payment equal to the sum of 12 months of base salary for Dr. Pourhassan, six months for Dr. Kelly, and three months for Dr. Ray, (ii) payments equal to six months of base salary for Dr. Pourhassan and Dr. Kelly and nine months for Dr. Ray, to be paid in regular installments corresponding with the Company’s regular payroll schedule; provided, that the payments described in clause (ii) may not exceed two times the lesser of (A) the sum of the named executive officer’s annualized compensation based upon the named executive officer’s annual salary in the year preceding the year in which the named executive officer’s employment is terminated (adjusted for any increase during that year that was expected to continue indefinitely if the named executive officer’s employment had not terminated) or (B) the applicable dollar limit under Section 401(a)(17) of the Internal Revenue Code for the calendar year in which the named executive officer’s employment is terminated (such limit, the “Severance Limit”), and (iii) all outstanding stock options and other equity awards granted as of June 15, 2020 (April 10, 2020 in the case of Dr. Kelly) will vest and (if applicable) become immediately exercisable, except as otherwise provided in an award agreement. The payments described in clauses (i) and (ii) may, in the discretion of the Compensation Committee, be made in whole or in part through the issuance of shares of common stock.
Upon an executive’s death or disability, the Company will satisfy its accrued obligations to pay salary and benefits through the date of the event. In the event of an executive’s death or disability during the performance period(s) applicable to outstanding PSUs, the executive or the executive’s estate will be entitled to receive the number of shares of common stock determined by the Compensation Committee to have been earned, based on the achievement of applicable performance goals, and prorated based on the executive’s completed months of employment during the performance period.
In the event we terminate the employment of any of our named executive officers without cause, or one of our named executive officers resigns for good reason, in each case, within 12 months following a change in control, and subject to the named executive officer’s execution and non-revocation
of a release of claims, the Employment Agreements provide for (i) a lump sum payment equal to the sum of eight months of base salary for Dr. Pourhassan and Dr. Kelly and 18 months for Dr. Ray (in lieu of, and not in addition to, the severance that may be payable upon a termination without cause not within 12 months following a change in control); provided, that the payments described in this clause (i) with respect to Dr. Ray may not exceed the Severance Limit, and (ii) with respect to Dr. Pourhassan and Dr. Kelly, payments equal to ten months of base salary, to be paid on the first regular payroll date following the date that is 270 days following the termination date; provided, that the payments described in this clause (ii) may not exceed the Severance Limit. Also, all then outstanding and unvested stock options and other equity awards, if any, granted to a named executive officer as of the date of the executive’s Employment Agreement will vest as of the change in control date and (if applicable) become immediately exercisable, unless otherwise provided in an award agreement.
In the event a change in control occurs prior to the completion of the performance period(s) applicable to outstanding PSUs, a prorated portion of such PSUs based on target performance will convert to time-based RSUs which will vest on the one year anniversary of the grant date. The vesting of such time-based RSUs will accelerate in full in the event the holder’s employment is terminated by us without cause or by the holder for good reason.
The definitions of certain terms used in the Employment Agreements are summarized below:
“Cause” includes fraudulent or similar acts intended to enrich the executive personally to the detriment or at the expense of the Company; willful and continued failure to perform the duties or obligations reasonably assigned to the executive; a material breach of the confidentiality or non-competition
provisions of the Employment Agreement; and conviction of a felony.
“Good reason” generally means a material reduction in the executive’s authority, duties, or responsibilities; a material decrease in the executive’s base salary (with certain exceptions); a relocation of the executive’s principal place of employment by a distance of more than 50 miles; or a material breach of the Employment Agreement by the Company.
“Change in control” includes the acquisition by a person or group of more than 50% of the total fair market value or total voting power of our outstanding stock; the replacement of a majority of the members of the Board during any
12-month
period (unless endorsed by a majority of the existing directors); or the acquisition by a person or group of assets representing at least 40% of the total gross fair market value of our assets.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of Common Stock as of September 28, 2021, by (i) each person or entity who is known by us to own beneficially more than 5 percent of the outstanding shares of Common Stock, (ii) each named director, (iii) each executive officer, and (iv) all directors and executive officers as a group.

Title of class	Name and Address of Beneficial Owner (1)		Amount and Nature of Beneficial Ownership (2)	Percent of Total (3)
	Directors and Executive Officers
Common Stock	Samir Patel, M.D.	(4)	9,870,445	1.5%
Common Stock	Jordan G. Naydenov	(5)	8,272,720	1.3%
Common Stock	Scott A. Kelly, M.D.	(6)	4,049,048	*
Common Stock	Nader Z. Pourhassan, Ph.D.	(7)	2,649,955	*
Common Stock	Nitya G. Ray, Ph.D.	(8)	1,374,535	*
Common Stock	Christopher P. Recknor, M.D.	(9)	802,717	*
Common Stock	Alan P. Timmins	(10)	261,986	*
Common Stock	Antonio Migliarese	(11)	69,023	*
Common Stock	Gordon A. Gardiner	(12)	1,000	*
	All Directors and Executive Officers as a Group		27,351,428	4.1%

*	Less than 1% of the outstanding shares of Common Stock.
(1)	Unless otherwise indicated, the business address of each current director and executive officer is c/o CytoDyn Inc., 1111 Main Street, Suite 660, Vancouver, Washington 98660.
(2)
Beneficial ownership includes shares of Common Stock as to which a person or group has sole or shared voting power or investment power. Shares of Common Stock subject to stock options and warrants that are exercisable currently or within 60 days of September 28, 2020, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentages are based on 653,161,669 shares of Common Stock outstanding as of September 27, 2021.
(4)
Dr. Patel’s holdings include: (i) 7,333,116 shares of Common Stock and warrants covering 2,300,000 shares of Common Stock by a limited liability Company for which Dr. Patel is the managing member and has voting and dispositive power; and (ii) 237.329 shares of Common Stock subject to an option held directly by Dr. Patel.

(5)
Mr. Naydenov’s holdings include: (i) 7,990,211 shares of Common Stock held directly by Mr. Naydenov; (ii) warrants covering 180,556 shares of Common Stock held directly by Mr. Naydenov; and (iii) 746,397 shares of Common Stock subject to options held directly by Mr. Naydenov.

(6)
Dr. Kelly’s holdings include: (i) 1,935,063 shares of Common Stock held directly by Dr. Kelly; (ii) a warrant covering 500,000 shares of Common Stock held directly by Dr. Kelly; (iii) 785,417 shares of Common Stock subject to options held directly by Dr. Kelly; (iv) 782,408 shares of Common Stock held by Dr. Kelly’s spouse; and (v) 46,160 shares of Common Stock held by Dr. Kelly, as custodian for his children.

(7)
Dr. Pourhassan’s holdings include: (i) 1,850,688 shares of Common Stock held directly by Dr. Pourhassan; (ii) 783,567 shares of Common Stock subject to options held directly by Dr. Pourhassan; and (iii) 15,700 shares of Common Stock held by Dr. Pourhassan’s spouse.

(8)	Dr. Ray’s holdings include: (i) 153,968 shares of Common Stock held directly by Dr. Ray and (ii) 1,220,567 shares of Common Stock subject to options held directly by Dr. Ray.
(9)	Dr. Recknor’s holdings include: (i) 686,050 shares of Common Stock held directly by Dr. Recknor and (ii) 116,667 shares of Common Stock subject to options held directly by Dr. Recknor.
(10)	Mr. Timmins’s holdings include 261,986 shares of Common Stock subject to options held directly by Mr. Timmins.
(11)	Mr. Migliarese’s holdings include: (i) 3,023 shares of Common Stock held directly by Mr. Migliarese and (ii) 66,000 shares of Common Stock subject to options held directly by Mr. Migliarese.
(12)	Mr. Gardiner’s holdings include 1,000 shares of Common Stock held directly by Mr. Timmins.
Equity Compensation Plan Information
The following table summarizes information as of May 31, 2021, regarding shares of common stock that may be issued upon exercise of stock options, warrants, and rights under the Company’s equity compensation plans and arrangements. For additional information, see “Grants of Plan-Based Awards for the Fiscal Year Ended May 31, 2021” and “Outstanding Equity Awards at 2021 Fiscal Year-End” above, as well as Notes 1 and 7 in the Notes to the Consolidated Financial Statements included in Item 8 of our 2021
Form 10-K,
to which reference is hereby made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	22,504,811	(2)	$1.58	15,345,749	(3)
Equity compensation plans not approved by stockholders (4)	3,505,000		$1.02	—

Total	26,009,811		$1.49	15,345,749

(1)	Only stock options and warrants were used in computing the weighted-average exercise price.
(2)
Represents outstanding stock options, RSUs and PSUs granted to current or former employees and directors of the Company pursuant to the 2004 Stock Incentive Plan and the 2012 Plan. The number of PSUs reported assumes the achievement of specified performance goals at the maximum level.

(3)
Represents shares available for future awards under the 2012 Plan that may be in the form of stock options, stock appreciation rights, restricted stock, RSUs, PSUs, or other stock-based awards. The number of shares available for issuance automatically increases on June 1 of each calendar year in an amount equal to one percent of the Company’s total outstanding shares, unless the Company’s Board of Directors determines, before the immediately preceding fiscal yearend, that there should be a smaller or no increase.

(4)
Represents outstanding stock options and warrants issued by the Company as consideration for certain consulting or advisory services provided to the Company by independent contractors and by members of our Scientific Advisory Board, and 2,000,000 warrants issued to Dr. Pourhassan, which were forfeited on June 4, 2021 as described in footnote 3 to the Outstanding Equity Awards at 2021 Fiscal Year-end table.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Related Person Transactions
We describe below each transaction or series of similar transactions, since June 1, 2019, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or may exceed $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

The Audit Committee of the Board reviews and approves all related party transactions in accordance with the Company’s Related Party Transactions Policy, which is available on our website, www.cytodyn.com/investors. Generally, it is the Company’s policy to enter into or ratify related party transactions only when the Board, acting through the Audit Committee, determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and its stockholders. Specifically, when reviewing a related party transaction, the Audit Committee considers all relevant factors, including but not limited to (if and to the extent possible): the benefits to the

Company; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. We believe the terms of the related party transactions described below or elsewhere in this Proxy Statement were comparable to terms we could have obtained in arm’s length dealings with unrelated third parties.
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
On July 15, 2019, the Company entered into consulting agreements with two of its directors, one with Dr. Kelly, then the Company’s non-executive
Chief Science Officer, and the other with David F. Welch, Ph.D., then the Company’s non-executive
interim Strategy Advisor. Dr. Kelly was paid cash compensation totaling $170,000 pursuant to the agreement, which was terminated on April 10, 2020 when he became the Company’s Chief Medical Officer in a full-time employee capacity. On September 12, 2019, the Company and Dr. Welch agreed to amend his consulting agreement to eliminate any cash compensation (including previously earned amounts) thereunder and in October 2019, the consulting agreement between Dr. Welch and the Company was terminated. The Company also issued stock options with a
10-year
term as compensation pursuant to the agreements as follows: on September 12, 2019, to Dr. Kelly for 750,000 shares and Dr. Welch for 250,000 shares, at an exercise price of $0.385 per share; and on October 7, 2019, to both Dr. Kelly and Dr. Welch for 187,500 shares at an exercise price of $0.39 per share. The options granted on September 12, 2019 vested immediately upon issuance; the options granted on October 7, 2019 became exercisable in four equal quarterly installments beginning on the grant date.
On June 12, 2019, the Company completed a warrant tender offer (the “June 2019 Warrant Tender Offer”) for certain outstanding eligible warrants, in which the holders of such warrants were offered the opportunity to amend and exercise their warrants at a reduced exercise price equal to the lower of (i) their respective existing exercise price or (ii) $0.40 per share of common stock. As an inducement to holders to participate in the June 2019 Warrant Tender Offer, the Company offered to issue to participating holders shares of common stock equal to an additional 50% of the number of shares issuable upon exercise of the eligible warrants (collectively, the “Additional Shares”). Dr. Kelly tendered warrants covering an aggregate of 50,000 shares of common stock, and received 25,000 Additional Shares in exchange for the $20,000 total exercise price. Dr. Kelly participated on terms identical to those applicable to other holders in the June 2019 Warrant Tender Offer.

On July 31, 2019, the Company completed an additional warrant tender offer on terms identical to the June 2019 Warrant Tender Offer (the “July 2019 Warrant Tender Offer”). Dr. Welch tendered warrants covering an aggregate of 1,000,000 shares of common stock, and received 500,000 Additional Shares in exchange for the $400,000 total exercise price. Dr. Welch participated on terms identical to those applicable to other holders in the July 2019 Warrant Tender Offer.
On September 30, 2019, an entity controlled by Dr. Welch extended the term of a nine-month unsecured convertible note in the principal amount of $1,000,000 plus accrued but unpaid interest of $75,343, for an additional six months. The note had a conversion price of $0.50 per share and an interest rate of 10% per annum. In connection with the extension, the entity also received a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.30 per share. The entity controlled by Dr. Welch participated on similar terms to the other holders in the exchange. On April 1, 2020, the entity converted the note for 2,259,102 shares, which included unpaid accrued interest.
On October 8, 2019, an entity controlled by then director, Michael Klump, extended the term of a nine-month unsecured convertible note in the principal amount of $500,000 and accrued but unpaid interest of $37,397 for an additional six months. The note had a conversion price of $0.50 per share and an interest rate of 10% per annum. In connection with the extension, the entity also received a warrant to purchase 500,000 shares of common stock at an exercise price of $0.30 per share. The entity controlled by Mr. Klump participated on similar terms to the other holders in the exchange.
On December 13, 2019, Jordan Naydenov, a director of the Company, participated in a registered direct equity offering. Mr. Naydenov purchased 833,333 shares of common stock and warrants with a conversion price of $0.45 per share covering 625,000 shares.
On December 23, 2019, an entity controlled by Dr. Welch participated in the offering, purchasing 1,639,344 shares of common stock and warrants covering 819,672 shares. The terms and conditions of the $250,000 investment by Mr. Naydenov and the $500,000 investment made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.
On January 31, 2020, an entity controlled by Dr. Welch participated in the private securities offering by purchasing 1,000 shares of Series D convertible preferred stock with a stated value of $1,000.00 per share, a dividend rate of 10% per year and a conversion price of $0.80 per share of common stock, together with warrants covering 500,000 shares of common stock. The terms and conditions of the $1,000,000 investment made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.
On February 26, 2020, an entity controlled by Dr. Welch entered into a private warrant exchange in which the entity exercised warrants to purchase common stock at $0.18 per share in lieu of the stated exercise price on the original warrants of $0.30 per share. The entity controlled by Dr. Welch purchased 1,819,672 shares of common stock, as well as 181,967 additional shares as an inducement to exercise their warrants, for a total of 2,001,639 shares of common stock with an exercise price of $1.00 per share. The terms and conditions of the investment totaling approximately $330,000 made by the entity controlled by Dr. Welch were identical to those offered to other investors in this offering.
On November 17, 2020, the Company conducted a private equity offering, in which Christopher Recknor, M.D., who was a non-executive
employee at the time of the offering, purchased unregistered shares of common stock for $1.50 per share. Pursuant to the offering, the Company sold approximately 666,666 shares to Dr. Recknor for aggregate proceeds of $999,999. The transaction was approved by the Board.
On March 11, 2021, the Company appointed Dr. Recknor, as its Chief Operating Officer (“COO”). The Center for Advanced Research & Education, LLC (“CARE”), owned by Julie Recknor, Ph.D., Dr. Recknor’s, is one of several clinical locations for the Company’s ongoing NASH and
COVID-19
long-hauler clinical trials, and was a clinical location for the Company’s completed Phase 2b/3 mild-to-moderate
and
severe-to-critical
COVID-19
clinical trials. Dr. Julie Recknor serves as the Site Director of CARE and manages its day-to-day
operations. The Company entered into a Clinical Trial Agreement (“CTA”) with CARE for each of these clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s Clinical Research Organization, prior to Dr. Recknor’s appointment as COO, and the operational and financial terms of the CTA with CARE are comparable to the terms available to unrelated clinical locations. Dr. Recknor was not involved in the Company’s decision to choose CARE as a clinical location for its ongoing trials, and he is not involved in patient recruitment at the CARE site. During the fiscal year ended May 31, 2020, the Company made no payments to CARE as it had not yet received any services under the CTA in effect prior to May 31, 2020. As of May 31, 2021, the Company had approximately $0.9 million in accounts payable due to CARE and made payments of approximately $0.9 million to CARE during the fiscal year ended May 31, 2021. The Company anticipates making payments during the fiscal year ending May 31, 2022, to total approximately $400,000.
On September 23, 2021, Jordan G. Naydenov entered into a private warrant exchange in which he exercised warrants to purchase common stock at $0.90 and $1.50 per share in lieu of the stated exercise price on the original warrants of $0.45 and $0.75 per share, respectively. Mr. Naydenov purchased a total of 644,444 shares of common stock, as well as 644,444 additional shares as an inducement to exercise his warrants, for a total of 1,288,888 shares of common stock. The terms and conditions of the investment totaling approximately $700,000 made by Mr. Naydenov were identical to those offered to other investors.
Director Independence
We are not a “listed issuer” as that term is used in Regulation
S-K
Item 407 adopted by the SEC. However, in determining director independence, we use the definition of independence in Rule 5605(a)(2) and Rule 5605(c)(2) of the listing rules of The Nasdaq Stock Market (the “Nasdaq Rules”).
The Board has determined that current directors Gardiner, Naydenov, Timmins and Patel are independent as defined in the Nasdaq Rules and none of them otherwise have a relationship that, in the opinion of the Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. Transactions that the Board considered in making its determinations regarding director independence are described under “Related Person Transactions” above, although they did not require disclosure under Regulation
S-K
Item 404(a) adopted by the SEC.

Item 14.	Principal Accountant Fees and Services.
Board
Pre-Approval
Process, Policies and Procedures
The Audit Committee
pre-approves
all engagements for audit and
non-audit
services provided by our independent registered public accounting firm, Warren Averett, LLC. Warren Averett performed its audit procedures in accordance with the Audit Committee’s policies and procedures. Warren Averett informed the Audit Committee of the scope and nature of each service provided. No services were provided by Warren Averett during fiscal year 2020 or fiscal year 2021 other than audit, review, or attest services.
Fees Paid to Principal Independent Registered Public Accounting Firm
Warren Averett, LLC invoiced our Company the approximate amounts shown in the table below for professional services related to 2021 and 2020:

Services Rendered	2021	2020
Audit Fees (1)	$310,000	$200,000
Audit-Related Fees (2)	50,000	28,000

Total Audit and Audit-Related Fees	360,000	228,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total Fees	$360,000	$228,000

(1)
The audit fees covered the annual audit of our financial statements, Sarbanes-Oxley compliance work, quarterly reviews, and audit and attest services for entities we consolidate that are required by agreement but not by statute or regulatory body.

(2)	The audit-related fees covered review of our Registration Statements on Forms S-1, S-3 and S-8, related accountants’ consent and other matters.
(3)	The tax fees cover tax returns, year-end tax planning and tax advice. No tax fees were invoiced during 2021 or 2020.
(4)
Warren Averett, LLC did not invoice us for any other professional services rendered during 2021 or 2020, and it did not provide our Company during either of those years any professional services described in paragraph (c)(4) of Rule
2-01
of Regulation
S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as a part of this Annual Report on Form
10-K:
(1) Consolidated Financial Statements:
The Consolidated Financial Statements are included under Part II, Item 8 of this Annual Report on Form
10-K.
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits
The documents listed in the following Exhibit Index of this Annual Report on Form
10-K
are incorporated by reference or are filed with this Annual Report on Form
10-K,
in each case as indicated therein (numbered in accordance with Item 601 of Regulation
S-K).

			Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc.		8-K	10.1	7/30/2012

2.2	Transaction Agreement by and among CytoDyn Inc., Point NewCo, Inc., Point Merger Sub, Inc., ProstaGene, LLC, and Dr. Richard Pestell, dated August 27, 2018		8-K	2.1	8/28/2018

3.1	Amended and Restated Certificate of Incorporation		10-Q	3.1	10/9/2020

3.2	Amended and Restated Bylaws of CytoDyn Inc.		8-K12G3	3.2	11/19/2018

4.1	Description of the Registrant’s Capital Stock		10-K	4.1	7/30/2021

4.2	Form of Common Stock Certificate		8-K12G3	4.1	9/1/2015

4.3	Form of Consultant Warrant		8-K	4.4	6/22/2017

4.4	Form of Placement Agent Warrant		8-K	4.3	6/22/2017

4.5	Form of Placement Agent Warrant (Private Offerings, as Amended)		10-K	4.11	7/27/2018

4.6	Form of Placement Agent Warrant (Registered Offerings, as Amended)	10-K	4.12	7/27/2018

4.7	Form of Warrant Agreement (Private Offerings)	8-K	4.1	9/4/2018

4.8	Form of Warrant Agreement (Registered Offerings)	8-K	4.1	4/5/2019

4.9	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)	8-K	4.1	4/20/2019

4.10	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)	8-K	4.1	10/22/2019

4.11	Form of Warrant Agreement (Series D Convertible Preferred Stock Offering)	8-K	4.1	2/3/2020

4.12	Form of Warrant to Purchase Common Stock (December 2018 Convertible Note Offering)	8-K	4.2	1/3/2019

4.13	Form of Warrant to Purchase Common Stock	8-K	4.1	1/31/2019

4.14	Form of Common Stock Purchase Warrant	8-K	4.1	8/29/2019

4.15	Form of Common Stock Purchase Warrant	8-K	4.1	12/27/2019

4.16	Warrant to Purchase Common Stock by and between CytoDyn Inc. and Iliad Research and Trading, L.P.	8-K	4.2	1/31/2019

4.17	Form of Convertible Promissory Note	8-K	4.1	6/27/2018

4.18	Form of Convertible Promissory Note (December 2018 Convertible Note Offering)	8-K	4.1	1/3/2019

4.19	Secured Convertible Promissory Note by and between CytoDyn Inc. and Iliad Research and Trading, L.P.	8-K	4.1	1/30/2019

4.20	Secured Convertible Promissory Note, as amended, by and between CytoDyn Inc. and Iliad Research and Trading, L.P.	8-K	4.1	4/6/2020

4.21	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated November 10, 2020	8-K	4.1	11/16/2020

4.22	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	4.1	4/8/2021

4.23	Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	4.1	4/29/2021

10.1	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003	10-K	10.21	8/29/2013

10.2	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015	8-K/A	10.1	8/19/2015

10.3#	Commercialization and License Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019	10-Q	10.5	1/9/2020

10.4#	Product Specific Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019	10-K	10.12	8/14/2019

10.5#	Supply Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019	10-Q	10.6	1/9/2020

10.6#	Distribution and Supply Agreement between CytoDyn Inc. and American Regent, Inc.	10-K	10.16	8/14/2020

10.7#	Exclusive Supply and Distribution Agreement between CytoDyn Inc. and Biomm S.A., dated April 6, 2021	10-K	10.7	7/30/2021

10.8#	Exclusive Supply and Distribution Agreement between CytoDyn Inc. and Chiral Pharma Corporation	10-K	10.8	7/30/2021

10.9#	Exclusive Supply and Distribution Agreement between CytoDyn Inc. and Chiral Pharma Corporation, as amended by Amendment No. 1, dated April 19, 2021	10-K	10.9	7/30/2021

10.10#	Exclusive Supply and Distribution Agreement between CytoDyn Inc. and Macleods Pharmaceuticals Ltd., dated May 11, 2021	10-K	10.10	7/30/2021

10.11	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.4	4/13/2017

10.12	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.5	4/13/2017

10.13#	Master Services Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019	10-K	10.11	8/14/2019

10.14	Placement Agent Agreement (August 2019 Offering)	8-K	10.3	8/29/2019

10.15	Escrow Agreement, dated as of November 16, 2018, by and among ProstaGene, LLC, CytoDyn Inc., and Computershare Trust Company, N.A.	8-K12G3	10.2	11/19/2018

10.16	Confidential Information, Inventions and Noncompetition Agreement, dated as of November 16, 2018, by and among CytoDyn Inc., CytoDyn Operations Inc. and Dr. Richard G. Pestell	8-K12G3	10.4	11/19/2018

10.17	Form of Indemnification Agreement	10-Q	10.2	10/9/2018

10.18	Stock Restriction Agreement, dated as of November 16, 2018, by and among CytoDyn Inc., ProstaGene, LLC and Dr. Richard G. Pestell	8-K12G3	10.3	11/19/2018

10.19	Form of Securities Purchase Agreement (December 2016 Offering)	8-K	10.1	12/12/2016

10.20	Form of Securities Purchase Agreement (September 2017 Offering)	8-K	10.2	9/8/2017

10.21	Securities Purchase Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated November 10, 2020	8-K	10.1	11/16/2020

10.22	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated November 10, 2020	8-K	10.2	11/16/2020

10.23	Securities Purchase Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	10.1	4/8/2021

10.24	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	10.2	4/8/2021

10.25	Securities Purchase Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	10.1	4/29/2021

10.26	Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	10.2	4/29/2021

10.27	Exchange Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated December 18, 2020	S-3	10.3	12/18/2020

10.28	Form of Waiver and Subscription Agreement (Make-Whole Offering)	8-K	10.2	12/6/2017

10.29	Form of Subscription Agreement (Registered Direct Offering)	8-K	10.1	1/31/2019

10.30	Form of Subscription Agreement (Series C Convertible Preferred Stock Offering)	8-K	10.1	3/20/2019

10.31	Form of Subscription Agreement (August 2019 Offering)	8-K	10.1	8/29/2019

10.32	Form of Subscription Agreement (August 2019 Series C Convertible Preferred Stock Offering)	8-K	10.2	8/29/2019

10.33	Form of Subscription Agreement (September 2019 Registered Direct Offering)	8-K	10.1	9/19/2019

10.34	Form of Subscription Agreement (October 2019 Registered Direct Offering)	8-K	10.1	10/3/2019

10.35	Form of Series C Subscription Agreement	8-K	10.1	10/22/2019

10.36	Form of Subscription Agreement (November 2019 Registered Direct Offering)	8-K	10.1	11/7/2019

10.37	Form of Subscription Agreement (December 2019 Registered Direct Offering)	8-K	10.1	12/27/2019

10.38	Form of Subscription Agreement (January 2020 Series D Convertible Preferred Stock Offering)	8-K	10.1	2/3/2020

10.39	Form of Exercise Agreement	8-K	10.1	5/9/2019

10.40	Form of Warrant Exercise Agreement	8-K	10.2	12/27/2019

10.41*	Form of Warrant Exercise Inducement Agreement	8-K	10.1	1/29/2021

10.42*	CytoDyn Inc. 401(k) Profit Sharing Plan	10-K	10.11	8/5/2011

10.43*	CytoDyn Inc. 2004 Stock Incentive Plan (the “2004 Plan”)	10-K	10.10	8/5/2011

10.44*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”)	DEF 14A	—	9/1/2020

10.45*	Form of Stock Option Award for Employees under the 2004 Plan	10-K	10.5	8/29/2013

10.46*	Form of Stock Option Award for Non-Employee Directors under the 2004 Plan	10-K	10.6	8/29/2013

10.47*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan	10-K	10.43	8/14/2020

10.48*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan	10-K	10.9	8/29/2013

10.49*	Form of Stock Option Award Agreement for Employees under the 2012 Plan	8-K	10.3	6/19/2020

10.50*	Form of Restricted Stock Unit Agreement under the 2012 Plan	8-K	10.1	6/19/2020

10.51*	Form of Performance-Based Restricted Stock Unit Agreement under the 2012 Plan	8-K	10.2	6/19/2020

10.52*	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders	10-K	10.10	8/29/2013

10.53*	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders	10-K	10.11	8/29/2013

10.54*	Form of Performance Share Award Agreement	10-Q	10.9	4/9/2020

10.55*	Second Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated June 15, 2020	8-K	10.5	6/19/2020

10.56*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Michael D. Mulholland dated June 15, 2020	8-K	10.6	6/19/2020

10.57*	Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nitya G. Ray, Ph.D., dated June 15, 2020	10-K	10.58	8/14/2020

10.58*	Employment Agreement, dated as of November 16, 2018, by and among CytoDyn, Inc., CytoDyn Operations Inc. and Dr. Richard G. Pestell		8-K12G3	10.5	11/19/2018

10.59*	Employment Agreement by and between CytoDyn Inc. and Craig S. Eastwood, dated December 6, 2019		10-Q	10.7	1/9/2020

10.60*	Employment Agreement by and between CytoDyn Inc. and Arian Colachis, dated March 16, 2020		10-K	10.63	8/14/2020

10.61*	Employment Agreement by and between CytoDyn Inc. and Scott A. Kelly, M.D., dated April 10, 2020		10-K	10.64	8/14/2020

10.62*	Employment Agreement by and between CytoDyn Inc. and Christopher P. Recknor, M.D., dated March 11, 2021		10-Q	10.4	4/14/2021

10.63*	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and Scott A. Kelly, M.D.		8-K	10.1	7/19/2019

10.64*	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and David F. Welch, Ph.D.		8-K	10.2	7/19/2019

10.65*	Separation Agreement and Release of Claims between CytoDyn Inc. and Craig S. Eastwood, dated April 24, 2020		10-K	10.62	8/14/2020

10.66*	Separation Agreement and Release of Claims between CytoDyn Inc. and Mahboob U. Rahman, M.D., Ph.D., dated June 1, 2021		10-K	10.66	7/30/2021

21	Subsidiaries of the Registrant		10-K	21	7/30/2021

23	Consent of Warren Averett, LLC		10-K	23	7/30/2021

24	Power of Attorney of executive officers and directors		10-K	24	7/30/2021

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)		10-K	31.1	7/30,2021

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)		10-K	31.2	7/30/2021

31.3	Certification of Chief Executive Officer under Rule 13a-14(a)	X

31.4	Certification of Chief Financial Officer under Rule 13a-14(a)	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350		10-K	32	7/30/2021

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Date: September 28, 2021	CYTODYN INC.
(Registrant)

	By:	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan, Ph.D.
President and Chief Executive Officer