Form 10-Q
period 2021-08-31
CytoDyn Inc.
filed 2021-10-12
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

On September 30, 2021, there were 660,191,552 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	August 31, 2021	May 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$6,533	$33,943
Restricted cash	9	—
Accounts receivable	41	—
Inventories, net	91,558	93,479
Prepaid expenses	3,381	616
Prepaid service fees	1,264	1,543
Total current assets	102,786	129,581
Operating leases right-of-use asset	665	712
Property and equipment, net	129	134
Intangibles, net	1,390	1,653
Total assets	$104,970	$132,080
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$65,938	$65,897
Accrued liabilities and compensation	6,891	19,073
Accrued interest on convertible notes	2,244	2,007
Accrued dividends on convertible preferred stock	3,067	2,647
Operating leases liabilities	162	175
Convertible notes payable, net	51,333	62,747
Warrant exercise proceeds held in escrow	9	—
Total current liabilities	129,644	152,546
Long-term liabilities:
Operating leases liabilities	519	552
Total long-term liabilities	519	552
Total liabilities	130,163	153,098
Commitments and Contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at August 31, 2021 and May 31, 2021, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 8 issued and outstanding at August 31, 2021 and May 31, 2021, respectively	—	—
Series B convertible preferred stock, $0.001 par value; 400 shares authorized, 79 shares issued and outstanding at August 31, 2021 and May 31, 2021, respectively	—	—
Common stock, $0.001 par value; 800,000 shares authorized, 644,120 and 626,123 issued and 643,677 and 625,680 outstanding at August 31, 2021 and May 31, 2021, respectively	644	626
Additional paid-in capital	516,816	489,650
Accumulated (deficit)	(542,653)	(511,294)
Treasury stock, $0.001 par value; 443 and 443 shares at August 31, 2021 and May 31, 2021, respectively	—	—
Total stockholders’ (deficit) equity	(25,193)	(21,018)
Total liabilities and stockholders' (deficit) equity	$104,970	$132,080

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended August 31,
	2021	2020
Revenues:
Product Revenue	$41	$—
Total Revenues	41	—
Cost of Goods Sold:
Cost of Goods Sold	1	—
Total Cost of Goods Sold	1	—
Gross Margin	40	—
Operating expenses:
General and administrative	7,617	9,875
Research and development	13,784	15,188
Amortization and depreciation	276	505
Total operating expenses	21,677	25,568
Operating loss	(21,637)	(25,568)
Other income (expense):
Loss on extinguishment of convertible notes	(4,651)	—
Legal settlement	(1,941)	—
Interest expense:
Finance charges	(35)	(10)
Amortization of discount on convertible notes	(952)	(1,339)
Amortization of debt issuance costs	(28)	(4)
Inducement interest expense	(9)	(3,345)
Interest on convertible notes payable	(1,686)	(566)
Total interest expense	(2,710)	(5,264)
Loss before income taxes	(30,939)	(30,832)
Income tax benefit	—	—
Net loss	$(30,939)	$(30,832)
Basic and diluted loss per share	$(0.05)	$(0.06)
Basic and diluted weighted average common shares outstanding	632,597	555,531

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
Balance May 31, 2021	96	$—	626,123	$626	443	$—	$489,650	$(511,294)	$(21,018)
First Quarter Fiscal Year Ended May 31, 2022
Issuance of stock for convertible note repayment	—	—	11,816	12	—	—	18,483	—	18,495
Exercise of stock options	—	—	300	—	—	—	189	—	189
Issuance of common stock upon vesting of stock-based compensation awards	—	—	1,014	1	—	—	(1)	—	—
Stock issued for private offering ($1.00 per share)	—	—	2,872	3	—	—	2,869	—	2,872
Private warrant exchange	—	—	1,327	1	—	—	774	—	775
Exercise of warrants	—	—	668	1	—	—	502	—	503
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	9	—	9
Dividends accrued on preferred stock	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,597	—	2,597
Issuance of legal settlement warrants (see Note 6)	—	—	—	—	—	—	1,744	—	1,744
Net loss for August 31, 2021	—	—	—	—	—	—	—	(30,939)	(30,939)
Balance August 31, 2021	96	$—	644,120	$644	443	$—	$516,816	$(542,653)	$(25,193)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
Balance May 31, 2020	109	$—	519,261	$519	286	$—	$351,711	$(354,711)	$(2,481)
First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	2,119	2	—	—	9,535	—	9,537
Issuance of legal settlement shares	—	—	4,000	4	—	—	(4)	—	—
Exercise of stock options	—	—	100	—	—	—	39	—	39
Stock issued for incentive compensation and tendered for income tax	—	—	323	—	156	—	828	—	828
Conversion of Series B preferred stock to common stock	(5)	—	50	—	—	—	—	—	—
Private warrant exchange	—	—	16,544	17	—	—	7,787	—	7,804
Exercise of warrants	—	—	27,928	28	—	—	13,441	—	13,469
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	3,345	—	3,345
Offering costs related to private warrant exchange	—	—	—	—	—	—	(364)	—	(364)
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(243)	(243)
Dividends accrued on preferred stock	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,086	—	2,086
Net loss for August 31, 2020	—	—	—	—	—	—	—	(30,832)	(30,832)
Balance August 31, 2020	104	$—	570,325	$570	442	$—	$388,404	$(386,206)	$2,768

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended August 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,939)	$(30,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	276	505
Amortization of debt issuance costs	28	4
Amortization of discount on convertible notes	952	1,339
Non-cash warrant issuance cost for legal settlement	1,744	—
Inventory reserve	1,131	—
Inducement interest expense	9	3,345
Stock-based compensation	2,597	3,692
Loss on extinguishment of convertible notes	4,651	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(41)	—
Decrease (increase) in inventories, net	790	(39,327)
Decrease (increase) in prepaid expenses	(2,486)	199
(Decrease) increase in accounts payable and accrued expenses	(10,453)	20,127
Net cash used in operating activities	(31,741)	(40,948)
Cash flows from investing activities:
Furniture and equipment purchases	(8)	(59)
Net cash used in investing activities	(8)	(59)
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	775	7,441
Proceeds from sale of common stock and warrants	2,872	—
Proceeds from warrant exercises	503	13,456
Proceeds from warrant and stock options exercises held in escrow	9	13
Proceeds from stock option exercises	189	39
Payment of payroll withholdings related to tender of common stock for income tax withholding	—	(778)
Proceeds from convertible notes payable, net	—	25,000
Dividend declared and paid on Series B preferred stock	—	(243)
Net cash provided by financing activities	4,348	44,928
Net change in cash	(27,401)	3,921
Cash and restricted cash, beginning of period	33,943	14,292
Cash and restricted cash, end of period	$6,542	$18,213
Cash and restricted cash consisted of the following:
Cash	$6,533	$18,200
Restricted cash	9	13
Total cash and restricted cash	$6,542	$18,213
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35	$11
Non-cash investing and financing transactions:
Issuance of common stock for principal and interest of convertible notes	$14,950	$9,537
Accrued dividends on convertible preferred stock	$420	$420

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2021

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

Leronlimab belongs to a class of HIV therapies known as entry inhibitors which block HIV from entering and infecting specific cells. For cancer and immunology, the CCR5 receptor also appears to be implicated in human metastasis and in immune-mediated illnesses such as triple-negative breast cancer, other metastatic solid tumor cancers, and non-alcoholic steatohepatitis (“NASH”). For COVID-19, the Company believes leronlimab may be shown to provide therapeutic benefit by enhancing the immune response and also mitigating the “cytokine storm” that leads to morbidity and mortality in patients experiencing this syndrome.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, CytoDyn Operations Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and should be read in conjunction with the financial statements, summary of significant accounting policies and footnotes included in the Annual Report on Form 10-K, as amended by Amendment No. 1 filed with the SEC on September 28, 2021, for the year ended May 31, 2021 (the “2021 Form 10-K”). Accordingly, certain disclosures required by U.S. GAAP and normally included in Annual Reports on Form 10-K have been condensed or omitted from this report; however, except as disclosed herein, there has been no material change in the information disclosed in the notes to Consolidated Financial Statements included in the 2021 Form 10-K. All intercompany transactions and balances have been eliminated.

It is the opinion of management that all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of interim financial information, have been included. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss. Operating results for the periods presented are not necessarily indicative of expected results for the full year.

Reclassifications

Certain prior year and prior quarter amounts shown in the accompanying Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications did not have any effect on the Company’s financial position, results of operations, stockholders’ (deficit) equity, or net cash flows as previously reported.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $30.9 million for the three months ended August 31, 2021 and has an accumulated deficit of approximately $542.7 million as of August 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease could have on our significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited to, those relating to stock-based compensation, revenue recognition, research and development expenses, determination of right of use assets under lease transactions and related lease obligations, commitments and contingencies, and the assumptions used to value warrants, warrant modifications and useful lives for property and equipment and related depreciation calculations. Actual results could differ from these estimates.

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits as of August 31, 2021 and May 31, 2021 approximated $6.3 million and $33.7 million, respectively.

Identified Intangible Assets

The Company follows the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There were no impairment charges during the three months ended August 31, 2021 and 2020. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Note 7.

Revenue Recognition

The Company accounts for and recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s revenue is generated solely through the sale of leronlimab. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Contracts with customers are generally in the form of a written purchase order, that outlines the promised goods and the agreed upon price. Such orders are often accompanied by a master supply or distribution agreement that establishes the terms and conditions, rights of the parties, delivery terms, and pricing. The Company assesses collectability based on a number of factors, including creditworthiness of the customer.

For the Company’s sole contract to date, the customer submits purchase orders for the purchase of a specified quantity of leronlimab vials; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. The Company does not offer discounts or rebates.

The transaction price is determined based on the agreed upon rates per vial in the purchase order or master supply agreement applied to the quantity of leronlimab vials that was requested by the customer in the purchase order. As the Company’s contracts include only one performance obligation, the delivery of the product to the customer, all of the transaction price is allocated to the one performance obligation. Therefore, upon delivery of the product quantity equal to the quantity requested in the purchase order, there are no remaining performance obligations. The Company’s shipping and handling activities are considered a fulfillment cost. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year.

The Company recognizes revenue at a point in time when control of the products is transferred to the customer. Management applies judgment in evaluating when a customer obtains control of the promised good which is generally when the product is delivered to the customer. The Company’s customer contract includes a standard assurance warranty to guarantee that its products comply with agreed specifications. The Company grants a conditional right of return of product in the customer’s inventory upon an adverse regulatory ruling. The Company continually evaluates the probability of such occurrence and if necessary, will defer revenue recognized based on its estimate of the right of return, which takes into account the probability that an adverse ruling will occur and its estimate of product in the customer’s inventory.

Disaggregation of Revenue

The Company’s s revenues are derived solely from the sale of leronlimab vials. The Company believes the disaggregation of revenues, as seen on the consolidated statement of operations, is an appropriate level of detail for its primary activity.

Contract Assets and Liabilities

The Company’s performance obligations for its contracts with customers are satisfied at a point in time through the delivery of leronlimab vials to its customer. Accordingly, the Company did not have any contract assets or liabilities as of August 31, 2021. The Company did not have revenue during the three months ended August 31, 2020 and did not have any contract assets or liabilities as of that date. For all periods presented, the Company did not recognize revenue from amounts that were included in the contract liability balance at the beginning of each period. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

Performance Obligations

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s contract, each unit of product delivered to the customer represents a separate performance obligation; therefore, future deliveries of the product are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Research and Development

Research and development costs are expensed as incurred. Clinical trial costs incurred through third parties are expensed as the contracted work is performed. Contingent milestone payments that are due to third parties under research and development collaboration arrangements or other contractual agreements are expensed when the milestone conditions are probable and the amount of payment is reasonably estimable. See Notes 8 and 9.

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

The Company evaluates its inventory levels on a quarterly basis and writes down inventory that has become obsolete or has a cost in excess of its expected net realizable value, and inventory quantities in excess of expected requirements. In assessing the lower of cost or net realizable value for pre-launch inventory, the Company relies on independent analyses provided by third parties knowledgeable about the range of likely commercial prices comparable to current comparable commercial product.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, short-term and long-term lease liabilities, and short-term and long-term debt. As of August 31, 2021, the carrying value of the Company’s cash, accounts payable, and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. Short-term and long-term debt are reported at amortized cost in the Consolidated Balance Sheets which approximate fair value. The remaining financial instruments are reported in the Consolidated Balance Sheets at amounts that approximate current fair values.

From time to time, the Company may have derivative financial instruments which are recorded at fair value, as required by U.S. GAAP. Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables (e.g., interest rate, security price, variable conversion rate or other variables), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. The Company follows the provisions of ASC 815, Derivatives and Hedging, as their instruments are recorded as a derivative liability, at fair value, and ASC 480, Distinguishing Liabilities from Equity, as it relates to warrant liability, with changes in fair value reflected in the Consolidated Statement of Operations.

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

The Company did not have any assets or liabilities measured at fair value using the fair value hierarchy as of August 31, 2021 and May 31, 2021.

Stock-Based Compensation

The Company accounts for stock-based awards established by the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions including stock price volatility, expected term and risk-free interest rates, as of the grant date. In accordance with U.S. GAAP, for stock-based awards with defined vesting, the Company recognizes compensation expense over the requisite service periods, when designated milestones have been achieved or when pre-defined performance conditions are met. The Company estimates forfeitures at the time of grant and will revise its estimates, if necessary, in subsequent periods if actual forfeitures differ from such estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested forfeitures at 0% for all periods presented. Periodically, the Company will issue restricted common stock to executives or third parties as compensation for services rendered. Such stock awards are valued at fair market value on the effective date of the Company’s obligation.

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

Offering Costs

The Company periodically incurs direct incremental costs associated with the sale of equity securities as fully described in Note 10. The costs are recorded as a component of equity upon receipt of the proceeds.

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

The table below shows the number of shares of common stock issuable upon the exercise, vesting or conversion of outstanding options, warrants, unvested restricted stock including those subject to performance conditions, convertible preferred stock (including undeclared dividends), and convertible notes that were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the three months ended August 31, 2021 and August 31, 2020:

	Three months ended August 31,
(in thousands)	2021	2020
Stock options, warrants & unvested restricted stock	60,141	86,704
Convertible notes payable	12,000	7,801
Convertible preferred stock	33,858	30,325

Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

The Company’s net tax expense for the three months ended August 31, 2021 and August 31, 2020, was zero. The Company’s effective tax rate of 0% differed from the statutory rate of 21% because the Company has a full valuation allowance as of August 31, 2021 and May 31, 2021, as management does not consider it more than likely than not that the benefits from the net deferred taxes will be realized.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The objective of the standard was to improve areas of U.S. GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The Company adopted ASU 2019-12 on June 1, 2021. The adoption of ASU 2019-12 did not impact the Company’s statement of financial condition, results of operations, cash flows, or financial statement disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company adopted on June 1, 2021 ASU No. 2020-06 effective for the fiscal year beginning June 1, 2021. The adoption of ASU No. 2020-06 did not affect the Company’s statement of financial condition, results of operations, cash flows or financials statement disclosures.

placeholder

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

Inventories as of August 31, 2021 and May 31, 2021 are presented below:

(in thousands)	August 31, 2021	May 31, 2021
Raw materials	$26,034	$28,085
Work-in-progress	65,524	65,394
Total	$91,558	$93,479

The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from its Phase 3 clinical trial for leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients, as well as information gathered from meetings with the U.S. Food and Drug Administration (“FDA”) related to its Biologic License Application (“BLA”) for this indication. The Company submitted the last two portions of the BLA (clinical and manufacturing) with the FDA in April 2020 and May 2020. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission requesting additional information. In August and September 2020, the FDA provided written responses to the Company’s questions and met telephonically with key Company personnel and its clinical research organization concerning its BLA to expedite the resubmission of its BLA.

The deficiencies cited by the FDA in its July 2020 Refusal to File letter consisted of administrative deficiencies, omissions, corrections to data presentation, and related analyses and clarifications of manufacturing processes.

The Company is working with new consultants to cure the BLA deficiencies and resubmit the BLA in order to enable the FDA to perform their substantive review. The Company commenced its resubmission of the BLA in July 2021 and currently expects it to be completed in the first calendar quarter of 2022. The Company anticipates that when the FDA completes their review, leronlimab will be approved and market acceptance of leronlimab as a treatment for HIV will be forthcoming, enabling us to realize the amount of pre-launch inventory on-hand prior to shelf-life expiration. Accordingly, management believes the Company will realize future economic benefit in excess of the carrying value of its pre-launch inventory.

The expiration of remaining shelf-life of the Company’s inventories consists of the following as of August 31, 2021 (in thousands):

Expiration period ending August 31,	Remaining shelf-life	Raw materials	Work-in-progress bulk drug product	Work-in-progress finished drug product in vials	Total inventories
2022	0 to 12 months	$4,547	$-	$-	$4,547
2023	12 or 24 months	17,457	-	-	17,457
2024	24 to 36 months	550	-	-	550
2025	36 to 48 months	1,626	-	45,236	46,862
2026	48 to 60 months	704	-	-	704
Thereafter	60 or more months	2,977	20,288	-	23,265
Total inventories		27,861	20,288	45,236	93,385
Inventories reserved		(1,827)	-	-	(1,827)
Total inventories, net		$26,034	$20,288	$45,236	$91,558

When the remaining shelf-life of drug product inventory is less than 12 months, it is likely that it will not be accepted by potential customers. However, as inventories approach their shelf-life expiration, the Company may perform additional stability testing to determine if the inventory is still viable, which can result in an extension of its shelf-life. Further, in addition to performing additional stability testing, certain raw materials inventory may be sold in its then current condition prior to reaching expiration. If the Company determines it is not likely shelf-life will be able to be extended or the inventory cannot be sold prior to expiration, the Company will write down the inventory to its net realizable value. For the three months ended August 31, 2021 and 2020, the Company recognized expense related to the write-down of obsolete inventory of $1.1 million and none, respectively.

Note 4. Accounts Payable and Accrued Liabilities

As of August 31, 2021 and May 31, 2021, the accounts payable balance was approximately $65.9 million at each period end. As of August 31, 2021 and May 31, 2021, two of the Company’s vendors accounted for approximately 72% and 15% and 72% and 14%, respectively, of the total balance of accounts payable.

The components of accrued liabilities were as follows as of August 31, 2021 and May 31, 2021:

	As of
(in thousands)	August 31, 2021	May 31, 2021
Accrued compensation and related expense	$956	$4,005
Accrued legal settlement and fees	1,216	11,008
Accrued other liabilities	4,719	4,060
Total accrued liabilities	$6,891	$19,073

As of August 31, 2021, the approximately $1.2 million of accrued legal settlement and fees related entirely to accrued legal fees. As of May 31, 2021, the approximately $11.0 million of accrued legal settlement and fees was comprised of approximately $10.6 million related to legal settlements, and the remaining amount related to accrued legal fees.

Note 5. Convertible Instruments

Convertible Preferred Stock

Series D Convertible Preferred Stock

As of August 31, 2021, the Company had authorized 11,737 shares of Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), of which 8,452 shares were outstanding. The Series D Certificate of Designation provides, among other things, that holders of Series D Preferred Stock shall be entitled to receive, when and as declared by the Company’s Board of Directors (the “Board”) and out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, which is $1,000 per share (the “Series D Stated Value”). Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock are cumulative, and will accrue and be compounded annually, whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor. There are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Preferred Stock does not have redemption rights. Dividends, if declared by the Board, are payable to holders in arrears on December 31 of each year. Subject to the provisions of applicable Delaware law, the holder may elect to be paid in cash or in restricted shares of common stock at the rate of $0.50 per share. As of August 31, 2021 and May 31, 2021, the accrued dividends were approximately $1.3 million, or approximately 2.6 million shares of common stock, and approximately $1.1 million, or approximately 2.2 million shares of common stock, respectively.

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the Series C Convertible Preferred Stock,

$0.001 par value per share (“Series C Preferred Stock”), and in preference to any payment or distribution to any holders of the Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), or common stock, an amount per share equal to the Series D Stated Value plus the amount of any accrued and unpaid dividends. If, at any time while the Series D Preferred Stock is outstanding, the Company effects any reorganization, merger or consolidation of the Company, sale of substantially all of its assets, or other specified transaction (each, as defined in the Series D Certificate of Designation, a “Fundamental Transaction”), a holder of the Series D Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred Stock immediately prior to the Fundamental Transaction. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into that number of fully paid and nonassessable shares of common stock determined by dividing the Series D Stated Value by the conversion price of $0.80 (subject to adjustment as set forth in the Series D Certificate of Designation). No fractional shares will be issued upon the conversion of the Series D Preferred Stock. Except as otherwise provided in the Series D Certificate of Designation or as otherwise required by law, the Series D Preferred Stock has no voting rights.

Series C Convertible Preferred Stock

As of August 31, 2021, the Company had authorized 8,203 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), of which 8,203 shares were outstanding. The Series C Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board and out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, which is $1,000 per share (the “Series C Stated Value”). Any dividends paid by the Company will be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are cumulative, and will accrue and be compounded annually, whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor. There are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. Dividends, if declared by the Board, are payable to holders in arrears on December 31 of each year. Subject to the provisions of applicable Delaware law, the holder may elect to be paid in cash or in restricted shares of common stock at the rate of $0.50 per share. As of August 31, 2021, and May 31, 2021, the accrued dividends were approximately $1.7 million or, approximately 3.4 million shares of common stock, and approximately $1.5 million, or approximately 3.0 million shares of common stock, respectively.

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

Series B Convertible Preferred Stock

As of August 31, 2021, the Company had authorized 400,000 shares of Series B Preferred Stock, of which 79,000 shares were outstanding. Each share of the Series B Preferred Stock is convertible into ten (10) shares of the Company’s common stock. Dividends are payable to the Series B Preferred stockholders when and as declared by the Board at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor. At the option of the Company, dividends on the Series B Preferred Stock may be paid in cash or shares of the Company’s common stock, valued at $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock if the Company has sufficient authorized shares of common stock at the time of conversion. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share, plus any accrued and unpaid dividends. Except as provided by law, the Series B holders have no voting rights. As of August 31, 2021, and May 31, 2021, the undeclared dividends were approximately $22,700, or 45,500 shares of common stock, and approximately $17,800, or approximately 35,500 shares of common stock, respectively.

Convertible Notes

The following schedule sets forth a rollforward of the outstanding balance of convertible notes from May 31, 2021 to August 31, 2021:

(in thousands)	November 2020 Note	April 2, 2021 Note	April 23, 2021 Note
Outstanding balance May 31, 2021	$13,554	$25,715	$25,485
Consideration received	-	-	-
Amortization of issuance discount and costs	98	441	441
Interest expense accrued	192	750	745
Cash repayments	-	-	-
Conversions	-	-	-
Fair market value of shares exchanged for repayment	(18,495)	-	-
Debt extinguishment loss	4,651	-	-
Outstanding balance August 31, 2021	$-	$26,906	$26,671

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

During the year ended May 31, 2021 and subsequent to the issuance of the November 2020 Note, the Company and the institutional investor entered into separately negotiated agreements whereby portions of the November 2020 Note were portioned into new notes, and the November 2020 Note was reduced by the balance of the new notes. The new notes were exchanged for shares of the Company’s common stock during the year ended May 31, 2021. Please refer to Note 5, Convertible Instruments, in the Company’s 2021 Form 10-K for additional discussion.

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

The investor may convert all or any part the outstanding balance of the November 2020 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the November 2020 Note. In addition to standard anti-dilution adjustments, the conversion price of the November 2020 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended (the “Securities Act”). The November 2020 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

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

On August 4, 2021, August 16, 2021 and August 30, 2021, in satisfaction of the August 2021 debt reduction amount, the Company and the November 2020 Note holder entered into exchange agreements, pursuant to which the remaining principal and accrued balance of the November 2020 Note was partitioned into new notes (the “August 2021 Partitioned Notes”) with a principal amount equal to approximately $4.9 million. The Company and the holder of the November 2020 Note agreed to defer the remaining approximately $2.6 million August 2021 debt reduction amount. The Company and the investor exchanged the August 2021 Partitioned Notes for approximately 4.4 million shares of common stock. Following the redemption, the November 2020 Note has been fully satisfied and there is no outstanding balance as of August 31, 2021.

In connection with the June 2021 Partitioned Notes, July 2021 Partitioned Notes, and August 2021 Partitioned Notes, the Company analyzed the restructured notes for potential requirement of debt extinguishment accounting under ASC 470, Debt Modifications and Extinguishments. The Company concluded debt extinguishment accounting treatment to be necessary and accordingly recorded aggregate debt extinguishment loss of approximately $4.7 million for the three months ended August 31, 2021, as the difference between the fair market value of the shares issued and the carrying value of the debt retired, which included the amortization of the relative debt discount and issuance costs.

Amortization of debt discounts and issuance costs associated with the November 2020 Note during the three months ended August 31, 2021 amounted to approximately $0.1 million recorded as interest expense.

Long-term Convertible Note—April 2, 2021 Note

On April 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note with a two-year term with the holder of the November 2020 Note in the initial principal amount of $28.5 million (the “April 2, 2021 Note”). The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The April 2, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The investor may convert all or any part the outstanding balance of the April 2, 2021 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the April 2, 2021 Note. In addition to standard anti-dilution adjustments, the conversion price of the April 2, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act. The April 2, 2021 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

The investor may redeem any portion of the April 2, 2021 Note, at any time beginning six months after the issue date, upon three trading days’ notice, subject to a maximum monthly redemption amount of $3.5 million. The April 2, 2021 Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the April 2, 2021 Note, in part or in full, plus a 15% premium, at any time upon 15 trading days’ notice. In addition, beginning in the month of May 2021 and for each of the following five months, the Company is obligated to reduce the outstanding balance of the April 2, 2021 Note by $7.5 million per month (the “Debt Reduction Amount”). Payments the Company makes under the November 2020 and April 23, 2021 Notes may be applied toward the payment of each Debt Reduction Amount. These payments were not subject to the 15% prepayment premium, which would otherwise be triggered if the Company were to make payments against such notes exceeding the allowed maximum monthly redemption amount. Consistent with ASC-470-50-40-10, Debt Modifications and Extinguishments, the Company will assess the restructuring of the outstanding agreements with the investor as either a debt modification or debt extinguishment through performance of the 10% cash flow test. The Company will assess if the change in present value of future cash flows is less than 10% for all modifications, and therefore, accounted for the restructuring as a debt modification.

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

The Company filed a Registration Statement on Form S-3 (Registration No. 333-258944) with the SEC on August 19, 2021, which was declared effective on October 6, 2021, registering a number of shares of common stock sufficient to convert the entire principal balance of the April 2, 2021 Note and the April 23, 2021 Note described below.

The embedded conversion feature in the April 2, 2021 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s common stock upon issuance. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company evaluates the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.

Amortization of debt discounts and issuance costs associated with the April 2, 2021 Note during the three months ended August 31, 2021 was approximately $0.4 million. The unamortized discount and issuance costs balance for the April 2, 2021 Note is approximately $2.8 million as of August 31, 2021. The accrued interest balance for the April 2, 2021 Note is approximately $1.2 million as of August 31, 2021, which included approximately $0.7 million of interest expense for the three months ended August 31, 2021. The outstanding balance on the April 2, 2021 Note, including accrued interest, was approximately $29.7 million as of August 31, 2021.

The Company and the holder of the April 2, 2021 Note agreed to defer the September 2021 Debt Redemption Amount of $7.5 million.

Long-term Convertible Note—April 23, 2021 Note

On April 23, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note with a two-year term to an institutional accredited investor affiliated with the holder of the November 2020 and April 2, 2021 Notes in the initial principal amount of $28.5 million (the “April 23, 2021 Note”). The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The April 23, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

Interest accrues on the outstanding balance of the April 23, 2021 Note at an annual rate of 10%. Upon the occurrence of an event of default, interest will accrue at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 23, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10% or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 23, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2021 and incorporated by reference.

The investor may convert all or any part the outstanding balance of the April 23, 2021 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the April 23, 2021 Note. In addition to standard anti-dilution adjustments, the conversion price of the April 23, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act. The April 23, 2021 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

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

The embedded conversion feature in the April 23, 2021 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s common stock upon issuance. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company evaluates the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.

Amortization of debt discounts and issuance costs associated with the April 23, 2021 Note during the three months ended August 31, 2021 was approximately $0.4 million. The unamortized discount and issuance costs balance for the April 23, 2021 Note was approximately $2.9 million as of August 31, 2021. The accrued interest balance for the April 23, 2021 Note was approximately $1.0 million at August 31, 2021, which included approximately $0.7 million of interest expense for the three months ended August 31, 2021. The outstanding balance on the April 23, 2021 Note, including accrued interest, was approximately $29.5 million as of August 31, 2021.

Note 6. Equity Awards and Warrants

The Company has one active stock-based equity plan at August 31, 2021, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding. The 2012 Plan coverered a total of 50 million shares of common stock. Effective June 1, 2021, the amount covered and available shares under the 2012 Plan increased approximately by 6.3 million shares resulting from a provision in the 2012 Plan under which the total number of shares available to be issued automatically increases on the first day of each fiscal year in an amount equal to 1% of the total outstanding shares on the last day of the prior fiscal year, unless the Board determines otherwise before the fiscal yearend. As of August 31, 2021, there were approximately 26.1 million shares remaining available for future stock-based grants under the 2012 Plan.

Stock Options and Other Equity Awards

During the three months ended August 31, 2021, the Company granted stock options, covering a total of approximately 3.0 million shares of common stock, to employees with an exercise price of $1.32 per share. These stock options vest in three equal installments beginning on the first anniversary of the grant date and have a ten-year term and a grant date fair value of $1.00 per share.

During the three months ended August 31, 2021, the Company issued approximately 0.3 million shares of common stock in connection with the exercise of stock options. The stated exercise price was $0.63 per share, which resulted in aggregate gross proceeds of approximately $0.2 million to the Company.

During the three months ended August 31, 2021, the Company issued approximately 0.4 million shares of common stock in connection with the vesting of performance stock units (“PSUs”) awarded in June 2020. The PSUs were subject to the Compensation Committee’s determination of the level of achievement of certain performance conditions set forth in the respective award agreements. The original awards covered a total of 4.35 million PSUs, of which approximately 3.9 million PSUs were forfeited. In connection with the approximate 0.4 million shares of common stock that vested, the Company recognized approximately $1.3 million in stock-based compensation expense in the fourth quarter of fiscal year 2021.

During the three months ended August 31, 2021, the Company issued approximately 0.4 million shares of common stock in connection with the time-based vesting of restricted stock units (“RSUs”). The Company incurred $0.3 million in stock-based compensation expense during the three months ended August 31, 2021 related to RSUs. Also, during the three months ended August 31, 2021, certain members of management received shares of fully vested common stock in lieu of a portion of their cash bonus for services in fiscal year 2021 totaling approximately 0.2 million shares of common stock. The Company recognized $0.3 million of expense for these shares in lieu of cash bonus during the fourth quarter of fiscal year 2021.

Warrants

In connection with private warrant exchange agreements entered into during the three months ended August 31, 2021, the Company issued a total of approximately 0.7 million shares of common stock in connection with the exercise of warrants for the purchase of 0.7 million shares issued in 2018 and 2019. The stated exercise price of the original warrants ranged from $0.45 to $1.35 per share. Gross proceeds of the private warrant exchange transactions totaled approximately $0.5 million. See Note 10 below for additional information.

Compensation expense related to stock options and warrants, for the three months ended August 31, 2021 and August 31, 2020, totaled approximately $2.6 million and $2.0 million, respectively. Additionally, during the three months ended August 31, 2021, the Company settled a dispute in part by the issuance of warrants covering 1.6 million shares of common stock that expire in seven years and have a stated exercise price of $0.40 per share.

The following table represents stock option and warrant activity as of and for the three months ended August 31, 2021:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data)	shares	exercise price	life in years	value
Options and warrants outstanding May 31, 2021	61,573	$0.95	4.40	$68,756
Granted	5,268	$1.15	—	—
Exercised	(1,632)	$0.66	—	—
Forfeited or expired and cancelled	(5,766)	$0.73	—	—
Options and warrants outstanding August 31, 2021	59,443	$0.99	4.14	$36,673
Outstanding exercisable August 31, 2021	52,537	$0.84	3.52	$35,931

As of August 31, 2021, approximately 10.7 million outstanding stock options were vested, approximately 6.8 million outstanding stock options were unvested, and all outstanding warrants were exercisable.

Note 7. Acquisition of Patents and Intangibles

The following table presents intangible assets as of August 31, 2021 and May 31, 2021, inclusive of patents:

(in thousands)	August 31, 2021	May 31, 2021
Leronlimab (PRO 140) patent	$3,500	$3,500
ProstaGene, LLC intangible asset acquisition, net of impairment	2,926	2,926
Website development costs	20	20
Gross carrying value	6,446	6,446
Accumulated amortization, net of impairment	(5,056)	(4,793)
Total amortizable intangible assets, net	$1,390	$1,653

Amortization expense related to all intangible assets was approximately $0.3 million and $0.5 million for the three months ended August 31, 2021 and 2020, respectively. The Company recognized an impairment charge of approximately $10.0 million related to the ProstaGene, LLC intangible asset acquisition during the third quarter of the year ended May 31, 2021. See the Company’s 2021 Form 10-K for additional discussion.

The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives as of August 31, 2021:

Fiscal Year (in thousands)	Amount
2022 (9 months remaining)	$604
2023	384
2024	85
2025	85
Thereafter	232
Total	$1,390

Note 8. License Agreements

The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab material. The Company accrues annual license fees of £0.6 million (approximately $0.8 million utilizing current exchange rates), which fees are payable annually in December. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2.0% of net sales, depending on who serves as the manufacturer, when the Company commences its first commercial sale; such royalties will continue for the duration of the license agreement. As of August 31, 2021 and May 31, 2021, the Company recorded a prepaid asset of approximately $0.1 million related to this arrangement.

Note 9. Commitments and Contingencies

Commitments

There were no material changes in commitments during the three months ended August 31, 2021. Please refer to Note 10, Commitments and Contingencies, in the 2021 Form 10-K for additional information with regard to the Company’s commitments.

Legal Proceedings

The Company is a party to various legal proceedings. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. It is not possible to determine the outcome of proceedings that have not been concluded, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual or if an accrual had not been made, could be material to the Company’s consolidated financial statements.

As of August 31, 2021, the Company did not record any legal accruals related to the outcomes of the matters described below.

Delaware Shareholder Derivative Lawsuit

On April 24, 2020, certain stockholders of the Company (the “Plaintiffs”) filed a derivative action in the Delaware Court of Chancery (the “Delaware Court”), alleging claims for breach of fiduciary duty and unjust enrichment against the Company’s CEO, former CFOs, CMO, and certain current and former members of the Board (the “Defendants”), in connection with certain equity awards to these individuals granted in December 2019 and January 2020 (the “December 2019 Awards”). The Company was named a nominal defendant in the lawsuit. The Plaintiffs demanded the rescission of the December 2019 Awards, a finding that the named directors breached their fiduciary duty to the Company, and an unspecified amount of damages. The Company appointed a Special Litigation Committee (the “SLC”), consisting solely of independent directors not named in the complaint to investigate the allegations in the complaint.

On December 15, 2020, the Defendants reached an agreement in principle with the SLC (collectively, the “Parties”) to resolve the lawsuit. On December 18, 2020, the Parties executed a memorandum of understanding outlining the key terms of their agreement. On January 27, 2021, the Parties entered into a proposed Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”) to settle the derivative action. Pursuant to the Stipulation, the current directors agreed to implement a series of corporate governance reforms related to director and executive officer compensation and certain Defendants agreed to forfeit a substantial portion of the December 2019 Awards following approval of the settlement by the Delaware Court in exchange for a release of claims and the dismissal of the derivative action with prejudice.

The corporate governance reforms to be implemented pursuant to the Stipulation included:

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

The December 2019 Awards were forfeited effective June 4, 2021 as follows: 100% of the December 2019 Awards to Michael A. Klump, Jordan G. Naydenov, and David F. Welch, Ph.D., covering 2.25 million shares, 60% of the December 2019 Award to Scott A. Kelly, M.D., covering 0.75 million shares; and 100% of the warrant to acquire 2.0 million shares issued to Nader Z. Pourhassan, Ph.D. In addition, Dr. Pourhassan forfeited vested options to purchase approximately 0.4 million shares from the December 2019 Awards. The Delaware Court held hearings, on April 19 and June 4, 2021, and approved the Stipulation at the hearing on June 4, 2021.

On March 19, 2021, the Plaintiffs filed a brief, agreeing to the proposed settlement and seeking an award of approximately $4.1 million for bringing the lawsuit. Plaintiff’s demand was based on the claimed value or benefit to the Company and its stockholders from the value of the forfeited equity awards, in addition to the time incurred by the Plaintiffs’ attorneys with regard to this action. On April 8, 2021, the SLC filed a brief opposing the Plaintiffs’ motion, contending that the amount of the award demanded was not legally supported. Following a hearing on June 4, 2021, the Delaware Court issued a ruling granting the Plaintiffs’ fee application in the amount of $3.0 million, inclusive of expenses, for which the Company fully accrued as of May 31, 2021. The Company timely satisfied the award obligation and terms of the Stipulation during the three months ended August 31, 2021.

September 2020 Washington Shareholder Derivative Lawsuit

On September 10, 2020, the same Plaintiffs as in the Delaware Shareholder Derivative Lawsuit filed another derivative action against CEO Nader Z. Pourhassan, Ph.D. claiming that he had violated Section 16(b) of the Securities Exchange Act of 1934 with respect to certain personal stock transactions in the Company’s stock. The parties filed cross-motions to dismiss. On March 12, 2021, the U.S. District Court for the Western District of Washington (the “U.S. District Court”) granted Dr. Pourhassan’s motion to dismiss with prejudice. On April 9, 2021, the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals appealing the decision of the U.S. District Court. The Plaintiffs filed their opening brief with the Ninth Circuit on July 8, 2021. Dr. Pourhassan filed a reply brief on September 8, 2021, and on September 20, 2021 the Plaintiffs filed for an extension of time to file their reply brief no later than October 29, 2021.

Pestell Employment Dispute

On July 25, 2019, the Company’s Board terminated the employment of Dr. Pestell, the Company’s former Chief Medical Officer, for cause pursuant to the terms of Dr. Pestell’s employment agreement. On August 22, 2019, Dr. Pestell filed a lawsuit in the U.S. District Court for the District of Delaware (Pestell v. CytoDyn Inc., et al.), against the Company, its Chief Executive Officer and the Chairman of the Board, alleging breach of the employment agreement, a failure to pay wages and defamation, among other claims, and seeking damages related to severance entitlements for a non-cause termination under the employment agreement and a stock restriction agreement, among other relief. The treatment of those entitlements, including severance and approximately 0.4 million unvested stock options and 8.3 shares of unvested restricted common stock, in each case granted or issued on November 16, 2018 and which vest ratably over three years or upon a non-cause termination, are expected to be determined by the outcome of this litigation. It is possible that if a court ruled in favor of Dr. Pestell on the equity entitlements, it would award damages based on a decline in the value of the shares. On November 2, 2020, the Court dismissed Dr. Pestell’s wage claims with prejudice and the Company’s Chief Executive Officer and the Chairman of the Board were dismissed from the proceeding. The Company filed its answer and counterclaims thereafter. A bench trial is currently set for April 2022. The Company disputes all of Dr. Pestell’s claims and intends to vigorously defend the action. The Company cannot predict the ultimate outcome and cannot reasonably estimate the potential loss or range of loss, if any, that the Company may incur.

ProstaGene Arbitration

On March 19, 2021, the Company concluded a five-day arbitration hearing concerning a claim by ProstaGene and counterclaims by the Company for approximately 3.1 million shares of the Company’s common stock held in escrow as holdback stock pursuant to the transaction agreement for the acquisition of certain intangible assets from ProstaGene in November 2018. The Company recognized a full impairment charge against the net carrying value of a certain acquired intangible asset in the quarter ended February 28, 2021. See Note 7 above. Notwithstanding the foregoing, ProstaGene also sought monetary damages, in an amount to be determined by the arbitration panel, including any lost value in stock price and its attorney fees and costs. Post-hearing briefing concluded mid-May 2021. The Company disputed ProstaGene’s claim and has vigorously defended against that claim. Further, the Company believes its counterclaims are meritorious and the Company vigorously prosecuted its counterclaims. Nonetheless, on July 2, 2021, an arbitration panel determined ProstaGene was entitled to release of the shares, as well as a cash monetary award in the amount of approximately $6.2 million, plus interest, fees and costs estimated to total approximately $1.4 million. These amounts were fully accrued for as of May 31, 2021, and the Company satisfied the arbitration award obligations in July 2021.

Securities Class Action Lawsuit

On March 17, 2021, a stockholder filed a putative class-action lawsuit in the U.S. District Court for the Western District of Washington against the Company and certain current and former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. The plaintiff seeks a ruling for the case to proceed as a class action and unspecified damages and attorneys’ fees and costs. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the lawsuit; a motion to reconsider the court’s lead plaintiff order is pending. The Company and the individual defendants deny any allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

Shareholder Derivative Lawsuits

On June 4, 2021, a stockholder filed a purported derivative lawsuit against certain of the Company’s current and former officers, certain board members, and the Company as a nominal defendant, in the U.S. District Court for the Western District of Washington (“First Derivative Suit”). The complaint generally alleges the director defendants breached fiduciary duties owed to the Company by allowing the Company to make false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19 and failing to maintain an adequate system of oversight and internal controls. The complaint asserts claims against one or more individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint also seeks contribution on behalf of the Company from certain individual defendants for their alleged violations of federal securities laws. The complaint seeks declaratory and equitable relief, an unspecified amount of damages, and attorneys’ fees and costs. On June 25, 2021, a second shareholder derivative lawsuit was filed against the same defendants in the same court (“Second Derivative Suit”), which includes allegations and claims similar to those made in the First Derivative Suit, adding claims against certain individual defendants based on allegedly false and misleading proxy statement disclosures and for breach of fiduciary duty arising from alleged insider trading, and seeking similar relief as the First Derivative Suit. On August 18, 2021, a third shareholder derivative lawsuit was filed against the same defendants in the same court, which includes allegations and claims similar to those made in the First Derivative Suit and Second Derivative Suit. The court has consolidated these three lawsuits for all purposes (“Consolidated Derivative Suit”). The Company and the individual defendants deny any allegations of wrongdoing in the complaints and intend to vigorously defend the litigation. In light of the fact that the Consolidated Derivative Suit is in an early stage and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the Consolidated Derivative Suit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

Securities and Exchange Commission and Department of Justice Investigations

The Company has received subpoenas from the United States Securities and Exchange Commission requesting documents and information concerning, among other matters, leronlimab, the Company’s public statements regarding the use of leronlimab as a potential treatment for COVID-19 and related communications with the FDA, investors, and others, and trading in the securities of CytoDyn. The SEC informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

September 2021 Delaware Court of Chancery Lawsuit

On September 22, 2021, a putative class-action lawsuit was filed against the Company and its board members in the Delaware Court of Chancery. The complaint generally alleges that Article VI, Section 5 of the Company’s certificate of incorporation, which concerns the removal of directors (“Removal Provision”), violates Delaware law. The plaintiffs seek a ruling that the case may proceed as a class action, a declaration that the Removal Provision is invalid and unenforceable, an order enjoining the defendants from attempting to enforce the Removal Provision, and attorneys’ fees and costs. The Company and the individual defendants deny any allegations of wrongdoing in the complaint and intend to vigorously defend the matter. In light of the fact that this case is in an early stage, the Company cannot predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

Placement Agent Tail Fees Dispute Settlement

During the three months ended August 31, 2021, the Company and Paulson Investment Company, LLC (“Paulson”) settled a dispute in which Paulson alleged it was owed tail fees related to various placement agent agreements entered into in prior years. Pursuant to the settlement agreement, the Company agreed to a cash payment of $0.2 million and recognized stock-based expense of approximately $1.7 million resulting from the issuance of warrants covering 1.6 million shares of common stock at an exercise price of $0.40 per share with a seven-year expiration. See Note 6 above.

Amarex Dispute

On October 4, 2021, the Company filed a complaint for declaratory and injunctive relief and motion for a preliminary injunction against NSF International, Inc. and its subsidiary Amarex Clinical Research LLC (“Amarex”), the Company’s former contract research organization (“CRO”). Over the past eight years, Amarex provided clinical trial management services to the Company and managed numerous clinical studies of the Company’s drug product candidate, leronlimab. The Company’s complaint alleges that Amarex failed to perform its obligations under the master services agreement and work orders that governed the relationship between the parties. As a result, the Company suffered substantial damages. The Company’s lawsuit filed in the U.S. District Court for the District of Maryland seeks a declaration that Amarex breached its contracts with CytoDyn, as well as an injunction requiring Amarex to provide CytoDyn access to databases of clinical trial data that Amarex has been wrongfully withholding.

The Company simultaneously filed a demand for arbitration with the American Arbitration Association. The arbitration demand alleges that Amarex failed to perform services to an acceptable professional standard and failed to perform certain services required by the parties’ agreements. Further, the demand alleges that Amarex billed the Company for services it did not perform. The Company contends that due to Amarex’s failures, it has suffered avoidable delays in obtaining regulatory approval of leronlimab and has paid for services not performed.

Note 10. Private Equity Securities Offerings

During the three months ended August 31, 2021, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased shares of common stock at prices ranging from $0.45 to $0.75 per share. The Company issued approximately 0.7 million shares of common stock under the original warrants, as well as an equal number of additional shares as an inducement to exercise their warrants, for a total of approximately 1.3 million shares of common stock. Aggregate gross proceeds from the private warrant exchange were approximately $0.8 million. In connection with these transactions, the Company recognized an immaterial amount of non-cash inducement interest expense. Also see Note 6 above.

On August 31, 2021, the Company entered into subscription agreements with certain investors for the sale of approximately 2.9 million shares of common stock at a purchase price of $1.00 per share in an unregistered private placement (the “August 31, 2021 Placement”). The investors in the August 31, 2021 Placement also received warrants to purchase approximately 0.7 million shares of common stock with a stated exercise price of $1.00 per share and a five-year term. The Company received net proceeds from the August 31, 2021 Placement of approximately $2.9 million.

Note 11. Related Party Transactions

The Board’s Audit Committee, composed of independent directors, or the full Board, reviews and approves all related party transactions. The terms and amounts described below are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

On September 23, 2021, Jordan G. Naydenov, a member of the Company’s Board of Directors, entered into a private warrant exchange in which he exercised warrants to purchase approximately 0.6 million shares of common stock, as well as approximately 0.6 million additional shares that were offered as an inducement to exercise his warrants, for a total of approximately 1.3 million shares of common stock. The terms and conditions of the investment totaling approximately $0.7 million made by Mr. Naydenov were identical to those offered to other investors. See also Note 12 below.

Note 12. Subsequent Events

From September 7, 2021 to September 23, 2021, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased shares of common stock at prices ranging from $0.45 to $1.00 per share. The Company issued approximately 2.5 million shares of common stock under the original warrants, as well as approximately 3.5 million additional shares as an inducement to exercise their warrants, for a total of approximately 6.1 million shares of common stock. Aggregate gross proceeds from the private warrant exchange were approximately $4.3 million.

From September 21, 2021 to September 29, 2021, the Company entered into subscription agreements with certain investors for the sale of approximately 9.4 million shares of common stock at purchase prices ranging from $1.00 to $1.80 per share in a private placement. The investors also received warrants to purchase approximately 2.3 million shares of common stock with stated exercise prices ranging from $1.00 to $1.80 per share and a five-year term. The Company received aggregate net proceeds of approximately $10.9 million.

From September 1, 2021 to October 1, 2021, the Company issued approximately 0.4 million shares of common stock in connection with the exercise of outstanding warrants and stock options covering approximately 0.5 million shares. The stated exercise prices ranged from $0.40 to $1.00 per share, which resulted in aggregate gross proceeds to the Company of approximately $0.1 million.

On October 5, 2021, in partial satisfaction of the October 2021 Debt Reduction Amount, the Company and the April 2, 2021 Note holder entered into exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “October 2021 Partitioned Note”) with a principal of amount of $2.5 million. The outstanding balance of the April 2, 2021 Note was reduced by the October 2021 Partitioned Note. The Company and the investor exchanged the October 2021 Partitioned Note for approximately 1.7 million shares of common stock. Following the October 2021 payment, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $24.8 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “anticipate,” “believe,” “hope,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions, or the use of future tense, are intended to identify forward-looking statements. These statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the impact of health epidemics including the ongoing COVID-19 pandemic, and information regarding future operations, future capital expenditures and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, (i) the regulatory determinations of leronlimab’s efficacy to treat human immunodeficiency virus (“HIV”) patients with multiple resistance to current standard of care, COVID-19 patients, and metastatic Triple-Negative Breast Cancer (“mTNBC”), among other indications, by the U.S. Food and Drug Administration and various drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt obligations; (iv) the Company’s ability to enter into partnership or licensing arrangements with third-parties; (v) the Company’s ability to identify patients to enroll in its clinical trials in a timely fashion; (vi) the Company’s ability to achieve approval of a marketable product; (vii) the design, implementation and conduct of the Company’s clinical trials; (viii) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results; (ix) the market for, and marketability of, any product that is approved; (x) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xi) regulatory initiatives, compliance with governmental regulations and the regulatory approval process; (xii) legal proceedings, investigations or inquiries affecting the Company or its products; (xiii) general economic and business conditions; (xiv) changes in foreign, political, and social conditions; (xv) stockholder actions or proposals with regard to the Company, its management, or its board of directors; and (xvi) various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. For a discussion of the risks and uncertainties that could materially and adversely affect the Company’s financial condition and results of operations, see “Risk Factors” set forth in our Annual Report on Form 10-K, as amended by Amendment No. 1 filed with the SEC on September 28, 2021, for the year ended May 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2021, and in our subsequent filings with the SEC, including those risks and uncertainties identified in Part II, Item 1A of this Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the 2021 Form 10-K and the other sections of this Form 10-Q, including our Consolidated Financial Statements and related notes set forth in Part I, Item 1. This discussion and analysis contain forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Overview of Our Business

The Company is a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (PRO 140), a CCR5 antagonist to treat HIV infection, and multiple other potential therapeutic indications. Our current business strategy is to resubmit our Biologics License Application (“BLA”) for leronlimab as a combination therapy for highly treatment-experienced HIV patients as soon as possible, as well as to seek approval for other HIV-related indications. We will seek approval for leronlimab as a potential therapeutic benefit for severe-to-critical COVID-19 patients and COVID-19 long-hauler’s indications in the U.S. and Brazil. We plan to advance our clinical trials with leronlimab for various forms of cancer, including among others, our Phase 2 trial for metastatic triple-negative breast cancer and Phase 2 basket trial for 22 solid tumor cancers. We will complete our Phase 2 trial to evaluate NAFLD and liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”) and to concurrently explore other immunologic indications for leronlimab.

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

We continue to evaluate strategic licensing opportunities, supply and distribution partnerships and conduct exploratory discussions with third parties for other potential strategies to monetize our assets. As recently completed license and supply and distribution agreements demonstrate, such agreements are country or region-specific and generally are limited to a specific clinical indication for leronlimab.

See Item 1. Business in our 2021 Form 10-K for more information.

Business Highlights & Recent Developments

COVID-19

●	In June 2021, the Company received its first purchase order from Chiral Pharma Corporation (“Chiral”) to treat critically ill COVID-19 patients in the Philippines under a Compassionate Special Permit (“CSP”). This order was fulfilled in August 2021.
●	In June 2021, clinical trial data was unblinded from the Company’s exploratory COVID-19 long-hauler ‘s clinical trial suggesting greater improvement over placebo in the majority of symptoms.
●	In July 2021, the Company was granted a patent by the U.S. Patent and Trademark Office for methods of treating COVID-19.
●	In August 2021, the Company received clearance from Brazil’s ANVISA to commence its Phase 3 trial for severe COVID-19 patients. The first patient was subsequently treated in this trial in September 2021.

●	In September 2021, the Company received clearance from Brazil’s ANVISA to commence its pivotal Phase 3 trial in critically ill COVID-19 patients.
●	In September 2021, the Company received two additional purchase orders from Chiral in the aggregate amount of approximately $0.2 million to continue to treat critically ill COVID-19 patients in the Philippines under a CSP.

HIV

●	In June 2021, an animal study was published in Nature Communications regarding the use of leronlimab for HIV PrEP.
●	In July 2021, the Company submitted its dose justification draft report to the FDA in connection with the BLA resubmission.
●	In August 2021, the Company received guidance from the FDA with regard to its previously submitted HIV BLA draft dose justification report.
●	In September 2021, the Company revised its current BLA resubmission completion date from October 2021 to the first calendar quarter of 2022.

Cancer

●	In July 2021, the Company’s Phase 1b clinical trial for Metastatic Triple-Negative Breast Cancer (“mTNBC”) advanced to Phase 2 of the trial.
●	In July 2021, the Company’s preliminary results from various trials of 30 mTNBC patients suggested decreases in circulating cells and an increase in overall survival at 12-months in certain patients.
●	In August 2021, the Company’s final mTNBC report indicated an increase in 12-month overall survival and 12-month modified progression-free survival in certain patients.
●	In October 2021, the Company signed a research agreement with a leading cancer research institution, the University of Texas MD Anderson Cancer Center, to evaluate the potential synergistic therapeutic efficacy of leronlimab in combination with immune checkpoint blockade.

Results of Operations for the three months ended August 31, 2021 and August 31, 2020

The following schedule sets forth the results of operations for the three months ended August 31, 2021 and August 31, 2020 respectively:

	Three months ended August 31,		Change
(in thousands)	2021	2020	$	%
Product revenue	$41	$—	$41	100%
Total revenue	41	—	41	100%
Cost of goods sold	1	—	1	100%
Total cost of goods sold	1	—	1	100%
Gross Margin	40	—	40	100%
Operating expenses:
General and administrative	7,617	9,875	(2,258)	(23)%
Research and development	13,784	15,188	(1,404)	(9)%
Amortization and depreciation	276	505	(229)	(45)%
Total operating expenses	21,677	25,568	(3,891)	(15)%
Operating loss	(21,637)	(25,568)	3,931	15%
Other income (expense):
Interest income	—	—	—	0%
Loss on extinguishment of convertible notes	(4,651)	—	(4,651)	-100%
Legal settlement	(1,941)	—	(1,941)	-100%
Interest expense:
Finance charges	(35)	(10)	(25)	(250)%
Amortization of discount on convertible notes	(952)	(1,339)	387	29%
Amortization of debt issuance costs	(28)	(4)	(24)	(600)%
Inducement interest expense	(9)	(3,345)	3,336	100%
Interest on convertible notes payable	(1,686)	(566)	(1,120)	(198)%
Total interest expense	(2,710)	(5,264)	2,554	49%
Loss before income taxes	(30,939)	(30,832)	(107)	(0)%
Income tax benefit	—	—	—	—
Net loss	$(30,939)	$(30,832)	$(107)	(0)%
Basic and diluted loss per share	$(0.05)	$(0.06)	$0.01	10%
Basic and diluted weighted average common shares outstanding	632,597	555,531	77,066	14%

Product revenue

Revenue recognized was $41 thousand for the three months ended August 31, 2021, compared to none in the same period of 2020. Revenue was related to the fulfillment of an order under CSP, pursuant to an April 2021 exclusive supply and distribution agreement granting Chiral the right to distribute and sell up to 200,000 vials of leronlimab through April 15, 2022, in the Philippines. The $41 thousand recognized as revenue represents the first order fulfilled under this agreement.

Cost of goods sold

Cost of goods sold (“COGS”) were one thousand for the three months ended August 31, 2021, compared to none in the comparable period of 2020. FDA approval has not been received for leronlimab and the inventory sold was previously expensed as research and development expense due to it being manufactured prior to the commencement of the manufacturing of commercial grade pre-launch inventories which are capitalized. Therefore, COGS consists only of the costs of packaging and shipping of the vials. This resulted in a 98% gross margin for the three months ended August 31, 2021. When inventories manufactured prior to the manufacturing of pre-launch inventories are fully depleted and pre-launch inventories for which manufacturing costs have been capitalized are sold, it is expected that COGS will significantly increase and gross margin will significantly decrease.

Operating expenses

The future trends in expenses will be driven, in large part, by the future outcomes of clinical trials and their related effect on research and development expenses, general and administrative expenses, professional fees, and the manufacturing of new commercial leronlimab. We require a significant amount of additional capital and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See in particular, “Capital Requirements” and “Going Concern” below and Item 1A. Risk Factors in our 2021 Form 10-K and in this Form 10-Q.

General and administrative (“G&A”) expenses

G&A expenses were recorded where directly identifiable, consisting of the following during the three months ended August 31, 2021 and 2020:

	Three months ended August 31,		Change
(in thousands)	2021	2020	$	%
General and administrative:
Salaries and other compensation	$385	$3,456	$(3,071)	(89)%
Stock-based compensation	2,597	3,692	(1,095)	(30)
Other	4,635	2,727	1,908	70
Total general and administrative	$7,617	$9,875	$(2,258)	(23)%

G&A expenses totaled approximately $7.6 million and $9.9 million for the three months ended August 31, 2021 and August 31, 2020, respectively, and comprised salaries and benefits, non-cash stock-based compensation expense, professional fees, insurance, and various other corporate expenses. The decrease in G&A expenses of approximately $2.3 million, or 23%, for the three months ended August 31, 2021 compared to the same period last year was due to a combined decrease in salaries and other compensation and stock-based compensation of approximately $4.2 million, offset in part by an increase in other expense of approximately $1.9 million. The reduction of approximately $3.1 million in salaries and other compensation was due to lower salaries and benefits of approximately $1.5 million attributable to decreased supplemental bonuses and a reclassification of approximately $1.6 million of previously accrued incentive compensation to stock-based compensation due to the compensation being issued in stock. The decrease of approximately $1.1 million in stock-based compensation includes a partial offset of approximately $1.6 million related to the previously described reclassification. The increase in other G&A expense of approximately $1.9 million is primarily related to increased professional service fees of $1.4 million and increased insurance expense of approximately $0.8 million, offset in part by a decrease in various other corporate expenses.

Research and development (“R&D”) expenses

R&D expenses were recorded where directly identifiable, consisting of the following during the three months ended August 31, 2021 and 2020:

	Three months ended August 31,		Change
(in thousands)	2021	2020	$	%
Research and development:
Clinical	$9,063	$9,560	$(497)	(5)%
Non-Clinical	164	971	(807)	(83)
CMC	4,323	4,423	(100)	(2)
License and patent fees	234	234	—	-
Total research and development	$13,784	$15,188	$(1,404)	(9)%

R&D expenses totaled approximately $13.8 million and $15.2 million for the three months ended August 31, 2021 and August 31, 2020, respectively. R&D expenses consisted of clinical trials, non-clinical, Chemistry, Manufacturing and Controls (“CMC”), and license and patent fees. The decrease of approximately $1.4 million, or 9%, from the comparable 2020 period was primarily due to a decrease in non-clinical and clinical trial expenses. For the three months ended August 31, 2021, R&D expenditures were primarily devoted to: (1) COVID-19 clinical trials, (2) NASH clinical trial, (3) HIV BLA resubmission and HIV extension studies, which continue to provide leronlimab to patients who have successfully completed a trial, (4) clinical trials for oncology and immunology indications, and (5) CMC activities related to clinical and commercialization inventories, including the write down of expiring raw materials inventories.

We expect future R&D expenses to be dependent on the timing of our BLA resubmission and potential FDA approval, the timing of FDA clearance, if any, of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, clinical and regulatory activities related to COVID-19, oncology and immunology trials, along with the outcome of the studies for several other cancer indications.

Amortization and depreciation expenses

Amortization and depreciation expense for the three months ended August 31, 2021 was approximately $0.3 million, compared to $0.5 million for the three months ended August 31, 2020. The decrease was due to a $0.2 million reduction in the amortization of intangible assets, which was attributable to an impairment charge recorded in the third quarter of fiscal year 2021, which reduced the amortization of intangibles.

Loss on extinguishment of convertible notes

For the three months ended August 31, 2021, we recognized a non-cash loss on the extinguishment of convertible notes of approximately $4.7 million. We did not recognize any losses on the extinguishment of debt during the comparable period of fiscal 2021. The losses resulted from separate and independently negotiated note payment settlements in which certain debt was agreed to be settled in exchange for shares issued at a price less than the closing price for the date of the respective transactions. The originating underlying convertible note was entered into on November 10, 2020, and was fully retired during the three months ended August 31, 2021.

Legal Settlement

For the three months ended August 31, 2021, we incurred approximately $1.9 million in legal settlement expense. We did not recognize any legal settlement expense during the comparable period of fiscal 2021. The legal settlement expense consisted of a $0.2 million cash payment and approximately $1.7 million of non-cash expense related to the issuance of warrants in connection with a negotiated settlement of a dispute with a placement agent.

Interest expense

Interest expense for the three months ended August 31, 2021 and August 31, 2020 totaled approximately $2.7 million and $5.3 million, respectively. The decrease of approximately $2.6 million, or 49%, from the comparable 2020 period was driven primarily by a decrease in non-cash inducement interest expense related to private warrant exchanges of approximately $3.3 million, offset in part by an increase in interest on convertible notes payable of approximately $1.1 million.

Fluctuations in Operating Results

The Company’s operating results may fluctuate due to a number of factors, such as the timing of product manufacturing activities and inventory related shelf lives, patient enrollment or completion rates in various trials, potential amendments to clinical trial protocols, and legal proceedings and related outcomes. We are periodically conducting offerings to raise capital, which can create various forms of non-cash interest expense or amortization of issuance costs. Further, we periodically negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash loss or gain upon extinguishment of debt. In addition, in prior years, we had derivative liabilities tied to certain securities that included a contingent cash settlement provision, which can vary substantially from period to period, thereby creating a non-cash charge or benefit.

Liquidity and Capital Resources

Cash

The Company’s cash position of approximately $6.5 million as of August 31, 2021 decreased by $27.4 million, when compared to the balance of approximately $33.9 million as of May 31, 2021. This decrease was primarily caused by $31.7 million in cash used in operating activities, partially offset by $4.3 million in cash provided by financing activities.

	Three Months Ended		Change
(in thousands)	2021	2020	$
Net cash (used in) provided by:
Net cash (used in) operating activities	$(31,741)	$(40,948)	$9,207
Net cash (used in) investing activities	$(8)	$(59)	$51
Net cash provided by financing activities	$4,348	$44,928	$(40,580)

Cash used in operating activities

Net cash used in operating activities totaled approximately $31.7 million during the three months ended August 31, 2021, representing an improvement of approximately $9.2 million compared to the three months ended August 31, 2020. The decrease in net cash used in operating activities was due primarily to an approximate $40.1 million reduction of cash used to procure raw materials and manufacture leronlimab pre-launch inventories, offset in part by an increase in accounts payables and accrued liabilities of approximately $30.6 million, and an increase in non-cash loss on extinguishment of debt of approximately $4.7 million.

Cash used in investing activities

Net cash used in investing activities was relatively flat for the three months ended August 31, 2021, compared to the three months ended August 31, 2020.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $4.3 million during the three months ended August 31, 2021, a decrease of approximately $40.6 million from net cash provided by financing activities during the three months ended August 31, 2020. The decrease in net cash provided from financing activities was primarily attributable to $25.0 million in net proceeds received during the three months ended August 31, 2020 from a convertible note issuance, and approximately an additional $21.0 million received from the stock option and warrant transactions and exercises. These decreases were partially offset by proceeds of approximately $2.9 million from the sale of common stock and warrants during the three months ended August 31, 2021.

Inventory

The Company’s inventory position of approximately $91.6 million as of August 31, 2021 decreased approximately $1.9 million as compared to a balance of approximately $93.5 million as of May 31, 2021. Inventory balances remained relatively flat as the Company continued its preparation for commercialization. The decrease in inventory during the three months ended August 31, 2021, was primarily related to the write down of expiring raw materials purchased for commercial production of approximately $1.1 million. As of August 31, 2021, the raw materials balance was $26.0 million and the total work-in-progress was $65.5 million. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $20.3 million and $45.2 million, respectively, of work-in-progress inventory. See “Capital Requirements—Contract Manufacturing” below for a further discussion of commitments with third-party contract manufacturing partners.

Convertible debt

A summary of our various convertible debt arrangements is included in Note 5, Convertible Instruments, of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

November 2020 Note

In November 2020, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrued interest daily at a rate of 10% per annum and provided for a stated conversion price of $10.00 per share and a maturity date in November 2022. The November 2020 Note was fully satisfied during the three months ended August 31, 2021, there is no outstanding balance as of August 31, 2021.

April 2, 2021 Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. The April 2, 2021 Note requires monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which can also be satisfied by payments on the November 2020 Note, and/or the April 23, 2021 Note. Beginning six months after the issuance date, the noteholder can request monthly redemptions of up to $3.5 million. The outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $26.9 million as of August 31, 2021.

April 23, 2021 Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. Beginning six months after the issuance date, the noteholder can request monthly redemptions of up to $7.0 million. The outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $26.7 million as of August 31, 2021.

Common stock

We have 800.0 million authorized shares of common stock. As of August 31, 2021, we had approximately 643.7 million shares of common stock outstanding, approximately 41.9 million shares of common stock issuable upon the exercise of warrants, approximately 33.9 shares of common stock issuable upon conversion of convertible preferred stock and undeclared dividends, approximately 18.3 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock, approximately 26.1 million shares of common stock reserved for future issuance under our equity incentive plan, and approximately 12.0 million shares of common stock reserved and issuable upon conversion of outstanding convertible notes. As a result, as of August 31, 2021, we had approximately 24.2 million authorized shares of common stock available for issuance.

Commitments and Contingencies

Commitments

There were no material changes in commitments during the three months ended August 31, 2021. Please refer to Note 10, Commitments and Contingencies, in the 2021 Form 10-K for additional information around the Company’s commitments.

Legal Proceedings

The Company is a party to various legal proceedings. As of August 31, 2021, we were not party to any material pending legal proceedings, except those described in Note 9, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual or if an accrual had not been made, could be material to the Company’s consolidated financial statements. As of August 31, 2021, the Company did not record any accruals related to the outcomes of the matters described in Note 9, Commitments and Contingencies—Legal Proceedings.

Distribution

In December 2019, the Company entered into a supply agreement with Vyera Pharmaceuticals, LLC (“Vyera”) for the sale of leronlimab for HIV in the United States in conjunction with a commercialization and license agreement entered into with Vyera. See “Licensing” below for further discussion of the agreement. On April 6, 2021, the Company entered into an exclusive supply and distribution agreement with Biomm S.A., a Brazilian pharmaceutical company, granting the exclusive right to distribute and sell leronlimab in Brazil upon Brazilian regulatory approval. On April 15, 2021, the Company entered into an exclusive supply and distribution agreement with Chiral Pharma Corporation, a Philippine pharmaceutical company, granting the exclusive right to distribute and sell up to 200,000 vials of leronlimab during the 12 months ending April 15, 2022, to treat critically ill COVID-19 patients in the Philippines under CSP or Emergency Use Authorization (“EUA”) from the Food and Drug Administration of the Philippines. On May 11, 2021, the Company entered into an exclusive supply and distribution agreement with Macleods Pharmaceuticals Ltd., an Indian pharmaceutical company, granting the exclusive right to distribute and sell up to 200,000 vials of leronlimab in calendar year 2021 in India to treat COVID-19 patients under a CSP or EUA from the India Central Drugs Standard Control Organization.

Licensing

Under the Progenics Purchase Agreement, we are required to pay Progenics the following ongoing milestone payments and royalties: (i) $5.0 million at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab (PRO 140); and (ii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of leronlimab (PRO 140) until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. In addition, under a Development and License Agreement dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was previously assigned to us, we are required to pay AbbVie Inc. additional milestone payments and royalties as follows: (i) $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body; (ii) $0.5 million upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iii) royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount. As discussed elsewhere in this Form 10-Q, the Company received a Refusal to File letter from the FDA in July 2020 with respect to its BLA as a combination therapy with HAART for highly treatment experienced HIV patients. In response to this letter, the Company commenced the resubmission of its BLA in July 2021 and currently expects the BLA resubmission to be completed in the first calendar quarter of 2022. As such, until the BLA is accepted by the FDA, it is management’s conclusion that the probability of achieving the subsequent future clinical development and regulatory milestones is not reasonably determinable, such that the future milestone payments payable to Progenics and its sub-licensors have been deemed contingent consideration and, therefore, not currently accruable.

In December 2019, the Company entered into a Commercialization and License Agreement and a Supply Agreement with Vyera (the “License Agreement”). Pursuant to the License Agreement, the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans in the United States.

Pursuant to the terms of the License Agreement and subject to the conditions set forth therein, Vyera will incur the cost of, and be responsible for, among other things, commercializing the product in the territory and will use commercially reasonable efforts to commercialize the product in the field in the territory. Under the terms of the License Agreement, CytoDyn is permitted to license the product outside of the territory for uses in the field or outside the field or for uses inside the territory outside of the field.

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

Regulatory Matters

FDA Refusal to File Letter on HIV BLA Submission

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The FDA informed the Company the BLA did not contain certain information needed to complete a substantive review and therefore, the FDA would not file the BLA. In particular, the FDA informed the Company that the receptor occupancy analysis performed by its third-party laboratory was not properly performed, and would be required to be resubmitted, and the Company would need to correct certain administrative submission deficiencies. The FDA’s request does not require any additional clinical trials to be conducted. Subsequent to the Refusal to File letter, the Company received further clarification on the BLA’s deficiencies. The Company has engaged a leading global healthcare diagnostic company, along with an expanded team of subject matter expert consultants, to conduct the receptor occupancy analysis necessary in order to resubmit the BLA. The Company began to resubmit the BLA in July 2021 and currently expected the BLA to be completed in the first calendar quarter of 2022.

Going Concern

As reported in the accompanying financial statements, during the three months ended August 31, 2021 and August 31, 2020, the Company incurred net losses of approximately $30.9 million and $30.8 million, respectively. The Company has had limited to no activities that produced revenue in the periods presented and has sustained operating losses since inception.

We currently require and will continue to require a significant amount of additional capital to fund operations and pay our liabilities, and our ability to continue as a going concern is dependent on our ability to raise such additional capital, commercialize our product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, it may need to scale back operations and/or slow CMC-related activities, which could materially delay commercialization initiatives and its ability to achieve profitability. The Company’s failure to raise additional capital could also affect its relationships with key vendors, disrupting its ability to timely execute its business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Since inception, the Company has financed its activities principally from the sale of public and private equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional and non-traditional financing sources. As of the date of this filing, the Company has approximately 26.7 million shares of common stock authorized and available for issuance under its certificate of incorporation, as amended.

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities or other debt financing the related transaction documents could contain covenants restricting its operations. On April 2 and April 23, 2021, the Company entered into long-term convertible notes that are secured by all of our assets (excluding our intellectual property), and include certain restrictive provisions, including limitations on incurring additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed under the heading “Risk Factors” in our 2021 Form 10-K and under Item 1A. in Part II of this Form 10-Q.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of August 31, 2021, these factors, among several others, may raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain a significant amount of additional operating capital, to continue its research into multiple indications for and development of its product candidate, to obtain FDA approval of its product candidate for use in treating one or more indications, to outsource manufacturing of its product, and ultimately to attain profitability. The Company intends to seek additional funding through equity or debt offerings, licensing agreements, supply and distribution agreements, and strategic alliances to implement its business plan. There are no assurances, however, that it will be successful in these endeavors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Our critical accounting estimates are those estimates that require the most significant judgments and estimates in presenting the Company’s consolidated financial statements. The Company evaluates its estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2021 Form 10-K and Note 2 to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Recent Accounting Pronouncements

Please refer to Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements and their anticipated effect on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities. As of August 31, 2021, we had $6.5 million in cash and cash equivalents. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of its investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Common Stock Price Volatility

The Compensation Committee of the Board of Directors has historically granted stock incentive awards to management and employees in the form of stock options. Stock-based compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. This expense is reflected in the “General and administrative” expense line item in our consolidated statements of operations. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience.

Since November 2019, our common stock has experienced periods of elevated volatility in trading. Grants of stock options during 2021 will reflect an increase in expected volatility in the estimation of grant date fair value of stock options that would result in a higher value and related stock-based compensation expense for these awards when compared to prior years.

Additionally, we periodically negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash loss or gain upon extinguishment of debt as the price of the equity securities fluctuates. If we continue to enter into these settlements, the increased levels of volatility in our common stock trading price will result in increased dilution and extinguishment gains or losses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above that, as of August 31, 2021, our disclosure controls and procedures were effective at the reasonable-assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

For a description of pending material legal proceedings, please see Note 9, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors.

We are subject to various risks, including those set forth below, and those risk factors identified in our Annual Report on Form 10-K, for the year ended May 31, 2021, filed with the SEC on July 30, 2021, as amended by Amendment No. 1 filed with the SEC on September 28, 2021, and our subsequent filings with the SEC, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other reports filed with the SEC. You should carefully consider these risk factors in addition to the other information in this Form 10-Q.

Additional delays in the completion of the resubmission of our BLA may substantially hinder our efforts to commercialize our drug product and decrease stockholder value.

We recently notified the FDA of an expected delay in the completion of resubmission of our BLA for the use of leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The delay was caused by various performance issues of third-party service providers, coupled with the additional time for a new team to address prior deficiencies. We currently expect to complete our BLA resubmission process during the first calendar quarter of 2022. This timing will result in a further delay in FDA approval, if any, of the use of our drug product in HIV patients, resulting in the postponement of the potential achievement of our strategic goals with regard to the marketing and sale of our drug product in the U.S. and the realization of significant revenues from the commercialization of leronlimab. It will also give other pharmaceutical companies additional time to develop drugs intended to address similar patient needs, which may place us at a competitive disadvantage. We may need to write down the value of our inventories due to obsolescence and likely will need to obtain significant additional funding to continue our business operations, which may not be available on acceptable terms, if at all. It may also lead to reduced investor confidence in our company, which may adversely affect the market price of our common stock and decrease stockholder value.

Our business, operating results and financial condition could be negatively affected as a result of actions by activist investors.

A group of investors (the “Activist Group”) submitted a notice to the Company, purporting to nominate five nominees to the Company’s Board of Directors at the 2021 Annual Meeting of Stockholders. The Company informed the Activist Group that its notice of nomination was invalid, as it did not comply with the Company’s By-Laws. The Activist Group subsequently sued the Company in the Delaware Court of Chancery, seeking a preliminary injunction to require the Company to recognize the notice of nomination as valid. If the Activist Group prevails in this lawsuit, the Company will be involved in a proxy contest, despite the deficiencies in the Activist Group’s notice of nomination. If the Company prevails in this lawsuit, the protracted litigation and campaign by the Activist Group against the Company has nonetheless absorbed the time and energies of management and required the Company to incur substantial expense, possibly causing a decrease in stockholder value.

A proxy contest and related litigation, along the lines discussed above, could have a material adverse effect on the Company for the following reasons:

●	Activist investors may attempt to effect changes in the Company’s governance and strategic direction or to acquire control over the Company. In particular, if the Activist Group is successful in its litigation and subsequent proxy contest, it may gain control of the Board of Directors.
●	While the Company welcomes the opinions of all stockholders, responding to proxy contests and related litigation by activist investors is likely to be costly and time-consuming, disrupt our operations, and divert the attention of our Board of Directors, management team, and employees away from their regular duties and the pursuit of business opportunities to enhance stockholder value.
●	Perceived uncertainties as to our future direction of the Company as a result of potential changes to the composition of the Board of Directors may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity, which may be exploited by our competitors; may cause concern to our existing or potential customers and employees; may result in the loss of potential business opportunities; and may make it more difficult to attract and retain qualified personnel and business partners.
●	Proxy contests and related litigation by activist investors could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 5, 2021, in partial satisfaction of the October 2021 Debt Reduction Amount, the Company and the April 2, 2021 Note holder entered into an exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “October 2021 Partitioned Note”) with a principal amount of $2.5 million. The outstanding balance of the April 2, 2021 Note was reduced by the October 2021 Partitioned Note. The Company and the investor exchanged the October 2021 Partitioned Note for approximately 1.7 million shares of common stock. The Company relied on the exemption from registration afforded by Section 3(a)(9) of the Securities Act for the exchange transaction described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Effective October 7, 2021, Nitya G. Ray, Ph.D., was appointed by the Board to the additional executive position of Chief Operating Officer. Dr. Ray, age 69, will also continue to serve as the Company’s Chief Technology Officer – Head of Process Sciences, Manufacturing and Supply Chain, the position he has held since December 22, 2018. He previously served as our Senior Vice President of Manufacturing from November 2015 to June 2017. Between June 2017 and December 2018, Dr. Ray served as Executive Vice-President, Head of Product Development, Manufacturing and Supply Chain of Actinium Pharmaceuticals, Inc. (NYSEAMERICAN: ATNM). Prior to joining the CytoDyn in 2015, Dr. Ray was Senior Vice President at Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX). During his 14-year tenure at Progenics, he was responsible for manufacturing, process & analytical sciences & quality control. He possesses extensive knowledge of leronlimab (PRO 140) development. Dr. Ray was one of the original members of the leronlimab (PRO 140) product development team at Progenics. Dr. Ray brings 30 years of progressive, hands-on experience in strategic planning and execution of process development and manufacturing of biologics, engineered tissue therapeutics, antibody drug conjugates, and small molecule and radiopharmaceutical drugs. He has demonstrated expertise in diverse technology platforms, product development, pre-clinical, clinical and commercial manufacturing, process and analytical sciences, quality control, global supply chain, quality systems and regulatory affairs. Dr. Ray holds a Ph.D. in Biochemical Engineering and a M.S. degree in Chemical & Biochemical Engineering from Rutgers University and a B.S. degree in Chemical Engineering from Jadavpur University.

There are no family relationships between Dr. Ray and any of the Company’s other executive officers or directors. There also are no transactions in which Dr. Ray has an interest requiring disclosure under Item 404(a) of Regulation S-K. There were no changes in the compensation arrangements between the Company and Dr. Ray in connection with his appointment as Chief Operating Officer. His current compensation arrangements are disclosed in Item 11 of Amendment

No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2021, which information is incorporated herein by reference.

In connection with Dr. Ray’s appointment as Chief Operating Officer, Christopher P. Recknor, M.D., the Company’s previous Chief Operating Officer, was appointed Senior Executive Vice President of Clinical Operations of the Company, also effective October 7, 2021.

Item 6. Exhibits.

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date
4.1	Form of Warrant.		8-K	4.1	9/7/2021

10.1	Form of Subscription Agreement.		8-K	10.1	9/7/2021

10.2	Form of Warrant Exercise Inducement Agreement.		8-K	10.2	9/7/2021

10.3*	Employment Agreement by and between CytoDyn Inc. and Antonio Migliarese, effective May 18, 2021.	X

31.1	Rule 13a-14(a) Certification by CEO of Registrant.	X

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.	X

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 12, 2021	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 12, 2021	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer
(Principal Financial and Accounting Officer)