Form 10-Q
period 2021-11-30
CytoDyn Inc.
filed 2022-01-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

On December 31, 2021, there were 690,233,504 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	November 30, 2021	May 31, 2021
		(Revised) (1)
Assets
Current assets:
Cash	$8,875	$33,943
Accounts receivable	225	—
Inventories, net	88,557	93,479
Prepaid expenses	2,979	616
Prepaid service fees	1,174	1,543
Total current assets	101,810	129,581
Operating leases right-of-use asset	617	712
Property and equipment, net	119	134
Intangibles, net	1,153	1,653
Total assets	$103,699	$132,080
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$58,008	$65,897
Accrued liabilities and compensation	6,654	19,073
Accrued interest on convertible notes	3,670	2,007
Accrued dividends on convertible preferred stock	3,481	2,647
Operating leases liabilities	149	175
Convertible notes payable, net	43,947	62,747
Total current liabilities	115,909	152,546
Long-term liabilities:
Operating leases liabilities	486	552
Total long-term liabilities	486	552
Total liabilities	116,395	153,098
Commitments and Contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at November 30, 2021 and May 31, 2021	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 8 issued and outstanding at November 30, 2021 and May 31, 2021	—	—
Series B convertible preferred stock, $0.001 par value; 400 shares authorized, 19 and 79 shares issued and outstanding at November 30, 2021 and May 31, 2021, respectively	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized, 685,861 and 626,123 issued and 685,418 and 625,680 outstanding at November 30, 2021 and May 31, 2021, respectively	686	626
Additional paid-in capital	589,971	512,796
Accumulated (deficit)	(603,353)	(534,440)
Treasury stock, $0.001 par value; 443 at November 30, 2021 and May 31, 2021	—	—
Total stockholders’ (deficit) equity	(12,696)	(21,018)
Total liabilities and stockholders' (deficit) equity	$103,699	$132,080
(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2021	2020	2021	2020
		(Revised) (1)		(Revised) (1)
Revenue:
Product revenue	$225	$—	$266	$—
Total revenue	225	—	266	—
Cost of goods sold:
Cost of goods sold	52	—	53	—
Total cost of goods sold	52	—	53	—
Gross margin	173	—	213	—
Operating expenses:
General and administrative	16,203	7,551	23,820	17,426
Research and development	9,040	16,446	22,824	31,738
Amortization and depreciation	252	506	528	1,011
Total operating expenses	25,495	24,503	47,172	50,175
Operating loss	(25,322)	(24,503)	(46,959)	(50,175)
Other income (expense):
Loss on extinguishment of convertible notes	(3,312)	(4,169)	(7,963)	(4,169)
Legal settlement	—	—	(1,941)	—
Interest expense:
Finance charges	(1,024)	(231)	(1,059)	(137)
Amortization of discount on convertible notes	(793)	(1,243)	(1,745)	(2,582)
Amortization of debt issuance costs	(23)	(15)	(51)	(19)
Inducement interest expense	(4,704)	(4,217)	(5,232)	(7,562)
Interest on convertible notes payable	(1,426)	(1,047)	(3,112)	(1,613)
Total interest expense	(7,970)	(6,753)	(11,199)	(11,913)
Loss before income taxes	(36,604)	(35,425)	(68,062)	(66,257)
Income tax benefit	—	—	—	—
Net loss	$(36,604)	$(35,425)	$(68,062)	$(66,257)
Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.11)	$(0.12)
Basic and diluted weighted average common shares outstanding	662,600	577,945	647,517	566,677
(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
							(Revised) (1)	(Revised) (1)	(Revised) (1)
Balance May 31, 2021	96	$—	626,123	$626	443	$—	$512,796	$(534,440)	$(21,018)
First Quarter Fiscal Year Ended May 31, 2022
Issuance of stock for convertible note repayment	—	—	11,816	12	—	—	18,483	—	18,495
Issuance of legal settlement warrants	—	—	—	—	—	—	1,744	—	1,744
Exercise of stock options	—	—	300	—	—	—	189	—	189
Stock issued for incentive compensation and tendered for income tax	—	—	1,014	1	—	—	(1)	—	—
Stock issued for private offering ($1.00 per share)	—	—	2,872	3	—	—	2,869	—	2,872
Private warrant exchange	—	—	1,327	1	—	—	774	—	775
Exercise of warrants	—	—	668	1	—	—	502	—	503
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	528	—	528
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,597	—	2,597
Net Loss August 31, 2021	—	—	—	—	—	—	—	(31,458)	(31,458)
Balance August 31, 2021	96	—	644,120	644	443	—	540,481	(566,318)	(25,193)
Second Quarter Fiscal Year Ended May 31, 2022
Issuance of stock for convertible note repayment	—	—	8,162	8	—	—	11,505	—	11,513
Exercise of stock options	—	—	210	—	—	—	200	—	200
Private warrant exchange	—	—	6,593	7	—	—	4,608	—	4,615
Stock issued for private offering ($1.00 - $1.80 per share)	—	—	25,178	25	—	—	27,282	—	27,307
Issuance costs related to stock issued for private offering	—	—	—	—	—	—	(1,418)	—	(1,418)
Conversion of Series B convertible preferred stock to common stock	(60)	—	600	1	—	—	—	—	1
Exercise of warrants	—	—	963	1	—	—	532	—	533
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	4,704	—	4,704
Dividend declared and paid in common stock on Series B preferred stock ($0.25 per share)	—	—	35	—	—	—	17	(17)	—
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	—	(414)	(414)
Stock-based compensation	—	—	—	—	—	—	2,060	—	2,060
Net Loss November 30, 2021	—	—	—	—	—	—	—	(36,604)	(36,604)
Balance November 30, 2021	36	$—	685,861	$686	443	$—	$589,971	$(603,353)	$(12,696)
(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
							(Revised) (1)	(Revised) (1)	(Revised) (1)
Balance May 31, 2020	109	$—	519,261	$519	286	$—	$372,301	$(375,301)	$(2,481)
First Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	2,119	2	—	—	9,535	—	9,537
Issuance of legal settlement warrants	—	—	4,000	4	—	—	(4)	—	—
Exercise of stock options	—	—	100	—	—	—	39	—	39
Stock issued for incentive compensation and tendered for income tax	—	—	323	—	156	—	828	—	828
Conversion of Series B preferred stock to common stock	(5)	—	50	—	—	—	—	—	—
Private warrant exchange	—	—	16,544	17	—	—	7,787	—	7,804
Exercise of warrants	—	—	27,928	28	—	—	13,441	—	13,469
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	3,345	—	3,345
Offering costs related to private warrant exchange	—	—	—	—	—	—	(364)	—	(364)
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(243)	(243)
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,086	—	2,086
Net Loss August 31, 2020	—	—	—	—	—	—	—	(30,832)	(30,832)
Balance August 31, 2020	104	—	570,325	570	442	—	408,994	(406,796)	2,768
Second Quarter Fiscal Year Ended May 31, 2021
Issuance of stock for convertible note repayment	—	—	4,293	4	—	—	11,549	—	11,553
Exercise of stock options	—	—	10	—	—	—	10	—	10
Stock issued for private offering ($1.50 per share)	—	—	667	1	—	—	999	—	1,000
Private warrant exchange	—	—	12,480	13	—		4,583		4,596
Exercise of warrants	—	—	2,504	2	—		1,737		1,739
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	4,217	—	4,217
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	—	(415)	(415)
Stock-based compensation	—	—	—	—	—	—	3,423	—	3,423
Net Loss November 30, 2020	—	—	—	—	—	—	—	(35,425)	(35,425)
Balance November 30, 2020	104	$—	590,279	$590	442	$—	$435,512	$(442,636)	$(6,534)
(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended November 30,
	2021	2020
		(Revised) (1)
Cash flows from operating activities:
Net loss	$(68,062)	$(66,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	528	1,011
Amortization of debt issuance costs	51	19
Amortization of discount on convertible notes	1,745	2,582
Non-cash warrant issuance cost for legal settlement	1,744	—
Inducement interest expense	5,232	7,562
Inventory reserve and write-offs	3,357	4,835
Stock-based compensation	4,657	7,115
Loss on extinguishment of convertible notes	7,963	4,169
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(225)	—
Decrease (increase) in inventories, net	1,565	(84,759)
(Increase) decrease in prepaid expenses	(1,994)	1,072
(Decrease) increase in accounts payable and accrued expenses	(17,193)	61,532
Net cash used in operating activities	(60,632)	(61,119)
Cash flows from investing activities:
Furniture and equipment purchases	(13)	(77)
Net cash used in investing activities	(13)	(77)
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	5,390	12,035
Proceeds from sale of common stock and warrants, net of issuance costs	28,761	1,000
Proceeds from warrant exercises	1,036	15,209
Payment on convertible notes	—	(950)
Release of restricted cash held in trust for warrant tender offer	—	(10)
Proceeds from stock option exercises	390	48
Payment of payroll withholdings related to tender of common stock for income tax withholding	—	(778)
Proceeds from convertible notes payable, net	—	50,000
Dividend declared and paid on Series B preferred stock	—	(243)
Net cash provided by financing activities	35,577	76,311
Net change in cash	(25,068)	15,115
Cash and restricted cash, beginning of period	33,943	14,292
Cash and restricted cash, end of period	$8,875	$29,407
Cash and restricted cash consisted of the following:
Cash	$8,875	$29,407
Restricted cash	—	—
Total cash and restricted cash	$8,875	$29,407
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57	$138
Non-cash investing and financing transactions:
Issuance of common stock for principal and interest of convertible notes	$22,045	$16,922
Accrued dividends on convertible Series C and D preferred stock	$834	$835
Dividend declared and paid in common stock on Series B preferred stock	$17	$—

(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2021

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

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $68.1 million for the six months ended November 30, 2021 and has an accumulated deficit of approximately $603.4 million as of November 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve substantial revenues and attain profitability. The Company continues to engage in significant research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity and debt securities, combined with additional funding from other traditional sources. There can be no assurance, however, that the Company will be successful in these endeavors.

Use of Estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease could have on our significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited to, those relating to stock-based compensation, capitalization of pre-launch inventories, reserve for excess and obsolete inventories, revenue recognition, research and development expenses, determination of right of use assets under lease transactions and related lease obligations, commitments and contingencies, and the assumptions used to value warrants, warrant modifications and useful lives for property and equipment and related depreciation calculations. Actual results could differ from these estimates.

Correction of Immaterial Misstatements in Prior Period Financial Statements

During the preparation of the quarterly financial statements as of and for the period ended November 30, 2021, the Company identified an error in how non-cash inducement interest expense was calculated in previous reporting periods dating back to fiscal year 2018. The original inducement expense model was designed to calculate non-cash inducement interest expense specific to inducements that modified the warrant term (e.g., extension of the term or modification of exercise price) without settling the instrument. However, starting in fiscal year 2018, inducements were primarily structured to result in a settlement of the warrant, not merely a modification of a warrant that would remain outstanding for some period. The error was identified when the model started to calculate a gain on substantially all inducements, which was inconsistent with the economics of the arrangements. The error resulted in an understatement of non-cash inducement interest expense and additional paid-in capital.

The Company assessed the materiality of the misstatement in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, as well as SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s consolidated financial position for the prior periods and, accordingly, that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the quarter ended November 30, 2021. As such, the revisions for the correction are reflected in the accompanying balance sheet as of May 31, 2021, the statements of operations for the six months ended November 30, 2021 and the three and six months ended November 30, 2020, changes in stockholders’ (deficit) equity for the three months ended August 31, 2021 and 2020 and November 30, 2020, and cash flows for the six months ended November 30, 2021 and 2020. Financial reporting periods that are affected but not presented herein will be revised, as applicable, in future periods and filings. The errors had no impact on operating loss, cash, net cash used in or provided by operating, financing, and investing activities, assets, liabilities, commitments and contingencies, total stockholders’ (deficit) equity, number of shares issued and outstanding, basic and diluted weighted average common shares outstanding, and number of shares available for future issuance for any period presented.

The following tables present a summary of the impact by financial statement line item of the corrections:

	As of and For the Year Ended May 31, 2019
(in thousands)	As Previously Reported	Adjustments	As Revised
Inducement interest expense	$(196)	$(4,532)	$(4,728)
Total interest expense	$(3,313)	$(4,532)	$(7,845)
Loss before income taxes	$(59,014)	$(4,532)	$(63,546)
Income tax benefit	$2,827	$—	$2,827
Net loss	$(56,187)	$(4,532)	$(60,719)
Basic and diluted loss per share	$(0.21)	$(0.02)	$(0.23)
Additional paid-in capital (1)	$220,120	$5,057	$225,177
Accumulated (deficit) (1)	$(229,363)	$(5,057)	$(234,420)
(1) Includes adjustment of $525 for the fiscal year ended May 31, 2018.

	As of and For the Year Ended May 31, 2020
(in thousands, except per share amount)	As Previously Reported	Adjustments	As Revised
Inducement interest expense	$(7,904)	$(15,533)	$(23,437)
Total interest expense	$(18,219)	$(15,533)	$(33,752)
Loss before income taxes	$(124,403)	$(15,533)	$(139,936)
Net loss	$(124,403)	$(15,533)	$(139,936)
Basic and diluted loss per share	$(0.30)	$(0.04)	$(0.34)
Additional paid-in capital (1)	$351,711	$20,590	$372,301
Accumulated (deficit) (1)	$(354,711)	$(20,590)	$(375,301)
(1) Includes adjustments of $4,532 and $525 for the fiscal years ended May 31, 2019 and 2018, respectively.

	Three months ended November 30, 2020			Six months ended November 30, 2020
(in thousands, except per share amount)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Inducement interest expense	$(3,758)	$(459)	$(4,217)	$(7,103)	$(459)	$(7,562)
Total interest expense	$(6,294)	$(459)	$(6,753)	$(11,454)	$(459)	$(11,913)
Loss before income taxes	$(34,966)	$(459)	$(35,425)	$(65,798)	$(459)	$(66,257)
Net loss	$(34,966)	$(459)	$(35,425)	$(65,798)	$(459)	$(66,257)
Basic and diluted loss per share	$(0.06)	$—	$(0.06)	$(0.12)	$—	$(0.12)

	Three months ended February 28, 2021			Nine months ended February 28, 2021
(in thousands, except per share amount)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Inducement interest expense	$(4,139)	$(1,221)	$(5,360)	$(11,242)	$(1,680)	$(12,922)
Total interest expense	$(5,576)	$(1,221)	$(6,797)	$(17,031)	$(1,680)	$(18,711)
Loss before income taxes	$(43,985)	$(1,221)	$(45,206)	$(109,783)	$(1,680)	$(111,463)
Net loss	$(43,985)	$(1,221)	$(45,206)	$(109,783)	$(1,680)	$(111,463)
Basic and diluted loss per share	$(0.08)	$—	$(0.08)	$(0.18)	$—	$(0.18)

	As of and For the Year Ended May 31, 2021
(in thousands, except per share amount)	As Previously Reported	Adjustments	As Revised
Inducement interest expense	$(11,366)	$(2,556)	$(13,922)
Total interest expense	$(19,556)	$(2,556)	$(22,112)
Loss before income taxes	$(154,674)	$(2,556)	$(157,230)
Net loss	$(154,674)	$(2,556)	$(157,230)
Basic and diluted loss per share	$(0.27)	$—	$(0.27)
Additional paid-in capital (1)	$489,650	$23,146	$512,796
Accumulated (deficit) (1)	$(511,294)	$(23,146)	$(534,440)
(1) Includes adjustments of $15,533, $4,532, and $525 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

	As of and For the Three months ended August 31, 2021
(in thousands, except per share amount)	As Previously Reported	Adjustments	As Revised
Inducement interest expense	$(9)	$(519)	$(528)
Total interest expense	$(2,710)	$(519)	$(3,229)
Loss before income taxes	$(30,939)	$(519)	$(31,458)
Net loss	$(30,939)	$(519)	$(31,458)
Basic and diluted loss per share	$(0.05)	$—	$(0.05)
Additional paid-in capital	$516,816	$23,665	$540,481
Accumulated (deficit)	$(542,653)	$(23,665)	$(566,318)

	As Previously Reported			Adjustments			As Revised
(in thousands)	Additional paid-in capital	Accumulated (deficit)	Total stockholders' (deficit) equity	Additional paid-in capital	Accumulated (deficit)	Total stockholders' (deficit) equity	Additional paid-in capital	Accumulated (deficit)	Total stockholders' (deficit) equity
First Quarter Fiscal Year Ended May 31, 2021
Inducement interest expense related to private warrant exchange	$3,345	$—	$3,345	$—	$—	$—	$3,345	$—	$3,345
Net Loss August 31, 2020	—	(30,832)	(30,832)	—	—	—	—	(30,832)	(30,832)
Balance August 31, 2020	$388,404	$(386,206)	$2,768	$20,590	$(20,590)	$—	$408,994	$(406,796)	$2,768

Second Quarter Fiscal Year Ended May 31, 2021
Inducement interest expense related to private warrant exchange	$3,758	$—	$3,758	$459	$—	$459	$4,217	$—	$4,217
Net Loss November 30, 2020	—	(34,966)	(34,966)	—	(459)	(459)	—	(35,425)	(35,425)
Balance November 30, 2020	$414,463	$(421,587)	$(6,534)	$21,049	$(21,049)	$—	$435,512	$(442,636)	$(6,534)

Third Quarter Fiscal Year Ended May 31, 2021
Inducement interest expense related to private warrant exchange	$4,139	$—	$4,139	$1,221	$—	$1,221	$5,360	$—	$5,360
Net Loss February 28, 2021	—	(43,985)	(43,985)	—	(1,221)	(1,221)	—	(45,206)	(45,206)
Balance February 28, 2021	$449,759	$(465,983)	$(15,795)	$22,270	$(22,270)	$—	$472,029	$(488,253)	$(15,795)

Fiscal Year Ended May 31, 2021
Inducement interest expense related to private warrant exchange	$11,366	$—	$11,366	$2,556	$—	$2,556	$13,922	$—	$13,922
Net Loss May 31, 2021	—	(154,674)	(154,674)	—	(2,556)	(2,556)	—	(157,230)	(157,230)
Balance May 31, 2021	$489,650	$(511,294)	$(21,018)	$23,146	$(23,146)	$—	$512,796	$(534,440)	$(21,018)

First Quarter Fiscal Year Ended May 31, 2022
Inducement interest expense related to private warrant exchange	$9	$—	$9	$519	$—	$519	$528	$—	$528
Net Loss August 31, 2021	—	(30,939)	(30,939)	—	(519)	(519)	—	(31,458)	(31,458)
Balance August 31, 2021	$516,816	$(542,653)	$(25,193)	$23,665	$(23,665)	$—	$540,481	$(566,318)	$(25,193)

Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Balances in excess of federally insured limits as of November 30, 2021 and May 31, 2021 approximated $8.6 million and $33.7 million, respectively.

Identified Intangible Assets

The Company follows the provisions of ASC 350, Intangibles-Goodwill and Other, which establishes accounting standards for the impairment of long-lived assets such as intangible assets subject to amortization. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying value, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. During the three and six months ended November 30, 2021 and 2020, there were no impairment charges. The value of the Company’s patents would be significantly impaired by any adverse developments as they relate to the clinical trials pursuant to the patents acquired as discussed in Note 8.

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

Disaggregation of Revenue

The Company’s revenues are derived solely from the sale of leronlimab vials. The Company believes the disaggregation of revenues, as seen on the Consolidated Statement of Operations, is an appropriate level of detail for its primary activity.

Contract Assets and Liabilities

The Company’s performance obligations for its contracts with customers are satisfied at a point in time through the delivery of leronlimab vials to its customer. Accordingly, the Company did not have any contract assets or liabilities as of November 30, 2021. The Company did not have revenue during the six months ended November 30, 2020 and did not have any contract assets or liabilities as of that date. For all periods presented, the Company did not recognize revenue from amounts that were previously included in a contract liability balance. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

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

Inventory

Previously Expensed Inventory

To date, the Company has recorded revenue related to sales of vials for emergency purposes only, solely to treat critically ill COVID-19 patients in the Philippines under a Compassionate Special Permit. Cost of goods sold has been minimal because the vials sold were expensed in prior periods as research and development expense, as they were manufactured prior to the Company’s capitalization of pre-launch inventories as described below. Accordingly, all inventory amounts as of November 30, 2021 represent pre-launch inventories, and do not include any inventories previously expensed as research and development expense.

Capitalized Pre-launch Inventories

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued liabilities, short-term and long-term lease liabilities, and short-term and long-term debt. As of November 30, 2021, the carrying value of the Company’s cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the short-term maturity of the instruments. Short-term and long-term debt are reported at amortized cost in the Consolidated Balance Sheets which approximate fair value. The remaining financial instruments are reported in the Consolidated Balance Sheets at amounts that approximate current fair values.

From time to time, the Company may have derivative financial instruments which are recorded at fair value, as required by U.S. GAAP. Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables (e.g., interest rate, security price, variable conversion rate or other variables), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. The Company follows the provisions of ASC 815, Derivatives and Hedging, as its instruments are typically recorded as derivative liabilities, at fair value, and ASC 480, Distinguishing Liabilities from Equity, as it relates to warrant liabilities, with changes in fair value reflected in the Consolidated Statement of Operations.

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

The Company did not have any assets or liabilities measured at fair value using the fair value hierarchy as of November 30, 2021 and May 31, 2021.

Stock-Based Compensation

The Company accounts for stock-based awards established by the fair market value of the instrument using the Black-Scholes option pricing model utilizing certain weighted average assumptions including stock price volatility, expected term and risk-free interest rates, as of the grant date. In accordance with U.S. GAAP, for stock-based awards with defined vesting, the Company recognizes compensation expense over the requisite service periods, when designated milestones have been achieved or when pre-defined performance conditions are met. The Company estimates forfeitures at the time of grant and revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from such estimates. Based on limited historical experience of forfeitures, the Company estimated future unvested forfeitures at 0% for all periods presented. Historically, the Company has issued restricted common stock units subject to vesting to executives or third parties as compensation for services rendered. Such stock awards are valued at fair market value on the effective date of the Company’s obligation.

The Company also issues stock options or warrants to directors, employees, consultants and advisors for various services. The Black-Scholes option pricing model, as described more fully above, is used to measure the fair value of the equity instruments on the date of issuance. The Company recognizes the compensation expense associated with the equity instruments over the requisite service or vesting period.

Debt

The Company has historically issued promissory notes at a discount and has incurred direct debt issuance costs. Debt discount and issuance costs are netted against the debt and amortized over the life of the convertible promissory note in accordance with ASC 470-35, Debt Subsequent Measurement.

Offering Costs

The Company periodically incurs direct incremental costs associated with the sale of equity securities as fully described in Note 7. The costs are recorded as a component of equity upon receipt of the proceeds.

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

The table below shows the number of shares of common stock issuable upon the exercise, vesting or conversion of outstanding options, warrants, unvested restricted stock units (including those subject to performance conditions), convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the three and six months ended November 30, 2021 and November 30, 2020:

	Three and six months ended November 30,
(in thousands)	2021	2020
Stock options, warrants & unvested restricted stock units	73,223	82,796
Convertible notes payable	12,000	12,000
Convertible preferred stock	34,089	31,490

Income Taxes

The Company computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

The Company’s net tax expense for the three and six months ended November 30, 2021 and November 30, 2020, was zero. The Company’s effective tax rate of 0% differed from the statutory rate of 21% because the Company has a full valuation allowance as of November 30, 2021 and May 31, 2021, as management does not consider it more likely than not that the benefits from the net deferred taxes will be realized.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard improves areas of U.S. GAAP by removing certain exceptions permitted by ASC 740 and clarifying existing guidance to facilitate consistent application. The Company adopted ASU 2019-12 on June 1, 2021. The adoption of ASU 2019-12 did not impact the Company’s statement of financial condition, results of operations, cash flows, or financial statement disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company adopted ASU No. 2020-06 on June 1, 2021 and it was effective for the fiscal year beginning June 1, 2021. The adoption of ASU No. 2020-06 did not affect the Company’s statement of financial condition, results of operations, cash flows or financial statement disclosures.

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

Inventories, net of reserves, as of November 30, 2021 and May 31, 2021 are presented below:

(in thousands)	November 30, 2021	May 31, 2021
Raw materials	$22,536	$28,085
Work-in-progress	66,021	65,394
Total	$88,557	$93,479

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

The Company is working with new consultants to cure the BLA deficiencies and resubmit the BLA in order to enable the FDA to perform their substantive review. The Company commenced its resubmission of the BLA in July 2021. In November 2021 it resubmitted the non-clinical and manufacturing sections of the BLA, and currently expects to complete the resubmission process with the resubmission of the clinical section of the BLA in the first calendar quarter of 2022. The Company anticipates that when the FDA completes their review, leronlimab will be approved and market acceptance of leronlimab as a treatment for HIV will be forthcoming, enabling us to realize the amount of pre-launch inventory on-hand prior to shelf-life expiration. Accordingly, management believes the Company will realize future economic benefit in excess of the carrying value of its pre-launch inventory.

The expiration of remaining shelf-life of the Company’s inventories consists of the following as of November 30, 2021 (in thousands):

Expiration period ending November 30,	Remaining shelf-life	Raw materials	Work-in-progress bulk drug product	Work-in-progress finished drug product in vials	Total inventories
2022	0 to 12 months	$21,014	$-	$-	$21,014
2023	13 to 24 months	1,078	-	-	1,078
2024	25 to 36 months	1,902	-	29,143	31,045
2025	37 to 48 months	192	-	24,315	24,507
2026	49 to 60 months	695	-	-	695
Thereafter	61 or more months	157	12,563	-	12,720
Total inventories		25,038	12,563	53,458	91,059
Inventories reserved		(2,502)	-	-	(2,502)
Total inventories, net		$22,536	$12,563	$53,458	$88,557

When the remaining shelf-life of drug product inventory is less than 12 months, it is likely that it will not be accepted by potential customers. However, as inventories approach their shelf-life expiration, the Company may perform additional stability testing to determine if the inventory is still viable, which can result in an extension of its shelf-life. Further, in addition to performing additional stability testing, certain raw materials inventory may be sold in its then current condition prior to reaching expiration. If the Company determines it is not likely shelf-life will be able to be extended or the inventory cannot be sold prior to expiration, the Company will write-down the inventory to its net realizable value. During the three and six months ended November 30, 2021, the Company reserved for inventory write-downs of approximately $0.7 million and $1.8 million, respectively, which were related to current and future estimated obsolescence of raw materials. During the three and six months ended November 30, 2020, the Company did not reserve for any write-down of inventory. These expenses are included in research and development expense.

In addition, during the three and six months ended November 30, 2021, the Company wrote-off inventory which had not been previously reserved for of approximately $1.0 million and $1.5 million, respectively, which related to expired raw materials not previously reserved for and untested vialed drug product used for clinical purposes. During the three and six months ended November 30, 2020, the Company recognized inventory write-offs of approximately $4.8 million, which related to abnormal spoilage and manufacturing errors committed by the contract manufacturer during the manufacturing process. These expenses are included in research and development expense.

Note 4. Accounts Payable and Accrued Liabilities

As of November 30, 2021 and May 31, 2021, the accounts payable balance was approximately $58.0 million and $65.9 million, respectively. As of November 30, 2021 and May 31, 2021, two of the Company’s vendors accounted for approximately 63% and 20% and 72% and 14%, respectively, of the total balance of accounts payable and accrued liabilities.

The components of accrued liabilities were as follows as of November 30, 2021 and May 31, 2021:

	As of
(in thousands)	November 30, 2021	May 31, 2021
Accrued compensation and related expense	$796	$4,005
Accrued legal settlement and fees	1,401	11,008
Accrued other liabilities	4,457	4,060
Total accrued liabilities	$6,654	$19,073

As of November 30, 2021, the approximately $1.4 million of accrued legal settlement and fees related entirely to accrued legal fees. As of May 31, 2021, the approximately $11.0 million of accrued legal settlement and fees was comprised of approximately $10.6 million related to legal settlements, and the remaining amount related to accrued legal fees.

Note 5. Convertible Instruments and Accrued Interest

Convertible Preferred Stock

Series D Convertible Preferred Stock

As of November 30, 2021, the Company had authorized 11,737 shares of Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), of which 8,452 shares were outstanding. The Series D Certificate of Designation provides, among other things, that holders of Series D Preferred Stock shall be entitled to receive, when and as declared by the Company’s Board of Directors (the “Board”) and out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series D Preferred Stock, which is $1,000 per share (the “Series D Stated Value”). Any dividends paid by the Company will first be paid to the holders of Series D Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series D Preferred Stock are cumulative, and will accrue and be compounded annually, whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor. There are no sinking fund provisions applicable to the Series D Preferred Stock. The Series D Preferred Stock does not have redemption rights. Dividends, if declared by the Board, are payable to holders in arrears on December 31 of each year. Subject to the provisions of applicable Delaware law, the holder may elect to be paid in cash or in restricted shares of common stock at the rate of $0.50 per share. As of November 30, 2021 and May 31, 2021, the accrued dividends were approximately $1.5 million, or approximately 3.0 million shares of common stock, and approximately $1.1 million, or approximately 2.2 million shares of common stock, respectively.

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

Series C Convertible Preferred Stock

As of November 30, 2021, the Company had authorized 8,203 shares of Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), of which 8,203 shares were outstanding. The Series C Certificate of Designation provides, among other things, that holders of Series C Preferred Stock shall be entitled to receive, when and as declared by the Board and out of any assets at the time legally available therefor, cumulative dividends at the rate of ten percent (10%) per share per annum of the stated value of the Series C Preferred Stock, which is $1,000 per share (the “Series C Stated Value”). Any dividends paid by the Company will be paid to the holders of Series C Preferred Stock prior and in preference to any payment or distribution to holders of common stock. Dividends on the Series C Preferred Stock are cumulative, and will accrue and be compounded annually, whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor. There are no sinking fund provisions applicable to the Series C Preferred Stock. The Series C Preferred Stock does not have redemption rights. Dividends, if declared by the Board, are payable to holders in arrears on December 31 of each year. Subject to the provisions of applicable Delaware law, the holder may elect to be paid in cash or in restricted shares of common stock at the rate of $0.50 per share. As of November 30, 2021 and May 31, 2021, the accrued dividends were approximately $1.9 million, or approximately 3.9 million shares of common stock, and approximately $1.5 million, or approximately 3.0 million shares of common stock, respectively.

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

Series B Convertible Preferred Stock

As of November 30, 2021, the Company had authorized 400,000 shares of Series B Preferred Stock, of which 19,000 shares were outstanding. Each share of the Series B Preferred Stock is convertible into ten (10) shares of the Company’s common stock. Dividends are payable to the Series B Preferred stockholders when and as declared by the Board at the rate of $0.25 per share per annum. Such dividends are cumulative and accrue whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor. At the option of the Company, dividends on the Series B Preferred Stock may be paid in cash or shares of the Company’s common stock, valued at $0.50 per share. The holders of the Series B Preferred Stock can only convert their shares to shares of common stock if the Company has sufficient authorized shares of common stock at the time of conversion. The Series B Preferred Stock has liquidation preferences over the common shares at $5.00 per share, plus any accrued and unpaid dividends. Except as provided by law, the Series B holders have no voting rights. As of November 30, 2021 and May 31, 2021, the undeclared dividends totaled $7,316 or 14,631 shares of common stock, and approximately $17,800, or approximately 35,500 shares of common stock, respectively.

Convertible Notes and Accrued Interest

The following schedule sets forth the outstanding balances associated with each convertible note and related accrued interest as of November 30, 2021 and May 31, 2021:

	As of November 30, 2021					As of May 31, 2021
(in thousands)	November 2020 Note	April 2, 2021 Note		April 23, 2021 Note	Total	November 2020 Note	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$-	$19,500		$28,500	$48,000	$13,500	$28,500	$28,500	$70,500
Less: Unamortized debt discount and issuance costs	-	(1,613)		(2,440)	(4,053)	(1,204)	(3,232)	(3,317)	(7,753)
Convertible notes payable, net	-	17,887	-	26,060	43,947	12,296	25,268	25,183	62,747
Accrued interest on convertible notes	-	1,866		1,804	3,670	1,258	447	302	2,007
Outstanding convertible notes payable, net and accrued interest	$-	$19,753		$27,864	$47,617	$13,554	$25,715	$25,485	$64,754

The following schedule sets forth a rollforward of the outstanding balance of convertible notes, including accrued interest, from May 31, 2021 to November 30, 2021:

(in thousands)	November 2020 Note	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance May 31, 2021	$13,554	$25,715	$25,485	$64,754
Consideration received	-	-	-	-
Amortization of issuance discount and costs	98	821	877	1,796
Interest expense accrued	192	1,419	1,502	3,113
Cash repayments	-	-	-	-
Conversions	-	-	-	-
Fair market value of shares exchanged for repayment	(18,495)	(11,514)	-	(30,009)
Debt extinguishment loss	4,651	3,312	-	7,963
Outstanding balance November 30, 2021	$-	$19,753	$27,864	$47,617

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

Interest accrued on the outstanding balance of the November 2020 Note at an annual rate of 10%. The November 2020 Note was secured by all the assets of the Company, excluding the Company’s intellectual property. The outstanding balance of the November 2020 Note was convertible into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the November 2020 Note.

In addition, the Company was obligated to make monthly payments to reduce the outstanding balance of the November 2020 Note. During the year ended May 31, 2021 and subsequent to the issuance of the November 2020 Note, the Company and the institutional investor entered into separately negotiated agreements whereby portions of the November 2020 Note were partitioned into new notes, and the November 2020 Note was reduced by the balance of the new notes. The new notes were exchanged concurrently with issuance for shares of the Company’s common stock. Please refer to Note 5, Convertible Instruments, in the Company’s 2021 Form 10-K for additional discussion.

On June 11, 2021, June 21, 2021 and June 30, 2021, in partial satisfaction of the June 2021 debt redemption amount on the November 2020 Note, the Company and the investor entered into separately negotiated exchange agreements, pursuant to which the November 2020 Note was partitioned into new notes (the “June 2021 Partitioned Notes”) with a principal balance equal to $6.0 million. The Company and the holder of the November 2020 Note agreed to defer the remaining $1.5 million June 2021 debt redemption amount. The outstanding balance of the November 2020 Note was reduced by the June 2021 Partitioned Notes, and the Company and the investor exchanged the June 2021 Partitioned Notes for approximately 4.2 million shares of the Company’s common stock.

On July 14, 2021 and July 27, 2021, in partial satisfaction of the July 2021 debt reduction amount, the Company and the November 2020 Note holder entered into exchange agreements, pursuant to which the November 2020 Note was partitioned into new notes (the “July 2021 Partitioned Notes”) with a principal amount equal to $4.0 million. The Company and the holder of the November 2020 Note agreed to defer the remaining $3.5 million July 2021 debt redemption amount. The outstanding balance of the November 2020 Note was reduced by the July 2021 Partitioned Notes. The Company and the investor exchanged the July 2021 Partitioned Notes for approximately 3.3 million shares of common stock.

On August 4, 2021, August 16, 2021 and August 30, 2021, in partial satisfaction of the August 2021 debt reduction amount, the Company and the November 2020 Note holder entered into exchange agreements, pursuant to which the remaining principal and accrued balance of the November 2020 Note was partitioned into new notes (the “August 2021 Partitioned Notes”) with a principal amount equal to approximately $4.9 million. The Company and the holder of the November 2020 Note agreed to defer the remaining approximately $2.6 million August 2021 debt reduction amount. The Company and the investor exchanged the August 2021 Partitioned Notes for approximately 4.4 million shares of common stock. Following the redemption, the November 2020 Note was fully satisfied and there is no outstanding balance as of November 30, 2021.

In connection with the June 2021 Partitioned Notes, July 2021 Partitioned Notes, and August 2021 Partitioned Notes, the Company analyzed the restructured notes for potential requirement of debt extinguishment accounting under ASC 470-50-40-10, Debt Modifications and Extinguishments. The Company concluded that debt extinguishment accounting treatment was necessary and, accordingly, recorded aggregate debt extinguishment loss of approximately $4.7 million for the six months ended November 30, 2021, as the difference between the fair market value of the shares issued and the carrying value of the debt retired, which included the amortization of the relative debt discount and issuance costs.

Amortization of debt discounts and issuance costs associated with the November 2020 Note during the three and six months ended November 30, 2021 amounted to zero and approximately $0.1 million, respectively, recorded as interest expense.

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

Interest accrues on the outstanding balance of the April 2, 2021 Note at an annual rate of 10%. Upon the occurrence of an event of default, interest will accrue at the lesser of 22% per annum or the maximum rate permitted by applicable law. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 2, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10% or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 2, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021 and incorporated by reference.

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

In addition, beginning in May 2021 and for each of the following five months, the Company is obligated to reduce the outstanding balance of the April 2, 2021 Note by $7.5 million per month. Payments under the November 2020 Note and the April 23, 2021 Note described below may be applied toward the payment of each monthly debt reduction amount. These payments are not subject to the 15% prepayment premium, which would otherwise be triggered if the Company were to make payments against such notes exceeding the allowed maximum monthly redemption amount.

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

In September 2021, the Company and the holder of the April 2, 2021 Note agreed to defer the September 2021 debt redemption amount of $7.5 million.

On October 5, 2021 and October 21, 2021, in partial satisfaction of the October 2021 debt reduction amount, the Company and the April 2, 2021 Note holder entered into exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “October 2021 Partitioned Notes”) with a principal amount equal to $5.0 million. The Company and the holder of the April 2, 2021 Note agreed to defer the remaining October 2021 debt redemption amount of $2.5 million. The outstanding balance of the April 2, 2021 Note was reduced by the October 2021 Partitioned Notes. The Company and the investor exchanged the October 2021 Partitioned Notes for approximately 3.9 million shares of common stock.

On November 2, 2021 and November 16, 2021, in partial satisfaction of the November 2021 debt reduction amount, the Company and the April 2, 2021 Note holder entered into exchange agreements, pursuant to which the remaining principal and accrued balance of the April 2, 2021 Note was partitioned into new notes (the “November 2021 Partitioned Notes”) with a principal amount equal to approximately $4.0 million. The Company and the holder of the April 2, 2021 Note agreed to defer the remaining approximately $3.5 million November 2021 debt reduction amount. The Company and the investor exchanged the November 2021 Partitioned Notes for approximately 4.2 million shares of common stock.

In connection with the October 2021 and November 2021 Partitioned Notes, the Company analyzed the restructured notes for potential requirement of debt extinguishment accounting under ASC 470-50-40-10, Debt

Modifications and Extinguishments. The Company concluded debt extinguishment accounting treatment to be necessary and accordingly recorded aggregate debt extinguishment loss of approximately $3.3 million for the three months ended November 30, 2021, as the difference between the fair market value of the shares issued and the carrying value of the debt retired, which included the amortization of the relative debt discount and issuance costs.

Amortization of debt discounts and issuance costs associated with the April 2, 2021 Note during the three and six months ended November 30, 2021 was approximately $0.4 million and $0.8 million, respectively. The unamortized discount and issuance costs balance for the April 2, 2021 Note is approximately $1.6 million as of November 30, 2021. The accrued interest balance for the April 2, 2021 Note is approximately $1.9 million as of November 30, 2021, which included approximately $1.4 million of interest expense for the six months ended November 30, 2021. The carrying value on the April 2, 2021 Note, including accrued interest, as of November 30, 2021, was approximately $19.8 million.

The Company filed a Registration Statement on Form S-3 (Registration No. 333-258944) with the SEC on August 19, 2021, which was declared effective on October 6, 2021, registering a number of shares of common stock sufficient to convert the entire principal balance of the April 2, 2021 Note and the April 23, 2021 Note.

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

Amortization of debt discounts and issuance costs associated with the April 23, 2021 Note during the three and six months ended November 30, 2021 was approximately $0.4 million and $0.9 million, respectively. The unamortized discount and issuance costs balance for the April 23, 2021 Note was approximately $2.4 million as of November 30, 2021. The accrued interest balance for the April 23, 2021 Note was approximately $1.8 million at November 30, 2021, which included approximately $1.5 million of interest expense for the six months ended November 30, 2021. The carrying value on the April 23, 2021 Note, including accrued interest, as of November 30, 2021, was approximately $27.9 million.

Note 6. Equity Awards and Warrants

The Company has one active stock-based equity plan at November 30, 2021, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”), and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding. The 2012 Plan covered a total of 50 million shares of common stock at May 31, 2021. Effective June 1, 2021, the amount covered and available shares under the 2012 Plan increased by approximately 6.3 million shares due to a provision in the 2012 Plan under which the total number of shares available to be issued automatically increases on the first day of each fiscal year in an amount equal to 1% of the total outstanding shares on the last day of the prior fiscal year, unless the Board determines otherwise before the fiscal yearend. As of November 30, 2021, there were approximately 18.8 million shares remaining available for future stock-based grants under the 2012 Plan.

Stock Options and Other Equity Awards

During the six months ended November 30, 2021, the Company granted stock options covering a total of approximately 11.0 million shares of common stock to employees with exercise prices ranging from $1.32 to $2.23 per share. These stock options vest in three installments and have a ten-year term and a grant date fair value of between $0.93 and $1.71 per share.

During the six months ended November 30, 2021, the Company issued approximately 0.5 million shares of common stock in connection with the exercise of stock options. The stated exercise price was between $0.63 and $1.06 per share, which resulted in aggregate gross proceeds of approximately $0.4 million to the Company.

During the six months ended November 30, 2021, the Company issued approximately 0.4 million shares of common stock in connection with the vesting of performance stock units (“PSUs”) awarded in June 2020. The PSUs were subject to the Compensation Committee’s determination of the level of achievement of certain performance conditions set forth in the respective award agreements. The original awards covered a total of 4.35 million PSUs, of which approximately 3.9 million PSUs were forfeited. In connection with the approximate 0.4 million shares of common stock that vested, the Company recognized approximately $1.3 million in stock-based compensation expense in the fourth quarter of fiscal year 2021.

During the six months ended November 30, 2021, the Company issued approximately 0.4 million shares of common stock in connection with the time-based vesting of restricted stock units (“RSUs”). The Company incurred $0.3 million in stock-based compensation expense during the six months ended November 30, 2021 related to RSUs. Also, during the six months ended November 30, 2021, certain members of management received shares of fully vested common stock in lieu of a portion of their cash bonus for services in fiscal year 2021 totaling approximately 0.2 million shares of common stock. The Company recognized $0.3 million of expense for these shares in lieu of cash bonus during the fourth quarter of fiscal year 2021.

Warrants

In connection with private warrant exchange agreements entered into during the six months ended November 30, 2021, the Company issued a total of approximately 7.9 million shares of common stock in connection with the exercise of warrants for the purchase of 3.5 million shares issued in 2018 and 2019. The stated exercise prices of the original warrants ranged from $0.40 to $1.00 per share. Gross and net proceeds of the private warrant exchange transactions totaled approximately $6.4 million.

Compensation expense related to stock options and warrants for the three and six months ended November 30, 2021 totaled approximately $2.1 million and $4.7 million, respectively, and for the three and six months ended November 30, 2020 totaled approximately $3.4 million and $5.5 million, respectively. Additionally, during the six months ended November 30, 2021, the Company settled a dispute in part by the issuance of warrants covering 1.6 million shares of common stock that expire in seven years and have a stated exercise price of $0.40 per share.

The following table represents stock option and warrant activity as of and for the six months ended November 30, 2021:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data)	shares	exercise price	life in years	value
Options and warrants outstanding May 31, 2021	61,573	$0.95	4.40	$68,756
Granted	20,151	$1.97	—	—
Exercised	(5,654)	$0.71	—	—
Forfeited or expired and cancelled	(6,443)	$0.83	—	—
Options and warrants outstanding November 30, 2021	69,627	$1.05	4.61	$31,184
Outstanding exercisable November 30, 2021	59,807	$0.87	3.51	$30,747

As of November 30, 2021, approximately 13.9 million outstanding stock options were vested, approximately 13.7 million outstanding stock options were unvested, and all outstanding warrants were exercisable.

Note 7. Private Equity Securities Offerings

Private Warrant Exchanges

During the three and six months ended November 30, 2021, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased shares of common stock at exercise prices ranging from $0.40 to $1.00 per share. The Company issued approximately 3.5 million shares of common stock under the original warrants, as well as additional shares as an inducement to exercise their warrants, for a total of approximately 7.9 million shares of common stock. Aggregate gross and net proceeds from the private warrant exchange were approximately $6.4 million. In connection with these transactions, the Company recognized $4.7 million and $5.2 million of inducement interest expense for the three and six months ended November 30, 2021, respectively. Also see Note 6 above.

Private Placement of Shares of Common Stock and Warrants

During the six months ended November 30, 2021, the Company issued in a private placement to accredited investors a total of approximately 16.7 million shares of common stock, together with warrants to purchase a total of approximately 4.2 million shares of common stock at exercise prices ranging from $1.00 to $1.80 per share. The warrants have a five-year term and are immediately exercisable. The securities were issued with a combined purchase price of between $1.00 and $1.80 per fixed combination of one share of common stock and one quarter of one warrant to purchase one share of common stock, for total gross and net proceeds to the Company of approximately $18.8 million.

The representations, warranties and covenants contained in the subscription agreements were made solely for the benefit of the parties to the subscription agreements. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the subscription agreements and not as statements of fact, and (ii) may apply standards of materiality that are different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the subscription agreements only provide information to investors regarding the terms of the private placement, and do not provide investors with any other factual information regarding the Company. Stockholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts regarding or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of each subscription agreement, which subsequent information may or may not be fully reflected in public disclosures. A form of the subscription agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021 and is incorporated herein by reference.

Private Placement of Common Stock and Warrants through Placement Agent

During the six months ended November 30, 2021, the Company issued in a private placement to accredited investors an aggregate of approximately 11.4 million shares of common stock, together with warrants to purchase an aggregate of approximately 5.0 million shares of common stock at an exercise price of $1.00 per share. The securities were issued at a combined purchase price of $1.00 per fixed combination of one share of common stock and three-tenths of one warrant to purchase one share of common stock, for aggregate gross and net proceeds to the Company of approximately $11.4 million and $10.0 million, respectively. The warrants have a five-year term and are immediately exercisable. A copy of the form of warrant was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021, and is incorporated herein by reference. See Exhibit 10.1 to this report for a copy of the form of subscription agreement used in the private placement. The foregoing summary of the terms of the forms of warrant and subscription agreement is subject to, and qualified in its entirety by, such documents.

The representations, warranties and covenants contained in the subscription agreements were made solely for the benefit of the parties to the subscription agreements. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the subscription agreements and not as statements of fact and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, inclusion of the form of subscription agreement as an exhibit to this report is intended only to provide investors with information regarding the terms of transaction, and not to provide investors with any other factual information regarding the Company. Stockholders should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the subscription agreements, which subsequent information may or may not be fully reflected in public disclosures.

As a fee to the placement agent, the Company agreed to pay a cash fee equal to 12% of the gross proceeds received from qualified investors in the offering, as well as a one-time non-accountable expense fee of $50,000 in the aggregate for all closings in this offering. The Company also agreed to grant the placement agent, or its designees, warrants with an exercise price of $1.00 per share and a 10-year term to purchase 12% of the total number of shares of common stock sold to qualified investors in the offering.

Note 8. Acquisition of Patents and Intangibles

The following table presents intangible assets as of November 30, 2021 and May 31, 2021, inclusive of patents:

(in thousands)	November 30, 2021	May 31, 2021
Leronlimab (PRO 140) patent	$3,500	$3,500
ProstaGene, LLC intangible asset acquisition, net of impairment	2,926	2,926
Website development costs	20	20
Gross carrying value	6,446	6,446
Accumulated amortization, net of impairment	(5,293)	(4,793)
Total amortizable intangible assets, net	$1,153	$1,653

Amortization expense related to all intangible assets was approximately $0.2 million and $0.5 million and $0.5 million and $1.0 million for the three and six months ended November 30, 2021 and 2020, respectively. The Company recognized an impairment charge of approximately $10.0 million related to the ProstaGene, LLC intangible asset acquisition during the third quarter of the year ended May 31, 2021. See the Company’s 2021 Form 10-K for additional discussion.

The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives as of November 30, 2021:

Fiscal Year (in thousands)	Amount
2022 (6 months remaining)	$221
2023	217
2024	85
2025	85
Thereafter	545
Total	$1,153

Note 9. License Agreements

The Company has two license agreements with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab material. The Company accrues annual license fees of £0.6 million (approximately $0.8 million utilizing current exchange rates), which fees are payable annually in December. Future annual license fees and royalty rate will vary depending on whether the Company manufactures leronlimab, utilizes the third-party licensor as a contract manufacturer, or utilizes an independent party as a contract manufacturer. The licensor does not charge an annual license fee when it serves as the manufacturer. In addition, the Company will incur royalties of up to 0.75% to 2.0% of net sales, depending on who serves as the manufacturer, when the Company commences its first commercial sale; such royalties will continue for the duration of the license agreement. As of November 30, 2021, the Company accrued expense of approximately $0.4 million related to this arrangement and as of May 31, 2021 the Company recorded a prepaid asset of approximately $0.1 million related to this agreement.

Note 10. Commitments and Contingencies

Commitments with Samsung BioLogics Co., Ltd. (“Samsung”)

In April 2019, the Company entered into an agreement with Samsung, pursuant to which Samsung will perform technology transfer, process validation, manufacturing, and supply services for the commercial supply of leronlimab effective through calendar year 2027. In 2020, the Company entered into an additional agreement, pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval inspection, and commercial supply of leronlimab. Samsung is obligated to procure necessary raw materials for the Company and manufacture a specified minimum number of batches, and the Company is required to provide a rolling three-year forecast of future estimated manufacturing requirements to Samsung that are binding. On January 6, 2022,

Samsung provided written notice to the Company of the Company’s material breach of the parties’ Master Services and Project Specific Agreements for failure to pay approximately $13.5 million due on December 31, 2021. This amount was included in accounts payable at November 30, 2021. Under the agreements, the Company has 45 days to make commercially reasonable efforts to commence curing the breach. If such steps have not been taken during the cure period, Samsung may terminate the agreements upon 45 days’ notice. Management has communicated to Samsung its intent to commence curing the breach prior to the expiration of the cure period. The future commitments pursuant to these agreements are estimated as follows:

Fiscal Year (in thousands)	Amount
2022 (6 months remaining)	$21,271
2023	113,790
2024	106,140
2025	14,400
Total	$255,601

Commitments with Contract Research Organization (“CRO”)

The Company has entered into project work orders, as amended, for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties that would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to approximately $0.2 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from a low of approximately $20 thousand to an approximate high of approximately $0.6 million.

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

As of November 30, 2021, the Company did not record any legal accruals related to the outcomes of the matters described below.

September 2020 Washington Shareholder Derivative Lawsuit

On September 10, 2020, the same certain stockholders of the Company (the “Plaintiffs”), which previously filed a derivative action in the Delaware Court of Chancery on April 24, 2020, filed another derivative action against CEO Nader Z. Pourhassan, Ph.D. claiming that he had violated Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to certain personal stock transactions in the Company’s common stock. The parties filed cross-motions to dismiss. On March 12, 2021, the U.S. District Court for the Western District of Washington (the “U.S. District Court”) granted Dr. Pourhassan’s motion to dismiss with prejudice. On April 9, 2021, the Plaintiffs filed a Notice of Appeal to the Ninth Circuit Court of Appeals appealing the decision of the U.S. District Court. The Plaintiffs filed their opening brief with the Ninth Circuit on July 8, 2021. Dr. Pourhassan filed a response brief on September 8, 2021. The Plaintiffs filed a reply brief on October 29, 2021. The court has stated that it will decide the appeal based on the briefs and the record without oral argument.

Pestell Employment Dispute

On July 25, 2019, the Company’s Board terminated the employment of Dr. Pestell, the Company’s former Chief Medical Officer, for cause pursuant to the terms of Dr. Pestell’s employment agreement. On August 22, 2019, Dr. Pestell filed a lawsuit in the U.S. District Court for the District of Delaware (Pestell v. CytoDyn Inc., et al.), against the Company, its Chief Executive Officer and the Chairman of the Board, alleging breach of the employment agreement, a failure to pay wages and defamation, among other claims, and seeking damages related to severance entitlements for a non-cause termination under the employment agreement and a stock restriction agreement, among other relief. The treatment of those entitlements, including severance and, together with approximately 0.4 million unvested stock options and 8.3 million shares of unvested restricted common stock, in each case granted or issued on November 16, 2018 and which vest ratably over three years or upon a non-cause termination, are expected to be determined by the outcome of this litigation. Dr. Pestell also seeks damages in connection with his alleged inability to liquidate the equity at issue since his termination, and as a result of the alleged defamation. On November 2, 2020, the Court dismissed Dr. Pestell’s wage claims with prejudice and the Company’s Chief Executive Officer and the Chairman of the Board were dismissed from the proceeding. The Company filed its answer and counterclaims thereafter. A bench trial is currently set for April 2022. The Company disputes all of Dr. Pestell’s claims and intends to vigorously defend the action. The Company cannot predict the ultimate outcome and cannot reasonably estimate the potential loss or range of loss, if any, that the Company may incur.

Securities Class Action Lawsuit

On March 17, 2021, a stockholder filed a putative class-action lawsuit in the U.S. District Court for the Western District of Washington against the Company and certain current and former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the Company and certain current and former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA. The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

2021 Shareholder Derivative Lawsuits

On June 4, 2021, a stockholder filed a purported derivative lawsuit against certain of the Company’s current and former officers, certain board members, and the Company as a nominal defendant, in the U.S. District Court for the Western District of Washington (“First Derivative Suit”). The complaint generally alleges the director defendants breached fiduciary duties owed to the Company by allowing the Company to make false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19 and failing to maintain an adequate system of oversight and internal controls. The complaint asserts claims against one or more individual defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint also seeks contribution on behalf of the Company from certain individual defendants for their alleged violations of federal securities laws. The complaint seeks declaratory and equitable relief, an unspecified amount of damages, and attorneys’ fees and costs. On June 25, 2021, a second shareholder derivative lawsuit was filed against the same defendants in the same court (“Second Derivative Suit”), which includes allegations and claims similar to those made in the First

Derivative Suit, adding claims against certain individual defendants based on allegedly false and misleading proxy statement disclosures and for breach of fiduciary duty arising from alleged insider trading, and seeking similar relief as the First Derivative Suit. On August 18, 2021, a third shareholder derivative lawsuit was filed against the same defendants in the same court, which includes allegations and claims similar to those made in the First Derivative Suit and Second Derivative Suit. The court has consolidated these three lawsuits for all purposes (“Consolidated Derivative Suit”). The plaintiffs’ deadline to file a consolidated complaint is January 20, 2022. The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the litigation. In light of the fact that the Consolidated Derivative Suit is in an early stage and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the Consolidated Derivative Suit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

Securities and Exchange Commission and Department of Justice Investigations

The Company has received subpoenas from the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) requesting documents and information concerning, among other matters, leronlimab, the Company’s public statements regarding the use of leronlimab as a potential treatment for COVID-19, HIV, and triple-negative breast cancer, related communications with the FDA, investors, and others, litigation involving former employees, the Company’s retention of investor relations consultants, and trading in the Company’s securities. Certain Company executives have received subpoenas concerning similar issues and may be interviewed by the DOJ or SEC in the future. The SEC informed the Company that its inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

The Company is cooperating fully with these non-public, fact-finding investigations, and as of the date of this filing, the Company is unable to predict the ultimate outcome and cannot reasonably estimate the potential possible loss or range of loss, if any.

September 2021 Delaware Court of Chancery Lawsuit

On September 22, 2021, a putative class-action lawsuit was filed against the Company and its board members in the Delaware Court of Chancery (the “Court”). The complaint generally alleged that Article VI, Section 5 of the Company’s certificate of incorporation, which concerns the removal of directors (“Removal Provision”), violates Delaware law. The plaintiffs requested a ruling that the case may proceed as a class action, a declaration that the Removal Provision is invalid and unenforceable, an order enjoining the defendants from attempting to enforce the Removal Provision, and attorneys’ fees and costs. On January 6, 2022, the Company and the plaintiffs submitted an agreed upon stipulation and proposed order to resolve the matter, asking the Court to enter an order invalidating certain language of the Removal Provision, striking that language from the Removal Provision and deeming it null and void and of no legal effect, and retaining jurisdiction solely for the purpose of adjudicating plaintiffs’ counsel’s anticipated application for an award of attorneys’ fees and reimbursement of expenses.

Amarex Dispute

On October 4, 2021, the Company filed a complaint for declaratory and injunctive relief and motion for a preliminary injunction against NSF International, Inc. and its subsidiary Amarex Clinical Research LLC (“Amarex”), the Company’s former contract research organization (“CRO”). Over the past eight years, Amarex provided clinical trial management services to the Company and managed numerous clinical studies of the Company’s drug product candidate, leronlimab. On December 16, 2021, the U.S. District Court for the District of Maryland issued a preliminary injunction requiring Amarex to provide the Company with access to to all of its materials in the possession of Amarex. The court also granted CytoDyn the right to conduct an audit of Amarex’s work for CytoDyn. The order is subject to the Company’s posting of a $6.5 million bond by January 14, 2022. In order to obtain the bond, the Company will be required to tender $6.5 million in cash as collateral to the surety issuing the bond. If necessary, the Company will seek an extension of the deadline for posting the bond.

The Company simultaneously filed a demand for arbitration with the American Arbitration Association. The arbitration demand alleges that Amarex failed to perform services to an acceptable professional standard and failed to perform certain services required by the parties’ agreements. Further, the demand alleges that Amarex billed the Company for services it did not perform. The Company contends that, due to Amarex’s failures, it has suffered avoidable delays in obtaining regulatory approval of leronlimab and has paid for services not performed. In light of the fact that this dispute is in an early stage, the Company cannot predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss that the Company may incur.

Proxy Contest and Lawsuits

On July 1, 2021, the Company received a notice of nomination dated June 30, 2021, from a group of activist stockholders, Paul A. Rosenbaum, Jeffrey P. Beaty and Arthur L. Wilmes (the “Activists”), purporting to nominate five individuals for election to the Company’s Board of Directors at its 2021 annual meeting of stockholders. On July 30, 2021, the Company informed the Activists that their notice of nomination was invalid due to its failure to comply with the Company’s Amended and Restated By-Laws. On August 5, 2021, the Company filed a lawsuit in the United States District Court for the District of Delaware against the Activists, seeking to enjoin the defendants from misleading stockholders and continuing to wage an illegal proxy contest in light of their faulty nomination notice and violation of various federal securities laws. On September 16, 2021, the Company and the Activists agreed to dismiss the litigation in the United States District Court for the District of Delaware without prejudice if certain additional disclosures about the Activists’ conflicts of interest, sources of funding and agenda were made, for which the Activists filed an amendment to their Schedule 13D. On September 20, 2021, the United States District Court for the District of Delaware ordered the dismissal without prejudice.

On August 26, 2021, the Activists sued the Company in the Delaware Court of Chancery, seeking a declaratory judgment that the nomination notice was valid. On October 13, 2021, the Delaware Court of Chancery ruled that the Company’s Board of Directors properly rejected the nomination notice presented by the Activists and rejected all of their claims, disallowing proxies or votes in favor of their nominees to be recognized at the Company’s 2021 annual meeting. The annual meeting was held on November 24, 2021, at which the Company’s nominees for election as directors were elected.

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

Note 12. Subsequent Events

On December 7, 2021, in partial satisfaction of the December 2021 Debt Reduction Amount, the Company and the April 2, 2021 Note holder entered into an exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “December 7, 2021 Partitioned Note”) with a principal amount of $2.0 million. The outstanding balance of the April 2, 2021 Note was reduced by the December 7, 2021 Partitioned Note. The Company and the investor exchanged the December 7, 2021 Partitioned Note for approximately 2.4 million shares of common stock.

On December 29, 2021, in partial satisfaction of the December 2021 Debt Reduction Amount, the Company and the April 2, 2021 Note holder entered into an exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “December 29, 2021 Partitioned Note”) with a principal amount of $2.0 million. The outstanding balance of the April 2, 2021 Note was reduced by the December 29, 2021 Partitioned Note. The Company and the investor exchanged the December 29, 2021 Partitioned Note for approximately 2.4 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, forward-looking statements within the meaning of Section 21E of the Exchange Act. The words “anticipate,” “believe,” “hope,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions, or the use of future tense, are intended to identify forward-looking statements. These statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the impact of health epidemics including the ongoing COVID-19 pandemic, and information regarding future operations, future capital expenditures and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, (i) the regulatory determinations of leronlimab’s efficacy to treat human immunodeficiency virus (“HIV”) patients with multiple resistance to current standard of care, COVID-19 patients, and metastatic Triple-Negative Breast Cancer (“mTNBC”), among other indications, by the U.S. Food and Drug Administration and various drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third-parties; (v) the Company’s ability to identify patients to enroll in its clinical trials in a timely fashion; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with the Company’s BLA resubmission or other applications for approval of the Company’s drug product, (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation and conduct of the Company’s clinical trials; (ix) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process; (xiii) legal proceedings, investigations or inquiries affecting the Company or its products; (xiv) general economic and business conditions; (xv) changes in foreign, political, and social conditions; (xvi) stockholder actions or proposals with regard to the Company, its management, or its board of directors; and (xvii) various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. For a discussion of the risks and uncertainties that could materially and adversely affect the Company’s financial condition and results of operations, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2021, as amended by Amendment No. 1 filed with the SEC on September 28, 2021 (the “2021 Form 10-K”), as well as those risks and uncertainties identified in Part II, Item 1A of this Form 10-Q.

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

Overview of Our Business

The Company is a late-stage biotechnology company focused on the clinical development and potential commercialization of leronlimab (PRO 140), a CCR5 antagonist to treat HIV infection, and multiple other potential therapeutic indications. Our current business strategy is to resubmit our Biologics License Application (“BLA”) for leronlimab as a combination therapy for highly treatment-experienced HIV patients as soon as possible, as well as to seek approval for other HIV-related indications. We will seek approval for leronlimab as a potential therapeutic benefit for severe-to-critical COVID-19 patients and COVID-19 long-hauler’s indications in the U.S. and Brazil. We plan to advance our clinical trials with leronlimab for various forms of cancer, including among others, our Phase 2 trial for metastatic triple-negative breast cancer (“mTNBC”) and Phase 2 basket trial for 22 solid tumor cancers. We also plan to complete our Phase 2 trial to evaluate NAFLD and liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”) and concurrently explore other immunologic indications for leronlimab.

The target of leronlimab is the immunologic receptor CCR5. The CCR5 receptor is a protein located on the surface of white blood cells that serves as a receptor for chemical attractants called chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation. At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites, promoting further inflammation. The mechanism of action of leronlimab has the potential to block the movement of T-cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. Some disease processes that could benefit from CCR5 blockade include transplantation rejection, autoimmunity, and chronic inflammation such as rheumatoid arthritis and psoriasis.

Due to leronlimab’s mechanism of action (“MOA”), we believe leronlimab may have significant advantages in reducing side effects over other CCR5 antagonists. Prior studies have demonstrated that leronlimab does not cause direct activation of T-cells.

We continue to evaluate strategic licensing opportunities and supply and distribution partnerships and conduct exploratory discussions with third parties for other potential strategies to monetize our assets. As recently completed license and supply and distribution agreements demonstrate, such agreements are country or region-specific and generally are limited to a specific clinical indication for leronlimab.

See Item 1. Business in our 2021 Form 10-K for more information.

Business Highlights & Recent Developments

COVID-19 Clinical Developments

1st Quarter Developments

●	In June 2021, the Company received its first purchase order from Chiral Pharma Corporation (“Chiral”) to treat critically ill COVID-19 patients in the Philippines under a Compassionate Special Permit (“CSP”). This order was fulfilled in August 2021.
●	In June 2021, clinical trial data was unblinded from the Company’s exploratory COVID-19 long-hauler ‘s clinical trial suggesting greater improvement over placebo in the majority of symptoms.
●	In July 2021, the Company was granted a patent by the U.S. Patent and Trademark Office for methods of treating COVID-19.
●	In August 2021, the Company received clearance from Brazil’s ANVISA to commence its Phase 3 trial for severe COVID-19 patients. The trial will be conducted in up to 35 clinical sites with 612 patients. The first patient was treated in this trial in September 2021.

2nd Quarter Developments

●	In September 2021, the Company received two additional purchase orders from Chiral in the aggregate amount of approximately $0.2 million to continue to treat critically ill COVID-19 patients in the Philippines under a CSP. These orders were shipped during the quarter ended November 30, 2021.
●	In September 2021, the Company received clearance from Brazil’s ANVISA to commence its pivotal Phase 3 trial in critically ill COVID-19 patients. The trial will be conducted in up to 22 clinical sites with 316 patients. The first patient was treated in this trial in October 2021.
●	In December 2021, Brazil’s ANVISA agreed to modify the Phase 3 trial for critically ill COVID-19 patients to require a total patient enrollment of 126 patients instead of the previously approved 316 patients and allow for interim efficacy analysis after 51 patients have been treated for 27 days.
●	In December 2021, the Company submitted a protocol to the FDA for a Phase 3 trial evaluating the efficacy and safety of leronlimab in combination with standard of care for critically ill patients with COVID-19 pneumonia with the need for invasive mechanical ventilation or Extracorporeal Membrane Oxygenation. In this trial, up to four weekly 700 mg doses of leronlimab will be administered by intravenous infusion. This trial was designed based on a subgroup analysis of 62 critically ill patients from the Company’s previously completed COVID-19 clinical trial. The FDA has accepted the trial design. The Company is currently finalizing the protocol and will then submit it to the FDA and an Institutional Review Board (“IRB”) for final approval before initiation of the trial.
●	As of January 6, 2022, the Brazilian Phase 3 trials for severe and critically ill COVID-19 patients had enrolled 38 and 6 patients, respectively.

HIV BLA & Clinical Developments

1st Quarter Developments

●	In June 2021, an animal study was published in Nature Communications regarding the use of leronlimab for HIV PrEP.
●	In July 2021, the Company submitted its dose justification draft report to the FDA in connection with the resubmission of its BLA.
●	In August 2021, the Company received guidance from the FDA with regard to its previously submitted HIV BLA draft dose justification report.

2nd Quarter Developments

●	In September 2021, the Company revised its current BLA resubmission completion date from October 2021 to the first calendar quarter of 2022.
●	In October 2021, the FDA accepted a revised rolling review timeline for resubmitting the BLA, allowing for contemporaneous review by the FDA for sections as they are submitted.
●	In November 2021, the Company resubmitted two of the three integral sections of the BLA for review by the FDA, the non-clinical and manufacturing sections. The Company expects to resubmit the third and final clinical section by the end of the first calendar quarter of 2022.

●	In December 2021, the Company submitted a request to the FDA for potential approval of the expanded access use of leronlimab for multi-drug resistance HIV patients. The FDA responded to the Company’s request in December 2021, requesting that the Company provide an updated protocol to permit them to evaluate the request for expanded access. The Company is preparing an updated protocol for submission.

Cancer Clinical Developments

1st Quarter Developments

●	In July 2021, the Company’s Phase 1b clinical trial for mTNBC advanced to Phase 2 of the trial.
●	In July 2021, the Company’s preliminary results from various trials of 30 mTNBC patients suggested decreases in circulating cells and an increase in overall survival at 12 months in certain patients.
●	In August 2021, the Company’s final mTNBC report indicated an increase in 12-month overall survival and 12-month modified progression-free survival in certain patients.

2nd Quarter Developments

●	In October 2021, the Company signed a research agreement with a leading cancer research institution, the University of Texas MD Anderson Cancer Center, to evaluate the potential synergistic therapeutic efficacy of leronlimab in combination with immune checkpoint blockade.
●	In October 2021, the Company updated its results from its various cancer trials with varying doses for the treatment of 28 patients with mTNBC who had failed at least two lines of previous therapy. In November 2021, the Company announced that it had submitted to the FDA an application for Breakthrough Therapy designation for leronlimab as a potential treatment for mTNBC based on the recent data results.
●	In January 2022, the FDA notified the Company that its mTNBC data did not demonstrate a substantial improvement over existing mTNBC therapies; therefore, it could not grant Breakthrough Therapy designation. The FDA indicated that the Company may submit a new request with additional clinical evidence that demonstrates a substantial improvement in second-line treatment of mTNBC over existing therapies. The Company plans to submit a new request, with the additional data from the ongoing trial, when available.
●	In November 2021, Health Canada issued the Company a Letter of Authorization for the emergency use of leronlimab to treat a single patient with mTNBC.

NASH Clinical Developments

2nd Quarter Developments

●	In November and December 2021, interim preliminary results were announced regarding the Company’s Phase 2 NASH, 14-week open-label, 350 mg weekly dose, clinical trial. In January 2022, the Company announced it met its primary endpoint in proton density fat fraction (“PDFF”) and its secondary endpoint in cT1 in this trial. This clinical trial compared the changes from baselines in these endpoints in 22 patients. The Company is evaluating the results of the other part of the trial, in which 50 patients received a 700 mg weekly dose of either leronlimab or a placebo in a double-blind, randomized manner.

Other Clinical Developments

2nd Quarter Developments

●	In November 2021, a research paper was published in Frontiers in Immunology Journal regarding the use of leronlimab and the suggested results of the CCR5 receptor occupancy analysis with regard to increased peripheral blood CCR5+CD4+ T cells.

Corporate Developments

1st Quarter Developments

●	In August 2021, the Company hired Seenu Srinivasan, Ph.D., as Executive Director, CMC Regulatory Affairs, who has 30 years of experience in pharmaceutical drug development. He most recently served as Director of CMC Regulatory Affairs at Regeneron Pharmaceuticals, Inc., where he led the CMC strategy and successfully submitted a monoclonal antibody-based BLA.

2nd Quarter Developments

●	In October 2021, the Company restructured its management team in order to optimize the BLA resubmission process and to advance other clinical developments by appointing its then Chief Operating Officer (“COO”), Christopher Recknor, M.D., to a newly created role of Senior Executive VP of Clinical Operations, and its then Chief Technology Officer (“CTO”), Nitya Ray, Ph.D., to serve as both COO and CTO.
●	In October 2021, the Company hired Alok Krishen, M.S., as Sr. Director, Head of Biostatistics, who has over 35 years of experience in biostatistics in the pharmaceutical industry. His experience includes biostatistical support for design and conducting clinical trials, data interpretation and reporting, regulatory submissions to the FDA and European regulatory agencies, and post-approval data exploration. Mr. Krishen is extensively published in clinical research and statistical journals. He most recently served as Director, Biostatistics at Parexel International. Before Parexel, he held positions of increasing responsibility for a combined 32 years at GlaxoSmithKline and Baxter Healthcare.
●	In November 2021, the Company held its 2021 Annual Meeting at which the stockholders approved all four proposals submitted to a vote:
o	The election of six directors to serve on the Board of Directors until the 2022 Annual Meeting of Stockholders, including Scott A. Kelly, M.D., Nader Z. Pourhassan, Ph.D., Jordan G. Naydenov, Lishomwa C. Ndhlovu, M.D., Ph.D., Harish Seethamraju, M.D. and Tanya Durkee Urbach.
o	The ratification, on an advisory basis, of the selection of Warren Averett, LLC as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2022.
o	The approval, on an advisory basis, of the Company’s named executive officer compensation.
o	The approval of a proposal to amend the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 800,000,000 to 1,000,000,000.
●	In December 2021, Dr. Seethamraju stepped down from the Company’s Board of Directors due to pre-existing professional commitments, but agreed to join the Company’s Scientific Advisory Board.
●	In December 2021, the Company hired John Andrews, Ph.D., as Executive Director, Clinical Regulatory Affairs, who has over 35 years of experience in pharmaceutical drug development, including developing antiviral and other drugs in oncology and cardiovascular and pulmonary diseases. John has extensive experience in global regulatory submissions, including presentations to CDER and CBER. He has been published in the infectious disease area and an invited speaker at FDA advisory panels. Before joining the Company, he was a clinical regulatory consultant. He worked at Hoffman LaRoche/Genentech, Chiltern (currently LabCorp), and Burroughs Wellcome, where he contributed to developing the first drug to treat AIDS.
●	In December 2021, the Company hired Darshana Jani, M.S., as Vice President, Clinical Biosciences, who has over 25 years of industry experience in pharmaceutical drug development, including designing and developing a variety of regulatory compliant biological and bioanalytical methods and assay platforms in therapeutic areas for hematology, oncology, neurology, and auto-immune disease. She has successfully contributed to numerous IND and BLA submissions in the U.S. and internationally. Ms. Jani has published multiple papers in clinical pharmacology. She has been invited as a speaker and chair to various sessions at international scientific conferences. She most recently served as Director/Head, Global Bioanalysis and Biomarker Development, Translational Sciences and Clinical Affairs at Agenus, Inc. Before Agenus, she held positions of increasing responsibility for a combined 27 years at Pfizer, Biogen, MedImmune, and Genzyme.

Results of Operations for the three and six months ended November 30, 2021 and November 30, 2020

The following table sets forth the results of operations for the three and six months ended November 30, 2021 and November 30, 2020 respectively:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
		(Revised) (1)				(Revised) (1)
Total revenue	$225	$—	$225	100%	$266	$—	$266	100%
Total cost of goods sold	52	—	52	100%	53	—	53	100%
Gross margin	173	—	173	100%	213	—	213	100%
Operating expenses:
General and administrative	16,203	7,551	8,652	115%	23,820	17,426	6,394	37%
Research and development	9,040	16,446	(7,406)	(45)%	22,824	31,738	(8,914)	(28)%
Amortization and depreciation	252	506	(254)	(50)%	528	1,011	(483)	(48)%
Total operating expenses	25,495	24,503	992	4%	47,172	50,175	(3,003)	(6)%
Operating loss	(25,322)	(24,503)	(819)	(3)%	(46,959)	(50,175)	3,216	6%
Other income (expense):
Loss on extinguishment of convertible notes	(3,312)	(4,169)	857	21%	(7,963)	(4,169)	(3,794)	(91)%
Legal settlement	—	—	—	—%	(1,941)	—	(1,941)	(100)%
Interest expense:
Finance charges	(1,024)	(231)	(793)	(343)%	(1,059)	(137)	(922)	(673)%
Amortization of discount on convertible notes	(793)	(1,243)	450	36%	(1,745)	(2,582)	837	32%
Amortization of debt issuance costs	(23)	(15)	(8)	(53)%	(51)	(19)	(32)	(168)%
Inducement interest expense	(4,704)	(4,217)	(487)	(12)%	(5,232)	(7,562)	2,330	31%
Interest on convertible notes payable	(1,426)	(1,047)	(379)	(36)%	(3,112)	(1,613)	(1,499)	(93)%
Total interest expense	(7,970)	(6,753)	(1,217)	(18)%	(11,199)	(11,913)	714	6%
Loss before income taxes	(36,604)	(35,425)	(1,179)	(3)%	(68,062)	(66,257)	(1,805)	(3)%
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(36,604)	$(35,425)	$(1,179)	(3)%	$(68,062)	$(66,257)	$(1,805)	(3)%
(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

Product revenue

Revenue recognized was approximately $225.0 thousand and $266.0 thousand for the three and six months ended November 30, 2021, respectively, compared to none in the same periods of 2020. Revenue was related to the fulfillment of orders under a CSP in the Philippines for the treatment of COVID-19 patients, pursuant to an April 2021 exclusive supply and distribution agreement granting Chiral the right to distribute and sell up to 200,000 vials of leronlimab through April 15, 2022.

Cost of goods sold (“COGS”) and Gross margin

COGS was approximately $52.0 thousand and $53.0 thousand for the three and six months ended November 30, 2021, respectively, compared to none in the comparable periods of 2020. This resulted in a 76.9% and 80.1% gross margin for the three and six months ended November 30, 2021, respectively. FDA approval has not been received for leronlimab and the inventory sold was previously expensed as research and development expense due to its being manufactured prior to the commencement of the manufacturing of commercial grade pre-launch inventories, which are capitalized. Therefore, COGS consists only of the costs of packaging and shipping of the vials, including related customs and duties. When inventories manufactured prior to the manufacturing of pre-launch inventories are fully depleted and commercial grade pre-launch inventories for which manufacturing costs have been capitalized are sold, it is expected that COGS will significantly increase and gross margin will significantly decrease.

Operating expenses

The future trends in expenses will be driven largely by the outcomes of clinical trials and their related effect on research and development expenses, general and administrative expenses, professional fees, legal proceedings, and the manufacturing of new commercial leronlimab. We require a significant amount of additional capital and our ability to continue to fund operations will continue to depend on our ability to raise such capital. See, in particular, “Capital Requirements” and “Going Concern” below and Item 1A in our 2021 Form 10-K and Part II Item 1A in this Form 10-Q.

General and administrative (“G&A”) expenses

G&A expenses consist of all employee-related costs, stock-based compensation expense, legal fees, professional fees, insurance, and other corporate expense. G&A expenses consisted of the following for the periods presented:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Salaries, benefits, and other compensation	$1,850	$1,525	$325	21%	$2,235	$4,981	$(2,746)	(55)%
Stock-based compensation	2,060	3,423	(1,363)	(40)	4,657	7,115	(2,458)	(35)
Legal fees	9,206	1,359	7,847	577	11,557	2,580	8,977	348
Other	3,087	1,244	1,843	148	5,371	2,750	2,621	95
Total general and administrative	$16,203	$7,551	$8,652	115%	$23,820	$17,426	$6,394	37%

G&A expenses increased approximately $8.7 million, or 115%, for the three months ended November 30, 2021 compared to the same period from 2020. The increase was primarily driven by increased legal and other fees, which were partially offset by decreased stock-based compensation expense. The increase in legal fees was primarily related to legal fees associated with the proxy contest and lawsuits, SEC and DOJ investigations, the Pestell employment dispute, and the Amarex dispute. Additionally, the increase in other G&A expense was primarily due to increased insurance premiums, costs associated with the annual meeting, and outsourced consulting and recruiting services.

G&A expenses increased approximately $6.4 million, or 37%, for the six months ended November 30, 2021 compared to the same period from 2020. The increase was primarily driven by increased legal fees and other G&A expense, which were partially offset by decreased employee-related costs. The increase in legal fees was primarily related to the proxy contest, SEC and DOJ investigations, the Pestell employment dispute, and the Amarex dispute. The increase in other G&A expense was primarily due to increased insurance premiums, costs associated with the annual meeting, and outsourced consulting and recruiting services. The reduction in salaries, benefits and other compensation was attributable to a reduction in bonuses and the reclassification of previously accrued incentive compensation to stock-based compensation due to the compensation being issued in stock, offset by an increase in severance costs related to the termination of employees and salaries and benefits. The decrease in stock-based compensation includes a partial offset related to the previously described reclassification.

Research and development (“R&D”) expenses

R&D expenses include the costs of clinical trials, non-clinical, Chemistry, Manufacturing and Controls (“CMC”), regulatory and license and patent fees. R&D expenses consisted of the following for the periods presented:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Clinical	$5,598	$6,896	$(1,298)	(19)%	$14,661	$16,456	$(1,795)	(11)%
Non-Clinical	511	67	444	663	675	1,038	(363)	(35)
CMC	2,696	9,287	(6,591)	(71)	7,019	13,814	(6,795)	(49)
License and patent fees	235	196	39	20	469	430	39	9
Total research and development	$9,040	$16,446	$(7,406)	(45)%	$22,824	$31,738	$(8,914)	(28)%

For the six months ended November 30, 2021, R&D expenditures were primarily devoted to: (1) COVID-19 clinical trials, (2) NASH clinical trial, (3) HIV extension studies which continue to provide leronlimab to patients who have successfully completed a trial, (4) clinical trials for oncology and other immunology indications, (5) HIV BLA resubmission, and (6) CMC activities related to clinical and commercialization inventories, including expenses associated with the write-off of and reserving for the write-down of inventory.

For the three months ended November 30, 2021, R&D expenses decreased approximately $7.4 million, or 45%, compared to the same period from 2020. The decrease was primarily due to decreased CMC related activities and clinical trial expenses, offset by slight increases in non-clinical expenses and license and patent fees. The reduction in CMC expense was related to decreased manufacturing activity related to the commercialization of leronlimab. The reduction in clinical expenses was primarily attributable to decreased expenses associated with the various clinical trials related to HIV extension studies, COVID-19, and oncology, and the packaging and shipping of leronlimab, which were partially offset by increases related to conducting NASH trials and costs related to resubmission of our HIV BLA.

For the six months ended November 30, 2021, R&D expenses decreased approximately $8.9 million, or 28%, compared to the same period from 2020. The decrease was due to lower CMC, clinical trial and non-clinical expenses. The reduction in CMC expense was due to decreased manufacturing activity tied to the commercialization of leronlimab. The decrease in clinical expenses was primarily attributable to reduced expenses associated with the various clinical trials related to COVID-19, HIV extension studies, and oncology, and the packaging and shipping of leronlimab, which were partially offset by an increase in clinical trial costs related to NASH and costs related to resubmission of our HIV BLA. The reduction in non-clinical expenses was attributable to decreased activity associated with non-clinical studies.

We expect future R&D expenses to be dependent on the timing of our BLA resubmission and potential FDA approval, the timing of FDA clearance, if any, of our pivotal trial protocol for leronlimab as a monotherapy for HIV patients, clinical and regulatory activities related to COVID-19, and clinical activities related to NASH, oncology and immunology trials, along with the outcome of the studies for several other indications.

Amortization and depreciation expenses

Amortization and depreciation expense for the three and six months ended November 30, 2021 and November 30, 2020 was approximately $0.3 million and $0.5 million, and $0.5 million and $1.0 million, respectively. The decrease of approximately $0.3 million, or 50%, and $0.5 million, or 48%, for the three and six month periods, respectively, was attributable to an impairment charge related to an intangible asset recorded in the third quarter of fiscal year 2021, which reduced the amortization of intangibles.

Loss on extinguishment of convertible notes

For the three and six months ended November 30, 2021 and November 30, 2020, we recognized a non-cash loss on the extinguishment of convertible notes of approximately $3.3 million and $4.2 million, and $8.0 million and $4.2 million, respectively. The losses resulted from separate and independently negotiated note payment settlements in which certain debt was agreed to be settled in exchange for shares issued at a price less than the closing price for the date of the respective transactions. The original underlying convertible notes were entered into on November 10, 2020 and April 2, 2021. The November 10, 2020 note was fully retired during the six months ended November 30, 2021.

Legal Settlement

For the three and six months ended November 30, 2021, we incurred approximately zero and $1.9 million, respectively, in legal settlement expense. We did not recognize any legal settlement expense during the comparable periods of fiscal 2021. The legal settlement expense consisted of a $0.2 million cash payment and approximately $1.7 million of non-cash expense related to the issuance of warrants in connection with a negotiated settlement of a dispute with a placement agent.

Interest expense

Interest expense includes finance charges, non-cash amortization of the discount on convertible notes, non-cash amortization of debt issuance costs, non-cash inducement interest expense, and interest on convertible notes payable. Interest expense consisted of the following for the periods presented:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
		(Revised) (1)				(Revised) (1)
Finance charges	$1,024	$231	$793	343%	$1,059	$137	$922	673%
Amortization of discount on convertible notes	793	1,243	(450)	(36)	1,745	2,582	(837)	(32)
Amortization of debt issuance costs	23	15	8	53	51	19	32	168
Inducement interest expense	4,704	4,217	487	12	5,232	7,562	(2,330)	(31)
Interest on convertible notes payable	1,426	1,047	379	36	3,112	1,613	1,499	93
Total interest expense	$7,970	$6,753	$1,217	18%	$11,199	$11,913	$(714)	(6)%
(1)	See Note 2, “—Correction of Immaterial Misstatements in Prior Period Financial Statements”.

For the three months ended November 30, 2021, interest expense increased $1.2 million, or 18%, compared to the same period of fiscal year 2021. The increase was primarily driven by an increase in non-cash inducement interest expense related to private warrant exchanges that occurred during the three months ended November 30, 2021. Additionally, there were increases in finance charges associated with vendor trade payables and interest on convertible notes. These increases were offset in part by a decrease in non-cash amortization of discount on convertible notes.

For the six months ended November 30, 2021, interest expense decreased by $0.7 million, or 6%, compared to the same period of fiscal year 2021. The decrease was primarily driven by decreases in non-cash inducement interest expense related to a private warrant exchange and amortization of discount on convertible notes. These decreases were offset in part by increases in interest on convertible notes and finance charges associated with vendor trade payables.

Fluctuations in Operating Results

The Company’s operating results may fluctuate due to a number of factors, such as the timing of product manufacturing activities and inventory related shelf lives, patient enrollment or completion rates in various trials, potential amendments to clinical trial protocols, and legal proceedings and related outcomes. We periodically conduct offerings to raise capital, which can create various forms of non-cash interest expense or amortization of issuance costs. Further, we periodically negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash loss or gain upon extinguishment of debt. In addition, in prior years, we had derivative liabilities tied to certain securities that included a contingent cash settlement provision that can vary substantially from period to period, creating a non-cash charge or benefit.

Liquidity and Capital Resources

Cash

The Company’s cash position of approximately $8.9 million as of November 30, 2021 decreased by $25.1 million, when compared to the balance of approximately $33.9 million at May 31, 2021. This decrease was primarily caused by $60.6 million in cash used in operating activities, partially offset by $35.6 million in cash provided by financing activities. See Going Concern below for discussion around the Company’s ability to continue to fund operations and satisfy its payment obligations and commitments.

	Six months ended November 30,		Change
(in thousands)	2021	2020	$
Net cash (used in) provided by:
Net cash (used in) operating activities	$(60,632)	$(61,119)	$487
Net cash (used in) investing activities	$(13)	$(77)	$64
Net cash provided by financing activities	$35,577	$76,311	$(40,734)

Cash used in operating activities

Net cash used in operating activities totaled approximately $60.6 million during the six months ended November 30, 2021, representing an improvement of approximately $0.5 million over the comparable period a year ago. The decrease in net cash used in operating activities was due primarily the change in our net loss, working capital fluctuations, and changes in our non-cash expenses, all of which are highly variable.

Cash used in investing activities

Net cash used in investing activities was immaterial for the six months ended November 30, 2021, compared to the six months ended November 30, 2020.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $35.6 million during the six months ended November 30, 2021, a decrease of approximately $40.7 million from net cash provided by financing activities during the six months ended November 30, 2020. The decrease in net cash provided from financing activities was primarily attributable to a decrease in proceeds received from convertible notes of $50.0 million, and stock option and warrant transactions and exercises of approximately $20.8 million. These decreases were partially offset by increased proceeds of approximately $27.8 million from the sale of common stock and warrants.

Inventory

The Company’s pre-launch inventories consist of raw materials purchased for commercial production and work-in-progress inventory related to the substantially completed commercial production of pre-launch inventories of leronlimab to support the Company’s expected approval of the product as a combination therapy for HIV patients in the United States. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. See Note 2, Summary of Significant Accounting Policies – Inventory, and Note 3, Inventories, for further discussion of the capitalization of pre-launch inventories.

The Company’s inventory position as of November 30, 2021 was approximately $88.6 million, net of an approximate $2.5 million reserve, decreased approximately $4.9 million when compared to a balance of approximately $93.5 million as of May 31, 2021, net of an approximate $0.7 million reserve. During the six months ended November 30, 2021, the decrease in inventory was primarily related to $2.5 million of raw materials returned, approximately $1.8 million reserved for current and future estimated obsolescence of raw materials, and approximately $1.5 million related to the write-off of expired raw materials not previously reserved for and untested vialed drug product used for clinical purposes, offset by inventory purchases of approximately $1.3 million. As of November 30,

2021 the raw materials balance was approximately $22.5 million, net of an approximate $2.5 million reserve, and the total work-in-progress was approximately $66.0 million. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $12.6 million and $53.5 million, respectively, of work-in-progress inventory.

Convertible debt

A summary of our convertible debt arrangements is included in Note 5, Convertible Instruments, of the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

April 2, 2021 Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. The outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $19.8 million as of November 30, 2021.

April 23, 2021 Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. The outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $27.9 million as of November 30, 2021.

Common stock

We have 1,000.0 million authorized shares of common stock. As of November 30, 2021, we had approximately 685.4 million shares of common stock outstanding, approximately 44.9 million shares of common stock issuable upon the exercise of warrants, approximately 3.0 million shares reserved for unissued warrants, approximately 34.1 million shares of common stock issuable upon conversion of convertible preferred stock and undeclared dividends, approximately 25.3 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, approximately 18.8 million shares of common stock reserved for issuance pursuant to future stock-based awards under our equity incentive plan, and approximately 12.0 million shares of common stock reserved and issuable upon conversion of outstanding convertible notes. As a result, as of November 30, 2021, we had approximately 176.4 million unreserved authorized shares of common stock available for issuance.

Commitments and Contingencies

Commitments with Samsung BioLogics Co., Ltd. (“Samsung”)

In April 2019, the Company entered into an agreement with Samsung, pursuant to which Samsung will perform technology transfer, process validation, manufacturing, and supply services for the commercial supply of leronlimab effective through calendar year 2027. In 2020, the Company entered into an additional agreement, pursuant to which Samsung will perform technology transfer, process validation, vial filling and storage services for clinical, pre-approval inspection, and commercial supply of leronlimab. Samsung is obligated to procure necessary raw materials for the Company and manufacture a specified minimum number of batches, and the Company is required to provide a rolling three-year forecast of future estimated manufacturing requirements to Samsung that are binding. On January 6, 2022,

Samsung provided written notice to the Company of the Company’s material breach of the parties’ Master Services and Project Specific Agreements for failure to pay approximately $13.5 million due on December 31, 2021. An additional approximate $22.8 million is due under the agreements on January 31, 2022. These amounts are included in accounts payable at November 30, 2021. Under the agreements, the Company has 45 days to make commercially reasonable efforts to commence curing the breach. If such steps have not been taken during the cure period, Samsung may terminate the agreements upon 45 days’ notice. Management has communicated to Samsung its intent to commence curing the breach prior to the expiration of the cure period. The future commitments pursuant to these agreements are estimated as follows:

Fiscal Year (in thousands)	Amount
2022 (6 months remaining)	$21,271
2023	113,790
2024	106,140
2025	14,400
Total	$255,601

Commitments with Contract Research Organization (“CRO”)

The Company has entered into project work orders, as amended, for each of our clinical trials with our CRO and related laboratory vendors. Under the terms of these agreements, the Company incurs execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties that would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to approximately $0.2 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from a low of approximately $20 thousand to an approximate high of approximately $0.6 million.

Legal Proceedings

The Company is a party to various legal proceedings. As of November 30, 2021, we were not party to any material pending legal proceedings, other than those described in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual or if an accrual has not been made, could be material to the Company’s consolidated financial statements. As of November 30, 2021, the Company had not recorded any accruals related to the outcome of the matters described in Note 10, Commitments and Contingencies—Legal Proceedings.

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

In December 2019, the Company entered into a Commercialization and License Agreement and a Supply Agreement with Vyera (together the “License Agreements”), under which the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in humans in the United States. The License Agreements gave Vyera the right to assign its rights and obligations under the agreements to an affiliate of Vyera. In October 2020, Vyera assigned the License agreements to SevenScore Pharmaceuticals, which in turn assigned them to Regnum Corp. in December 2021. Vyera, SevenScore and Regnum are each controlled by their parent Phoenixus AG.

The License Agreements, as assigned, provide that, pursuant to the terms and subject to the conditions set forth therein, Regnum will, at its cost, use commercially reasonable efforts to commercialize leronlimab for treatment of HIV in the United States. CytoDyn retains the right to license leronlimab for uses in the United States for purposes other than the treatment of HIV and for any purposes outside the United States.

The License Agreements obligate Regnum to pay the Company up to approximately $87.0 million upon the achievement of certain sales and regulatory milestones. Certain milestones are subject to reduction if not achieved within an agreed-upon timeframe. Regnum may also pay the Company additional potential milestone payments upon the regulatory approval of leronlimab for certain subsequent indications in the field. Whether a particular subsequent indication qualifies for an additional milestone payment will be determined in good faith by the parties. In addition, during the Royalty Term, as defined in the License Agreements, but, in any event, a period of not less than 10 years following the first commercial sale under the License Agreements, Regnum is obligated to pay the Company a royalty equal to 50% of Regnum’s gross profit margin from product sales (defined in the License Agreements as “Net Sales”). The royalty is subject to reduction during the Royalty Term after patent expiry and expiry of regulatory exclusivity. Following expiration of the Royalty Term, Regnum has non-exclusive rights to commercialize the product. Regnum has the right to terminate the License Agreements (i) upon written notice to CytoDyn on or after December 19, 2021 and prior to the Company’s receipt of approval from the FDA of the BLA for the manufacture and sale of leronlimab for HIV, (ii) if Regnum fails to achieve certain aggregate Net Sales (as defined in the License Agreements) of leronlimab during the period beginning on the date of first commercial sale and ending on the date that is two years from the date of the first commercial sale, and (iii) with 180 days’ prior written notice, at Regnum’s convenience following the second anniversary of the first commercial sale of leronlimab.

Regulatory Matters

FDA Refusal to File Letter on HIV BLA Submission

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment experienced HIV patients. The FDA informed the Company the BLA did not contain certain information needed to complete a substantive review and therefore, the FDA would not file the BLA. In particular, the FDA informed the Company that the receptor occupancy analysis performed by its third-party laboratory was not properly performed, and would be required to be resubmitted, and the Company would need to correct certain administrative submission deficiencies. The FDA’s request does not require any additional clinical trials to be conducted. Subsequent to the Refusal to File letter, the Company received further clarification on the BLA’s deficiencies. The Company has engaged a leading global healthcare diagnostic company, along with an expanded team of subject matter expert consultants, to conduct the receptor occupancy analysis necessary in order to resubmit the BLA. The Company began to resubmit the BLA in July 2021. In November 2021 it resubmitted the non-clinical and manufacturing sections of the BLA, and currently expects to complete the resubmission process with the resubmission of the clinical section of the BLA in the first calendar quarter of 2022.

Going Concern

As reported in the accompanying financial statements, during the six months ended November 30, 2021 and November 30, 2020, the Company incurred net losses of approximately $68.1 million and $66.3 million, respectively. The Company has had limited to no activities that produced revenue in the periods presented and has sustained operating losses since inception.

We currently require and will continue to require a significant amount of additional capital to fund operations and pay our liabilities and commitments, and our ability to continue as a going concern is dependent on our ability to raise such additional capital, commercialize our product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, it may need to scale back operations and/or slow CMC-related activities, which could materially delay commercialization initiatives and its ability to achieve profitability. The Company’s failure to raise additional capital could also affect its relationships with key vendors, disrupting its ability to timely execute its business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional and non-traditional financing sources. As of the date of this filing, the Company has approximately 176.4 million shares of common stock authorized and unreserved and available for issuance under its certificate of incorporation, as amended.

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities or other debt financing, the related transaction documents could contain covenants restricting its operations. On April 2 and April 23, 2021, the Company entered into long-term convertible notes that are secured by all of our assets (excluding our intellectual property), and include certain restrictive provisions, including limitations on incurring additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Please refer to the matters discussed under Item 1A in our 2021 Form 10-K and Item 1A. in Part II of this Form 10-Q.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of November 30, 2021, these factors, among several others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Estimates

Our critical accounting estimates are those estimates that require the most significant judgments and estimates in presenting the Company’s consolidated financial statements. The Company evaluates its estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our 2021 Form 10-K and Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The application of our critical accounting policies require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities. As of November 30, 2021, we had $8.9 million in cash and cash equivalents. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and the low risk profile of its investment, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash.

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

Since November 2019, our common stock has experienced periods of elevated volatility in trading. Grants of stock options and compensatory warrants during 2022 will continue to reflect increased expected volatility in the estimation of grant date fair value of stock options that would result in a higher value and related stock-based compensation expense for these awards when compared to prior years.

Additionally, we periodically negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash loss or gain upon extinguishment of debt as the price of our common stock fluctuates. If we continue to enter into these settlements, the increased levels of volatility in our common stock trading price will result in increased dilution and extinguishment gains or losses.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that, as of November 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three and six months ended November 30, 2021, we identified an error that resulted in revisions to additional paid-in capital and non-cash inducement interest expense beginning in fiscal year 2018 through the three months ended August 31, 2021. The error relates to a pre-existing model used to calculate non-cash inducement interest expense designed to calculate inducement interest expense specific to modification of a warrant term (e.g., extension of the term or modification of exercise price) without settling the instrument. However, starting in fiscal year 2018 and to date, inducements have been primarily structured to be a settlement of the warrant, not a modification. We believe the failure to identify these errors on a timely basis resulted from a material weakness related to the evaluation of complex accounting issues due to staffing constraints and lack of technical expertise.

In connection with the identification of the material weakness in our internal control over financial reporting, we continue to evaluate, design and implement controls and procedures to address this weakness. In recent periods, we have entered into consulting arrangements for external resources and have hired additional personnel with accounting skills to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting. To date, resources have been added in each of these specific areas, and we intend to continue these arrangements and to further supplement internal personnel. We also are enhancing risk assessment and monitoring controls to ensure that control activities are appropriately designed, implemented and operating effectively and have engaged an external accounting firm to assist with this process. A material weakness in internal control over financial reporting is a matter that may require some period of time to correct. We will continue to evaluate, design and implement policies and procedures to address the material weakness, including enhancing accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company.

Changes in Internal Control Over Financial Reporting

Other than the changes to date described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

For a description of pending material legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Our cash reserves are extremely low, requiring that we raise substantial additional financing to satisfy our current payment obligations and to fund our operations.

We must raise substantial additional funds in the near term to meet our payment obligations and fund our operations. This funding may not be available on acceptable terms or at all. If we fail to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our clinical trials or postpone our regulatory submissions and commercialization initiatives, which would adversely affect our business, financial condition, and stock price. If we deplete our cash reserves, we may have no choice but to discontinue our operations and liquidate our assets.

We are required to post a $6.5 million bond in the dispute with our former contract research organization, which requires us to provide cash collateral to secure the full amount of the bond.

As discussed in Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the court issued an injunction requiring Amarex to provide the Company with access to the databases and other information Amarex acquired in the course of providing services to the Company with regard to its clinical trials. As a condition to the injunction, the court ordered the Company to post a $6.5 million bond to cover a portion of disputed invoices for services in the related arbitration. To obtain the bond, the Company must tender $6.5 million in cash as collateral to the surety issuing the bond. If the Company is unable to provide the collateral in a timely fashion, its ability to review the databases and related information that Amarex holds may be delayed, potentially for several months or longer, resulting in additional delays in completion of the BLA resubmission process.

We have received notice of a material breach of our payment obligations to Samsung, which could result in termination of our agreements for manufacturing of our drug product and related services by Samsung.

On January 6, 2022, Samsung, one of our contract manufacturing organizations, sent written notice to the Company that it had materially breached its agreements with Samsung by failing to pay approximately $13.5 million due on December 31, 2021. An additional $22.8 million is due under the agreements on January 31, 2022. These amounts are included in accounts payable at November 30, 2021. Under the agreements, the Company has 45 days to make commercially reasonable efforts to commence curing the breach. If such steps have not been taken during the cure period, Samsung may terminate the agreements upon 45 days’ notice. Management intends to and has communicated to Samsung its intent to commence curing the breach prior to the expiration of the cure period. See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 and “Commitments and Contingencies” in Part I, Item 2 of this Form 10-Q for additional information.

Additional delays in the completion of the resubmission of our BLA may substantially hinder our efforts to commercialize our drug product and decrease stockholder value.

In September 2021, we notified the FDA of an expected delay in the completion of resubmission of our BLA for the use of leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The delay was caused by what we believe to be performance failures by our former contract research organization, coupled with the additional time for a new team to address the deficiencies. We currently expect to complete our BLA resubmission process during the first calendar quarter of 2022. This timing will further delay receipt of FDA approval, if any, of the use of our drug product in HIV patients, and the related achievement of our strategic goals with regard to the marketing and sale of our drug product in the U.S., including the realization of significant revenues from the commercialization of leronlimab. It will also give other pharmaceutical companies additional time to develop drugs intended to address similar patient needs, which may place us at a competitive disadvantage. We may need to write down the value of our inventories due to obsolescence and likely will need to obtain significant additional funding to continue our business operations, which may not be available on acceptable terms, if at all. It may also lead to reduced investor confidence in our company, which may adversely affect the market price of our common stock and decrease stockholder value.

Our Commercialization and License Agreement with Vyera was assigned in December 2021 to Regnum Corp., which has no operations and virtually no assets.

Our Commercialization and License Agreement with Vyera (the “License Agreement”), under which it had exclusive rights to commercialize leronlimab for use with HIV patients in the U.S., gave Vyera the right to assign its rights and obligations under the agreement to an affiliate of Vyera. In October 2020, Vyera assigned the agreement to SevenScore Pharmaceuticals, which in turn assigned the agreement to Regnum Corp. in December 2021. Vyera, SevenScore and Regnum are each affiliates controlled by their parent Phoenixus AG. Phoenixus acquired Regnum in April 2021; at September 30, 2021, Regnum had $4,000 in assets and had no operations or revenues during the nine months ended September 30, 2021. Regnum likely will require a significant infusion of capital to fund its obligations under the License Agreement following approval by the FDA, if any, of the use of leronlimab in the treatment of HIV patients. See “Licensing” in Part I, Item 2 of this Form 10-Q for additional information regarding the License Agreement.

We have identified a material weakness in our internal control over financial reporting as of November 30, 2021, which could, if not remediated, result in material misstatements in or untimely reporting of our financial results which could lead to substantial additional costs and an adverse impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal quarter, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for each fiscal year. Management determined that, as of November 30, 2021, we had a material weakness in our internal control over financial reporting and that, accordingly, our disclosure controls and procedures were ineffective. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in connection the preparation of our financial statements for the three and six months ended November 30, 2021, we identified an error that resulted in revisions to additional paid-in capital and non-cash inducement interest expense beginning in fiscal year 2018 through the three months ended August 31, 2021. We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, potentially resulting in substantial additional costs for accounting and legal fees, shareholder litigation and a decline in our stock price. See Part I, Item 4 of this Form 10-Q for additional information regarding the material weakness in our internal control over financial reporting.

Our business, operating results and financial condition could be negatively affected as a result of actions by activist investors.

On October 20, 2021, the Delaware Court of Chancery denied a motion by a group of investors (the “Activist Group”) that had purported to nominate five nominees for election to the Company’s Board of Directors (the “Board”) at the 2021 Annual Meeting of Stockholders (the “Annual Meeting”). As a result, the Activist Group was unable to nominate their slate and the Board’s six nominees for election as directors were elected at the Annual Meeting. Although the Activist Group was unsuccessful in its proxy contest, similar actions may occur in the future.While the Company welcomes the opinions of all stockholders, responding to demands, litigation, proxy contests or other initiatives by activist investors may divert the attention of our Board, management team, and employees from their regular duties and the pursuit of business opportunities to enhance stockholder value. Such actions may also cause our existing or potential customers, employees, strategic partners and stockholders to have questions or doubts about the future direction of the Company and may provide our competitors with an opportunity to exploit these concerns. Such circumstances could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

As described in Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, on January 7, 2022, the Delaware Court of Chancery entered an order that declared that a portion of Article VI, Section 5, of the Company’s certificate of incorporation was null and void and of no legal effect under Delaware law. The order was entered pursuant to a stipulation submitted by the Company and the plaintiffs in a putative class-action lawsuit filed on September 22, 2021, to resolve the matter. As a result of the court order, the language in brackets below was stricken:

“5. Removal. Subject to the rights, if any, of any series of Preferred Stock to elect Directors and to remove any Director whom the holders of any such stock have the right to elect, any Director (including persons elected by Directors to fill vacancies in the Board of Directors) may be removed from office [(i) only with cause and (ii)] only by the affirmative vote of the holders of at least a majority in voting power of the shares then entitled to vote at an election of Directors.”.

The Company intends to file a certificate of amendment with the Secretary of State of the State of Delaware pursuant to the Delaware General Corporation Law to cause the amendment of Article VI, Section 5, to reflect removal of the bracketed language.

Item 6. Exhibits.

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended November 24, 2021.	X

10.1	Form of Subscription Agreement.		8-K	10.1	11/23/2021

31.1	Rule 13a-14(a) Certification by CEO of Registrant.	X

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.	X

32.1	Certification of CEO of the Registrant pursuant to 18 U.S.C. Section 1350.*	X

32.2	Certification of CFO of the Registrant pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: January 10, 2022	/s/ Nader Z. Pourhassan
Nader Z. Pourhassan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 10, 2022	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer
(Principal Financial and Accounting Officer)