Form 10-Q
period 2022-02-28
CytoDyn Inc.
filed 2022-04-11
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

On March 31, 2022, there were 718,319,606 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	February 28, 2022	May 31, 2021
		(Revised) (1)
Assets
Current assets:
Cash	$1,363	$33,943
Restricted cash	1,000	—
Inventories, net	82,668	93,479
Prepaid expenses	6,135	616
Prepaid service fees	1,183	1,543
Total current assets	92,349	129,581
Operating leases - right-of-use asset	570	712
Property and equipment, net	117	134
Intangibles, net	1,043	1,653
Total assets	$94,079	$132,080
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$62,393	$65,897
Accrued liabilities and compensation	9,418	19,073
Accrued interest on convertible notes	4,857	2,007
Accrued dividends on convertible preferred stock	3,635	2,647
Operating leases	136	175
Convertible notes payable, net	35,647	62,747
Total current liabilities	116,086	152,546
Long-term liabilities - operating leases	453	552
Total liabilities	116,539	153,098
Commitments and Contingencies (Note 10)
Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 shares authorized; 19 and 79 shares issued and outstanding at February 28, 2022 and May 31, 2021, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 7 and 8 issued and outstanding at February 28, 2022 and May 31, 2021, respectively	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at February 28, 2022 and May 31, 2021, respectively	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 713,730 and 626,123 issued, and 713,287 and 625,680 outstanding at February 28, 2022 and May 31, 2021, respectively	713	626
Additional paid-in capital	612,905	512,796
Accumulated deficit	(636,078)	(534,440)
Treasury stock, $0.001 par value; 443 at February 28, 2022 and May 31, 2021	—	—
Total stockholders’ deficit	(22,460)	(21,018)
Total liabilities and stockholders' equity	$94,079	$132,080

(1) See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2022	2021	2022	2021
		(Revised) (1)		(Revised) (1)
Revenue:
Product revenue	$—	$—	$266	$—
Total revenue	—	—	266	—
Cost of goods sold:
Cost of goods sold	—	—	53	—
Total cost of goods sold	—	—	53	—
Gross margin	—	—	213	—
Operating expenses:
General and administrative	10,140	7,902	33,960	25,328
Research and development	9,128	12,323	31,952	44,061
Amortization and depreciation	129	511	657	1,522
Intangible asset impairment charge	—	10,049	—	10,049
Total operating expenses	19,397	30,785	66,569	80,960
Operating loss	(19,397)	(30,785)	(66,356)	(80,960)
Interest and other expense:
Interest on convertible notes	(1,187)	(1,257)	(4,299)	(2,870)
Amortization of discount on convertible notes	(637)	(157)	(2,382)	(2,739)
Amortization of debt issuance costs	(19)	(21)	(70)	(40)
Loss on extinguishment of convertible notes	(3,109)	(7,625)	(11,072)	(11,794)
Finance charges	(7,025)	(1)	(8,084)	(138)
Inducement interest expense	(954)	(5,360)	(6,186)	(12,922)
Legal settlement	—	—	(1,941)	—
Total interest and other expense	(12,931)	(14,421)	(34,034)	(30,503)
Loss before income taxes	(32,328)	(45,206)	(100,390)	(111,463)
Income tax benefit	—	—	—	—
Net loss	$(32,328)	$(45,206)	$(100,390)	$(111,463)

Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.15)	$(0.19)
Basic and diluted weighted average common shares outstanding	695,614	577,854	663,373	595,226

(1) See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock			Additional		Accumulated		Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount		paid-in capital		deficit		(deficit) equity
									(Revised) (1)		(Revised) (1)		(Revised) (1)
Balance at May 31, 2021	96	$—	626,123	$626	443		$—		$512,796		$(534,440)		$(21,018)
For the three months ended August 31, 2021:
Issuance of stock for convertible note repayment	—	—	11,816	12	—		—		18,483		—		18,495
Issuance of legal settlement warrants	—	—	—	—	—		—		1,744		—		1,744
Exercise of stock options	—	—	300	—	—		—		189		—		189
Stock issued for incentive compensation and tendered for income tax	—	—	1,014	1	—		—		(1)		—		—
Stock issued for private offering ($1.00 per share)	—	—	2,872	3	—		—		2,869		—		2,872
Private warrant exchange	—	—	1,327	1	—		—		774		—		775
Exercise of warrants	—	—	668	1	—		—		502		—		503
Inducement interest expense related to private warrant exchange	—	—	—	—	—		—		528		—		528
Dividends accrued on Series C and D preferred stock	—	—	—	—	—		—		—		(420)		(420)
Stock-based compensation	—	—	—	—	—		—		2,597		—		2,597
Net loss	—	—	—	—	—		—		—		(31,458)		(31,458)
Balance at August 31, 2021	96	—	644,120	644	443		—		540,481		(566,318)		(25,193)
For the three months ended November 30, 2021:
Issuance of stock for convertible note repayment	—	—	8,162	8	—		—		11,505		—		11,513
Exercise of stock options	—	—	210	—	—		—		200		—		200
Private warrant exchange	—	—	6,593	7	—		—		4,608		—		4,615
Stock issued for private offering ($1.00 - $1.80 per share)	—	—	25,178	25	—		—		27,282		—		27,307
Issuance costs related to stock issued for private offering	—	—	—	—	—		—		(1,418)		—		(1,418)
Conversion of Series B convertible preferred stock to common stock	(60)	—	600	1	—		—		—		—		1
Exercise of warrants	—	—	963	1	—		—		532		—		533
Inducement interest expense related to private warrant exchange	—	—	—	—	—		—		4,704		—		4,704
Dividend declared and paid in common stock on Series B preferred stock ($0.25 per share)	—	—	35	—	—		—		17		(17)		—
Dividends accrued on Series C and D preferred stock	—	—	—	—	—		—		—		(414)		(414)
Stock-based compensation	—	—	—	—	—		—		2,060		—		2,060
Net loss	—	—	—	—	—		—		—		(36,604)		(36,604)
Balance at November 30, 2021	36	—	685,861	686	443		—		589,971		(603,353)		(12,696)
For the three months ended February 28, 2022:
Issuance of stock for convertible note repayment	—	—	17,132	17	—	—	—	—	12,048	—	—	—	12,065
Stock issued for private offering ($0.40 - $1.00 per share)	—	—	6,860	7	—		—		3,545		—		3,552
Conversion of Series C convertible preferred stock to common stock	(1)	—	2,200	2	—		—		(2)		—		—
Exercise of warrants	—	—	11	—	—		—		—		—		—
Modification of previously issued equity	—	—	1,179	1	—		—		953		—		954
Dividend declared and paid in common stock upon conversion of Series C preferred stock ($0.50 per share)	—	—	487	—	—		—		243		—		243
Dividends accrued on Series C and D preferred stock	—	—	—	—	—		—		—		(397)		(397)
Finance charges related to warrant issuance for surety bond backstop agreement	—	—	—	—	—		—		6,585		—		6,585
Stock-based compensation	—	—	—	—	—		—		(438)		—		(438)
Net loss	—	—	—	—	—		—		—		(32,328)		(32,328)
Balance at February 28, 2022	35	$—	713,730	$713	443		$—		$612,905		$(636,078)		$(22,460)

(1)	See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
							(Revised) (1)	(Revised) (1)	(Revised) (1)
Balance at May 31, 2020	109	$—	519,261	$519	286	$—	$372,301	$(375,301)	$(2,481)
For the three months ended August 31, 2020:
Issuance of stock for convertible note repayment	—	—	2,119	2	—	—	9,535	—	9,537
Issuance of legal settlement warrants	—	—	4,000	4	—	—	(4)	—	—
Exercise of stock options	—	—	100	—	—	—	39	—	39
Stock issued for incentive compensation and tendered for income tax	—	—	323	—	156	—	828	—	828
Conversion of Series B preferred stock to common stock	(5)	—	50	—	—	—	—	—	—
Private warrant exchange	—	—	16,544	17	—	—	7,787	—	7,804
Exercise of warrants	—	—	27,928	28	—	—	12,662	—	12,690
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	3,345	—	3,345
Offering costs related to private warrant exchange	—	—	—	—	—	—	(364)	—	(364)
Dividend declared and paid on Series B preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(243)	(243)
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,865	—	2,865
Net loss	—	—	—	—	—	—	—	(30,832)	(30,832)
Balance at August 31, 2020	104	—	570,325	570	442	—	408,994	(406,796)	2,768
For the three months ended November 30, 2020:
Issuance of stock for convertible note repayment	—	—	4,293	4	—	—	11,549	—	11,553
Exercise of stock options	—	—	10	—	—	—	10	—	10
Stock issued for private offering ($1.50 per share)	—	—	667	1	—	—	999	—	1,000
Private warrant exchange	—	—	12,480	13	—		4,583		4,596
Exercise of warrants	—	—	2,504	2	—		1,737		1,739
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	4,217	—	4,217
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	—	(415)	(415)
Stock-based compensation	—	—	—	—	—	—	3,423	—	3,423
Net loss	—	—	—	—	—	—	—	(35,425)	(35,425)
Balance at November 30, 2020	104	—	590,279	590	442	—	435,512	(442,636)	(6,534)
For the three months ended February 28, 2021:
Issuance of stock for convertible note repayment	—	—	4,013	4	—	—	20,500	—	20,504
Exercise of stock options	—	—	2,471	2	—	—	1,778	—	1,780
Conversion of Series B preferred stock to common stock	(8)	—	80	—	—	—	—	—	—
Private warrant exchange	—	—	5,939	6	—	—	3,461	—	3,467
Exercise of warrants	—	—	6,638	7	—	—	3,432	—	3,439
Inducement interest expense related to private warrant exchange	—	—	—	—	—	—	5,360	—	5,360
Offering costs related to private warrant exchange	—	—	—	—	—	—	(131)	—	(131)
Dividends accrued on preferred stock	—	—	—	—	—	—	—	(411)	(411)
Stock-based compensation	—	—	—	—	—	—	1,937	—	1,937
Net loss	—	—	—	—	—	—	—	(45,206)	(45,206)
Balance at February 28, 2021	96	$—	609,420	$609	442	$—	$471,849	$(488,253)	$(15,795)

(1)	See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended February 28,
	2022	2021
		(Revised) (1)
Cash flows from operating activities:
Net loss	$(100,390)	$(111,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	657	1,522
Amortization of debt issuance costs	70	40
Amortization of discount on convertible notes	2,382	2,739
Non-cash warrant issuance cost for legal settlement	1,744	—
Inducement interest expense and non-cash finance charges	14,270	12,922
Inventory reserve and write offs	8,916	4,835
Stock-based compensation	4,219	9,053
Loss on extinguishment of convertible notes	11,072	11,794
Intangible asset impairment charge	—	10,049
Changes in operating assets and liabilities:
Decrease (increase) in inventories	1,895	(79,226)
(Increase) decrease in prepaid expenses	(5,159)	362
(Decrease) increase in accounts payable and accrued expenses	(11,355)	52,606
Net cash used in operating activities	(71,679)	(84,767)
Cash flows from investing activities:
Furniture and equipment purchases	(30)	(100)
Net cash used in investing activities	(30)	(100)
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	5,390	15,371
Proceeds from sale of common stock and warrants, net of issuance costs	33,313	1,000
Proceeds from warrant exercises	1,036	18,647
Payment on convertible notes	—	(950)
Release of restricted cash held in trust for warrant tender offer	—	(10)
Proceeds from stock option exercises	390	1,829
Payment of payroll withholdings related to tender of common stock for income tax withholding	—	(778)
Proceeds from convertible notes payable, net	—	50,000
Dividend declared and paid on Series B preferred stock	—	(243)
Net cash provided by financing activities	40,129	84,866
Net change in cash and restricted cash	(31,580)	(1)
Cash and restricted cash, beginning of period	33,943	14,292
Cash and restricted cash, end of period	$2,363	$14,291
Cash and restricted cash consisted of the following:
Cash	$1,363	$14,291
Restricted cash	1,000	—
Total cash and restricted cash	$2,363	$14,291
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63	$140
Non-cash investing and financing transactions:
Issuance of common stock for principal and interest of convertible notes	$31,001	$29,800
Accrued dividends on convertible Series C and D preferred stock	$988	$1,246
Dividend declared and paid in common stock on Series B and C preferred stock conversions	$260	$—
Common stock issued upon conversion of preferred stock	$2	$—
Common stock issued related to modification of equity agreements	$1	$—

(1) See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2022

(UNAUDITED)

Note 1. Organization

CytoDyn Inc. (together with its wholly own subsidiaries, the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002, under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a late-stage biotechnology company focused on the clinical development of innovative treatments for multiple therapeutic indications based on its product candidate,leronlimab (PRO 140), a novel humanized monoclonal antibody targeting the CCR5 receptor. The Company is studying leronlimab in human immunodeficiency virus (“HIV”), oncology, non-alcoholic steatohepatitis (“NASH”), and coronavirus disease (“COVID-19”). The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiaries, CytoDyn Operations Inc. and Advanced Genetic Technologies, Inc. (“AGTI”); AGTI is a dormant entity.

Leronlimab is being investigated as a viral entry inhibitor for HIV, believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as NASH. Leronlimab is being studied in NASH, oncology, COVID-19, and other therapeutic indications where CCR5 is believed to play an integral role.

The Company capitalizes inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand subject to regulatory approval for commercial sale. The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from its Phase 2b/3 clinical trial for leronlimab as a combination therapy with highly active antiretroviral therapy (“HAART”) for highly treatment-experienced HIV patients, as well as information gathered from meetings with the U.S. Food and Drug Administration (“FDA”) related to its Biologic License Application (“BLA”) for this indication. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The FDA informed the Company the BLA did not contain certain information and data needed to complete a substantive review and therefore, the FDA would not file the BLA. The deficiencies cited by FDA included administrative deficiencies, omissions, corrections to data presentation and related analyses, and clarifications regarding the manufacturing processes. The Company is working with consultants to cure the BLA deficiencies noted and plans to resubmit the BLA as soon as practical. In November 2021, the Company resubmitted the non-clinical and chemistry, manufacturing, and controls (“CMC”) sections of the BLA and is currently reevaluating when it expects to complete the clinical section. As of March 2022, the FDA had commenced its review of the CMC section. The Company is in dispute with its former contract research organization (“CRO”), as described in Note 10, Commitments and Contingencies, Legal Proceedings. Recently, in the context of the litigation, the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA, which the CRO had been withholding. Further, the order granted the Company the right to perform an audit of the CRO’s services. Additionally, the FDA recently placed the HIV program on a partial clinical hold, which may affect the ability to resubmit the BLA. The Company is in the process of evaluating the data, results of the audit, and implications of the partial clinical hold. The Company will update the status of its anticipated resubmission of the clinical section of the BLA once it completes its evaluation. The Company anticipates that when the FDA completes its review of the BLA following completion of the resubmission, leronlimab will be approved, and market acceptance of leronlimab as a treatment for HIV will be forthcoming, enabling the Company to sell the amount of pre-launch inventory on-hand prior to its expiration. Refer to Note 2, Summary of Significant Accounting Policies, Inventories, Note 3, Inventories, net, and Note 10, Commitments and Contingencies, and Part II, Item 2. Regulatory Matters, and Item 1A. Risk Factors for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of CytoDyn Inc. and its subsidiaries and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as amended by Amendment No. 1 filed with the SEC on September 28, 2021 (the “2021 Form 10-K”). The results of operations for the three and nine months ended February 28, 2022, are not necessarily indicative of results to be expected for the entire fiscal year.

Reclassifications

Certain prior year and prior quarter amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not have any effect on the Company’s financial position, results of operations, stockholders’ (deficit) equity, or net cash flows previously reported.

Correction of Immaterial Misstatements in Prior Period Financial Statements

During the preparation of the quarterly financial statements as of and for the period ended November 30, 2021, the Company identified an error in how non-cash inducement interest expense was calculated in previous reporting periods dating back to fiscal year 2018. The original inducement expense model was designed to calculate non-cash inducement interest expense specific to inducements that modified the warrant term (e.g., extension of the term or modification of exercise price) without settling the instrument. However, starting in fiscal year 2018, inducements were primarily structured to result in a settlement of the warrant, not merely a modification of a warrant that would remain outstanding for some period. The error was identified when the model started to calculate a gain on substantially all inducements, which was inconsistent with the economics of the arrangements. The error resulted in an understatement of non-cash inducement interest expense and additional paid-in capital. The Company assessed the materiality of the misstatement in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, as well as SEC Staff Accounting Bulletins No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the misstatement was not material to the Company’s consolidated financial statements for the prior periods and, accordingly, that amendments of previously filed reports were not required. For additional information about this correction refer to Note 2, Summary of Significant Accounting Policies, of the Form 10-Q for the interim period ended November 30, 2021.

Going Concern

The consolidated accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $100.4 million for the nine months ended February 28, 2022 and has an accumulated deficit of $636.1 million as of February 28, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve substantial revenues, and to attain profitability. The Company continues to pursue significant research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future primarily related to its clinical trials. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other traditional sources. However, there can be no assurance, however, that the Company will be successful in these endeavors.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and discussions with the United States Food and Drug Administration (the “FDA”) which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited, to those relating to stock-based compensation, capitalization of pre-launch inventories, reserve for excess and obsolete inventories, revenue recognition, research and development expenses, determination of right of use assets under lease transactions and related lease obligations, commitments and contingencies, and the assumptions used to value warrants, warrant modifications and useful lives for property and equipment and related depreciation calculations. Actual results could differ from these estimates.

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

Contracts with customers are generally in the form of a written purchase order that outlines the promised goods and the agreed upon price. Such orders are often accompanied by a master supply or distribution agreement that establishes the terms and conditions, rights of the parties, delivery terms, and pricing. The Company assesses collectability based on a number of factors, including the creditworthiness of the customer.

For the Company’s sole contract to date, the customer submits purchase orders to purchase of a specified quantity of leronlimab vials; therefore, the delivery of the ordered quantity per the purchase order is accounted for as one performance obligation. The Company does not offer discounts or rebates.

The transaction price is determined based on the agreed upon rates per vial indicated in the purchase order or master supply agreement applied to the quantity of leronlimab vials that the customer requested in the purchase order. As the Company’s contracts include only one performance obligation, the delivery of the product to the customer, all of the transaction price is allocated to the one performance obligation. Therefore, upon delivery of the product quantity equal to the quantity requested in the purchase order, there are no remaining performance obligations. The Company’s shipping and handling activities are considered a fulfillment cost. The Company has elected to exclude all sales and value added taxes from the measurement of the transaction price. The Company has not adjusted the transaction price for significant financing since the time period between the transfer of goods and payment is less than one year.

The Company recognizes revenue at a point in time when control of the products is transferred to the customer. Management applies judgment in evaluating when a customer obtains control of the promised good which is generally when the product is delivered to the customer. The Company’s customer contract includes a standard assurance warranty to guarantee that its products comply with agreed specifications. The Company grants a conditional right of return of product in the customer’s inventory upon an adverse regulatory ruling. The Company continually evaluates the probability of such occurrence. If necessary, the Company will defer revenue recognized based on its estimate of the right of return, which considers the probability that an adverse regulatory ruling will occur and its estimate of product in the customer’s inventory.

Disaggregation of Revenue – The Company’s revenues are derived solely from the sale of leronlimab vials. The Company believes the revenues are presented at the appropriate level of detail in the accompanying consolidated statement of operations.

Contract Assets and Liabilities – The Company’s performance obligations for its contracts with customers are satisfied at a point in time through the delivery of leronlimab vials to its customer. The Company did not have revenues during the nine months ended February 28, 2021 and had $0.3 million in revenues in the nine months ended February 28, 2022. The Company did not have any contract assets or liabilities as of February 28, 2021 or 2022. For all periods presented, the Company did not recognize revenues from amounts that were previously included in a contract liability balance. In addition, for all periods presented, there was no revenue recognized in a reporting period from performance obligations satisfied in previous periods.

Performance Obligations – The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s contract, each unit of product delivered to the customer represents a separate performance obligation; therefore, future deliveries of the product are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Inventories

Previously Expensed Inventories

The Company has recorded revenue related to sales of vials for emergency purposes only, solely to treat critically ill COVID-19 patients in the Philippines under Compassionate Special Permit. Cost of goods sold has been minimal because the vials sold were expensed in prior periods as research and development expense, as they were manufactured prior to the Company’s capitalization of pre-launch inventories as described below. Accordingly, all inventory amounts represent pre-launch inventories, and do not include any inventories previously expensed as research and development expense.

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

The Company values inventory at the lower of cost or net realizable value using the average cost method. Inventories consist of raw materials, bulk drug substance, and drug product in unlabeled vials to be used for commercialization of the Company’s biologic, leronlimab, which is in the regulatory approval process. The consumption of raw materials during production is classified as work-in-progress until saleable. Once it is determined to be in saleable condition, following regulatory approval, inventory is classified as finished goods. Inventory is evaluated for recoverability by considering the likelihood that revenue will be obtained from the future sale of the related inventory considering the status of the product within the regulatory approval process.

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

The Company utilizes resins, a reusable raw material, in its bulk drug manufacturing process. Shelf-life of a resin used in commercial manufacturing of biologics is determined by the number of cycles for which it has been validated to be used in a manufacturing process, before it is considered unusable. Unpacked and unused resins have a manufacturer’s expiration date by which resins are expected to start being used in the manufacturing process without loss of their properties. Prior to a new manufacturing campaign, and between manufacturing campaigns, the resins are removed from storage, are treated and tested for suitability. Once resins are used in the manufacturing process, their shelf-life is measured by a validated predetermined number of manufacturing cycles they are usable for, conditional on appropriate storage solution under controlled environment between production campaigns, as well as by performing pre-production usability testing. Before a manufacturing campaign, each resin is tested for suitability. Regardless of the number of cycles, if a resin fails to meet prespecified suitability parameters it may not be used in manufacturing; likewise even if the resin meets suitability criteria beyond the lifetime cycles, it may no longer be used. The cost of the resins used in a manufacturing campaign is allocated to the cost of the drug product in vials.

The Company evaluates its inventory levels on a quarterly basis and writes down inventory that became obsolete, has a cost in excess of its expected net realizable value, or is in quantities in excess of expected requirements. In assessing the lower of cost or net realizable value for pre-launch inventory, the Company relies on independent analyses provided by third parties knowledgeable about the range of likely commercial prices comparable to current comparable commercial product. Quarterly, the Company also evaluates whether certain raw materials held in its inventory are expected to reach the end of their estimated shelf-lives based on passage of time, the number of manufacturing cycles they are used in and results of pre-production testing prior to the expected production date, or when resins used in the manufacturing process fail suitability tests, and records reserves if it is expected that such inventories will become obsolete prior to the expected production date.

Anticipated future sales, shelf lives, and expected approval date are considered when evaluating realizability of capitalized inventory. The shelf-life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventories, the Company considers the product stability data of all of the pre-approval inventory procured or produced to date to determine whether there is adequate shelf life. When the remaining shelf-life of drug product inventory is less than 12 months, it is likely that it will not be accepted by potential customers. However, as inventories approach their shelf-life expiration, the Company may perform additional stability testing to determine if the inventory is still viable, which can result in an extension of its shelf-life and revaluation of the need for and the amount of the previously recorded reserves. Further, in addition to performing additional stability testing, certain raw materials inventory may be sold in its then current condition prior to reaching expiration. If the Company determines it is not likely shelf-life will be able to be extended or the inventory cannot be sold prior to expiration, the Company will record the inventory down to its net realizable value.

Restricted cash

The Company records cash received from fundraising activities before the closing of the transaction as restricted cash on its consolidated balance sheets. As of February 28, 2022, the balance was $1.0 million. Refer to Note 12, Subsequent Events, for further information.

For additional information about the Company’s significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies, of the 2021 Form 10-K.

Note 3. Inventories, net

Inventories, net of reserves, are as follows:

(in thousands)	February 28, 2022	May 31, 2021
Raw materials	$19,517	$28,085
Work-in-progress	63,151	65,394
Total inventories, net	$82,668	$93,479

As of February 28, 2022, the remaining shelf-lives of the Company inventories are as follows:

(in thousands, Expiration period ending February 28,)	Remaining shelf-life	Raw materials	Work-in-progress bulk drug product	Work-in-progress finished drug product in vials	Total inventories
2022	0 to 12 months	$5,828	$-	$-	$5,828
2023	13 to 24 months	16,263	-	-	16,263
2024	25 to 36 months	2,209	-	29,142	31,351
2025	37 to 48 months	888	-	32,344	33,232
2026	49 to 60 months	-	-	-	-
Thereafter	61 or more months	157	1,665	-	1,822
Total inventories		25,345	1,665	61,486	88,496
Inventories reserved		(5,828)	-	-	(5,828)
Total inventories, net		$19,517	$1,665	$61,486	$82,668

The Company utilizes resins, a reusable raw material, in its bulk drug manufacturing process. Shelf-life of a resin used in commercial manufacturing of biologics is determined by the number of cycles for which it has been validated to be used in a manufacturing process, before it is considered unusable. Unpacked and unused resins have a manufacturer’s expiration date by which resins are expected to start being used in the manufacturing process without loss of their properties. Prior to a new manufacturing campaign, and between manufacturing campaigns, the resins are removed from storage, are treated and tested for suitability. Once resins are used in the manufacturing process, their shelf-life is measured by a validated predetermined number of manufacturing cycles they are usable for, conditional on appropriate storage solution under controlled environment between production campaigns, as well as by performing pre-production usability testing. Before a manufacturing campaign, each resin is tested for suitability. Regardless of the number of cycles, if a resin fails to meet prespecified suitability parameters it may not be used in manufacturing; likewise even if the resin meets suitability criteria beyond the lifetime cycles, it may no longer be used. The cost of the resins used in a manufacturing campaign is allocated to the cost of the drug product in vials.

The Company is in process of validating the resins’ properties based on the number of cycles they have been used for, and the remaining number of manufacturing cycles they may be used for, and expects to conclude its validation by the end of the current fiscal year. At the conclusion of the validation, the Company expects to present shelf-life of resins to be extended beyond the 13 to 24 months, as currently presented and instead to present shelf-life of resins based on remaining production cycles instead of number of months they may be used for. As of February 28, 2022, the Company did not identify any resins that failed suitability validation.

During the three and nine months ended February 28, 2022, the Company reserved $3.3 million and $5.1 million, respectively, for estimated obsolescence of raw materials; none during the three and nine months ended February 28, 2021. In addition, during the same periods of fiscal 2022, the Company expensed $1.8 million and $3.8 million, respectively, and $4.8 million during the nine months ended February 28, 2021, of vialed drug product used for clinical purposes and inventory rendered defective due to manufacturing errors committed by the contract manufacturer during the manufacturing process. These expenses are recorded as research and development expenses in the accompanying consolidated statement of operations.

The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from its Phase 2b/3 clinical trial for leronlimab as a combination therapy with highly active antiretroviral therapy (“HAART”) for highly treatment-experienced HIV patients, as well as information gathered from meetings with the U.S. Food and Drug Administration (“FDA”) related to its Biologic License Application (“BLA”) for this indication. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The FDA informed the Company the BLA did not contain certain information and data needed to complete a substantive review and therefore, the FDA would not file the BLA. The deficiencies cited by FDA included administrative deficiencies, omissions, corrections to data presentation and related analyses, and clarifications regarding the manufacturing processes. The Company is working with consultants to cure the BLA deficiencies noted and plans to resubmit the BLA as soon as practical. In November 2021, the Company resubmitted the non-clinical and CMC sections of the BLA and is currently reevaluating when it expects to complete the clinical section. As of March 2022, the FDA had commenced its review of the CMC section. The Company is in dispute with its former CRO, as described in Note 10, Commitments and Contingencies, Legal Proceedings. Recently, in the context of the litigation, the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA, which the CRO had been withholding. Further, the order granted the Company the right to perform an audit of the CRO’s services. Additionally, the FDA recently placed the HIV program on a partial clinical hold, which may affect the ability to resubmit the BLA. The Company is in the process of evaluating the data, results of the audit, and implications of the partial clinical hold. The Company will update the status of its anticipated resubmission of the clinical section of the BLA once it completes its evaluation. The Company anticipates that when the FDA completes its review of the BLA following completion of the resubmission, leronlimab will be approved, and market acceptance of leronlimab as a treatment for HIV will be forthcoming, enabling the Company to sell the amount of pre-launch inventory on-hand prior to its expiration. Refer to Note 2, Summary of Significant Accounting Policies, Inventories, Note 3, Inventories, net, and Note 10, Commitments and Contingencies, and Part II, Item 2. Regulatory Matters, and Item 1A. Risk Factors for additional information.

Note 4. Intangible assets, net

Intangible assets were as follows:

(in thousands)	February 28, 2022	May 31, 2021
Leronlimab (PRO 140) patent	$3,500	$3,500
ProstaGene, LLC intangible asset acquisition, net of impairment	2,926	2,926
Website development costs	20	20
Gross carrying value	6,446	6,446
Accumulated amortization, net of impairment	(5,403)	(4,793)
Total intangible assets, net	$1,043	$1,653

Amortization expense related to intangible assets, all of which are classified as finite-lived, was $0.1 million and $0.7 million, and $0.5 million and $1.5 million for the three and nine months ended February 28, 2022 and 2021, respectively. The Company recognized an impairment charge of $10.0 million related to the ProstaGene, LLC intangible asset acquisition during the quarter ended February 28, 2021. Refer to Note 8, Acquisition of Patents and Intangibles, of the 2021 Form 10-K for further information.

The following table summarizes the estimated aggregate future amortization expense related to the Company’s intangible assets with finite lives as of February 28, 2022:

Fiscal Year (in thousands)	Amount
2022 (3 months remaining)	$110
2023	217
2024	85
2025	85
Thereafter	546
Total	$1,043

Note 5. Accounts Payable and Accrued Liabilities

As of February 28, 2022 and May 31, 2021, the accounts payable balance was $62.4 million and $65.9 million, respectively, with two vendors accounting for 62% and 19% and 72% and 14%, respectively, of the total balance of accounts payable and accrued liabilities.

The components of accrued liabilities are as follows:

(in thousands)	February 28, 2022	May 31, 2021
Compensation and related expense	$1,637	$4,005
Legal settlement and fees	3,259	11,008
Other liabilities	4,522	4,060
Total accrued liabilities	$9,418	$19,073

As of February 28, 2022, the entire amount of Accrued legal settlement and fees primarily related to accrued legal fees. As of May 31, 2021, $11.0 million of Accrued legal settlement and fees was comprised of $10.6 million related to legal settlements, with the remaining amount related to accrued legal fees.

Note 6. Convertible Instruments and Accrued Interest

Refer to Note 5, Convertible Instruments, of the 2021 Form 10-K for further information.

Convertible Preferred Stock

	February 28, 2022			May 31, 2021
(in thousands)	Series B*	Series C**	Series D**	Series B*	Series C**	Series D**
Undeclared dividends	$8	$-	$-	$18	$-	$-
Accrued dividends	$-	$1,886	$1,749	$-	$1,530	$1,117
Shares of common stock	17	3,772	3,498	36	3,060	2,234

* Series B preferred stock allows for non-accumulating dividend rights.

** Series C and D preferred stock allow for accumulating dividend rights.

The Company may elect to pay dividends in the Company’s common stock. Shares of common stock presented in the table above represent the number of shares that would have been issued had the dividend been paid in shares of the Company’s common stock as of February 28, 2022 and May 31, 2021.

Convertible Notes and Accrued Interest

For additional information about the Company’s debt policies, refer to Note 2, Summary of Significant Accounting Policies, of the 2021 Form 10-K. Outstanding balances associated with the Company’s convertible notes and related accrued interest are as follows:

	February 28, 2022			May 31, 2021
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	November 2020 Note	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$9,819	$28,500	$38,319	$13,500	$28,500	$28,500	$70,500
Less: Unamortized debt discount and issuance costs	(662)	(2,010)	(2,672)	(1,204)	(3,232)	(3,317)	(7,753)
Convertible notes payable, net	9,157	26,490	35,647	12,296	25,268	25,183	62,747
Accrued interest on convertible notes	2,285	2,572	4,857	1,258	447	302	2,007
Outstanding convertible notes payable, net and accrued interest	$11,442	$29,062	$40,504	$13,554	$25,715	$25,485	$64,754

Changes to the outstanding balance of convertible notes, including accrued interest, are as follows:

(in thousands)	November 2020 Note	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2021	$13,554	$25,715	$25,485	$64,754
Amortization of issuance discount and costs	98	1,045	1,309	2,452
Interest expense	192	1,839	2,268	4,299
Fair market value of shares exchanged for repayment	(18,495)	(23,578)	-	(42,073)
Debt extinguishment loss	4,651	6,421	-	11,072
Outstanding balance at February 28, 2022	$-	$11,442	$29,062	$40,504

Long-term Convertible Note - November 2020 Note

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

Interest accrued at an annual rate of 10% on the outstanding balance, with the outstanding balance convertible into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the November 2020 Note. The November 2020 Note was secured by all the assets of the Company, excluding the Company’s intellectual property.

In addition, the Company was obligated to make monthly payments to reduce the outstanding balance of the note. During the year ended May 31, 2021 and subsequent to the issuance of the November 2020 Note, the Company and the institutional investor entered into separately negotiated agreements whereby portions of the November 2020 Note were partitioned into new notes, and the November 2020 Note was reduced by the balance of the new notes. The new notes were exchanged concurrently with issuance for shares of the Company’s common stock. Refer to Note 5, Convertible Instruments, in the 2021 Form 10-K for additional discussion.

On June 11, 2021, June 21, 2021, and June 30, 2021, in partial satisfaction of the June 2021 debt redemption amount on the November 2020 Note, the Company and the investor entered into separately negotiated exchange agreements, pursuant to which the November 2020 Note was partitioned into new notes (the “June 2021 Partitioned Notes”) with a principal balance of $6.0 million. The Company and the holder of the November 2020 Note agreed to defer the remaining $1.5 million of the June 2021 debt redemption amount. The outstanding balance of the November 2020 Note was reduced by the June 2021 Partitioned Notes, and the Company and the investor exchanged the June 2021 Partitioned Notes for approximately 4.2 million shares of the Company’s common stock.

On July 14, 2021 and July 27, 2021, in partial satisfaction of the July 2021 debt reduction amount, the Company and the November 2020 Note holder entered into exchange agreements, pursuant to which the November 2020 Note was partitioned into new notes (the “July 2021 Partitioned Notes”) with a principal amount of $4.0 million. The Company and the holder of the November 2020 Note agreed to defer the remaining $3.5 million of the July 2021 debt redemption amount. The outstanding balance of the November 2020 Note was reduced by the July 2021 Partitioned Notes. The Company and the investor exchanged the July 2021 Partitioned Notes for approximately 3.3 million shares of common stock.

On August 4, 2021, August 16, 2021, and August 30, 2021, in partial satisfaction of the August 2021 debt reduction amount, the Company and the November 2020 Note holder entered into exchange agreements, pursuant to which the remaining principal and accrued balance of the November 2020 Note was partitioned into new notes (the “August 2021 Partitioned Notes”) with a principal amount of $4.9 million. The Company and the holder of the November 2020 Note agreed to defer the remaining $2.6 million of the August 2021 debt reduction amount. The Company and the investor exchanged the August 2021 Partitioned Notes for approximately 4.4 million shares of common stock. Following the redemption, the obligation under the November 2020 Note was fully satisfied.

Amortization of debt discounts and issuance costs, and interest expense during nine months ended February 28, 2022 were $0.1 million and $0.2 million, respectively; none in three months ended February 28, 2022 for either of the expenses.

In connection with the June 2021 Partitioned Notes, July 2021 Partitioned Notes, and August 2021 Partitioned Notes, the Company analyzed the restructured notes for potential requirement of debt extinguishment accounting under ASC 470-50-40-10, Debt Modifications and Extinguishments. The Company concluded that debt extinguishment accounting treatment was necessary and, accordingly, recorded aggregate debt extinguishment loss of $4.7 and $4.4 million in the nine months ended February 28, 2022 and 2021, respectively. There was no debt extinguishment loss in the three months ended February 28, 2022 or 2021.

Long-term Convertible Note - April 2, 2021 Note

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

Interest accrues at an annual rate of 10% on the outstanding balance, with the rate increasing to the lesser of 22% per annum or the maximum rate permitted by applicable law upon occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 2, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10% or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 2, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021 and incorporated by reference. The April 2, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The investor may convert all or any part the outstanding balance of the April 2, 2021 note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations. In addition to standard anti-dilution adjustments, the conversion price of the April 2, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended (the “Securities Act”). The April 2, 2021 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock. The investor may redeem any portion of the note, at any time beginning six months after the issue date upon three trading days’ notice, subject to a maximum monthly redemption amount of $3.5 million. The April 2, 2021 Note requires the

Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the note, in part or in full, plus a 15% premium, at any time upon 15 trading days’ notice.

In addition, beginning in May 2021 and for each of the following five months, the Company was obligated through end of November 2021, at discretion of the noteholder, to reduce the outstanding balance of the April 2, 2021 Note by $7.5 million per month. Payments under the November 2020 Note and the April 23, 2021 Note, described below, could be applied toward the payment of each monthly debt reduction amount. These payments are not subject to the 15% prepayment premium, which would otherwise be triggered if the Company were to make payments against such notes exceeding the allowed maximum monthly redemption amount.

The Company filed a Registration Statement on Form S-3 (Registration No. 333-258944) with the SEC on August 19, 2021, which was declared effective on October 6, 2021, registering a number of shares of common stock sufficient to convert the entire principal balance of the April 2, 2021 Note and the April 23, 2021 Note (described below).

The conversion feature of the April 2, 2021 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature did not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s common stock upon issuance. Certain default put provisions were considered not to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company evaluates the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.

In September 2021, the Company and the holder of the April 2, 2021 Note agreed to defer the $7.5 million September 2021 debt redemption amount.

On October 5, 2021 and October 21, 2021, in partial satisfaction of the October 2021 debt reduction amount, the Company and the April 2, 2021 Note holder entered into exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “October 2021 Partitioned Notes”) with a principal amount of $5.0 million. The Company and the holder of the April 2, 2021 Note agreed to defer the remaining October 2021 debt redemption amount of $2.5 million. The outstanding balance of the April 2, 2021 Note was reduced by the October 2021 Partitioned Notes. The Company and the investor exchanged the October 2021 Partitioned Notes for approximately 3.9 million shares of common stock.

On November 2, 2021 and November 16, 2021, in partial satisfaction of the outstanding principal amount, the Company and the April 2, 2021 note holder entered into exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “November 2021 Partitioned Notes”) with a principal amount of $4.0 million. The Company and the investor exchanged the November 2021 Partitioned Notes for approximately 4.2 million shares of common stock.

On December 7, 2021 and December 29, 2021, in partial satisfaction of the outstanding principal amount, the Company and the April 2, 2021 note holder entered into exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “December 2021 Partitioned Notes”) with a principal amount of $4.0 million. The Company and the investor exchanged the December 2021 Partitioned Notes for approximately 4.8 million shares of common stock.

On January 19, 2022, in partial satisfaction of the outstanding principal amount, the Company and the April 2, 2021 Note holder entered into an exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “January 2022 Partitioned Note”) with a principal amount of $2.5 million. The Company and the investor exchanged the January 2022 Partitioned Note for approximately 5.4 million shares of common stock.

On February 18, 2022, in partial satisfaction of the outstanding principal amount, the Company and the April 2, 2021 Note holder entered into an exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “February 2022 Partitioned Note”) with a principal amount of $3.2 million. The Company and the investor exchanged the February 2022 Partitioned Note for approximately 7.0 million shares of common stock.

Amortization of debt discounts and issuance costs associated with the April 2, 2021 Note during the three and nine months ended February 28, 2022 was $0.2 million and $1.0 million, respectively. As of February 28, 2022, the unamortized discount and issuance costs balance was $0.7 million; the accrued interest balance was $2.3 million, which included $1.8 million of interest expense for the nine months ended February 28, 2022.

In connection with the October 2021 to February 2022 Partitioned Notes, the Company analyzed the restructured notes against debt extinguishment accounting under ASC 470-50-40-10, Debt Modifications and Extinguishments, and concluded that debt extinguishment accounting treatment was required. The Company recorded an aggregate debt extinguishment loss of $3.1 million and $6.4 million in the three and nine months ended February 28, 2022, respectively. The Company did not have losses in the comparative periods ended February 28, 2021.

Long-term Convertible Note - April 23, 2021 Note

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

Interest accrues at an annual rate of 10% on the outstanding balance of the April 23, 2021 Note, with the rate increasing to the lesser of 22% per annum or the maximum rate permitted by applicable law upon the occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 23, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10% or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 23, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2021 and incorporated by reference.

The investor may convert all or any part of the outstanding balance into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations specified in the April 23, 2021 Note. In addition to standard anti-dilution adjustments, the conversion price of the April 23, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act. The April 23, 2021 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock.

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

Amortization of debt discounts and issuance costs associated with the April 23, 2021 Note during the three and nine months ended February 28, 2022 was $0.4 million and $1.3 million, respectively. As of February 28, 2022, the unamortized discount and issuance costs balance was $2.0 million; the accrued interest balance was $2.6 million, which included $2.3 million of interest expense for the nine months ended February 28, 2022.

The conversion feature in the April 23, 2021 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s common stock upon issuance. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company evaluates the value of the default put provisions each reporting period to determine if the value becomes material to the financial statements.

The holders of the April 2 and April 23 Notes have waived provisions in the notes that would have resulted in the imposition of a default interest rate, a downward adjustment in the conversion price, or any other default, breach or imposition of a penalty. The related transactions consisted of the issuance of warrants to purchase 30 million shares of common stock with registration rights to the Indemnitors pursuant to a Backstop Agreement, and the grant of a security interest in the Company’s intellectual property to Indemnitors that are parties to the Backstop Agreement. The noteholders also waived similar rights relating to the issuances of approximately 13 million shares of common stock and shares underlying warrants to investors between February and March 2022, in private placements conducted by the Company. Refer to Note 7, Equity Awards and Warrants.

Note 7. Equity Awards and Warrants

Stock option and warrants activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data)	shares	exercise price	life in years	value
Options and warrants outstanding at May 31, 2021	61,573	$0.95	4.40	$68,756
Granted	40,557	$0.81	—	—
Exercised	(5,677)	$0.71	—	—
Forfeited or expired and cancelled	(13,395)	$1.26	—	—
Options and warrants outstanding February 28, 2022	83,058	$0.85	4.40	$4,653
Options and warrants outstanding and exercisable at February 28, 2022	75,770	$0.76	3.91	$4,651

As of February 28, 2022, approximately 11.3 million outstanding stock options were vested, approximately 7.4 million outstanding stock options were unvested, and all outstanding warrants were exercisable.

In the three and nine months ended February 28, 2022 and 2021, stock-based compensation expense related to equity instruments discussed herein totaled $(0.4) million and $4.2 million, and $1.9 million and $9.1 million, respectively, presented in general and administrative expense in the Company’s consolidated statements of operations. Stock-based compensation expense recognized in general and administrative expense for three and nine months ended February 28, 2022 included approximately $1.3 million of forfeitures of unvested equity awards related to the termination of the Company’s former CEO see Former CEO Severance in Common Stock below for further information. For the three and nine months ended February 28, 2022, approximately $6.6 million of stock-based compensation expense related to warrants issued of 15 million under the Backstop Agreement and recorded as a finance charge in the accompanying consolidated statement of operations, see Private Placement of Warrants under Surety Bond Backstop Agreement below for further information.

Equity Incentive Plan

As of February 28, 2022, the Company had one active stock-based equity plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”), and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding. As of May 31, 2021, the 2012 Plan covered a total of 50 million shares of common stock. Effective June 1, 2021, the available shares under the 2012 Plan increased by approximately 6.3 million shares due to a provision in the 2012 Plan under which the total number of shares available to be issued automatically increases on the first day of each fiscal year in an amount equal to 1% of the total outstanding shares on the last day of the prior fiscal year, unless the Board determines otherwise before the fiscal year end. On February 21, 2022, the Board released 15.0 million shares from reservation under the 2012 Plan to permit their use for general purposes leaving approximately 10.3 million shares available for future stock-based grants under the 2012 Plan as of February 28, 2022.

Stock Options and Other Equity Awards

During the nine months ended February 28, 2022, the Company granted stock options covering a total of approximately 11.2 million shares of common stock to employees with exercise prices ranging from $0.58 to $2.23 per share. The stock options generally vest over three years, have a ten-year term, and a grant date fair value between $0.45 and $1.71 per share.

During the nine months ended February 28, 2022, the Company issued approximately 0.5 million shares of common stock in connection with the exercise of stock options. The stated exercise price was between $0.63 and $1.06 per share, which resulted in aggregate gross proceeds of $0.4 million to the Company.

During the nine months ended February 28, 2022, the Company issued approximately 0.4 million shares of common stock in connection with the vesting of performance stock units (“PSUs”) awarded in June 2020. The PSUs were subject to the Compensation Committee’s determination of the level of achievement of certain performance conditions set forth in the respective award agreements. The original awards covered a total of 4.35 million PSUs, of which approximately 3.9 million PSUs were forfeited. In connection with the approximate 0.4 million vested shares, the Company recognized $1.3 million in stock-based compensation expense in the fourth quarter of fiscal year 2021.

During the nine months ended February 28, 2022, the Company issued approximately 0.4 million shares of common stock in connection with the time-based vesting of restricted stock units (“RSUs”) for which it recognized $0.4 million in stock-based compensation expense. Also, during the nine months ended February 28, 2022, certain members of management received shares of fully vested common stock in lieu of a portion of their cash bonus for services in fiscal year 2021 totaling approximately 0.2 million shares of common stock. The Company recognized $0.3 million of expense for these shares in lieu of cash bonus during the fourth quarter of fiscal year 2021.

Private Placement of Shares of Common Stock and Warrants

During the nine months ended February 28, 2022, the Company entered into privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors purchased shares of common stock at exercise prices ranging from $0.40 to $1.00 per share. The Company issued approximately 3.5 million shares of common stock under the original warrants, as well as additional shares as an inducement to equity holders to exercise their warrants, for a total of approximately 7.9 million shares of common stock. In connection with these transactions, the Company recognized $5.2 million of inducement interest expense in the nine months ended February 28, 2022 (none in the three months ended February 2022). The total proceeds were $5.4 million.

During the nine months ended February 28, 2022, the Company issued in a private placement to accredited investors a total of approximately 23.5 million shares of common stock, together with warrants, to purchase a total of approximately 7.3 million shares of common stock. The warrants have a five-year term and are immediately exercisable. The securities were issued with a combined purchase price of between $0.40 and $1.80 per fixed combination of one share of common stock and one quarter of one warrant to purchase one share of common stock. The total proceeds were $22.4 million. Together with the common stock offering through a placement agent described below, in which the Company issued 11.4 million shares of common stock, the Company issued 34.9 million shares of common stock in the nine months ended February 28, 2022.

During the three months ended February 28, 2022, in connection with the private placement to accredited investors described above, certain accredited investors who participated in previous private placements purchased 6.3 million shares of common stock, together with warrants with exercise prices ranging from $0.40 to $1.00 per share, to purchase a total of approximately 2.8 million shares of common stock. In connection with these purchases, the Company modified agreements related to issuances in the previous private placement, effectively lowering the purchase price of common shares, lowering the exercise price of the underlying warrants, and increasing the warrant coverage on the common stock purchased, resulting in the issuance of an additional 1.2 million shares of common stock and 0.6 million warrants with exercise prices of $0.45 to $1.00. As the result of these modifications, the Company recorded inducement interest expense of approximately $1.0 million for the three months ended February 28, 2022.

During the nine months ended February 28, 2022, the Company settled a dispute with a placement agent in part by the issuance of warrants covering 1.6 million shares of common stock that expire in seven years and have a stated exercise price of $0.40 per share. The expense is presented as legal settlement expense in the accompanying consolidated statement of operations and consists of a $0.2 million cash payment and $1.7 million of non-cash expense related to the issuance of warrants.

On February 16, 2022, the Company issued to a third-party consultant as consideration for services a warrant to purchase 25,000 shares of common stock at an exercise price of $1.04 per share and with a term expiring on December 6, 2031. The warrant is fully vested as to 15,000 shares with the remainder vesting on December 6, 2022, subject to forfeiture if the consultant ceases to provide services to the Company prior to that date. The Company recognized $14 thousand in stock-based compensation related to this award in the three months ended February 28, 2022.

Private Placement of Warrants under Surety Bond Backstop Agreement

On February 14, 2022, the Company entered into a Surety Bond Backstop Agreement (the “Backstop Agreement”) with an accredited investor in his individual capacity and as trustee of a revocable trust as well as certain other related parties (collectively, the “Indemnitors”). Pursuant to the Backstop Agreement, the Indemnitors agreed to assist the Company in obtaining a surety bond (the “Surety Bond”) for posting in connection with the Company’s ongoing litigation with Amarex Clinical Research, LLC ("Amarex”), by, among other things, agreeing to indemnify the issuer of the Surety Bond with respect to the Company’s obligations under the Surety Bond. Under the Backstop Agreement, as consideration for the Company’s indemnity of the Surety Bond, the Company agreed to issue a warrant for the purchase of 15.0 million shares of common stock as a backstop fee (the “Initial Warrant”), and to issue an additional warrant for the purchase of 15.0 million shares of common stock, with the additional warrant to be exercised only if the Indemnitors are required to make any payment to the issuer of the Surety Bond as a result of their indemnification (the “Make-Whole Warrant”). If the Indemnitors are required to make any such payment within 90 days of the payment by the Indemnitors, the Company has agreed to reimburse the Indemnitors for any amount paid by them to the issuer of the Surety Bond and to pay to the Indemnitors an indemnification fee in an amount equal to 1.5 times the amount paid by the Indemnitors to the issuer of the Surety Bond. The Initial Warrant has a five-year term. The Make-Whole Warrant is exercisable, if at all, beginning on the date that payment by the Indemnitors to the issuer of the Surety Bond is required (the “Commencement Date”) and ending on the later of (i) five years following the date of issuance of the Make- Whole Warrant and (ii) five years following the Commencement Date if such date occurs within two years following issuance of both warrants. The exercise price of the warrants is $0.30 per share. The payment obligations of the Company to the Indemnitors under the Backstop Agreement bear interest at 10% per annum and are secured by a security interest granted by the Company to the Indemnitors on substantially all of the patents of the Company. For further description of the Backstop Agreement, refer to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022. The Company recognized approximately a $6.6 million finance charge related to the warrant issuance for the three months ended February 28, 2022.

Private Placement of Common Stock and Warrants through Placement Agent

During the nine months ended February 28, 2022, the Company issued in a private placement to accredited investors an aggregate of approximately 11.4 million shares of common stock, together with warrants to purchase an aggregate of approximately 5.0 million shares of common stock at an exercise price of $1.00 per share. The securities were issued at a combined purchase price of $1.00 per fixed combination of one share of common stock and three-tenths of one warrant to purchase one share of common stock, for aggregate gross and net proceeds to the Company of $11.4 million and $10.0 million, respectively. The warrants have a five-year term and are immediately exercisable. A copy of the form of warrant was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021. The Company paid a cash fee to the placement agent in an amount equal to 12% of the gross proceeds received from qualified investors in the offering, as well as a one-time non-accountable expense fee of $50,000. The Company also issued warrants with an exercise price of $1.00 per share and a 10-year term to purchase shares in an amount equal to 12% of the total shares of common stock sold to qualified investors in the offering. In satisfaction of the fees, the Company issued warrants for shares of common stock.

Former CEO Severance in Common Stock

On January 24, 2022, the Board of Directors terminated the employment of the Company’s President and Chief Executive Officer, Nader Z. Pourhassan, Ph.D. (the “former CEO”), and removed him as an officer of the Company. Under the terms of his employment agreement, Dr. Pourhassan was also deemed to resign, without any further action or notice, from all positions held with the Company and its subsidiaries, including, without limitation, as a member of the Board. Under the terms of the severance agreement and in accordance with the employment agreement, as amended, with the former CEO, the Company is obligated to pay severance within 60 days of separation, as a lump sum, in the amount of 12 months of salary in effect at the time of separation, and another six months of salary paid in monthly installments beginning 180 days after the termination date. The employment agreement permits the severance payments to be made in whole or in part through the issuance of shares of common stock. As of February 28, 2022, the amount of severance was recorded in Accrued liabilities and compensation in the consolidated balance sheet. Effective March 8, 2022, Dr. Pourhassan and the Company entered into a separation and release of claims agreement with terms consistent with his employment agreement. On March 25, 2022, the Company issued 908,418 shares of common stock in satisfaction of the lump sum amount.

Note 8. Loss per Common Share

Basic loss per share is computed by dividing the net loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted loss per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share.

The table below shows the number of shares of common stock issuable upon the exercise, vesting or conversion of outstanding options, warrants, unvested restricted stock units (including those subject to performance conditions), convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three and nine months ended February 28,
(in thousands)	2022	2021
Stock options, warrants, and unvested restricted stock units	98,309	68,857
Convertible notes	12,000	12,000
Convertible preferred stock	32,197	32,159

Note 9. Income Taxes

The Company calculates its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

The Company’s net tax expense for the three and nine months ended February 28, 2022 and February 28, 2021, was zero. The Company’s effective tax rate of 0% differed from the statutory rate of 21% because the Company has a full valuation allowance as of February 28, 2022 and May 31, 2021, because management does not consider it more likely than not that the benefits from the net deferred taxes will be realized.

Note 10. Commitments and Contingencies

Refer to Note 10, Commitments and Contingencies, of the 2021 Form 10-K for further information.

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

On January 6, 2022, Samsung provided written notice to the Company alleging that the Company had materially breached the parties’ Master Services and Project Specific Agreements for failure to pay $13.5 million due on December 31, 2021. An additional $22.8 million became due under the agreements on January 31, 2022, and was included in accounts payable as of February 28, 2022. The Company has notified Samsung that it believes a material breach will not be deemed to have occurred under the terms of the agreements until July 1, 2022. Under the agreements, the Company has 45 days to make commercially reasonable efforts to commence curing a material breach and, if such steps have not been taken during the cure period, Samsung is entitled to terminate the agreements upon an additional 45 days’ notice. Management is in ongoing discussions with Samsung regarding potential approaches to resolve these issues, including proposals by both parties of a revised schedule of payments over an extended period of time, and proposals by the Company of satisfaction of a portion of the Company’s payment obligations in equity securities of the Company and postponing or cancelling the manufacturing of additional drug product provided for in the agreements. As of February 28, 2022, the Company had past due balances of approximately $38.1 million due to Samsung which were included in accounts payable as of February 28, 2022.

As of February 28, 2022, the future commitments pursuant to these agreements were estimated as follows:

Fiscal Year (in thousands)	Amount
2022 (3 months remaining)	$2,418
2023	32,221
2024	121,750
2025	76,400
Total	$232,789

Commitments with Contract Research Organization (“CRO”)

The Company continues to maintain agreements with its CRO and related laboratory vendors to perform project work for each of the clinical trials. Under the terms of these agreements, the Company prepaid execution fees for direct services costs, which are recorded as a current asset. In the event the Company were to terminate any trial, it may incur certain financial penalties that would become payable to the CRO. Conditioned upon the form of termination of any one trial, the financial penalties may range up to $0.2 million. In the remote circumstance that the Company would terminate all clinical trials, the collective financial penalties may range from a low of approximately $20.0 thousand to an approximate high of $0.6 million.

Distribution and Licensing

Refer to Note 9, License Agreements, of the 2021 Form 10-K for further information.

The Company has two license agreements, the fees for which are payable annually in December, with a third-party licensor covering the licensor’s “system know-how” technology with respect to the Company’s use of proprietary cell lines to manufacture new leronlimab material. As of February 28, 2022, the Company accrued $0.4 million related to the arrangements. As of May 31, 2021 the Company recorded a prepaid asset of $0.1 million related to this agreement.

In December 2019, the Company entered into Commercialization and License Agreement, and Supply Agreement (together the “License Agreements”) with Vyera Pharmaceuticals, LLC (“Vyera”) under which the Company granted Vyera an exclusive royalty-bearing license to commercialize pharmaceutical preparations containing leronlimab for treatment of HIV in the United States. The License Agreements gave Vyera the right to assign its rights and obligations under the Licence Agreements to an affiliate of Vyera. In October 2020, Vyera assigned the License Agreements to SevenScore Pharmaceuticals, which in turn, in December 2021, assigned them to Regnum Corp. Vyera, SevenScore and Regnum are each controlled by their parent Phoenixus AG.

The License Agreements, as assigned, provide that, pursuant to the terms and subject to the conditions set forth therein, Regnum will, at its cost, use commercially reasonable efforts to commercialize leronlimab for treatment of HIV in the United States. The Company retained the right to license leronlimab for uses in the United States for purposes other than the treatment of HIV and for any purposes outside the United States. The License Agreements obligate Regnum to pay the Company up to $87.0 million upon the achievement of certain sales and regulatory milestones. Certain milestones are subject to reduction if not achieved within an agreed-upon timeframe. Regnum may also pay the Company additional potential milestone payments upon the regulatory approval of leronlimab for certain subsequent indications in the field. Whether a particular subsequent indication qualifies for an additional milestone payment will be determined in good faith by the parties at the time such an event occurs. In addition, during the Royalty Term, as defined in the License Agreements, but, in any event, a period of not less than 10 years following the first commercial sale under the License Agreements, Regnum is obligated to pay the Company a royalty equal to 50% of Regnum’s gross profit margin from product sales. The royalty is subject to reduction during the Royalty Term after patent expiry and expiry of regulatory exclusivity. Following expiration of the Royalty Term, Regnum has non-exclusive rights to commercialize the product. Regnum has the right to terminate the License Agreements (i) upon written notice to the Company on or after December 19, 2021 and prior to the Company’s receipt of approval from the FDA of the BLA for the manufacture and sale of leronlimab for HIV, (ii) if Regnum fails to achieve certain aggregate Net Sales (as defined in the License Agreements) of leronlimab during the period beginning on the date of first commercial sale and ending on the date that is two years from the date of the first commercial sale, and (iii) with 180 days’ prior written notice, at Regnum’s convenience following the second anniversary of the first commercial sale of leronlimab.

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

As further described in Item I, Business of the 2021 Form 10-K, under the Progenics Purchase Agreement, we are required to pay Progenics the following ongoing milestone payments and royalties: (i) $5.0 million at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab (PRO 140); and (ii) royalty payments of up to five percent (5%) on net sales during the period beginning on the date of the first commercial sale of leronlimab (PRO 140) until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by country basis. In addition, under a Development and License Agreement dated April 30, 1999 (the “PDL License”), between Protein Design Labs (now AbbVie Inc.) and Progenics, which was previously assigned to us, we are required to pay AbbVie Inc. additional milestone payments and royalties as follows: (i) $0.5 million upon filing a BLA with the FDA or non-U.S. equivalent regulatory body; (ii) $0.5 million upon FDA approval or approval by another non-U.S. equivalent regulatory body; and (iii) royalties of up to 3.5% of net sales for the longer of 10 years and the date of expiration of the last to expire licensed patent. Additionally, the PDL License provides for an annual maintenance fee of $150,000 until royalties paid exceed that amount.

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

Refer to Note 10, Commitments and Contingencies, Legal Proceedings, of the 2021 Form 10-K for further information. As of February 28, 2022, the Company did not record any legal accruals related to the outcomes of the matters described below.

Shareholder Derivative Lawsuit under Section 16(b) of the Securities Exchange Act

On September 10, 2020, certain stockholders of the Company filed a derivative action in the U.S. District Court for the Western District of Washington against then CEO Nader Z. Pourhassan, Ph.D. The plaintiffs claimed that certain of Dr. Pourhassan’s transactions in the Company’s common stock violated Section 16(b) of the Securities Exchange Act of 1934. The Company was only a nominal defendant in the action, and the plaintiffs sought no relief against the Company. On March 12, 2021, the district court granted Dr. Pourhassan’s motion to dismiss the plaintiffs’ complaint with prejudice. The plaintiffs timely appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. On April 8, 2022, the Court of Appeals affirmed the district court’s ruling.

Pestell Employment Dispute

On August 22, 2019, Dr. Richard Pestell filed a lawsuit in the U.S. District Court for the District of Delaware (Pestell v. CytoDyn Inc., et al.), against the Company, its Chief Executive Officer, and its Chairman of the Board, alleging breach of his employment agreement with the Company, failure to pay wages, and defamation, among other claims. The Company has asserted counterclaims alleging Dr. Pestell’s breach of a Confidential Information, Inventions and Noncompetition Agreement. In November 2020, the Court dismissed Dr. Pestell’s wage claims and his claims against the Company’s Chief Executive Officer and the Chairman of the Board. On March 18, 2022, the Court entered summary judgment in favor of the Company on Dr. Pestell’s defamation claim and deferred for trial the Company’s counterclaims and the issue of whether Dr. Pestell is entitled to additional damages for his alleged inability to liquidate shares under a restricted stock agreement. Dr. Pestell has moved for a continuation of the trial date. The new trial date is set for June 2022. Dr. Pestell is seeking approximately $3.2 million in damages for breach of the Employment Agreement; the release of 8.3 million shares issued to Dr. Pestell in connection with the Company’s 2018 acquisition of

ProstaGene LLC (of which Dr. Pestell was a controlling owner) which are currently held in escrow; and approximately $31.3 million in additional damages as described above. The Company disputes all of Dr. Pestell’s claims and intends to vigorously defend the action and assert its counterclaims. The Company cannot predict the ultimate outcome of the action and cannot reasonably estimate the potential loss or range of loss, if any, that the Company may incur.

Securities Class Action Lawsuit

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain current and former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the Company and certain current and former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA. The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

2021 Shareholder Derivative Lawsuits

On June 4, 2021, a stockholder filed a purported derivative lawsuit against certain of the Company’s current and former officers, certain current and former Board members, and the Company as a nominal defendant, in the U.S. District Court for the Western District of Washington. Two additional shareholder derivative lawsuits were filed against the same defendants in the same court on June 25, 2021 and August 18, 2021, respectively. The court has consolidated these three lawsuits for all purposes (“Consolidated Derivative Suit”). On January 20, 2022, the plaintiffs filed a consolidated complaint. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by allowing the Company to make false and misleading statements regarding, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA, and by failing to maintain an adequate system of oversight and controls. The consolidated complaint also asserts claims against one or more individual defendants for waste of corporate assets, unjust enrichment, contribution for alleged violations of the federal securities laws, and for breach of fiduciary duty arising from alleged insider trading. The consolidated complaint seeks declaratory and equitable relief, an unspecified amount of damages, and attorneys’ fees and costs. The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the litigation. In light of the fact that the Consolidated Derivative Suit is in an early stage and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the Consolidated Derivative Suit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

Amarex Dispute

On October 4, 2021, the Company filed a complaint for declaratory and injunctive relief and a motion for a preliminary injunction against NSF International, Inc. and its subsidiary Amarex Clinical Research LLC (“Amarex”), the Company’s former CRO. Over the past eight years, Amarex provided clinical trial management services to the Company and managed numerous clinical studies of the Company’s drug product candidate, leronlimab. On December 16, 2021, the U.S. District Court for the District of Maryland issued a preliminary injunction requiring Amarex to provide the Company with access to all of its materials in the possession of Amarex. The court also granted CytoDyn the right to conduct an audit of Amarex’s work for CytoDyn.

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

On September 23, 2021, Jordan G. Naydenov, a member of the Board, entered into a private warrant exchange in which he exercised warrants to purchase approximately 0.6 million shares of common stock, as well as approximately 0.6 million additional shares that were offered as an inducement to exercise his warrants, for a total of approximately 1.3 million shares of common stock. The terms and conditions of the investment totaling $0.7 million made by Mr. Naydenov were identical to those offered to other investors.

Note 12. Subsequent Events

On March 18, 2022, the Company issued to an accredited investor in a private placement a total of 2,500,000 shares of common stock, together with warrants to purchase a total of 1,250,000 shares of common stock at an exercise price of $0.40 per share. The warrants have a five-year term and are immediately exercisable. The securities were issued with a combined purchase price of $0.40 per fixed combination of one share of common stock and one-half of one warrant to purchase one share of common stock for total proceeds of $1.0 million. In connection with this purchase, the Company modified agreements related to previous issuances effectively lowering the purchase price of common shares, lowering the exercise price of the underlying warrants, and increasing the warrant coverage on the common stock purchased, resulting in the issuance of an additional approximate 1.1 million shares of common stock and 0.4 million warrants.

On March 25, 2022, the Board of Directors approved the continued appointment of the individuals currently on the Company’s Scientific Advisory Board (the “SAB”) and appointed four new individuals to the SAB. In consideration for their service, each SAB member is awarded an annual grant of options to purchase 50,000 shares of common stock. The stock options generally vest over three years and have a ten-year term. Effective February 24, 2022, nonqualified stock options were granted to the SAB members exercisable for a total of 645,000 shares of common stock and vesting in installments through May 31, 2023.

On March 27, 2022, the Board of Directors approved the appointment of Karen J. Brunke, Ph.D., as a director of the Company, subject to satisfactory completion of a background check. Her appointment was effective on March 30, 2022. The Board also appointed Dr. Brunke to the Board’s Compensation Committee and Audit Committee.

On March 31, 2022, the Company announced that the FDA placed a full clinical hold on its COVID-19 program and a partial clinical hold on its HIV program in the United States. The Company previously had notified FDA that it was pausing its COVID-19 trials in Brazil. Under the partial clinical hold on the Company’s HIV program, no clinical studies may be initiated or resumed until the partial clinical hold has been resolved. As a result of the partial clinical hold on the HIV program, patients currently enrolled in the extension trials will be transitioned to other available therapeutics. Under the full clinical hold on the COVID-19 program, no new clinical studies may be initiated until the clinical hold is resolved.

In early April 2022, the Company commenced an offering of up to 61.3 million units, with each unit consisting of one share of common stock and three-quarters of a warrant to purchase one share of common stock. The offering is being conducted in a private placement through a placement agent in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The securities being offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The intended use of proceeds is to fund operations and for general corporate purposes, including the reduction of indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to information previously reported under Part I, Item 1 of the 2021 Form 10-K.

Certain information included in this Quarterly Report on Form 10-Q contains, or incorporates by reference, forward-looking statements within the meaning of Section 21E of the Exchange Act. The words “anticipate,” “believe,” “hope,” “expect,” “intend,” “predict,” “plan,” “seek,” “estimate,” “project,” “continue,” “could,” “may,” and similar terms and expressions, or the use of future tense, are intended to identify forward-looking statements. These statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to resolve the clinical holds recently imposed by the FDA, and information regarding future operations, future capital expenditures and future net cash flows. Such statements reflect current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, (i) the regulatory determinations of leronlimab’s safety and effectiveness by the U.S. Food and Drug Administration and various drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third-parties; (v) the Company’s ability to recruit a permanent CEO and retain other key employees; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with the Company’s BLA resubmission or other applications for approval of the Company’s drug product, (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation and conduct of the Company’s clinical trials; (ix) the results of the Company’s clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process; (xiii) legal proceedings, investigations or inquiries affecting the Company or its products; (xiv) general economic and business conditions; (xv) changes in foreign, political, and social conditions; (xvi) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; and (xvii) various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. For a discussion of the risks and uncertainties that could materially and adversely affect the Company’s financial condition and results of operations, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2021, as amended by Amendment No. 1 filed with the SEC on September 28, 2021 (the “2021 Form 10-K”), as well as those risks and uncertainties identified in Part II, Item 1A of this Form 10-Q.

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

Overview

The Company is a late-stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab (PRO 140), which is being studied for the treatment of HIV infection, and other therapeutic indications including oncology and nonalcoholic steatohepatitis (“NASH”). Our current business strategy is to seek the removal of the partial and full clinical holds recently imposed by the US FDA, continue the resubmission process for our Biologics License Application (“BLA”) for leronlimab as a combination therapy for highly treatment-experienced HIV patients , and to seek to further develop leronlimab for other HIV-related indications. We also seek to advance our clinical development of leronlimab for various forms of cancer, including metastatic triple-negative breast cancer (“mTNBC”) and other solid tumors as well as plan to continue to evaluate NAFLD and NASH, and concurrently explore other potential immunologic indications for leronlimab.

The target of leronlimab is the immunologic receptor CCR5. The CCR5 receptor is a protein located on the surface of white blood cells that serves as a receptor for chemical attractants called chemokines. The CCR5 receptor may also be present on cells that undergo malignant transformation and may also be present in the tumor microenvironment. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation. At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of cells to these sites, promoting further inflammation. The Company believes the mechanism of action of leronlimab has the potential to decrease the movement of cells to inflammatory sites, which could be instrumental in diminishing or eliminating inflammatory responses. Some disease processes that could possibly benefit from CCR5 blockade include transplantation rejection, autoimmunity, and chronic inflammation.

As further discussed in Part I, Note 2, Summary of Significant Accounting Policies, Inventories, Note 3, Inventories, net, and Note 10, Commitments and Contingencies, the Company capitalized procured or produced pre-launch inventories in preparation for product launches sufficient to support estimated initial market demand. The Company considers anticipated future sales, shelf-lives, and expected approval date when evaluating realizability of pre-launch inventories. The shelf-life of a product is determined as part of the regulatory approval process; however, in assessing whether to capitalize pre-launch inventory, the Company considers the stability data of all inventories. As inventories approach their shelf-life expiration, the Company may perform additional stability testing to determine if the inventory is still viable, which can result in an extension of its shelf-life. Further, in addition to performing additional stability testing, certain raw materials inventory may be sold in its then current condition prior to reaching expiration. The Company also considers potential delays associated with regulatory approval in determining whether pre-approval inventory remains salable. Although we believe our product will receive market acceptance, the introduction of a competing product could negatively impact the demand for our product and affect the realizability of our inventories. In addition, if physicians are unwilling or unable to prescribe leronlimab to their patients, or the target patient population was reluctant to try leronlimab as a new therapy, the salability of our pre-launch inventory would be adversely affected.

Third Quarter Overview

COVID-19 Clinical Developments

In March 2022, the United States FDA notified the Company it had placed a full clinical hold on its COVID-19 program. The Company was not conducting any COVID-19 trials in the United States at the time the hold was placed, and elected to withdraw the respective IND. The Company will need to resolve the clinical hold and submit another IND to initiate any future COVID-19 trials in the United States. Further, the Company had elected to pause its Brazil COVID-19 trials pending results from its previously scheduled data safety monitoring board (“DSMB”) meeting in early April 2022.

In April 2022, the DSMB for the Brazilian COVID-19 clinical trials met and recommended that the Brazilian COVID-19 trials, previously paused by the Company, may continue based on the review of the interim patient safety data from the clinical trials. The Company is in the process of providing this information to ANVISA for their subsequent review of the information prior to commencing the enrollment of new patients in the Brazilian trials.

For business updates related to previous periods refer to Part I, Item 2 of the Form 10-Q for the period ended November 30, 2021.

HIV BLA & Clinical Developments

The remaining BLA section to be completed and submitted remains in progress as of the date of this filing. The Company is in a dispute with its former contract research organization (“CRO”), and the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA, which the CRO had been withholding. Further, the order granted the Company the right to perform an audit of the CRO’s services. Additionally, the FDA recently placed the HIV program on a partial clinical hold, which may affect the ability to resubmit the BLA. As of March 2022, the FDA had commenced their review of the CMC section. The Company is in the process of evaluating the data, results of the audit, and implications of the partial clinical hold. The Company will update the status of its anticipated resubmission of the clinical section of the BLA once it completes its evaluation.

In March 2022, the United States FDA notified the Company it had place a partial clinical hold on its HIV programs. The Company was not enrolling any new patients in the trials placed on hold. The partial clinical hold on the HIV program impacts patients currently enrolled in HIV extension trials. The impacted patients will be transitioned to other available therapeutics. No clinical studies can be initiated or resumed until the partial clinical hold is resolved. The Company intends to work with the FDA to resolve the partial clinical hold as soon as possible.

For business updates related to previous periods refer to Part I, Item 2 of the Form 10-Q for the period ended November 30, 2021.

Cancer Clinical Developments

During 2021, the Company stopped and reported results from metastatic Triple-Negative Breast Cancer (“mTNBC”) patients who had failed at least two lines of previous therapy in the Compassionate Use program, our Phase 1b/2 clinical trial, and our Basket trial. The data were insufficient to support resubmission of a Breakthrough Therapy designation request without additional data. The Company is identifying the next steps in clinical development and potential business opportunities to continue the development of this indication, including potentially facilitating research in leronlimab’s role in oncology at various academic institutions.

For business updates related to previous periods refer to Part I, Item 2 of the Form 10-Q for the period ended November 30, 2021.

NASH Clinical Developments

The Company is in the process of completing its final analysis of the data from its Phase 2 NASH trial and plans to release the updated and final results in the near future. There is currently no approved drug for NASH, and liver disease is one of the leading causes of non-AIDS-related death in HIV patients. The Company is identifying the next steps in clinical development and is exploring potential business opportunities to continue the investigation of leronlimab in the NASH indication.

For business updates related to previous periods refer to Part I, Item 2 of the Form 10-Q for the period ended November 30, 2021.

Corporate Developments

On January 24, 2022, the Board of Directors terminated the employment of Nader Z. Pourhassan, Ph.D., as President and CEO of the Company and he is no longer a member of the Board of Directors. A committee of three Board members has been appointed to initiate the search for a new permanent CEO, with a focus on identifying a candidate possessing the requisite pharmaceutical industry experience to enhance the Company’s efforts to achieve regulatory approval and commercialization of leronlimab. Antonio Migliarese, the Company’s Chief Financial Officer, was also appointed interim President.

During February 2022, the Board approved the continued appointments to the Scientific Advisory Board (“SAB”) of Dr. Hope Rugo (oncology), Dr. Mazen Noureddin (hepatology), Dr. Jonah Sacha (HIV), Dr. Norman Gaylis (rheumatology), and Dr. Eric Mininberg (oncology), as well as new SAB members Dr. Otto Yang (infectious diseases/immunology), Dr. Kabir Mody (oncology), and Dr. Paul Edison (neuroscience/neuroinflammation).

On March 27, 2022, the Board of Directors appointed Karen J. Brunke, Ph.D., as a director of the Company. Dr. Brunke has over 30 years of scientific, operational, clinical, senior executive, and corporate development managerial experience with large and small biotechnology companies.

For business updates related to previous periods refer to Part I, Item 2 of the Form 10-Q for the period ended November 30, 2021.

Results of Operations

The Company’s operating results may fluctuate significantly depending on the outcomes of clinical trials, patient enrollment and/or completion rates in various trials, entering into new or potential amendments to existing clinical trial protocols, and their related effect on research and development expenses, regulatory and compliance activities, activities related to resubmission and preparation of our HIV BLA, general and administrative expenses, professional fees, and legal proceedings and the related outcomes. Additionally, our operating results are significantly affected by manufacturing activities, specifically by the timing of product manufacturing activities, as well as estimates related to shelf lives of pre-launch inventories, and reclassification of inventory from pre-launch to clinical use.

We also require a significant amount of additional capital and our ability to continue to fund operations will continue to depend on our ability to raise such capital. The type of agreements we utilize to raise capital may create various forms of expense such as non-cash interest expense, inducement expense, or expense related to amortization of issuance costs. Further, we negotiate settlement of debt payment obligations in exchange for equity securities of the Company, which may create a non-cash charge upon extinguishment of debt.

Refer to Risk Factors previously reported under Part 1, Item 1A of the 2021 Form 10-K, to Going Concern section below and to Part II, Item 1A of this report.

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
		(Revised) (1)				(Revised) (1)
Total revenue	$—	$—	$—	—%	$266	$—	$266	100%
Total cost of goods sold	—	—	—	—%	53	—	53	100%
Gross margin	—	—	—	—%	213	—	213	100%
Operating expenses:
General and administrative	10,140	7,902	2,238	28%	33,960	25,328	8,632	34%
Research and development	9,128	12,323	(3,195)	(26)%	31,952	44,061	(12,109)	(27)%
Amortization and depreciation	129	511	(382)	(75)%	657	1,522	(865)	(57)%
Intangible asset impairment charge	—	10,049	(10,049)	(1)%	—	10,049	(10,049)	(100)%
Total operating expenses	19,397	30,785	(11,388)	(37)%	66,569	80,960	(14,391)	(18)%
Operating loss	(19,397)	(30,785)	11,388	37%	(66,356)	(80,960)	14,604	18%
Other income (expense):
Interest and other expense:
Interest on convertible notes	(1,187)	(1,257)	70	6%	(4,299)	(2,870)	(1,429)	(50)%
Amortization of discount on convertible notes	(637)	(157)	(480)	(306)%	(2,382)	(2,739)	357	13%
Amortization of debt issuance costs	(19)	(21)	2	10%	(70)	(40)	(30)	(75)%
Loss on extinguishment of convertible notes	(3,109)	(7,625)	4,516	59%	(11,072)	(11,794)	722	6%
Finance charges	(7,025)	(1)	(7,024)	(702,400)%	(8,084)	(138)	(7,946)	(5,758)%
Inducement interest expense	(954)	(5,360)	4,406	82%	(6,186)	(12,922)	6,736	52%
Legal settlement	—	—	—	—%	(1,941)	—	(1,941)	(100)%
Interest and other expense	(12,931)	(14,421)	1,490	10%	(34,034)	(30,503)	(3,531)	(12)%
Loss before income taxes	(32,328)	(45,206)	12,878	28%	(100,390)	(111,463)	11,073	10%
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(32,328)	$(45,206)	$12,878	28%	$(100,390)	$(111,463)	$11,073	10%
Basic and diluted loss per share	$(0.05)	$(0.08)	$0.03	36%	$(0.15)	$(0.19)	$0.04	20%
Basic and diluted weighted average common shares outstanding	695,614	577,854	117,760	20%	663,373	595,226	68,147	11%

(1) See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

Product revenue

For the nine months ended February 28, 2022, we recognized revenue of approximately $0.3 million; none in the three months ended February 28, 2022 and the three and nine months of the comparable periods of fiscal 2021. Revenue was related to the fulfillment of orders under a Compassionate Special Permit (“CSP”) in the Philippines for the treatment of COVID-19 patients. As discussed in the previous filings, sales were made under the April 2021 exclusive supply and distribution agreement granting Chiral the right to distribute and sell up to 200,000 vials of leronlimab through April 15, 2022.

For additional information about the revenue recognition policy, refer to Item 1, Note 2, Summary of Significant Accounting Policies, Revenue Recognition, of this Form 10-Q.

Cost of goods sold (“COGS”) and Gross margin

For the nine months ended February 28, 2022, we recognized cost of goods sold of approximately $53.0 thousand; none in the three months ended February 28, 2022. We did not have revenue or associated costs in the comparable periods of 2021. At the time of the sales, FDA approval had not yet been received for leronlimab and the product sold was previously expensed as research and development expense due to its being manufactured prior to the commencement of the manufacturing of commercial grade pre-launch inventories. Therefore, COGS consists only of the costs of packaging and shipping of the vials, including related customs and duties. When product manufactured prior to the manufacturing of pre-launch inventories is fully depleted and commercial grade pre-launch inventories for which manufacturing costs have been capitalized are sold, it is expected that COGS will significantly increase and gross margin will significantly decrease.

For additional information about the inventories policies, refer to Note 2, Summary of Significant Accounting Policies, Inventories, of the 2021 Form 10-K and this Form 10-Q.

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
		(Revised) (1)				(Revised) (1)
Salaries, benefits, and other compensation	$3,227	$2,436	$791	32%	$5,463	$7,417	$(1,954)	(26)%
Stock-based compensation	(438)	1,937	(2,375)	(123)	4,219	9,053	(4,834)	(53)
Legal fees	5,161	2,520	2,641	105	16,718	5,100	11,618	228
Other	2,190	1,009	1,181	117	7,560	3,758	3,802	101
Total general and administrative	$10,140	$7,902	$2,238	28%	$33,960	$25,328	$8,632	34%

G&A expenses increased approximately $2.2 million, or 28%, for the three months ended February 28, 2022 compared to the same period in the prior year. The increase was primarily driven by increased other compensation, legal fees, and other. The increase in other compensation was related to the accrual of expenses related to severance due to the Company’s former CEO, which was partially settled in stock in March 2022. Refer to the further discussion regarding the separation of the former CEO provided in Item 1, Note 7, Equity Awards and Warrants, Former CEO Severance in Common Stock, of this Form 10-Q. The increase in legal fees was primarily related to legal fees associated with the SEC and DOJ investigations, the Pestell employment dispute, and the Amarex dispute. The decrease in stock-based compensation was primarily related to the forfeiture of unvested equity grants of the former CEO upon separation. Additionally, the increase in other G&A expense was primarily due to increased insurance premiums and outsourced consulting and recruiting services.

G&A expenses increased approximately $8.6 million, or 34%, for the nine months ended February 28, 2022 compared to the same period in the prior year. The increase was primarily driven by increased legal fees and other G&A expense, which were partially offset by decreased employee-related costs. The increase in legal fees was primarily related to the proxy contest and related lawsuits, SEC and DOJ investigations, the Pestell employment dispute, and the Amarex dispute. The increase in other was primarily due to increased insurance premiums, costs associated with the 2021 annual meeting of stockholders, and outsourced consulting and recruiting services. The reduction in salaries, benefits and other compensation was attributable to a reduction in bonuses and the reclassification of previously accrued incentive compensation to stock-based compensation due to the compensation being issued in stock, offset by an increase in severance costs related to the termination of employees and salaries and benefits. The decrease in stock-based compensation was primarily related to the forfeiture of unvested equity grants of the former CEO upon separation, partially offset by the issuance of common stock for bonus compensation instead of cash.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
		(Revised) (1)				(Revised) (1)
Clinical	$2,612	$10,194	$(7,582)	(74)%	$17,273	$26,650	$(9,377)	(35)%
Non-clinical	203	52	151	290	878	1,090	(212)	(19)
CMC	6,067	1,804	4,263	236	13,086	15,618	(2,532)	(16)
License and patent fees	246	273	(27)	(10)	715	703	12	2
Total research and development	$9,128	$12,323	$(3,195)	(26)%	$31,952	$44,061	$(12,109)	(27)%

For the nine months ended February 28, 2022, R&D expenditures were primarily devoted to: (1) COVID-19 clinical trials, (2) HIV extension studies which continue to provide leronlimab to patients who have previously successfully completed a trial, (3) NASH clinical trial, (4) HIV BLA resubmission , (5) clinical trials for oncology and other immunology indications, and (6) CMC activities related to clinical and commercialization inventories, including expenses associated with inventory related charges.

For the three months ended February 28, 2022, R&D expenses decreased approximately $3.2 million, or 26%, compared to the same period in the prior year. The decrease was primarily due to decreased clinical expenses, offset by CMC related activities and a slight increases in non-clinical expenses. The reduction in clinical expenses was primarily attributable to decreased expenses associated with the various clinical trials related to COVID-19, HIV extension studies, NASH, oncology, costs related to resubmission of our HIV BLA, and the packaging and shipping of leronlimab. The driver of the increase in the CMC expense was related to the increase of the inventory reserve for the estimated obsolescence of raw materials, and the expensing of vialed drug product used for clinical purposes and inventory rendered defective for commercial purposes due to manufacturing errors committed by the contract manufacturer during the manufacturing process. The increase in non-clinical expenses was attributable to increased activity associated with pre-clinical studies.

For the nine months ended February 28, 2022, R&D expenses decreased approximately $12.1 million, or 27%, compared to the same period from 2021. The decrease was primarily due to lower clinical, CMC, and non-clinical expenses. The decrease in clinical expenses was primarily attributable to reduced expenses associated with the various clinical trials related to COVID-19, HIV extension studies, and oncology, and the packaging and shipping of leronlimab. The reduction in CMC expense was due to decreased manufacturing activity tied to the commercialization of leronlimab, partially offset by the increase of inventory reserves for estimated obsolescence of raw materials, and the expensing of vialed drug product used for clinical purposes and inventory rendered defective for commercial purposes due to manufacturing errors committed by the contract manufacturer during the manufacturing process. The reduction in non-clinical expenses was attributable to decreased activity associated with pre-clinical studies.

Amortization and depreciation expenses, and intangible asset impairment charge

In the three and nine months ended February 28, 2022 and 2021, amortization and depreciation expense was approximately $0.1 million and $0.5 million, and approximately $0.7 million and $1.5 million, respectively. The decrease of approximately $0.4 million, or 75%, and approximately $0.8 million, or 57% is primarily attributable to the non-cash impairment charge related to the ProstaGene asset recorded in the third quarter of fiscal year 2021, in addition to some intangible assets becoming fully amortized.

Interest and other expense

Interest and other expense consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
		(Revised) (1)				(Revised) (1)
Interest on convertible notes payable	$1,187	$1,257	$(70)	(6)%	$4,299	$2,870	$1,429	50%
Amortization of discount on convertible notes	637	157	480	306	2,382	2,739	(357)	(13)
Amortization of debt issuance costs	19	21	(2)	(10)	70	40	30	75
Loss on extinguishment of convertible notes	3,109	7,625	(4,516)	(59)	11,072	11,794	(722)	(6)
Finance charges	7,025	1	7,024	702,400	8,084	138	7,946	5,758
Inducement interest expense	954	5,360	(4,406)	(82)	6,186	12,922	(6,736)	(52)
Legal settlement	—	—	—	—	1,941	—	1,941	100
Total interest and other expense	$12,931	$14,421	$(1,490)	(10)%	$34,034	$30,503	$3,531	12%

(1) See Note 2, Correction of Immaterial Misstatements in Prior Period Financial Statements in Form 10-Q for the period ended November 30, 2021.

In the three and nine months ended February 28, 2022 and 2021, we recognized a non-cash loss on the extinguishment of convertible notes of approximately $3.1 million and $7.6 million, and approximately $11.1 million and $11.8 million, respectively. The losses resulted from separate and independently negotiated note payment settlements in which certain debt was agreed to be settled in exchange for shares issued at a price less than the closing price at the date of the respective transactions. The original underlying convertible notes were entered into on November 10, 2020 and April 2, 2021. The November 10, 2020 note was fully retired during the three months ended November 30, 2022. Refer to Item I, Note 6, Convertible Instruments and Accrued Interest, for further information.

The increase in finance charges in the three and nine months ended February 28, 2022 as compared to the same periods in the prior year, was primarily attributable to a non-cash expense related to the issuance of 15.0 million warrants pursuant to the Backstop Agreement in addition to interest charges assessed on amounts due to vendors. Refer to Part I, Note 7, Equity Awards and Warrants, Private Placement of Warrants under Surety Bond Backstop Agreement for additional information.

For the three months ended February 28, 2022 as compared to the same period in the prior year, interest on convertible notes did not change significantly. In the nine months ended February 28, 2022 as compared to the same period in the prior year, the increase is attributable to the larger amount of debt carried by the Company at the beginning of the fiscal year.

For the nine months ended February 28, 2022, we incurred approximately $1.9 million as legal settlement expense; none in the three months ended February 28, 2022 and three and nine months of the comparable periods of fiscal 2021. The legal settlement expense consisted of a $0.2 million cash payment and approximately $1.7 million of non-cash expense related to the issuance of warrants in connection with a negotiated settlement of a dispute with a placement agent.

Liquidity and Capital Resources

Cash

The Company’s cash and restricted cash position of approximately $2.4 million as of February 28, 2022 decreased by approximately $31.6 million, when compared to the balance of $33.9 million at May 31, 2021. This decrease was primarily the result of approximately $71.7 million in cash used in our operating activities offset by approximately $40.1 million in cash provided by financing activities. Refer to Item 1, Note 2, Summary of Significant Accounting Policies, Going Concern, and Going Concern discussion below to obtain an understanding of the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments.

	Nine months ended February 28,		Change
(in thousands)	2022	2021	$
		(Revised) (1)
Net cash (used in) provided by:
Net cash used in operating activities	$(71,679)	$(84,767)	$13,088
Net cash used in investing activities	$(30)	$(100)	$70
Net cash provided by financing activities	$40,129	$84,866	$(44,737)

Cash used in operating activities

During the nine months ended February 28, 2022, we used $71.7 million for operating activities, an improvement of $13.1 million as compared to the same period in the prior year. The decrease in the net amount of cash used in operating activities was due primarily to the change in our net loss, working capital fluctuations, and changes in our non-cash expenses, all of which are highly variable.

Cash used in investing activities

Net cash used in investing activities was insignificant in the nine months ended February 28, 2022, compared to the same period in the prior year.

Cash provided by financing activities

During the nine months ended February 28, 2022, net cash provided by financing activities was $40.1 million, a decrease of $44.7 million as compared to the same period in the prior year. The decrease was primarily attributable to a decrease in proceeds received from convertible notes of $50.0 million, and from stock option and warrant exercises.

Inventories

The Company’s pre-launch inventories consist of raw materials purchased for commercial production and work-in-progress inventory related to the substantially completed commercial production of pre-launch inventories of leronlimab in light of the Company’s expectation regarding approval of the product as a combination therapy for HIV patients in the United States. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. See Item 1, Note 2, Summary of Significant Accounting Policies – Inventories, and Note 3, Inventories, net, for further discussion of the capitalization of pre-launch inventories.

The Company’s inventory position as of February 28, 2022 was approximately $82.7 million, net of an approximate $5.8 million reserve, a decrease of approximately $10.8 million when compared to a balance of approximately $93.5 million as of May 31, 2021, net of an approximate $0.7 million reserve. During the nine months ended February 28, 2022, the decrease in inventory was primarily related to $5.1 million reserved for current and future estimated obsolescence of raw materials, approximately $3.6 million related to the write-off of expired raw materials not previously reserved for and vialed drug product used for clinical purposes, $3.3 million of inventories returned or credits received from vendors, offset by inventory purchases of approximately $2.0 million. As of February 28, 2022 the raw materials balance was approximately $19.5 million, net of an approximate $5.8 million reserve, and the total work-in-progress was approximately $63.2 million. Work-in-progress consists of bulk drug substance, which is the manufactured drug stored in bulk storage, and drug product, which is the manufactured drug in unlabeled vials. Bulk drug substance and drug product comprised approximately $1.7 million and $61.5 million, respectively, of work-in-progress inventory.

Convertible debt

A summary of our convertible debt arrangements is included in Note 6, Convertible Instruments and Accrued Interest, of the Notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

April 2, 2021 Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. The outstanding balance of the April 2, 2021 Note, including accrued interest, was $11.4 million as of February 28, 2022.

April 23, 2021 Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. The outstanding balance of the April 23, 2021 Note, including accrued interest, was $29.1 million as of February 28, 2022.

Common stock

We have 1,000.0 million authorized shares of common stock. As of February 28, 2022, we had approximately 713.3 million shares of common stock outstanding, approximately 79.3 million shares of common stock issuable upon the exercise of warrants, approximately 32.2 million shares of common stock issuable upon conversion of convertible preferred stock and undeclared dividends, approximately 19.0 million shares of common stock issuable upon the exercise of outstanding stock options or the vesting of outstanding restricted stock units, approximately 10.2 million shares of common stock reserved for issuance pursuant to future stock-based awards under our equity incentive plan, and approximately 12.0 million shares of common stock reserved and issuable upon conversion of outstanding convertible notes. As a result, as of February 28, 2022, we had approximately 134.0 million unreserved authorized shares of common stock available for issuance.

Our ability to continue to fund our operations depends on our ability to raise such capital. The funding necessary for our operations may not be available on acceptable terms or at all. If we may need to scale back operations and/or slow CMC-related activities, delay, reduce the scope of, or eliminate one or more of our clinical trials or postpone our regulatory submissions and commercialization initiatives or our ability to adequately fund legal proceedings, which would adversely affect our business, financial condition, and stock price. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets, in extreme cases, we could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Off-Balance Sheet Arrangements

As of February 28, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 5, Accounts Payable and Accrued Liabilities, Note 6, Convertible Instruments and Accrued Interest, and Note 10, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and in Item 7 of the 2021 Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings. As of February 28, 2022, we were not party to any material pending legal proceedings, other than those described in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual or if an accrual has not been made, could be material to the Company’s consolidated financial statements. As of February 28, 2022, the Company had not recorded any accruals related to the outcome of the matters described in Note 10, Commitments and Contingencies, Legal Proceedings.

Regulatory Matters

FDA Refusal to File Letter re HIV BLA Submission

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The FDA informed the Company the BLA did not contain certain information and data needed to complete a substantive review and therefore, the FDA would not file the BLA. The deficiencies cited by FDA included administrative deficiencies, omissions, corrections to data presentation and related analyses, and clarifications regarding the manufacturing processes. The Company is working with consultants to cure the BLA deficiencies noted and will resubmit the BLA as soon as practical. In November 2021, the Company resubmitted the non-clinical and CMC sections of the BLA and is currently reevaluating when it expects to complete the clinical section. As of March 2022, the FDA had commenced its review of the CMC section. The Company is in dispute with its former contract research organization (“CRO”), as described in Note 10, Commitments and Contingencies – Legal Proceedings. Recently, in the context of the litigation, the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA, which the CRO had been withholding. Further, the order granted the Company the right to perform an audit of the CRO’s services. Additionally, the FDA recently placed the HIV program on a partial clinical hold, which may affect the ability to resubmit the BLA. The Company is in the process of evaluating the data, results of the audit, and implications of the partial clinical hold. The Company will provide an updated timeline anticipated resubmission date once it completes its evaluation, the impact those results may have on the BLA and the estimated resubmission timeline.

FDA Warning Letter re COVID-19 Misbranding of Investigational Drug

In January 2022, the Company received a Warning Letter from the United States FDA alleging that its former CEO and President, Dr. Nader Pourhassan, had made references in a video interview to COVID-19 and leronlimab in a promotional context to the effect that leronlimab, an investigational new drug, is safe and effective for the purpose for which it is being investigated or otherwise promoted the drug. The FDA warned the Company that leronlimab has not been approved or authorized by the FDA, its safety and effectiveness has not yet been established, and that the related clinical trial data was mischaracterized in the video. The FDA further alleged the video misbrands leronlimab under section 502(f)(1) of the FD&C Act and in violation of section 301(a) of the FD&C Act, as the claims in the video make representations in a promotional context regarding the safety and efficacy of an investigational new drug that has not been approved or authorized by the FDA. The Company is working closely with the FDA to resolve this matter and take the proper corrective actions.

FDA Partial Clinical Hold re HIV and Full Clinical Hold re COVID-19 Letters

In March 2022, the United States FDA placed a partial clinical hold on the Company’s HIV program and a full clinical hold on its COVID-19 program in the United States. The Company was not enrolling any new patients in the trials placed on hold in the United States. The partial clinical hold on the HIV program impacts patients currently enrolled in extension trials. These patients will be transitioned to other available therapeutics and no clinical studies can be initiated or resumed until the partial clinical hold is resolved. CytoDyn is working closely with the FDA to resolve the partial clinical hold as soon as possible. Under the full clinical hold on the COVID-19 program, no new clinical studies may be initiated until the clinical hold is resolved. The Company is not currently conducting any COVID-19 trials in the United States, as it is evaluating the most optimal programs on which to focus its resources and attention. The Company is working closely with the FDA to resolve the partial clinical hold as soon as possible.

Going Concern

As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $100.4 million for the nine months ended February 28, 2022 and has an accumulated deficit of $636.1 million as of February 28, 2022. The Company has had limited to no activities that produced revenue in the periods presented and has sustained operating losses since inception.

We currently require and will continue to require a significant amount of additional capital to fund operations and pay our liabilities and commitments, and our ability to continue as a going concern is dependent on our ability to raise such additional capital, commercialize our product and achieve profitability. If the Company is not able to raise such additional capital on a timely basis or on favorable terms, it may need to scale back operations and/or slow CMC-related activities, delay or reduce the scope of, or eliminate one or more of our clinical trials or postpone our regulatory submissions and commercialization initiatives, or ability to adequately fund legal proceedings, which could materially delay commercialization initiatives and its ability to achieve profitability. The Company’s failure to raise additional capital could also affect its relationships with key vendors, including Samsung, disrupting its ability to timely execute its business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities and proceeds from convertible notes payable and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities, combined with additional potential funding from other traditional and non-traditional financing sources. As of the date of this filing, the Company has approximately 134.0 million shares of common stock unreserved, authorized and available for issuance under its certificate of incorporation, as amended.

The sale of equity and convertible debt securities to raise additional capital may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities or other debt or equity financing, the related transaction documents could contain covenants restricting its operations. On April 2 and April 23, 2021, the Company entered into long-term convertible notes that are secured by all of our assets (excluding our intellectual property), and include certain restrictive provisions, including limitations on incurring additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms and conditions. On February 14, 2022, in exchange for warrants the Company entered into a Backstop Arrangement with an accredited investor whereby the Company pledged its patents and the investor agreed to indemnify the issuer of the Surety Bond in the Amarex dispute with respect to the Company’s obligations under the Surety Bond. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company expects to require additional capital beyond currently anticipated needs. Additional capital, if available, may not be available on reasonable or non-dilutive terms. Refer to Item 1A in the 2021 Form 10-K and Item 1A in Part II of this Form 10-Q for additional information.

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in the 2021 Form 10-K. Also refer to Item 1, Note 2, Summary of Significant Accounting Policies, Revenue Recognition, and Note 3, Inventories, net of this Form 10-Q for additional discussion.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

The Company capitalizes inventories procured or produced in preparation for product launches sufficient to support estimated initial market demand subject to regulatory approval for commercial sale. The Company believes that material uncertainties related to the ultimate regulatory approval of leronlimab for commercial sale have been significantly reduced based on positive data from its Phase 2b/3 clinical trial for leronlimab as a combination therapy with highly active antiretroviral therapy (“HAART”) for highly treatment-experienced HIV patients, as well as information gathered from meetings with the U.S. Food and Drug Administration (“FDA”) related to its Biologic License Application (“BLA”) for this indication. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The FDA informed the Company the BLA did not contain certain information and data needed to complete a substantive review and therefore, the FDA would not file the BLA. The deficiencies cited by FDA included administrative deficiencies, omissions, corrections to data presentation and related analyses, and clarifications regarding the manufacturing processes. The Company is working with consultants to cure the BLA deficiencies noted and will resubmit the BLA as soon as practical. In November 2021, the Company resubmitted the non-clinical and chemistry, manufacturing, and controls (“CMC”) sections of the BLA and is currently reevaluating when it expects to complete the clinical section. As of March 2022, the FDA had commenced its review of the CMC section. The Company is in dispute with its former contract research organization (“CRO”), as described in Note 10, Commitments and Contingencies, Legal Proceedings. Recently, in the context of the litigation, the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA, which the CRO had been withholding. Further, the order granted the Company the right to perform an audit of the CRO’s services. Additionally, the FDA recently placed the HIV program on a partial clinical hold, which may affect the ability to resubmit the BLA. The Company is in the process of evaluating the data, results of the audit, and implications of the partial clinical hold. The Company will update the status of its anticipated resubmission of the clinical section of the BLA once it completes its evaluation. The Company anticipates that when the FDA completes its review of the BLA following completion of the resubmission, leronlimab will be approved, and market acceptance of leronlimab as a treatment for HIV will be forthcoming, enabling the Company to sell the amount of pre-launch inventory on-hand prior to its expiration. Refer to Note 2, Summary of Significant Accounting Policies, Inventories, Note 3, Inventories, net, and Note 10, Commitments and Contingencies, and Part II, Item 2. Regulatory Matters, and Item 1A. Risk factors for additional discussions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of the 2021 Form 10-K.

Interest Rate Risk

We are exposed to market risks in the ordinary course of business. These risks primarily include interest rate sensitivities. As of February 28, 2022, we had $2.4 million in cash and restricted cash. We intend to hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and the low risk profile of its investment, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash.

Common Stock Price Volatility

The Compensation Committee of the Board of Directors has historically granted stock incentive awards to management and employees in the form of stock options. Stock-based compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the date of grant using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. This expense is reflected as part of the general and administrative expense line item in our consolidated statements of operations. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience.

Since November 2019, our common stock has experienced periods of elevated volatility in trading. Grants of stock options and warrants during 2022 will continue to reflect expected volatility in the estimation of grant date fair value of stock options that would result in a higher value and related stock-based compensation expense for these awards when compared to prior years.

Additionally, we negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash charge upon extinguishment of debt as the price of our common stock fluctuates. If we continue to enter into these settlements, the increased levels of volatility in our common stock trading price will result in increased dilution and extinguishment gains or losses.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended ("the Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Financial Officer, who has also been performing the functions of the Chief Executive Officer as interim President since January 25, 2022, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in the Form 10-Q for the period ended November 30, 2021, we identified an error that resulted in revisions to additional paid-in capital and non-cash inducement interest expense beginning in fiscal year 2018 through the three months ended August 31, 2021. The error relates to a pre-existing model used to calculate non-cash inducement interest expense designed to calculate inducement interest expense specific to modification of a warrant term (e.g., extension of the term or modification of exercise price) without settling the instrument. However, starting in fiscal year 2018 and to date, inducements have been primarily structured to be a settlement of the warrant, not a modification. We believe the failure to identify these errors on a timely basis resulted from a material weakness related to the evaluation of complex accounting issues due to staffing constraints and lack of technical expertise. In connection with the identification of the material weakness in our internal control over financial reporting, we continue to evaluate, design and implement controls and procedures to address this weakness. In recent periods, we have entered into consulting arrangements for external resources and have hired additional personnel with accounting skills to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting. A material weakness in internal control over financial reporting is a matter that may require some period of time to correct. We will continue to evaluate, design and implement policies and procedures to address the material weakness, including enhancing accounting personnel to adequately execute our accounting processes and address our internal control over financial reporting as a public company. We are also implementing several transformation initiatives to centralize and simplify our business processes and systems. We expect to complete their implementation by the end of the current fiscal year; we believe they will enhance our internal control over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout these transformation initiatives.

Other than the changes to date described above, there have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Financial Officer, who has also been performing the functions of the Chief Executive Officer as interim President since January 25, 2022, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 28, 2022 due to the material weakness in internal control over financial reporting described above.

PART II – Other Information

Item 1. Legal Proceedings

Refer to Note 10, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, for a description of pending material legal proceedings.

Item 1A. Risk Factors

We are subject to various risks, including risk factors identified in our Annual Report on Form 10-K for the year ended May 31, 2021, as amended by Amendment No. 1 filed with the SEC on September 28, 2021, as well as the risk factors described below. You should carefully consider these risk factors in addition to other information in this Form 10-Q.

Our cash reserves are extremely low, requiring that we raise substantial additional financing to satisfy our current payment obligations and to fund our operations.

We must raise substantial additional funds in the near term to meet our payment obligations and fund our operations. This funding may not be available on acceptable terms or at all. In addition, as of March 28, 2022, we had only approximately 134.0 million shares of common stock available for issuance in new financing transactions. If we fail to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities, including resubmission of our BLA application, analysis of clinical trial data for purposes of responding to FDA requirements and preparing additional regulatory submissions, engaging in additional clinical trials, or seeking additional commercialization opportunities, regulatory and compliance activities, and legal defense activities. Any such delay or inability to pursue our planned activities could adversely affect our business, financial condition, and stock price. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

We have capitalized pre-launch inventories prior to receiving FDA marketing approval. If either FDA approval or market acceptance post-approval do not occur at all or on a timely basis prior to shelf-life expiration, the Company will be required to write-off pre-launch inventories, which would materially and adversely affect, financial condition ability to raise additional financing, and stock price.

Pre-launch inventories consist of raw materials and work-in-progress related to our product candidate leronlimab, the costs of which were capitalized prior to. If FDA approval is significantly delayed, the salability of our product may be affected due to shelf-life of our pre-launch inventory. In addition, market acceptance of our product could fall short of our expectations due to introduction of a competing product, physicians being unwilling or unable to prescribe leronlimab to their patients, or if our target patient population is reluctant to try leronlimab as a new therapy. If any of these risks were to materialize with respect to our product, or if the launch of such product is significantly postponed, the salability of our pre-launch inventories would be adversely affected and may require write-off of a significant portion of the carrying value of our pre-launch inventories.

Pre-launch inventories consist of costs of raw materials and work-in-progress related to our product candidate leronlimab, which have been capitalized prior to the date that we anticipate that such product will receive FDA final marketing approval. The BLA resubmission will require updating the previously provided analyses which could result in significant delay in obtaining approval. If FDA approval is significantly delayed, the salability of our product may be affected due to shelf-life of our pre-launch inventory. In addition, market acceptance of our product could fall short of our expectations due to introduction of a competing product, physicians unwilling or unable to prescribe leronlimab to their patients, or if our target patient population is reluctant to try leronlimab as a new therapy. If any of these risks were to materialize with respect to our product, or if the launch of such product is significantly postponed, the salability of our pre-launch inventories would be adversely affected and may require write-off of the carrying value of our pre-launch inventories in amounts that could have a material adverse effect on our results of operations and financial condition.

In September 2021, we notified the FDA of an expected delay in the completion of resubmission of our BLA for the use of leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. The delay was caused by what we believe to be performance failures by our former contract research organization, coupled with the additional time for a new team to address the deficiencies. Subsequent events have resulted in further delays in the resubmission process, including the action by the United States FDA in March 2022 to place a partial clinical hold on the Company’s HIV program and a full clinical hold on its COVID-19 program in the United States. We are currently evaluating the steps required to resolve the issues underlying the clinical holds and continue to advance the resubmission process. We cannot currently predict with any certainty when we will be able to complete our BLA resubmission. We likely will need to obtain significant additional funding to cover the costs of preparing for BLA resubmission, among other activities, which may not be available on acceptable terms, if at all. Substantial additional delays in our efforts to commercialize our drug product are likely to result in the need to write down the value of our inventories due to obsolescence. Investor confidence in our company may also be adversely affected, which may reduce the market price of our common stock and decrease stockholder value.

We received notice of a material breach of our payment obligations to Samsung, which ultimately could result in termination of our agreements for manufacturing of our drug product and related services we expect Samsung to provide under the agreements.

Beginning in January 2022, Samsung has communicated with us regarding alleged defaults by the Company in our payment obligations under our agreements with Samsung. Negotiations are ongoing with Samsung regarding potential approaches to resolve these issues, including entering into a revised schedule of payments over an extended period of time, satisfaction of a portion of our payment obligations in equity securities of the Company, and postponing or cancelling the manufacturing of additional drug product provided for in our agreements. There can be no assurance that we will be able to address the issues raised by Samsung in a timely manner or avoid being found to be in default under our agreement with Samsung. Failure to do so may ultimately result in termination of our agreements with Samsung, which could jeopardize our ability to properly store our inventories of drug product and manufacture additional drug product when needed.

Refer to Note 10, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q for additional information.

Our Commercialization and License Agreement with Vyera was assigned in December 2021 to Regnum Corp., which has no operations and virtually no assets.

Our Commercialization and License Agreement with Vyera (the “License Agreement”), under which we had exclusive rights to commercialize leronlimab for use with HIV patients in the U.S., gave Vyera the right to assign its rights and obligations under the agreement to an affiliate of Vyera. In October 2020, Vyera assigned the agreement to SevenScore Pharmaceuticals, which in turn assigned the agreement to Regnum Corp. in December 2021. Vyera, SevenScore and Regnum are each affiliates controlled by their parent Phoenixus AG. Phoenixus acquired Regnum in April 2021; at September 30, 2021, Regnum had $4,000 in assets and had no operations or revenues during the nine months ended September 30, 2021. Regnum likely will require a significant infusion of capital to fund its obligations under the License Agreement following approval of leronlimab by the FDA. Refer to Licensing in Part 7, of the Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as amended by Amendment No. 1 filed with the SEC on September 28, 2021 for additional information regarding the License Agreement.

We have identified a material weakness in our internal control over financial reporting as of November 30, 2021, which could, if not remediated, result in material misstatements in, or untimely reporting of, our financial results which could lead to substantial additional costs and an adverse impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal quarter, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for each fiscal year. Management determined that, as of November 30, 2021, we had a material weakness in our internal control over financial reporting and that, accordingly, our disclosure controls and procedures were ineffective. Refer to Part II, Item 4, Controls and Procedures, of the Form 10-Q for the period ended November 30, 2021 for additional information regarding Material Weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be detected or prevented on a timely basis. We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are identified in the future, our financial statements may contain material misstatements requiring us to restate our financial results, and potentially resulting in substantial additional costs for accounting and legal fees, shareholder litigation and a decline in our stock price.

Our business, operating results and financial condition could be negatively affected as a result of actions by activist investors.

As described in Note 10, Commitments and Contingencies, to the Form 10-Q for the period ended November 30, 2021, we have experienced unsuccessful litigation by activist shareholder groups. Similar actions may occur in the future. While the Company welcomes opinions of all stockholders, responding to demands, litigation, proxy contests or other initiatives by activist investors may divert the attention of our Board, management team, and employees from their regular duties in the pursuit of business opportunities to enhance stockholder value. Such actions may also cause our existing or potential customers, employees, strategic partners and stockholders to have questions or doubts about the future direction of the Company and may provide our competitors with an opportunity to exploit these concerns. Such circumstances could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 27, 2022, the Board of Directors approved the appointment of Karen J. Brunke, Ph.D., as a director of the Company, subject to satisfactory completion of a background check. Her appointment was effective on March 30, 2022. The Board also appointed Dr. Brunke to the Board’s Compensation Committee and Audit Committee.

In early April 2022, the Company commenced an offering of up to 61.3 million units, with each unit consisting of one share of common stock and three-quarters of a warrant to purchase one share of common stock. The offering is being conducted in a private placement through a placement agent in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The securities being offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The intended use of proceeds is to fund operations and for general corporate purposes, including the reduction of indebtedness.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as corrected April 7, 2022.	X

4.1	Form of Initial Warrant issued under Security Bond Backstop Agreement		8-K	4.1	2/17/2022

4.2	Form of Make-Whole Warrant issued under Security Bond Backstop Agreement		8-K	4.2	2/17/2022

10.1	Surety Bond Backstop Agreement dated February 14, 2022, among the Company and certain parties named therein **	X

10.2	Separation Agreement and Release of Claims Claims with Nader Z. Pourhassan, Ph.D., effective March 8, 2022	X

31.1	Rule 13a-14(a) Certification by CFO and interim President (performing functions of CEO) of Registrant.	X

32.1	Certification of CFO and interim President (performing functions of CEO) of the Registrant pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

**Schedule 3 has been omitted; a copy will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 11, 2022	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer and Interim President
(Principal Financial and Accounting Officer)