Form 10-K/A
period 2022-05-31
CytoDyn Inc.
filed 2022-09-28
CIK 1175680

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

As of August 31, 2022, the registrant had 812,255,400 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of CytoDyn Inc. for the fiscal year ended May 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original 10-K.

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

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2022

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the names and ages as of September 28, 2022, and certain other information for each of the members of our Board of Directors:

				Board committees
Director name	Age	Principal occupation	Independent	Audit	compensation	Nom/Gov
Tanya D. Urbach, Board Chair	55	Partner, Eagle Bay Advisors	Yes	M	M	C
Lishomwa C. Ndhlovu, M.D., Ph.D.	52	Professor, Immunology in Medicine and Neuroscience, Cornell University	Yes		M	M
Karen J. Brunke, Ph.D.	70	Executive Vice President, Corporate and Business Development, Jaguar Health, Inc. (NASDAQ: JAGX)	Yes	M	C	M
Ryan M. Dunlap	52	Chief Financial Officer, Gurobi Optimization	Yes	C
Scott A. Kelly, M.D.	52	Chief Medical Officer and Head of Business Development	No

Tanya D. Urbach. Ms. Urbach has been a director since November 24, 2021 and has served as our Board Chair since January 24, 2022. She is currently Partner/Head of Family Office for Eagle Bay Advisors, which provides family office and investment advisory services, and also provides corporate governance and corporate finance advice to Dynepic, Inc., which provides an integrated platform to power immersive training programs for companies and U.S. military forces. From November 2020 through March 31, 2021, Ms. Urbach was a sole practitioner advising broker-dealers, investment advisers and their professionals. From January 2019 through October 2020, she was a shareholder at the law firm Markun, Zusman, Freniere & Compton in Portland, Oregon. She served as General Counsel for Paulson Investment Company, LLC, a registered broker-dealer that provides investment banking services to the Company from time to time, from July 2015 until January 2019, providing advice regarding corporate governance, securities regulatory compliance, corporate finance, and other legal and securities-related issues. Ms. Urbach earned her bachelor’s degree at University of Oregon and her law degree at Lewis & Clark Law School. She served on the Executive Committee of the Oregon State Bar Securities Regulation Section from 2007 through 2015 and 2019 to the present. She brings extensive training and expertise in the conduct of securities offerings, securities litigation, corporate finance and business growth, corporate governance, and other corporate business and legal issues to the Board.

Lishomwa C. Ndhlovu, M.D., Ph.D. Dr. Ndhlovu has been a director since November 24, 2021 and previously served on the Company’s Scientific Advisory Board. He was appointed to Weill Cornell Medicine in 2019 as Professor of Immunology in Medicine and Neuroscience. Before joining Weill Cornell Medicine, Dr. Ndhlovu was a Professor at the University of Hawaii from 2011 to 2019, where he retains an adjunct appointment. As Co-leader of the $26.5 million NIH - Martin Delaney Collaboratory for HIV Cure “HOPE.”, he is a recognized expert in basic and complex immunology and immunotherapy research. He has focused much of his work on confronting the challenges of HIV and aging, addressing molecular mechanism of HIV and COVID-19 pathogenesis, complications and persistence. Dr. Ndhlovu received his M.D. from the University of Zambia and his Ph.D. from Tohoku University in Japan and is an elected Fellow of the American Academy of Microbiology. He brings a deep understanding of the central nervous system aspects of HIV and research expertise in major arenas in which the Company is conducting clinical trials of its drug product.

Karen J. Brunke, Ph.D. Dr. Brunke was appointed as a director effective April 1, 2022. Dr. Brunke has over 30 years of scientific, operational, clinical, senior executive, and corporate development managerial experience with large and small biotechnology companies. She is currently the Executive Vice President of Corporate and Business Development at Jaguar Health, Inc. (NASDAQ: JAGX). Previously, Dr. Brunke was part of the executive team that merged Mercator Genetics Inc. with Progenitor, a subsidiary of Interneuron Pharmaceuticals, in 1999 and helped take the resulting company public. Dr. Brunke was Chief Operating Officer of Anexus Pharmaceuticals, a subsidiary of the Japanese public company MediBic, responsible for in- and out-licensing assistance for Japanese companies, and was founding Chief Executive Officer of Cardeus Pharmaceuticals, a neuroscience company. Dr. Brunke received her BA in Biochemistry as well as a Ph.D. in Microbiology from the University of Pennsylvania.

Ryan M. Dunlap. Mr. Dunlap was appointed as a director effective August 24, 2022. Mr. Dunlap has over 25 years’ experience in finance and operations leadership, developing significant expertise in strategy setting, improving operational efficiency and effectiveness, fundraising and investor relations, financial reporting and compliance, and risk management. Mr. Dunlap joined Gurobi Optimization, a company that offers customers a mathematical optimization solver to address business problems, in October 2019. Prior to that, he was CFO beginning in January 2016, as well as COO beginning in December 2017, at MolecularMD (now ICON Specialty Labs), a growth equity-backed molecular diagnostics company. Earlier in his career, Mr. Dunlap held various financial and operational leadership roles in large, multinational organizations, and spent 11 years with public accounting firms such as PwC, KPMG, and Moss Adams, where he provided business assurance and advisory services to both public and private companies predominately in the software, technology, and life sciences industries. Mr. Dunlap earned a B.S. degree in Accounting from the University of Oregon and is an active licensed CPA in the state of Oregon.

Scott A. Kelly, M.D. Dr. Kelly has been a director since April 2017 and served as the Chairman of the Board from December 2018 until January 24, 2022. Dr. Kelly was named to the non-executive position of Chief Science Officer of the Company in July 2019, and was appointed Chief Medical Officer and Head of Business Development in April 2020. Prior to leaving clinical medicine to focus on CytoDyn, Dr. Kelly served at Atlanta-based Resurgens Orthopaedics since 2002, including as Director of the Safety Council since 2013 and as Medical Director of the Resurgens Orthopaedics’ Spine Center since 2007. Dr. Kelly is a fellow of the American Board of Physical Medicine and Rehabilitation and a diplomate of the American Academy of Physical Medicine and Rehabilitation. Dr. Kelly also is a member of the Spine Intervention Society, Georgia Society of Interventional Spine Physicians, and American Academy of Physical Medicine and Rehabilitation. Dr. Kelly has received numerous honors, including being named as America’s Best Physicians in 2016 and 2017 by The National Consumer Advisory Board, “Top Doctor” in 2015, 2016 and 2017 by Castle Connolly, and “Top Doctor” by Atlanta Magazine in 2016. Dr. Kelly is the author of What I’ve Learned from You: The Lessons of Life Taught to a Doctor by His Patients. Dr. Kelly received his B.A. in Psychology from Emory University, his medical doctorate from Medical College of Georgia and completed his medical residency at Emory University. Dr. Kelly brings extensive patient treatment experience and a deep knowledge of life sciences to the Board.

Executive Officers

The following table identifies certain information about our executive officers as of September 28, 2022. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Cyrus Arman, Ph.D.	41	President
Scott A. Kelly, M.D.	52	Chief Medical Officer and Head of Business Development
Antonio Migliarese	39	Chief Financial Officer, Treasurer, and Secretary
Nitya G. Ray, Ph.D.	70	Chief Technology Officer

Cyrus Arman, Ph.D. Dr. Arman was appointed President on July 9, 2022. Dr. Arman previously held positions with a number of biotechnology companies, most recently serving as Chief Business Officer of Nimble Therapeutics, Inc., a company focused on engineering peptides. Prior to Nimble he was Vice President of Corporate Development and Strategy of NEUVOGEN, Inc., an immune-oncology company developing therapeutic whole cell cancer vaccines, from 2019 until 2021. Beginning in 2017, he served as cofounder and managing partner of BioVega Capital, LLC, a life sciences hedge fund, for four years, and as Director of Corporate Strategy at Amgen (NASDAQ: AMGN), a leading independent biotechnology company, for two years. For three years prior to 2017, Dr. Arman was Global Director and

Head of Competitive Intelligence and Strategy at Amgen. He received an M.S. degree in biomedical engineering and a Ph.D. in neuroscience from the University of Southern California and an M.B.A from the UCLA Anderson School of Management.

Antonio Migliarese. Mr. Migliarese was appointed as the Company’s Chief Financial Officer on May 18, 2021. Mr. Migliarese, has held various positions with increasing responsibilities since joining the Company on January 16, 2020, including Interim President, from January 24, 2022 to July 8, 2022, Vice President, Corporate Controller, from January 16, 2021 until May 17, 2021, and Corporate Controller from April 24, 2020 to January 15, 2021. Prior to joining the Company, Mr. Migliarese was the Controller for Domaine Serene Vineyards and Winery, Inc. from 2018 to 2020, Corporate Controller for Lightspeed Technologies, Inc., an R&D company and supplier of high-tech audio and video solutions to schools and similar organizations, from 2015 to 2018, and CFO of American Cannabis Company, Inc. (OTCQB: AMMJ), from November 2014 until January 2016. Mr. Migliarese is a Certified Public Accountant and began his career in the assurance group of PricewaterhouseCoopers (PwC).

Nitya G. Ray, Ph.D. The Board appointed Dr. Ray as Chief Technology Officer – Head of Process Sciences, Manufacturing and Supply Chain on December 22, 2018. Dr. Ray served as our Senior Vice President of Manufacturing from November 2015 to June 2017. Between June 2017 and December 2018, Dr. Ray served as Executive Vice-President, Head of Product Development, Manufacturing and Supply Chain of Actinium Pharmaceuticals, Inc. (NYSEAMERICAN: ATNM). Prior to joining the Company in 2015, Dr. Ray was Senior Vice President at Progenics Pharmaceuticals, Inc. (NASDAQ: PGNX). During his 14-year tenure at Progenics, he was responsible for manufacturing, process & analytical sciences & quality control. He possesses extensive knowledge of leronlimab (PRO 140) development. Dr. Ray successfully manufactured the first 10 batches of leronlimab at Progenics under GMP, which was approved by the FDA for use in all clinical trials. Dr. Ray brings 30 years of progressive, hands-on experience in strategic planning and execution of process development and manufacturing of biologics, engineered tissue therapeutics, antibody drug conjugates, and small molecule and radiopharmaceutical drugs. He has demonstrated expertise in diverse technology platforms, product development, pre-clinical, clinical and commercial manufacturing, process and analytical sciences, quality control, global supply chain, quality systems and regulatory affairs. Dr. Ray holds a Ph.D. in Biochemical Engineering and a M.S. degree in Chemical & Biochemical Engineering from Rutgers University and a B.S. degree in Chemical Engineering from Jadavpur University.

Information about Dr. Kelly is set forth above under “Directors.”

Audit Committee Members and Financial Expert

The Audit Committee consists of Mr. Dunlap and Mses. Urbach and Brunke, with Mr. Dunlap serving as the chair. The Board has determined that each current member of the Audit Committee is financially sophisticated under the listing rules of The Nasdaq Stock Market (the “Nasdaq Rules”). The Board has also determined that Mr. Dunlap is an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC. All current members of the Audit Committee are considered independent because they satisfy the independence requirements prescribed by the Nasdaq Rules, including those set forth in Rule 10A-3 under the Exchange Act.Code of Ethics and Business Conduct.

We have adopted a Code of Ethics and Business Conduct and a Statement of Policy on Insider Trading and Policy Regarding Special Trading Procedures. Copies of these governing documents, as well as the committee charters described below, are available on our website at www.cytodyn.com under the Investors/Corporate Governance tabs.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires directors, officers and beneficial owners of more than 10 percent of the Company’s common stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2022 other than an initial report on Form 3 filed after the due date by each of new directors Ndhlovu, Seethamraju, and Urbach, one Form 4 filed after the due date by executive officers Kelly, Migliarese, and Ray, each reporting five acquisitions of common stock in lieu of salary, and one Form 4 filed after the due date by former executive officer Recknor reporting two acquisitions of common stock in lieu of salary.

Item 11.   Executive Compensation

Director Compensation

During fiscal year 2022, our non-employee director compensation program provided for: (i) $25,000 in annual cash retainer; (ii) an additional annual cash retainer of $20,000 for service as Lead Independent Director or independent Board Chair, (iii) additional annual cash retainers for committee chairs equal to $20,000 for the Audit Committee and $10,000 for both the Compensation and Nominating and Governance Committees, (iv) annual cash retainers for committee members of $10,000 for Audit and $5,000 for the other two committees, and (v) an annual grant of a non-qualified stock option covering 225,000 shares of common stock vesting in 12 equal monthly installments. In September 2022, directors who were initially elected to the Board on or after November 24, 2021, received pro rata grants of fully vested non-qualified stock options based on their length of service on the Board prior to June 1, 2022.

Nader Z. Pourhassan, Ph.D., the Company’s former CEO, did not receive any additional compensation in consideration for his service as a director in fiscal year 2022. Harish Seethamraju, M.D., who resigned shortly after his election on November 24, 2021, received no compensation as a director. Ryan Dunlap was appointed to the Board of Directors effective August 24, 2022 and did not receive any compensation for services in fiscal year 2022.

In September 2022, the Compensation Committee approved increases in the annual cash retainer for Board service to $40,000 and the additional cash retainer for serving as Lead Independent Director or independent Board Chair to $30,000. Also in September 2022, the Compensation Committee approved grants of nonqualified stock options to Board members who were directors on June 1, 2022, with a grant date fair value of $100,000, and a pro rata amount to Mr. Dunlap, as part of the Company’s director compensation program for fiscal year 2023. The options have a 10-year term with one-third of the options vested on the date of grant and the balance in eight equal monthly installments. Dr. Ndhlovu was granted an additional fully vested nonqualified stock option covering 50,000 shares as compensation for his service on the Company’s Scientific Advisory Board beginning July 1, 2021.

2022 Director Compensation Table

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director for services during fiscal year 2022.

Name of non-employee director		Cash fees	Stock option awards (1)(2)	Total
Tanya D. Urbach	(3)(4)	$ 35,661	$ 45,526	$ 81,187
Lishomwa C. Ndhlovu, M.D., Ph.D.	(4)	$ 16,743	$ 45,526	$ 62,269
Karen J. Brunke, Ph.D.	(5)	$ 6,401	$ 15,175	$ 21,576
Jordan G. Naydenov	(6)	$ 39,049	$ 234,450	$ 273,499
Harish Seethamraju, M.D	(4)(7)	-	-	-
Samir R. Patel, M.D.	(8)	$ 22,500	$ 234,450	$ 256,950
Alan P. Timmins	(3)(8)	$ 33,449	$ 234,450	$ 267,899
Gordon G. Gardiner	(8)(9)	$ 13,542	$ 235,350	$ 248,892

(1)	Stock option awards represent the grant date fair value of the awards pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”), as described in Note 7 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended May 31, 2022 (the “2022 Form10-K”), to which reference is hereby made.
(2)	The total number of shares of common stock underlying stock options held by each non-employee director as of May 31, 2022 are shown in the table below:

Name of non-employee director	Number of shares underlying unexercised stock option awards
Tanya D. Urbach	-
Lishomwa C. Ndhlovu, M.D., Ph.D.	50,000
Karen J. Brunke, Ph.D.	-
Jordan G. Naydenov	952,647
Samir R. Patel, M.D.	349,829
Alan P. Timmins	374,486
Gordon G. Gardiner	93,750

(3)	Cash fees include prorated amounts of annual fees for service as Lead Independent Director or Board Chair.
(4)	Elected to Board of Directors November 24, 2021.
(5)	Appointed to Board of Directors April 1, 2022.
(6)	Resigned from the Board of Directors effective May 17, 2022.
(7)	Resigned from Board of Directors effective December 15, 2021.
(8)	Did not stand for reelection at the 2021 annual stockholders meeting, resulting in final date of service of November 24, 2021. Their stock options granted for service in fiscal year 2022 were amended just before that date to accelerate vesting of one additional monthly installment of options and to permit exercise until the end of the original term.
(9)	Appointed to the Board of Directors July 1, 2021.

Compensation Discussion and Analysis

The following summary of the Company’s executive compensation program provides information regarding the compensation awarded to, earned by, or paid to Antonio Migliarese, our Chief Financial Officer, who also served as interim President beginning January 24, 2022 through July 9, 2022, and our two other executive officers as of May 31, 2022, Scott A Kelly, M.D., and Nitya G. Ray, Ph.D. Information is also presented for Nader Z. Pourhassan, Ph.D., our former President and Chief Executive Officer, whose employment with the Company terminated on January 24, 2022, and for Chris P. Recknor, M.D., who became our Senior Director of Research and Development, a non-executive position, on April 19, 2022. We refer to these five individuals as our “named executive officers.” Other executive officers who served during fiscal year 2022 received total compensation less than the amounts paid or awarded to our named executive officers.

Executive Compensation Policies and Procedures

Our Company believes that our executive compensation program should be designed to attract, motivate and retain highly qualified executives by paying them competitively and rewarding and encouraging individual and superior company performance, on both a short- and long-term basis, thereby aligning our executives’ behavior with long-term stockholder interests. The Board’s Compensation Committee is tasked with reviewing compensation policies and practices applicable to all executive officers. Effective July 2, 2021, the Compensation Committee adopted a written policy regarding executive compensation to govern the committee in making its determinations and fulfilling its responsibilities. Under the policy, the Compensation Committee will:

•

be composed of at least three members who are independent directors as provided under the Nasdaq Rules or rules of another applicable national securities exchange on which the Company’s stock is listed;

•

select and engage one or more independent compensation advisors and receive written recommendations from such advisors to assist the Compensation Committee in determining types and levels of compensation for executive officers and non-employee directors on an annual basis;

•

assess the compensation levels and composition of the Company’s peer group annually, based on factors the Compensation Committee deems relevant after discussion with its independent compensation advisor(s), and consider for selection as peers, as deemed appropriate by the Compensation Committee, companies that are operating in the same industries as the Company and have similar market capitalization;

•

consider and approve the compensation of the Company’s executive officers annually, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation, and the composition of executive compensation in terms of base salary, deferred compensation, performance-based compensation, equity-based compensation, and other benefits to be provided to executive officers; this decision-making process will occur once per year, including evaluation of the achievement of goals for the most recent performance period(s) and establishment of goals for the ensuing performance period(s);

•

consider and approve the annual compensation for non-employee directors for each fiscal year, including cash retainers for service as directors and as members of Board committees, equity-based compensation, and other benefits to be provided to non-employee directors; and

•	refrain from recommending or approving bonuses to non-employee directors based on Company performance.

The policy expressly permits the Compensation Committee to make decisions regarding executive or director compensation in connection with the addition of new directors, the hiring of new executive officers or promotion of existing executive officers, and other circumstances that are, in the judgment of the Compensation Committee, exceptional. All decisions of the Compensation Committee are reported to our Board.

Role of Independent Compensation Advisor

The Compensation Committee has the sole authority and responsibility to select, retain, and terminate its independent compensation advisors and to approve their fees and terms of engagement. In April 2021, the Compensation Committee engaged Aon/Radford (“Aon”) as its new independent compensation consultant. The Compensation Committee selected Aon in part due to its experience in developing comparative compensation analyses by industry. Aon was asked to refresh the Company’s peer group for compensation comparison purposes, to provide comparative information regarding executive compensation at peer companies, and to assist in designing the Company’s executive compensation program for fiscal year 2022, including grants of equity awards and performance goals for incentive compensation.

Peer Group Adopted for Fiscal Year 2022

As part of its consulting services, Aon conducts surveys and develops comparative compensation data by industry. In June 2021, Aon assisted the Compensation Committee in selecting a new peer group focused on pre-revenue biotechnology companies. The peer group recommended by Aon included a total of 20 companies, of which 12 were additions to the peer group previously used by the Compensation Committee for market comparison purposes. The proposed peer group included companies with market caps ranging from 0.3 times to 3.0 times the Company’s then market cap, with the goal of smoothing variations in comparability that could arise from volatility in stock trading prices. The Compensation Committee approved the updated peer group as recommended by Aon for purposes of establishing the Company’s executive compensation program for fiscal year 2022, as follows:

Agenus* Agios Pharmaceuticals Albireo Pharma* Arcus Biosciences Celldex Therapeutics* Chinook Therapeutics* Curis*	Cytokinetics Deciphera Pharmaceuticals Dicerna Pharmaceuticals Epizyme IDEAYA Biosciences* Immunovant* Inovio Pharmaceuticals*	MacroGenics* Mersana Therapeutics* Molecular Templates Sorrento Therapeutics* Syndax Pharmaceuticals* Y-mAbs Therapeutics

* Indicates a company that was added to the peer group in Aon’s fiscal year 2022 analysis

In accordance with Aon’s recommendations, the following companies were removed from the fiscal year 2022 peer group: Apellis Pharmaceuticals, Inc.; BridgeBio Pharma, Inc.; Eagle Pharmaceuticals, Inc.; Fate Therapeutics, Inc.; Intercept Pharmaceuticals, Inc.; Novavax, Inc.; Principia Biopharma Inc.; and TG Therapeutics, Inc.

Executive Compensation Program for Fiscal Year 2022

Based on recommendations by Aon, the Compensation Committee structured our executive compensation program for fiscal year 2022 to include the elements described below. In making decisions on the 2022 program, the Compensation Committee determined that target total direct compensation for our executive officers generally should not exceed the 75th percentile of the Company’s peer group. It also decided that stock option grants should be used to align the executives’ compensation with value creation for our stockholders and, where appropriate, to fix target total direct compensation at the desired peer group percentile. For Dr. Recknor and Mr. Migliarese, the Compensation Committee determined that salaries should fall in the 25th to 50th percentile, with target total direct compensation pegged at the 50th percentile compared to the Company’s peer group. In making its determinations regarding the 2022 executive officer compensation program, the Compensation Committee did not expressly take into consideration the results of the most recent advisory vote on executive compensation at the Company’s annual meeting of stockholders held on November 24, 2021, but has sought to act in accordance with its understanding of the stockholders’ interests in considering and approving compensation for the Company’s executive officers.

Base Salaries

The Compensation Committee determined base salaries for the named executive officers for fiscal year 2022 based on a variety of factors, including salary levels in the competitive labor market and for similar positions at companies in the Company’s peer group, individual performance, job responsibilities, and tenure with the Company, as well as prior experience, economic conditions facing the Company, and retention.

The Compensation Committee also solicited input from the Company’s then CEO with respect to the compensation of the other named executive officers and took into consideration the CEO’s recommendations.

Based on comparative compensation information provided by Aon/Radford in July 2021, the Compensation Committee fixed base salaries for the Company’s named executive officers for fiscal year 2022 as follows: Dr. Pourhassan, $665,000, a decrease of approximately 33%; Dr. Kelly, $585,000, a decrease of approximately 16%; Dr. Ray, $525,000, unchanged, Dr. Recknor, $460,000; and Mr. Migliarese, $415,000. With respect to Dr. Kelly, the Compensation Committee determined to peg his salary at $100,000 above the 75th percentile for his position as Chief Medical Officer in the market comparisons for the Company’s peer group, in recognition of his service as Board Chair, Head of Business Development, and additional public relations responsibilities. Dr. Recknor’s increase was made retroactive to March 11, 2021, when he became Chief Operating Officer, and Mr. Migliarese’s increase was made retroactive to May 18, 2021, when he was promoted to the position of Chief Financial Officer. In March 2022, in order to conserve cash resources, the Compensation Committee authorized the payment of 25% of executive salaries in the form of shares of common stock. In September 2022, Mr. Migliarese’s salary for the period from January 24, 2022, until July 9, 2022, was increased by $25,000 in recognition of his dual service as CFO and interim President.

Annual Cash Incentive Plan

For fiscal year 2022, the Compensation Committee established performance goals for each of our named executive officers under our bonus plan for executive officers. The target level of annual cash incentives for each named executive officer is fixed in the executive’s employment agreement, and expressed as a percent of base salary. For fiscal year 2022, all named executive officers had a target bonus equal to 50% of the executive’s base salary other than Dr. Pourhassan, whose target percentage was 100% of base salary.

As recommended by Aon, the performance goals, established by the Compensation Committee for the named executive officers for the 2022 fiscal year were corporate-wide goals intended to facilitate the successful execution of the Company’s strategic objectives, including completion of the resubmission of the Company’s Biologic License Application for leronlimab as a combination therapy for highly treatment-experienced HIV patients.

In June 2022, the Compensation Committee assessed the extent to which the performance goals established in July 2021 had been achieved and determined that none of the performance goals had been satisfied. Accordingly, no bonuses or cash incentive payments were paid to the named executive officers for services during fiscal year 2022. See the Grants of Plan-Based Awards table below for additional information.

Long-Term Equity Incentives

We also provide long-term incentives to our named executive officers under the 2012 Plan. For fiscal year 2021, the Compensation Committee had approved equity awards comprising stock options, restricted stock units (“RSUs”) and performance share awards (“PSUs”). In July 2021, based on advice from Aon/Radford that the predominant practice of pre-revenue biotech companies is to grant equity awards in the form of stock options, the Compensation Committee decided to return to the practice of granting nonqualified stock options as the only form of equity incentive compensation for fiscal year 2022. Nonqualified stock options do not provide holders with the tax advantages afforded to holders of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended; rather, they benefit the Company by permitting it to deduct compensation expense for tax purposes when options are exercised in an amount equal to the compensation income recognized by the option holder.

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

In fiscal year 2022, our named executive officers were granted nonqualified stock options to purchase common stock as follows: Dr. Pourhassan, 4,275,000 shares; Dr. Kelly, 1,750,000 shares; Dr. Ray, 500,000 shares; Dr. Recknor, 1,475,000 shares; and Mr. Migliarese, 1,000,000 shares. In September 2022, Mr. Migliarese was granted a nonqualified stock option to purchase 630,222 shares of common stock in recognition of his service as both interim President and Chief Financial Officer for almost six months beginning January 24, 2022. Dr. Pourhassan’s options were forfeited upon termination of his employment on January 24, 2022. See the “Grants of Plan-Based Awards” table below for additional information about stock options granted in fiscal year 2022.

Compensation Committee Report

The Compensation Committee is charged with carrying out the Board's overall responsibilities relating to compensation of the Company's executive officers. The Compensation Committee has reviewed the foregoing section headed "Compensation Discussion and Analysis" and has discussed its contents with members of the Company's management. Based on its review and discussions, the Compensation Committee has recommended to the Board of Directors that the section headed "Compensation Discussion and Analysis" be included this Annual Report on Form 10-K for the fiscal year ended May 31, 2022, and the Company's proxy statement on Schedule 14A for its 2022 annual meeting of stockholders.

Submitted by the Compensation Committee of the Board of Directors:

Karen J. Brunke, Chair Lishomwa C. Ndhlovu
Tanya Durkee Urbach

To the extent provided in Regulation S-K Item 407(e)(5), this report shall not be deemed to be soliciting material or to be filed with the SEC by reason of being furnished with this Annual Report on Form 10-K.

Executive Compensation Tables

The following table sets forth information regarding the compensation of our named executive officers for our fiscal years ended May 31, 2022, 2021, and 2020.

2022 Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock awards ($)(4)	Stock option awards ($)(5)	Non-equity incentive plan compensation ($)(6)	All other compensation ($)(7)	Total ($)
Nader Z. Pourhassan, Ph.D.	2022	431,210	-	-	4,587,075	-	1,010,436	6,028,721
President and Chief Executive Officer	2021	1,000,000	800,000	3,750,090	4,238,000	200,000	57,417	10,045,507
	2020	865,671	617,500	7,200,000	1,242,150	-	45,933	9,971,254
Nitya G. Ray, Ph.D.	2022	497,656	-	27,345	501,000	-	14,930	1,040,931
Chief Technology Officer	2021	525,000	150,000	777,300	1,059,500	91,875	30,624	2,634,299
	2020	400,000	150,000	-	212,473	-	13,005	775,478
Scott A. Kelly, M.D.	2022	554,531	-	30,470	1,877,750	-	16,636	2,479,387
Chief Medical Officer	2021	700,000	200,000	1,227,782	1,059,500	107,345	37,830	3,332,457
Chris P. Recknor, M.D.	2022	436,042	-	23,960	1,452,900	-	13,081	1,925,983
Sr. Executive VP of Clinical Operations
Antonio Migliarese	2022	411,567	-	21,615	1,302,000	-	12,347	1,747,529
Chief Financial Officer

(1)	Dr. Pourhassan’s employment terminated on January 24, 2022. Dr. Recknor ceased to be an executive officer on April 19, 2022. Mr. Migliarese also served as interim President beginning January 24, 2022. Dr. Kelly was not a named executive officer in fiscal year 2020. Dr. Recknor and Mr. Migliarese were not named executive officers in fiscal years 2020 or 2021.
(2)	Beginning March 31, 2022, 25% of each named executive officer’s salary was paid in the form of shares of common stock instead of cash. In September 2022, Mr. Migliarese’s salary was increased by $25,000 in recognition of his dual service as CFO and interim President from January 24, 2022, until July 9, 2022, resulting in additional salary awarded for services in fiscal 2022 in the amount of $18,182.
(3)	The amounts shown for 2021 represent supplemental bonuses paid in July 2020 in recognition of significant achievements during the quarter ended August 31, 2020.
(4)	Stock awards represent the aggregate grant date fair value of the awards, except for awards subject to performance conditions (“PSUs”), which represent aggregate grant date fair value based on the probable outcome of such conditions, all pursuant to ASC 718, as described in Note 1 and Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K, to which reference is hereby made. The grant date fair value of shares of common stock issued in lieu of salary or severance is included in the Salary column. See footnotes (2) and (7). The shares that vested under PSUs granted in fiscal year 2021 were as follows: Dr. Pourhassan, 200,000 shares; Dr. Kelly, 153,350 shares; and Dr. Ray, 52,500 shares. See “Grants of Plan-Based Awards” below for more detailed information regarding the Company’s equity awards for fiscal year 2022.
(5)	Stock option awards represent the aggregate grant date fair value of the awards pursuant to ASC 718, as described in Note 7 to the Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K, to which reference is hereby made. The option awards to Dr. Pourhassan shown in the table were forfeited or expired unexercised.
(6)	As permitted under applicable provisions of the Company’s executive employment agreements, the Compensation Committee determined that nonequity incentive payments for services during fiscal year 2021 would be paid 50% in cash and 50% in fully vested shares of common stock. The total value of cash and shares received is shown in the column.
(7)	For our named executive officers represents our qualified non-elective contributions to the Company’s 401(k) employee savings plan. For Dr. Pourhassan, it also includes the amount of severance (18 months of base salary) to which he became entitled under his employment agreement upon termination. The severance due on March 25, 2022, equal to 12 months of base salary was paid in the form of shares of common stock, as permitted under the terms of his employment agreement. The total value of all perquisites and personal benefits received by any named executive officer in fiscal year 2022 was less than $10,000.

The following table sets forth information regarding awards of nonequity incentive plan compensation and equity awards under the 2012 Plan to the named executive officers during the fiscal year ended May 31, 2022.

Grants of Plan-Based Awards for the Fiscal Year Ended May 31, 2022

Name	Grant date	Approval date	Estimated potential future payouts under nonequity incentive plan awards (1) target ($)	All other stock awards: Number of shares of stock or units (#) (2)	All other option awards: Number of securities underlying options (#) (3)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Nader Z. Pourhassan, Ph.D.	6/1/2021		$ 665,000
	10/18/2021	10/11/2021			4,275,000	$ 1.39	$ 4,587,075
	3/25/2022	3/8/2022		908,418		$ 0.49	$ 449,576
Scott A. Kelly, M.D.	6/1/2021		$ 292,500
	10/18/2021	10/11/2021			1,750,000	$ 1.39	$ 1,877,750
	3/31/2022	3/7/2022		15,592		$ 0.37	$ 5,769
	4/15/2022	3/7/2022		21,367		$ 0.27	$ 5,769
	4/30/2022	3/7/2022		18,029		$ 0.32	$ 5,769
	5/15/2022	3/7/2022		16,968		$ 0.34	$ 5,769
	5/31/2022	3/7/2022		18,029		$ 0.32	$ 5,769
Nitya G. Ray, Ph.D.	6/1/2021		$ 262,500
	8/6/2021				500,000	$ 1.32	$ 501,000
	3/31/2022	3/7/2022		14,780		$ 0.37	$ 5,469
	4/15/2022	3/7/2022		20,254		$ 0.27	$ 5,469
	4/30/2022	3/7/2022		17,089		$ 0.32	$ 5,469
	5/15/2022	3/7/2022		16,084		$ 0.34	$ 5,469
	5/31/2022	3/7/2022		17,089		$ 0.32	$ 5,469
Chris P. Recknor, M.D.	6/1/2021		$ 230,000
	8/6/2021				1,450,000	$ 1.32	$ 1,452,900
	3/31/2022	3/7/2022		12,950		$ 0.37	$ 4,792
	4/15/2022	3/7/2022		17,746		$ 0.27	$ 4,792
	4/30/2022	3/7/2022		14,973		$ 0.32	$ 4,792
	5/15/2022	3/7/2022		14,093		$ 0.34	$ 4,792
	5/31/2022	3/7/2022		14,973		$ 0.32	$ 4,792
Antonio Migliarese	6/1/2021		$ 207,500
	8/6/2021				1,000,000	$ 1.32	$ 1,002,000
	3/31/2022	3/7/2022		11,683		$ 0.37	$ 4,323
	4/15/2022	3/7/2022		16,010		$ 0.27	$ 4,323
	4/30/2022	3/7/2022		13,509		$ 0.32	$ 4,323
	5/15/2022	3/7/2022		12,714		$ 0.34	$ 4,323
	5/31/2022	3/7/2022		13,509		$ 0.32	$ 4,323
	9/20/2022				630,222	$ 0.58	$ 300,000
(1)	These amounts comprise the target cash incentive award levels for the 2022 executive bonus program. The Compensation Committee did not establish separate threshold or maximum payouts. The Compensation Committee determined that none of the performance goals underlying the awards for fiscal year 2022 had been met, so no amounts were paid.
(2)

The stock award to Dr. Pourhassan represents the severance payment under his employment agreement paid on March 25, 2022, in the form of shares of common stock. The stock awards to other named executive officers represent 25% of salary paid in shares.

(3)

Represents awards of stock options granted under the 2012 Plan. The option granted to Antonio Migliarese on September 20, 2022, was approved by the Compensation Committee on that date as additional compensation for service as interim President beginning January 24, 2022. Twenty-five percent of the award will vest on January 24, 2023; the balance will vest in 36 equal monthly installments beginning one month thereafter, subject to Continuous Service (as the term is defined in the 2012 Plan) through the applicable vesting date. All other options shown in the table vest in three equal annual installments beginning on August 6, 2022, subject to Continuous Service through the applicable vesting date.

The following table sets forth information regarding outstanding stock options and RSUs held by each of our named executive officers as of May 31, 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)
Nader Z. Pourhassan, Ph.D.	-	-	-	-	-	-

Scott A. Kelly, M.D.	25,000	-	$0.52	6/18/2029
	93,750	-	$0.39	10/7/2029
	500,000	-	$0.63	12/19/2029
	166,500	333,500	$3.12	6/15/2030
	-	1,750,000	$1.39	10/18/2031
					166,667	53,333
Nitya G. Ray, Ph.D.	400,000	-	$0.48	12/22/2028
	187,500	-	$0.39	10/7/2029
	600,000	-	$0.63	12/19/2029
	166,500	333,500	$3.12	6/15/2030
	-	500,000	$1.32	8/6/2031
					133,333	42,667
Chris P. Recknor, M.D.	50,000	-	$6.15	6/25/2030
	66,600	133,400	$3.15	8/27/2030
	-	1,450,000	$1.32	8/6/2031
Antonio Migliarese	33,333	16,667	$1.03	1/16/2030
	33,300	16,700	$1.10	2/21/2030
	33,300	66,700	$5.57	7/22/2030
	16,650	33,350	$5.54	2/17/2031
	-	1,000,000	$1.32	8/6/2031
(1)	Represents awards of RSUs that vest in three equal annual installments beginning on June 15, 2021, subject to continued employment through the applicable vesting date.
(2)	Based on the closing sale price of the common stock on May 31, 2022, the last trading day of the Company’s 2022 fiscal year, of $0.32 per share.

Additional Compensation Information

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

Employment Agreements

We have entered into an employment agreement with each of the named executive officers listed in the Summary Compensation Table above. These employment agreements, other than the agreement with Dr. Pourhassan, are collectively referred to below as the “Employment Agreements.” Dr. Pourhassan’s employment agreement was terminated, except as provided therein and in his separation agreement effective as of March 8, 2022, as of the termination of his employment on January 24, 2022. The Employment Agreements provide for indefinite terms of employment until terminated by either party as provided in the Employment Agreements. Each Employment Agreement provides for payment of a base salary (as adjusted by the Compensation Committee from time to time), equity awards under the 2012 Plan (or any successor plan) as determined by the Compensation Committee, and benefits generally made available to the Company’s senior leadership. The Employment Agreements also provide for annual cash incentive performance awards, with target dollar amounts equal to 50% of base salary. The actual amounts of target awards to be paid are based on the Compensation Committee’s evaluation of the level of achievement of the related performance goals, and are payable, as determined by the Compensation Committee, either in cash in full, or 50% in cash and 50% in unrestricted shares of Common stock. Under each of the Employment Agreements, the executive must remain actively employed by the Company through the date of a cash incentive payment to be entitled to the payment.

The Company also entered into an employment agreement with Cyrus Arman, Ph.D., our new President, effective as of July 9, 2022. The agreement has an initial six-month term. Dr. Arman will be considered for advancement to the position of Chief Executive Officer during the initial term, in which event the term of the agreement will be extended. The agreement provides for compensation to Dr. Arman as follows:

●	An initial annual base salary of $458,000.
●	Eligibility to participate in our short- and long-term incentive plans in which other executive officers may participate, with a target annual bonus equal to 40% of Dr. Arman’s annual base salary.
●	An initial grant of options with a grant date fair value of $750,000, and awards of restricted stock units (“RSUs”) and performance stock units (“PSUs”), each with a grant date fair value of $375,000. The initial stock option grant and RSUs were awarded on September 20, 2022. The RSUs vest in four equal annual installments subject to continued employment.
●	Vesting of the PSUs will be tied to satisfactory achievement of performance metrics to be approved by the Board at the time of grant.
●	Other customary benefits for which Dr. Arman is qualified as an executive officer of the Company.

Dr. Arman is also entitled to severance benefits under his employment agreement as follows:

●	If Dr. Arman’s employment is terminated by the Company without cause during the first six months of his employment, he will be entitled to receive cash severance in an amount equal to six months of his annual base salary, with an additional month of severance for each additional month that Dr. Arman is employed up to a maximum of 12 months of severance; or
●	if the Company experiences a change in control during Dr. Arman’s employment and, during the 12 months following the change in control, the Company terminates his employment without cause or he resigns for good reason, cash severance in an amount equal to 12 months of his annual base salary in effect when his termination occurs.

Severance payments may be satisfied either in cash or in common stock, at the sole discretion of the Company. The payment of severance will be subject to Dr. Arman’s execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants.

Payments upon Termination of Employment, Death or Disability, or Change in Control

In the event we terminate the employment of any of our named executive officers without cause, and subject to the named executive officer’s execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants, the Employment Agreements provide for (i) a lump sum payment equal to the sum of three (3) months for Mr. Migliarese, six (6) months for Dr. Recknor, six (6) months for Dr. Kelly, and three (3) months for Dr. Ray, (ii) payments equal to nine (9) months of base salary for Migliarese, six (6) months for Dr. Recknor, six (6) months for Dr. Kelly, and nine (9) months for Dr. Ray, to be paid in regular installments corresponding with the Company’s regular payroll schedule; provided, that the payments described in clause (ii) may not exceed two times the lesser of (A) the sum of the named executive officer’s annualized compensation based upon the named executive officer’s annual salary in the year preceding the year in which the named executive officer’s employment is terminated (adjusted for any increase during that year that was expected to continue indefinitely if the named executive officer’s employment had not terminated) or (B) the applicable dollar limit under Section 401(a)(17) of the Internal Revenue Code for the calendar year in which the named executive officer’s employment is terminated (such limit, the “Severance Limit”), and (iii) all outstanding stock options and other equity awards granted as of the effective date of the Employment Agreement will vest, and (if applicable) become immediately exercisable, except as otherwise provided in an award agreement. The payments described in clauses (i) and (ii) may, in the discretion of the Compensation Committee, be made in whole or in part through the issuance of shares of common stock. Upon an executive’s death or disability, the Company will satisfy its accrued obligations to pay salary and benefits through the date of the event.

In the event we terminate the employment of any of our current named executive officers without cause, or a named executive officer resigns for good reason, in each case, within 12 months following a change in control, and subject to the named executive officer’s execution and non-revocation of a release of claims, the Employment Agreements provide for a lump sum payment equal to the sum of eighteen (18) months of base salary for Mr. Migliarese, and eight (8) months for Dr. Recknor, eight (8) months for Dr. Kelly, and eighteen (18) months for Dr. Ray. Additionally, Dr. Recknor’s Employment Agreement provides for additional payments equal to ten (10) months base salary for Dr. Recknor, to be paid in regular installments corresponding with the Company’s regular payroll schedule, provided, that such payments may not exceed two times the lesser of (A) the sum of the named executive officer’s annualized compensation based upon the named executive officer’s annual salary in the year preceding the year in which the named executive officer’s employment is terminated (adjusted for any increase during that year that was expected to continue indefinitely if the named executive officer’s employment had not terminated), or (B) the Severance Limit. Additionally, Dr. Kelly’s Employment Agreement provides for additional payments equal to ten (10) months of base salary, to be paid on the first regular payroll date following the date that is 270 days following the termination date of his employment; provided, that such payments may not exceed the Severance Limit. Any payments made in relation to a change in control would be in lieu of, and not in addition to, the severance that may be payable upon a termination without cause not within 12 months following a change in control; provided, additionally, the payments described in this clause may not exceed the Severance Limit. Also, all then outstanding and unvested stock options granted to a named executive officer as of the date of the executive’s Employment Agreement will vest as of the change in control date and (if applicable) become immediately exercisable, unless otherwise provided in an award agreement.

The definitions of certain terms used in the Employment Agreements are summarized below:

“Cause” generally means fraudulent or similar acts intended to enrich the executive personally to the detriment or at the expense of the Company; willful and continued failure to perform the duties or obligations reasonably assigned to the executive; a material breach of the confidentiality or non-competition provisions of the Employment Agreement; and conviction of a felony.

“Good reason” generally means a material reduction in the executive’s authority, duties, or responsibilities; a material decrease in the executive’s base salary (with certain exceptions); a relocation of the executive’s principal place of employment by a distance of more than 50 miles; or a material breach of the Employment Agreement by the Company.

“Change in control” generally means the acquisition by a person or group of more than 50% of the total fair market value or total voting power of our outstanding stock; the replacement of a majority of the members of the Board during any 12-month period (unless endorsed by a majority of the existing directors); or the acquisition by a person or group of assets representing at least 40% of the total gross fair market value of our assets.

Dr. Pourhassan became entitled to cash severance totaling $997,500 upon termination of his employment on January 24, 2022, of which $665,000 was paid in March 2022 and the balance is paid in six monthly installments beginning July 2022. All of his stock options and RSUs held on January 24, 2022, expired unexercised.

Name and principal position	Cash severance w/out CIC ($) (1)	Cash severance w/ CIC ($) (2)	Value of accelerated stock options ($) (3)	Value of accelerated RSUs ($) (4)
Scott A. Kelly, M.D., Chief Medical Officer	438,750	658,125	-	53,333
Nitya G. Ray, Ph.D., Chief Technology Officer	393,750	590,625	-	42,667
Chris P. Recknor, M.D., Sr. Executive Director, R&D	345,000	517,500	-	-
Antonio Migliarese, Chief Financial Officer	311,250	466,875	-	-
(1)	Equal to 12 months of annual base salary in effect on May 31, 2022, if employment is terminated by the Company without cause or by the executive for good reason in the absence of a CIC.
(2)	Equal to 18 months of annual base salary in effect on May 31, 2022, if employment is terminated by the Company without cause or by the executive for good reason within 12 months following a CIC.
(3)	Represents the amount, if any, by which the closing sale price of the common stock on May 31, 2022, $0.32, exceeded the per share exercise price of unvested stock options subject to acceleration of vesting upon a CIC.
(4)	Represents the amount based, if any, on the closing sale price of the common stock on May 31, 2022, $0.32, of unvested RSUs subject to acceleration of vesting upon a CIC.

CEO Pay Ratio

The following information provides, for fiscal year 2022, an analysis of the relationship between the annual total compensation of our employees and the annual total compensation of the interim President, Antonio Migliarese, who was serving as our principal executive officer on May 31, 2022 for fiscal year 2022, calculated in accordance with the SEC’s disclosure rules:

●	The total compensation of Mr. Migliarese, based on his compensation as of May 31, 2022, and then annualized for the full 2022 fiscal year 2022, was $2,139,529.
●	The median of the annual total compensation of all of our employees other than Mr. Migliarese (based on our median employee identified under the methodology described below) was $272,000.
●	The resulting ratio of our principal executive officer’s annual total compensation to the annual total compensation of our median employee is 8 to 1.

The pay ratio stated above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records. The SEC's rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratios reported by other companies may not be comparable to our pay ratio stated above.

We completed the following steps to identify the median of the annual total compensation of our employees and to determine the annual total compensation of our median employee and principal executive officer:

●	On May 31, 2022, the date we used to determine the employees to be included in our ratio calculation, our employee population consisted of approximately 20 individuals, including full-time, part-time and temporary employees employed on that date.
●	To find the median of the annual total compensation of the individuals (other than Mr. Migliarese) in our employee population as described above, we used the same methodology as used for purposes of disclosing the total compensation of our executive officers in the Summary Compensation Table. In making this determination, we annualized the compensation of full-time and part-time permanent employees who were employed on May 31, 2022 but who did not work for us during a portion of fiscal year 2022. No full-time equivalent adjustments were made.
●	We identified our median employee using this compensation measure and methodology, which was consistently applied to all employees included in the calculation.
●	After identifying the median employee, we added together all of the elements of that employee’s compensation for fiscal year 2022 in accordance with the requirements applicable to calculating annual total compensation for purposes of the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock as of September 28, 2022, by each director, each named executive officer, and all current directors and executive officers as a group. The Company is not aware of any beneficial owners of more than five percent of our common stock.

			Amount and
			nature of	Percent
			beneficial	of total
Title of class	Name of beneficial owner		ownership (1)	(2)
	Directors and Executive Officers
Common Stock	Nader Z. Pourhassan, Ph.D.	(3)	1,952,495	*
Common Stock	Antonio Migliarese	(4)	610,445	*
Common Stock	Scott A. Kelly, M.D.	(5)	5,115,097	*
Common Stock	Nitya G. Ray, Ph.D.	(6)	2,131,887	*
Common Stock	Chris P. Recknor, M.D.	(7)	1,424,059	*
Common Stock	Karen J. Brunke, Ph.D.	(8)	161,055	*
Common Stock	Lishomwa C. Ndhlovu, M.D.	(9)	336,055	*
Common Stock	Tanya Durkee Urbach	(10)	398,168	*
Common Stock	Ryan Dunlap		—	*
	All Current Directors and Executive Officers as a Group (8 persons)		8,752,707	1.1%

Less than 1% of the outstanding shares of common stock.

(1)	Beneficial ownership includes shares of common stock as to which a person or group has sole or shared voting power or investment power. Shares of common stock subject to stock options and warrants that are exercisable currently or within 60 days of September 26, 2022, are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or convertible securities, but are not deemed outstanding for computing the percentage of any other person.
(2)	Percentages are based on 812,255,400 shares of common stock outstanding as of September 1, 2022.
(3)	Based on information provided by Dr. Pourhassan as of July 20, 2022, exclusive of shares received thereafter pursuant to his Severance Agreement through the date of this filing.
(4)	Mr. Migliarese’s holdings include: (i) 127,562 shares of common stock held directly by Mr. Migliarese and (ii) 482,883 shares of common stock subject to options held directly by Mr. Migliarese.
(5)	Dr. Kelly’s holdings include: (i) 2,101,312 shares of common stock held directly by Dr. Kelly; (ii) a warrant covering 500,000 shares of common stock held directly by Dr. Kelly; (iii) 1,535,417 shares of common stock subject to options held directly by Dr. Kelly; (iv) 782,408 shares of common stock held by Dr. Kelly’s spouse; and (v) 195,960 shares of common stock held by Dr. Kelly, as custodian for his children.
(6)	Dr. Ray’s holdings include: (i) 444,887 shares of common stock held directly by Dr. Ray and (ii) 1,687,000 shares of common stock subject to options held directly by Dr. Ray.

(7)	Dr. Recknor’s holdings include: (i) 824,126 shares of common stock held directly by Dr. Recknor; (ii) 599,933 shares of common stock subject to options held directly by Dr. Recknor.
(8)	Dr. Brunke’s holdings include 161,055 shares of common stock subject to options held directly by Dr. Brunke.
(9)	Dr. Ndhlovu’s holdings include 336,055 shares of common stock subject to options held directly by Dr. Ndhlovu.
(10)	Ms. Urbach’s holdings include: (i) 162,113 shares of common stock held directly by Ms. Urbach and (ii) 236,055 shares of common stock subject to options held directly by Ms. Urbach.

Additional Equity Compensation Plan Information

The following table summarizes information as of May 31, 2022, regarding shares of common stock that may be issued upon exercise of stock options, warrants, and rights under the Company’s equity compensation plans and arrangements. For additional information, see “Grants of Plan-Based Awards for the Fiscal Year Ended May 31, 2022” and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11 above, and Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K, to which reference is hereby made.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	16,904,976	(2)	$ 1.46	3,873,494	(3)
Equity compensation plans not approved by stockholders (4)	850,000		$ 2.08	-
Total	17,754,976		1.49	3,873,494

(1)	Only stock options and warrants were used in computing the weighted-average exercise price.
(2)	Represents outstanding stock options and RSUs granted to current or former employees and directors of the Company pursuant to the 2004 Stock Incentive Plan and the 2012 Plan.
(3)	Represents shares available for future awards under the 2012 Plan that may be in the form of stock options, stock appreciation rights, restricted stock, RSUs, or other stock-based awards. The number of shares available for issuance automatically increases on June 1 of each calendar year in an amount equal to one percent of the Company’s total outstanding shares, unless the Company’s Board of Directors determines, before the immediately preceding fiscal yearend, that there should be a smaller or no increase. The Board determined to waive in full the increase that would have occurred on June 1, 2022.
(4)	Represents outstanding stock options and warrants issued by the Company as consideration for certain consulting or advisory services provided to the Company by independent contractors and by members of our Scientific Advisory Board, as described in footnote 3 to the Outstanding Equity Awards at 2022 Fiscal Year-End table.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Person Transactions

We describe below each transaction or series of similar transactions, since June 1, 2021, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or may exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, at any time since June 1, 2021, had or will have a direct or indirect material interest.

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

The Audit Committee of the Board of Directors (the “Board”) reviews and approves all related party transactions in accordance with the Company’s Related Party Transactions Policy, which is available on our website, www.cytodyn.com/investors. Generally, it is the Company’s policy to enter into or ratify related party transactions only when the Board, acting through the Audit Committee, determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. Specifically, when reviewing a related party transaction, the Audit Committee considers all relevant factors, including but not limited to (if and to the extent possible): the benefits to the Company; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.

The Center for Advanced Research & Education, LLC (“CARE”), owned by Julie Recknor, Ph.D., the spouse of Chris P. Recknor, M.D., is one of our named executive officers, is one of several clinical locations for the Company’s ongoing NASH and COVID-19 long-hauler clinical trials, and was a clinical location for the Company’s completed Phase 2b/3 mild-to-moderate and severe-to-critical COVID-19 clinical trials. Dr. Julie Recknor serves as the Site Director of CARE and manages its day-to-day operations. The Company entered into a Clinical Trial Agreement (“CTA”) with CARE for each of these clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s Clinical Research Organization, prior to Dr. Chris Recknor’s appointment as an executive officer of the Company, and the operational and financial terms of the CTA with CARE are comparable to the terms available to unrelated clinical locations. Dr. Chris Recknor was not involved in the Company’s decision to choose CARE as a clinical location for its ongoing trials, and he is not involved in patient recruitment at the CARE site. As of June 1, 2021, the Company had approximately $0.9 million in accounts payable due to CARE and made payments of approximately $1.7 million to CARE during the fiscal year ended May 31, 2022.

On September 23, 2021, Jordan G. Naydenov, then a director of the Company entered into a private warrant exchange in which he exercised warrants to purchase common stock at $0.90 and $1.50 per share in lieu of the stated exercise price on the original warrants of $0.45 and $0.75 per share, respectively. Mr. Naydenov purchased a total of 644,444 shares of common stock, as well as 644,444 additional shares as an inducement to exercise his warrants, for a total of 1,288,888 shares of common stock. The terms and conditions of the investment totaling approximately $700,000 made by Mr. Naydenov were identical to those offered to other investors.

On February 14, 2022, the Company entered into a Surety Bond Backstop Agreement (the “Backstop Agreement”) with David F. Welch, M.D., in his individual capacity and as trustee of a revocable trust, as well as certain other related parties (collectively, the “Indemnitors”). Pursuant to the Backstop Agreement, the Indemnitors agreed to assist the Company in obtaining a surety bond (the “Surety Bond”) for posting in connection with the Company’s ongoing litigation with Amarex Clinical Research, LLC ("Amarex”) by, among other things, agreeing to indemnify the issuer of the Surety Bond (the “Surety”) with respect to the Company’s obligations under the Surety Bond through August 13, 2022. As consideration for the Indemnitors’ agreement to indemnify the Surety, the Company agreed (i) to issue to 4-

Good Ventures LLC, an affiliate of the Indemnitors (“4-Good”) controlled by Dr. Welch, a warrant for the purchase of 15,000,000 shares of common stock as a backstop fee (the “Initial Warrant”), (ii) to issue to 4-Good a warrant for the purchase of an additional 15,000,000 shares, to be exercisable only if the Indemnitors are required to make any payment to the Surety (the “Make-Whole Warrant” and, together with the Initial Warrant, the “4-Good Warrants”), and (iii) if the Indemnitors are required to make a payment to the Surety, (A) within 90 days of such payment, to reimburse the Indemnitors for any amount paid to the Surety and (B) to pay to the Indemnitors an indemnification fee in an amount equal to 1.5 times the amount paid by the Indemnitors to the Surety. The payment obligations of the Company to the Indemnitors will bear interest at 10% per annum and are secured by substantially all of the patents held by the Company.

Pursuant to an amendment to the Backstop Agreement executed on July 18, 2022 (the “Backstop Amendment”), (i) the obligation of the Indemnitors to indemnify the Surety was extended from August 13, 2022 to November 15, 2022, (ii) each of the 4-Good Warrants has a five-year term from the date of issuance and an exercise price of $0.20 per share (reduced from $0.30 per share), (iii) the Make-Whole Warrant was amended to be fully exercisable immediately, (iv) the deadline for the Company to use its commercially reasonable efforts to file a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) that is intended to register for resale the shares underlying the 4-Good Warrants was extended to December 31, 2022, (v) the Indemnitors and 4-Good agreed to waive the requirement to reserve for issuance the shares subject to the Make-Whole Warrant pending stockholder approval of an increase in the authorized shares of common stock and (vi) upon the exercise in full of the 4-Good Warrants, the Company agreed to take reasonable steps to cause the Indemnitors to be released from their indemnity obligations by an amount equal to the exercise proceeds. As a result of the Backstop Amendment, Dr. Welch acquired beneficial ownership of more than 5.0 percent of the outstanding common stock as of July 18, 2022.

Director Independence

We are not a “listed issuer” as that term is used in Regulation S-K Item 407 adopted by the SEC. However, in determining director independence, we use the definition of independence in Rule 5605(a)(2) and Rule 5605(c)(2) of the listing rules of The Nasdaq Stock Market (the “Nasdaq Rules”).

The Board has determined that current directors Brunke, Dunlap, Ndhlovu and Urbach are independent as defined in the Nasdaq Rules and none of them otherwise have a relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Director Kelly, as the Company’s Chief Medical Officer, is not independent under the Nasdaq Rules. The Board is not aware of any transactions, arrangements, or relationships affecting the independence of any of the current directors other than Dr. Kelly that were not required to be disclosed under Regulation S-K Item 404(a) adopted by the SEC.

Item 14.   Principal Accountant Fees and Services

Board Pre-Approval Process, Policies and Procedures

On April 13, 2022, the Company received a letter from the Company’s then current independent registered public accounting firm, Warren Averett, LLC (“Warren Averett”), informing the Company that, effective April 13, 2022, Warren Averett was resigning as the Company’s independent registered public accounting firm. The Company’s Audit Committee had not recommended a change in the Company’s accountant. On April 18, 2022, the Audit Committee appointed and engaged Macias Gini & O’Connell LLP (“MGO”) as the Company’s independent registered public accounting firm to perform the audit of the Company’s financial statements for the fiscal year ended May 31, 2022, subject to the completion of client acceptance procedures.

During the fiscal years ended May 31, 2020 and May 31, 2021, as well as the subsequent interim period through April 13, 2022, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K), between the Company and Warren Averett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Warren Averett, would have caused Warren Averett to make reference to the subject matter of the disagreements in connection with its reports.

The Audit Committee pre-approves all engagements for audit and non-audit services provided by our independent registered public accounting firms. The Audit Committee pre-approved 100% of the audit fees described below.

Fees Paid to Principal Independent Registered Public Accounting Firm

Warren Averett invoiced our Company the approximate amounts shown in the table below for professional services related to fiscal years 2022 and 2021:

Services rendered	2022	2021
Audit Fees (1)	161,643	310,000
Audit-Related Fees (2)	9,606	50,000
Total Audit and Audit-Related Fees	171,249	360,000
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	171,249	360,000

(1)	The audit fees covered the annual audit of our financial statements for fiscal year 2021, Sarbanes-Oxley compliance work, and quarterly reviews.
(2)	The audit-related fees covered review of our Registration Statements on Forms S-3 and S-8, related accountants’ consents and other matters.
(3)	The tax fees cover tax returns, year-end tax planning and tax advice. No tax fees were invoiced during 2022 or 2021.
(4)	Warren Averett did not invoice us for any other professional services rendered during 2021 or 2020, and it did not provide our Company during either of those years any professional services described in paragraph (c)(4) of Rule 2-01 of Regulation S-X.

MGO invoiced our Company the approximate amounts shown in the table below for professional services related to fiscal year 2022:

Services rendered	2022
Audit Fees (1)	734,319
Audit-Related Fees (2)	-
Total Audit and Audit-Related Fees	734,319
Tax Fees (3)	-
All Other Fees (4)	-
Total Fees	734,319
(1)	The audit fees covered the annual audit of our financial statements and Sarbanes-Oxley compliance work, quarterly reviews,.
(2)	MGO did not invoice us for any professional services rendered during 2022 related to fiscal year 2022 for review of our registration statements, related accountants’ consents and other matters.
(3)	The tax fees cover tax returns, year-end tax planning and tax advice. No tax fees were invoiced during fiscal year 2022.
(4)	MGO did not invoice us for any other professional services rendered during fiscal year 2022, and it did not provide any professional services described in paragraph (c)(4) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements

The Consolidated Financial Statements are included under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc		8-K	10.1	7/30/2012

3.1	Amended and Restated Certificate of Incorporation, as amended through April 7, 2022		10-Q	3.1	4/11/2022

3.2	Amended and Restated Bylaws of CytoDyn Inc.		8-K12G3	3.2	11/19/2018

4.1	Description of the Registrant’s Capital Stock		10-K	4.1	8/15/2022

4.2	Form of Common Stock Certificate		8-K12G3	4.1	9/1/2015

4.3	Form of Placement Agent Warrant (Private Offerings, as Amended)		10-K	4.11	7/27/2018

4.4	Form of Placement Agent Warrant (Registered Offerings, as Amended)		10-K	4.12	7/27/2018

4.5	Form of Warrant Agreement (Private Offerings)		8-K	4.1	9/4/2018

4.6	Form of Warrant Agreement (Registered Offerings)		8-K	4.1	4/5/2019

4.7	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)		8-K	4.1	4/20/2019

4.8	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)	8-K	4.1	10/22/2019

4.9	Form of Warrant Agreement (Series D Convertible Preferred Stock Offering)	8-K	4.1	2/3/2020

4.10	Form of Warrant to Purchase Common Stock (December 2018 Convertible Note Offering)	8-K	4.2	1/3/2019

4.11	Form of Warrant to Purchase Common Stock	8-K	4.1	1/31/2019

4.12	Form of Common Stock Purchase Warrant	8-K	4.1	8/29/2019

4.13	Form of Common Stock Purchase Warrant	8-K	4.1	12/27/2019

4.14	Warrant to Purchase Common Stock by and between CytoDyn Inc. and Iliad Research and Trading, L.P.	8-K	4.2	1/31/2019

4.15	Form of Convertible Promissory Note	8-K	4.1	6/27/2018

4.16	Form of Convertible Promissory Note (December 2018 Convertible Note Offering)	8-K	4.1	1/3/2019

4.17	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	4.1	4/8/2021

4.18	Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	4.1	4/29/2021

4.19	Form of Warrant	8-K	4.1	9/7/2021

4.20	Initial Warrant Issued under Surety Bond Backstop Agreement	8-K	4.1	2/17/2022

4.21	Make-Whole Warrant Issued under Surety Bond Backstop Agreement	8-K	4.2	2/17/2022

4.22	Warrant Issued to Richard G. Pestell	10-K	4.22	8/15/2022

10.1	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003	10-K	10.21	8/29/2013

10.2	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015	8-K/A	10.1	8/19/2015

10.3#	Commercialization and License Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019	10-Q	10.5	1/9/2020

10.4#	Product Specific Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019	10-K	10.12	8/14/2019

10.5#	Supply Agreement between CytoDyn Inc. and Vyera Pharmaceuticals, LLC, dated December 17, 2019	10-Q	10.6	1/9/2020

10.6#	Distribution and Supply Agreement between CytoDyn Inc. and American Regent, Inc.	10-K	10.16	8/14/2020

10.7#	Exclusive Supply and Distribution Agreement between CytoDyn Inc. and Biomm S.A., dated April 6, 2021	10-K	10.7	8/15/2022

10.8	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.4	4/13/2017

10.9	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.5	4/13/2017

10.10#	Master Services Agreement between CytoDyn Inc. and Samsung BioLogics Co., Ltd, dated April 1, 2019	10-K	10.11	8/14/2019

10.11	Form of Indemnification Agreement	10-Q	10.2	10/9/2018

10.12	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	10.2	4/8/2021

10.13	Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	10.2	4/29/2021

10.14*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”)	10-K	10.42	8/14/2020

10.15*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan	10-K	10.43	8/14/2020

10.16*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan	10-K	10.9	8/29/2013

10.17*	Form of Restricted Stock Unit Agreement under the 2012 Plan	8-K	10.1	6/19/2020

10.18*	Form of Stock Option Award Agreement for Employees granted under an arrangement not approved by the Registrant’s shareholders		10-K	10.10	8/29/2013

10.19*	Form of Stock Option Award Agreement for Non-Employee Directors granted under an arrangement not approved by the Registrant’s shareholders		10-K	10.11	8/29/2013

10.20*	Second Amended and Restated Employment Agreement by and between CytoDyn Inc. and Nader Pourhassan dated June 15, 2020		8-K	10.5	6/19/2020

10.21*	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and Scott A. Kelly, M.D.		8-K	10.1	7/19/2019

10.22*	Consulting Agreement, dated July 15, 2019, between CytoDyn Inc. and David F. Welch, Ph.D.		8-K	10.2	7/19/2019

10.23*	Surety Bond Backstop Agreement dated February 14, 2022, among CytoDyn Inc. and certain parties named therein #		10-Q	10.1	4/11/2022

10.24*	Employment Agreement between CytoDyn Inc. and Antonio Migliarese, effective May 18, 2021		10-Q	10.3	10/12/2021
10.25*	Employment Agreement between CytoDyn Inc. and Cyrus Arman, effective July 9, 2022		10-K	10.25	8/15/2022
10.26	Amendment to Surety Bond Backstop Agreement		8-K	10.1	7/25/2022

10.27*	Separation Agreement and Release of Claims between CytoDyn Inc. and Nader Z. Pourhassan, Ph.D., effective March 8, 2022		10-Q	10.2	4/11/2022

10.28	Settlement Agreement dated May 19, 2022, between CytoDyn Inc. and Richard G. Pestell, M.D., Ph.D.		10-K	10.28	8/15/2022

21	Subsidiaries of the Registrant		10-K	21	8/15/2022

23.1	Consent of Warren Averett, LLC		10-K	23.1	8/15/2022

23.2	Consent of Macias Gini & O’Connell LLP		10-K	23.2	8/15/2022

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)		10-K	31.1	8/15/2022

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)		10-K	31.2	8/15/2022

31.3	Certification of Chief Executive Officer under Rule 13a-14(a)	X

31.4	Certification of Chief Financial Officer under Rule 13a-14(a)	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350		10-K	32	8/15/2022

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

*	Management contract, compensatory plan or arrangement.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2022	CYTODYN INC.
(Registrant)

	By:	/s/ Cyrus Arman
Cyrus Arman, Ph.D.
President