Form 10-Q/A
period 2022-08-31
CytoDyn Inc.
filed 2022-10-13
CIK 1175680

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

EXPLANATORY NOTE

This Amendment No. 1 has been filed solely to complete the interactive data file generated as part of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 filed on October 11, 2022 (the “Original Quarterly Report”), with a table presented in Note 6, Equity Awards, discussing Black-Scholes valuation assumptions, which was included in Item 1 of Part I of the Original Quarterly Report but which was omitted from the interactive data file generated on October 11, 2022. Other than the inclusion in this Amendment No. 1 of new certifications required by management (and related amendment to the exhibit index to reflect the addition of such certifications), this Amendment No. 1 speaks only as of the date of the Original Quarterly Report and does not modify or update any other disclosures contained in the Original Quarterly Report.

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

Effective July 9, 2022, Cyrus Arman, Ph.D. was appointed President, and Antonio Migliarese ceased his role as interim President. Dr. Arman previously held positions with a number of biotechnology companies, most recently serving as Chief Business Officer of Nimble Therapeutics, Inc., a company focused on engineering peptides. Prior to Nimble he was Vice President of Corporate Development and Strategy of NEUVOGEN, Inc., an 30mmune-oncology company, developing therapeutic whole cell cancer vaccines, from 2019 until 2021. Beginning in 2017, he served as co-founder and managing partner of BioVega Capital, LLC, a life sciences hedge fund. From 2014 through 2019, he served in a variety of strategy roles at Amgen (NASDAQ: AMGN), a leading independent biotechnology company, including as Director of Corporate Strategy and Global Director and Head of Competitive Intelligence and Strategy. Prior to Amgen he was a Principal at Deallus Consulting, a global lifesciences competitive strategy consulting firm. He received an M.S. degree in biomedical engineering and a Ph.D. in neuroscience from the University of Southern California and an M.B.A from the UCLA Anderson School of Management.

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

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended August 31, 2022.		10-Q	3.1	October 11, 2022

31.1	Rule 13a-14(a) Certification by President of Registrant.	X

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 13, 2022	/s/ Cyrus Arman
Cyrus Arman
President
(Principal Executive Officer)

Dated: October 13, 2022	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer
(Principal Financial and Accounting Officer)