Form 10-Q
period 2022-11-30
CytoDyn Inc.
filed 2023-01-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

On December 31, 2022, there were 832,970,710 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	November 30, 2022	May 31, 2022
Assets
Current assets:
Cash	$2,403	$4,231
Restricted cash	200	—
Prepaid expenses	2,854	5,198
Prepaid service fees	1,094	1,086
Total current assets	6,551	10,515
Inventories, net	—	17,929
Other non-current assets	523	741
Total assets	$7,074	$29,185
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$67,187	$67,974
Accrued liabilities and compensation	5,722	8,995
Accrued interest on convertible notes	8,279	5,974
Accrued dividends on convertible preferred stock	4,571	3,977
Convertible notes payable, net	36,931	36,241
Total current liabilities	122,690	123,161
Operating leases	353	422
Total liabilities	123,043	123,583
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at November 30, 2022 and May 31, 2022, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 and 7 issued and outstanding at November 30, 2022 and May 31, 2022, respectively	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at November 30, 2022 and May 31, 2022, respectively	—	—
Common stock, $0.001 par value; 1,350,000 shares authorized; 825,279 and 720,028 issued, and 824,836 and 719,585 outstanding at November 30, 2022 and May 31, 2022, respectively	825	720
Treasury stock, $0.001 par value; 443 at November 30, 2022 and May 31, 2022	—	—
Additional paid-in capital	692,558	671,013
Accumulated deficit	(809,352)	(766,131)
Total stockholders’ deficit	(115,969)	(94,398)
Total liabilities and stockholders' deficit	$7,074	$29,185

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2022	2021	2022	2021
		(Restated) (1)		(Restated) (1)
Revenue	$—	$225	$—	$266
Cost of goods sold	—	52	—	53
Gross profit	—	173	—	213
Operating expenses:
General and administrative	5,043	16,203	11,376	23,820
Research and development	137	7,447	713	19,467
Amortization and depreciation	54	252	153	528
Inventory charge	17,929	1,593	20,633	3,357
Total operating expenses	23,163	25,495	32,875	47,172
Operating loss	(23,163)	(25,322)	(32,875)	(46,959)
Interest and other expenses:
Interest on convertible notes	(1,159)	(1,426)	(2,305)	(3,112)
Amortization of discount on convertible notes	(580)	(793)	(1,156)	(1,745)
Amortization of debt issuance costs	(18)	(23)	(34)	(51)
Loss on induced conversion	(638)	(6,785)	(638)	(25,315)
Finance charges	(937)	(1,024)	(1,877)	(1,059)
Inducement interest expense	—	(4,704)	—	(5,232)
Legal settlement	—	—	—	(1,941)
Loss on derivatives	—	—	(8,601)	—
Total interest and other expenses	(3,332)	(14,755)	(14,611)	(38,455)
Loss before income taxes	(26,495)	(40,077)	(47,486)	(85,414)
Income tax benefit	—	—	—	—
Net loss	$(26,495)	$(40,077)	$(47,486)	$(85,414)
Basic and diluted:
Weighted average common shares outstanding	813,373	662,600	$800,545	647,517
Loss per share	$(0.03)	$(0.06)	(0.07)	$(0.13)

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2022	35	$—	720,028	$720	443	$—	$671,013	$(766,131)	$(94,398)
Stock issued for compensation	—	—	879	1	—	—	344	—	345
Stock issued for private offerings	—	—	85,378	85	—	—	17,459	—	17,544
Issuance costs related to stock issued for private offerings	—	—	—	—	—	—	(6,289)	—	(6,289)
Conversion of Series C convertible preferred stock to common stock	(1)	—	1,136	1	—	—	(1)	—	—
Warrant exercises	—	—	657	1	—	—	263	—	264
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	4,620	5	—	—	(5)	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(384)	—	(384)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	8,601	—	8,601
Stock-based compensation	—	—	—	—	—	—	996	—	996
Reclassification of prior period preferred stock dividends	—	—	—	—	—	—	(4,265)	4,265	—
Net loss	—	—	—	—	—	—	—	(20,991)	(20,991)
Balance at August 31, 2022	34	—	812,698	813	443	—	687,732	(782,857)	(94,312)
Issuance of stock for convertible note repayment	—	—	1,822	2	—	—	498	—	500
Loss on induced conversion	—	—	—	—	—	—	638	—	638
Stock issued for compensation	—	—	765	—	—	—	310	—	310
Exercise of warrants, net of offering costs	—	—	9,652	10	—	—	2,123	—	2,133
Make-whole shares related to private warrant exchange	—	—	23	—	—	—	—	—	—
Dividend paid in common stock upon conversion of Series C convertible preferred stock ($0.50 per share)	—	—	319	—	—	—	159	—	159
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	1,467	—	1,467
Net loss	—	—	—	—	—	—	—	(26,495)	(26,495)
Balance at November 30, 2022	34	$—	825,279	$825	443	$—	$692,558	$(809,352)	$(115,969)

See accompanying notes to consolidated financial statements.

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
							(Restated) (1)	(Restated) (1)	(Restated) (1)
Balance at May 31, 2021	96	$—	626,123	$626	443	$—	$532,031	$(553,675)	$(21,018)
Issuance of stock for convertible note repayment	—	—	11,816	12	—	—	13,832	—	13,844
Loss on induced conversion	—	—	—	—	—	—	18,530	—	18,530
Issuance of legal settlement warrants	—	—	—	—	—	—	1,744	—	1,744
Stock option exercises	—	—	300	—	—	—	189	—	189
Stock issued for compensation and tendered for income tax	—	—	1,014	1	—	—	(1)	—	—
Stock issued for private offerings	—	—	2,872	3	—	—	2,869	—	2,872
Private warrant exchanges	—	—	1,327	1	—	—	774	—	775
Warrant exercises	—	—	668	1	—	—	502	—	503
Inducement interest expense related to private warrant exchanges	—	—	—	—	—	—	528	—	528
Accrued preferred stock dividends	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,597	—	2,597
Net loss	—	—	—	—	—	—	—	(45,337)	(45,337)
Balance at August 31, 2021	96	—	644,120	644	443	—	573,595	(599,432)	(25,193)
Issuance of stock for convertible note repayment	—	—	8,162	8	—	—	8,193	—	8,201
Loss on induced conversion	—	—	—	—	—	—	6,785	—	6,785
Stock option exercises	—	—	210	—	—	—	200	—	200
Stock issued for private offerings	—	—	25,178	25	—	—	27,282	—	27,307
Conversion of Series B preferred stock to common stock	(60)	—	600	1	—	—	—	—	1
Private warrant exchanges	—	—	6,593	7	—	—	4,608	—	4,615
Offering costs related to stock issuance	—	—	—	—	—	—	(1,418)	—	(1,418)
Warrant exercises	—	—	963	1	—	—	532	—	533
Inducement interest expense related to private warrant exchanges	—	—	—	—	—	—	4,704	—	4,704
Preferred stock dividends accrued and paid in common stock	—	—	35	—	—	—	17	(431)	(414)
Stock-based compensation	—	—	—	—	—	—	2,060	—	2,060
Net loss	—	—	—	—	—	—	—	(40,077)	(40,077)
Balance at November 30, 2021	36	$—	685,861	$686	443	$—	$626,558	$(639,940)	$(12,696)

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended November 30,
	2022	2021
		(Restated) (1)
Cash flows from operating activities:
Net loss	$(47,486)	$(85,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	153	528
Amortization of debt issuance costs	34	51
Amortization of discount on convertible notes	1,156	1,745
Warrants issued for legal settlement	—	1,744
Loss on derivatives	8,601	—
Loss on induced conversion	638	25,315
Inducement interest expense and non-cash finance charges	—	5,232
Inventory charge	20,633	3,357
Stock-based compensation	3,118	4,657
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(303)	(654)
Decrease in accounts payable and accrued expenses	(2,024)	(17,193)
Net cash used in operating activities	(15,480)	(60,632)
Cash flows from investing activities:
Furniture and equipment purchases	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	2,133	5,390
Proceeds from sale of common stock and warrants, net of issuance costs	11,255	28,761
Proceeds from warrant exercises	264	1,036
Proceeds held in trust	200	—
Proceeds from stock option exercises	—	390
Net cash provided by financing activities	13,852	35,577
Net change in cash and restricted cash	(1,628)	(25,068)
Cash beginning of period	4,231	33,943
Cash end of period	$2,603	$8,875
Cash and restricted cash consisted of the following:
Cash	$2,403	$8,875
Restricted cash	200	—
Total cash and restricted cash	$2,603	$8,875
Supplemental disclosure:
Cash paid for interest	$—	$57
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$8,601	$—
Issuance of common stock for principal and interest of convertible notes	$500	$22,045
Accrued dividends on Series C and D convertible preferred stock	$753	$834
Dividend paid in common stock on Series B and C convertible preferred stock conversions	$159	$17
Deemed dividend due to equity modifications, recorded in additional paid-in capital	$5,294	$—

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2022

(Unaudited)

Note 1. Organization

CytoDyn Inc. (together with its wholly owned subsidiaries, the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002, under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a clinical-stage biotechnology company focused on the clinical development of innovative treatments for multiple therapeutic indications based on its product candidate, leronlimab (PRO 140), a novel humanized monoclonal antibody targeting the CCR5 receptor. The Company has been engaged in studying leronlimab for use in the treatment of human immunodeficiency virus (“HIV”), non-alcoholic steatohepatitis (“NASH”), and solid tumors in oncology.

The Company has been investigating leronlimab as a viral entry inhibitor for HIV, believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as NASH. The CCR5 receptor may also be present on cells that undergo malignant transformation and may also be present in the tumor microenvironment. Leronlimab is being studied in NASH, NASH-HIV, solid tumors in oncology, and other HIV indications where CCR5 is believed to play an integral role.

The Company is pursuing the regulatory approval of leronlimab in hopes that commercial sales will be obtained for one or more indications. The Company previously submitted a Biologic License Application (“BLA”) for leronlimab as a combination therapy with highly active antiretroviral therapy (“HAART”) for highly treatment-experienced HIV patients. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission. The FDA informed the Company that the BLA did not contain certain information and data needed to complete a substantive review and therefore, the FDA would not file the BLA. In November 2021, the Company resubmitted the non-clinical and chemistry, manufacturing, and controls (“CMC”) sections of the BLA.

As previously reported and as described in Note 9, Commitments and Contingencies - Legal Proceedings, the Company encountered difficulties in obtaining the clinical data from its trials in the detail and format requested by the FDA in discussions with the Company in connection with its efforts to resubmit the BLA. The Company is engaged in litigation with its former contract research organization (“CRO”), which was responsible for gathering the required data. In the context of the litigation, the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA and other clinical trials, which the CRO had been withholding. Further, the order granted the Company the right to perform an audit of the CRO’s services, which has been completed.

Additionally, in March 2022, the FDA placed the Company’s HIV trials on a partial clinical hold. In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the CRO's inadequate process and performance around the monitoring and oversight of the clinical data.

The Company’s efforts are currently directed toward obtaining removal of the clinical hold.

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

Revision and Restatement of Financial Statements

During the preparation of the quarterly financial statements as of and for the period ended November 30, 2021, the Company identified an error in how non-cash inducement interest expense was calculated in previous reporting periods dating back to fiscal year 2018. The error resulted in an understatement of non-cash inducement interest expense and additional paid-in capital. For details, refer to Note 2, Summary of Significant Accounting Policies - Revision of Financial Statements in the 2022 Form 10-K. Also, during the preparation and audit of the annual financial statements as of and for the fiscal year ended May 31, 2022, the Company concluded that a material error was identified in how the Company was accounting for common stock issued to settle certain convertible note obligations dating back to fiscal year 2021. For details, refer to Note 14, Restatement in the 2022 Form 10-K. Neither of the errors had impact on operating loss, cash, net cash used in or provided by operating, financing, and investing activities, assets, liabilities, commitments and contingencies, total stockholders’ deficit, number of shares issued and outstanding, basic and diluted weighted average common shares outstanding, and number of shares available for future issuance for any period presented, and are reflected in the accompanying statement of operations, changes in stockholders’ deficit, and statement of cash flows.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $47.5 million for the six months ended November 30, 2022 and has an accumulated deficit of approximately $809.4 million as of November 30, 2022. These factors, among several others, including the various legal matters discussed in Note 9, Commitments and Contingencies – Legal Proceedings, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including seeking the lifting of the FDA’s clinical hold with regard to the Company’s HIV program, performing additional clinical trials, and seeking regulatory approval for its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the FDA which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited to, those relating to capitalization of pre-launch inventories, charges for excess and obsolete inventories, research and development expenses, commitments and contingencies, stock-based compensation, and the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Pre-launch Inventories

Pre-launch inventories were comprised of raw materials required to commercially produce leronlimab and substantially completed commercially produced leronlimab in anticipation of commercial sales of the product upon potential regulatory approval as a combination therapy for HIV patients in the United States. The Company’s pre-launch inventories consisted of (1) raw materials purchased for commercial production, (2) work-in-progress materials which consisted of bulk drug substance, which was the manufactured drug stored in bulk storage, and (3) drug product, which was the manufactured drug in unlabeled vials. The consumption of raw materials during production was classified as work-in-progress until saleable. Once it is determined to be in saleable condition, following regulatory approval, inventory is classified as finished goods.

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

In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, none of the Company’s inventories now qualify for capitalization as pre-launch inventories. See Note 3, Inventories, net.

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

The Company adopted the new guidance prospectively as of June 1, 2022 and used the framework to record a modification to equity classified warrants during the six months ended November 30, 2022. The modification to equity instruments, consisting of a trigger of a down round provision was recorded as a deemed dividend in accordance with this guidance, resulting in an approximate $4.2 million charge to additional paid-in capital, induced warrant exercises recorded as $2.1 million issuance cost and $0.5 million deemed dividend, and the extension of warrant expiration dates recorded as a $0.5 million deemed dividend. The deemed dividends were included in the loss per share calculation; refer to Note 7, Loss per Common Share. Refer to Note 6, Equity Awards and Warrants for further information.

Note 3. Inventories, net

Inventories were as follows (in thousands):

	November 30, 2022	May 31, 2022
Raw materials	$—	$16,264
Work-in-progress	—	1,665
Total inventories, net	$—	$17,929

The table below summarizes pre-launch inventories that had been capitalized and charged-off for GAAP accounting purposes due to no longer qualifying for inventory capitalization as pre-launch inventories due to the withdrawal of the BLA submission and estimated expiration based on remaining shelf life. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be commercially sold upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw material continues to be maintained so that they can be used in the future if needed.

		Raw Materials				Work-in-progress
(in thousands, Expiration period ending November 30,)	Remaining shelf-life (mos)	Specialized	Resins	Other	Total Raw Materials	Bulk drug product	Finished drug product	Total inventories
2023	0 to 12	$4,764	$16,264	$-	$21,028	$-	$-	$21,028
2024	13 to 24	2,511	-	1,590	4,101	1,661	29,142	34,904
2025	25 to 36	189	-	-	189	-	32,343	32,532
2026	37 to 48	2,115	-	-	2,115	-	-	2,115
Thereafter	49 or more	-	-	-	-	-	-	-
Inventories, gross		9,579	16,264	1,590	27,433	1,661	61,485	90,579
Inventory charge		(9,579)	(16,264)	(1,590)	(27,433)	(1,661)	(61,485)	(90,579)
Inventories, net		$-	$-	$-	$-	$-	$-	$-

During the first quarter of fiscal year 2023, the Company reviewed purchase commitments made by its manufacturing partner, Samsung BioLogics Co., Ltd. (“Samsung”), under the master agreement between the Company and Samsung, and its vendors for specialized raw materials for which the Company made a prepayment in the amount of

$2.7 million in the third quarter of fiscal year 2022, which were recorded as prepaid expenses in the consolidated financial statements as of May 31, 2022. As discussed in Note 9, Commitments and Contingencies – Commitments with Samsung BioLogics Co., Ltd. (“Samsung”), the Company and its manufacturing partner remain in ongoing discussions about, among other things, deferring the unfulfilled commitments. These additional specialized raw materials are estimated to have shelf-lives ranging from 2023 to 2026. The entire amount was charged-off as of August 31, 2022.

In October 2022, the Company voluntarily withdrew its rolling BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, none of the Company’s inventories now qualify for capitalization as pre-launch inventories. For the three months ended November 30, 2022, the Company charged-off the remaining raw material resin and work-in-progress bulk product inventories of approximately $16.3 million and $1.7 million, respectively.

For additional information, refer to Note 2, Summary of Significant Accounting Policies – Pre-launch Inventories in this Form 10-Q, and to Note 3, Inventories, net, in the 2022 Form 10-K.

Note 4. Accounts Payable and Accrued Liabilities

As of November 30, 2022 and May 31, 2022, the accounts payable balance was approximately $67.2 million and $68.0 million, respectively, with two vendors accounting for 70% and 73% of the total balance of accounts payable at the respective dates.

The components of accrued liabilities are as follows (in thousands):

	November 30, 2022	May 31, 2022
Compensation and related expense	$496	$1,522
Legal fees and settlement	166	2,006
Clinical expense	1,176	3,727
Accrued inventory charges and expenses	3,155	1,392
License fees	393	150
Lease payable	136	134
Other liabilities	200	64
Total accrued liabilities	$5,722	$8,995

Note 5. Convertible Instruments and Accrued Interest

Convertible Preferred Stock

The following table presents the number of potentially issuable shares of common stock should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	November 30, 2022			May 31, 2022
(in thousands)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock	19	6	9	19	7	9
Total shares of common stock if converted	190	12,670	10,565	190	13,806	10,565
Undeclared dividends	$12	$-	$-	$10	$-	$-
Accrued dividends	$-	$2,184	$2,387	$-	$2,014	$1,963
Total shares of common stock if dividends converted	25	4,368	4,774	20	4,028	3,926

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

Convertible Notes and Accrued Interest

	November 30, 2022			May 31, 2022
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$9,319	$28,500	$37,819	$9,819	$28,500	$38,319
Less: Unamortized debt discount and issuance costs	(198)	(690)	(888)	(512)	(1,566)	(2,078)
Convertible notes payable, net	9,121	27,810	36,931	9,307	26,934	36,241
Accrued interest on convertible notes	3,242	5,037	8,279	2,599	3,375	5,974
Outstanding convertible notes payable, net and accrued interest	$12,363	$32,847	$45,210	$11,906	$30,309	$42,215

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2022	$11,906	$30,309	$42,215
Amortization of issuance discount and costs	314	876	1,190
Interest expense	643	1,662	2,305
Fair market value of shares exchanged for repayment	(638)	-	(638)
Difference between market value of common shares and reduction of principal	138	-	138
Outstanding balance at November 30, 2022	$12,363	$32,847	$45,210

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

Pursuant to the terms of the April 2, 2021 Note, the Company is obligated, at the discretion of the noteholder, to reduce the outstanding balance by $7.5 million per month for five months. During fiscal year 2022, in partial satisfaction of debt reduction amounts, the Company and the April 2, 2021 Note holder entered into exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $18.7 million, which were exchanged concurrently with the issuance of approximately 25.3 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the Partitioned Notes to a principal amount of $9.8 million. The Company accounted for the restructured partitioned notes and exchange settlements as induced conversion, and, accordingly, recorded an aggregate loss on convertible debt induced conversion of $18.8 million through May 31, 2022.

During the three months ended November 30, 2022, in satisfaction of a redemption, the Company and the April 2, 2021 Note holder entered into an exchange agreement, pursuant to which the April 2, 2021 Note was partitioned into a new note (the “November Partitioned Note”) with a principal amount of $0.5 million, which was exchanged concurrently with the issuance of approximately 1.8 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the November Partitioned Note to a principal amount of $9.3 million. The Company accounted for the November Partitioned Note and exchange settlement as an induced conversion, and, accordingly, recorded a non-cash loss on convertible debt induced conversion of $0.6 million for the three months ended November 30, 2022. For the six months ended November 30, 2022 and 2021, the Company recorded $0.6 million and $6.8 million, respectively, in loss on convertible debt induced conversion.

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

The holders of the April 2 and April 23 Notes waived provisions in the notes that could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. The related events included the grant of registration rights to investors in specified private offerings, the issuance of warrants to purchase up to 45 million shares of common stock with registration rights to certain parties and potential incurrence of debt pursuant to a Surety Bond Backstop Agreement, and the grant of a security interest in the Company’s intellectual property to certain parties to the Surety Bond Backstop Agreement. Refer to Note 6, Equity Awards and Warrants.

Note 6. Equity Awards and Warrants

Approval of Increase in Authorized Common Stock

On August 31, 2022, at a special stockholders’ meeting, the Company’s stockholders approved a proposal to increase the total number of authorized shares of common stock from 1.0 billion shares to 1.35 billion shares.

Liability Classified Warrants

From June 24, 2022 through August 31, 2022, the Company had insufficient authorized common stock to reserve for the shares underlying the Surety Backstop warrants and warrants issued to a placement agent in connection with the June 2022 offering (Refer to Private Placement of Warrants under Surety Bond Backstop Agreement and Private Placement of Common Stock and Warrants through Placement Agent sections below.) After approval by the Company’s stockholders of an increase to the Company’s authorized common stock, on August 31, 2022, sufficient shares were authorized to cover the shares underlying the warrants. Given that the Company did not have a sufficient number of authorized shares for the instruments at the time they were issued, the Company accounted for such warrants issued from June 24, 2022 through August 2022 as liability classified warrants consistent with ASC 815, Derivatives and Hedging.

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

As of August 31, 2022, in accordance with ASC 815, Derivatives and Hedging, the Company reclassified the warrants to equity upon the increase in the Company’s authorized common stock. The Company recorded a loss on derivatives of approximately $8.6 million in the quarter ended August 31, 2022 due to change in fair market value of the liability classified warrants between June 24 and August 31, 2022. The table below presents a reconciliation of the beginning and ending balances for liabilities measured at fair value as of May 31, 2022, and during the three months ended August 31, 2022:

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

The Company had no liability classified warrants as of or during the quarter ended November 30, 2022.

Equity Incentive Plan (“EIP”)

As of November 30, 2022, the Company had one active stock-based equity plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”), and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding. As of May 31, 2022, the EIP covered a total of 34.3 million shares of common stock. As of May 31, 2022, the Board had released from reservation under the EIP a total of 22.0 million shares of common stock to permit their use for general purposes, leaving approximately 3.9 million shares available for future stock-based awards under the EIP. The Board also made a determination on May 31, 2022, to waive the “evergreen provision” that would have automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on that date. Following approval by the stockholders of the 350.0 million increase in authorized shares of common stock on August 31, 2022, the 22.0 million shares were restored for issuance under the EIP. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

The Company recognizes the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. The Company estimates the fair value of RSUs and PSUs using the value of the Company’s stock on the date of grant. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, the Company recognizes compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions are ultimately not met.

Stock-based compensation for the three months ended November 30, 2022 and 2021 was $1.8 million and $2.1 million, respectively, and for the six months ended November 30, 2022 and 2021 was $3.1 million and $4.7 million, respectively. Stock-based compensation is recorded as part of general and administrative costs.

Stock Options and Warrants

Stock option and warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data)	shares	exercise price	life in years	value
Options and warrants outstanding at May 31, 2022	90,705	$0.77	4.06	$352
Granted	116,439	$0.29
Exercised	(2,097)	$0.79
Forfeited, expired, and cancelled	(2,147)	$1.49
Options and warrants outstanding at November 30, 2022	202,900	$0.48	4.80	$9,616
Options and warrants outstanding and exercisable at November 30, 2022	189,085	$0.47	4.48	$9,540

During the six months ended November 30, 2022 and 2021, stock options for 12.4 million shares and 11.0 million shares, respectively, were granted. Of the current year options, 10.9 million options vest over four years, 1.1 million vest over one year, and 0.4 million vested immediately. Prior year options granted vest over three years. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.34 and $1.11 for the six months ended November 30, 2022 and 2021, respectively.

Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSUs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSU activity:

	Number of	Weighted-average
(in thousands, except per share data)	RSUs and PSUs (1)	grant date fair value
Unvested RSUs and PSUs at May 31, 2022	300	$3.12
RSUs and PSUs granted	1,293	0.58
Unvested RSUs and PSUSs forfeited	(67)	3.12
RSUs and PSUs vested	(150)	3.12
Unvested RSUs and PSUs at November 30, 2022	1,376	$0.73

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

The unvested balance of RSUs and PSUs as of November 30, 2022 includes approximately 0.6 million PSUs. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSUs by a payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of November 30, 2022, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSUs was $0.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

During the six months ended November 30, 2022, the Company issued to our former General Counsel a total of 79,391 shares of common stock to satisfy in full its obligation under the terms of the employment agreement. During the same period, consistent with the terms of our former CEO’s employment agreement, the Company also issued 380,704 shares of common stock as severance. The numbers of shares issued were based on the closing price of the common stock on the applicable date.

In order to preserve cash resources, in April 2022, the Board approved the issuance to then executive officers of shares of common stock with a value equal to 25 percent of salary in lieu of cash, net of payroll deductions and withholding taxes. During the six months ended November 30, 2022, a total of 522,382 shares of common stock were issued pursuant to this cash preservation program. The number of shares issued was based on the closing price of the common stock on each payroll date.

Private Placement of Warrants under Surety Bond Backstop Agreement

On February 14, 2022, the Company entered into a Surety Bond Backstop Agreement (as amended, the “Backstop Agreement”) with an accredited investor, Dr. David Welch, in his individual capacity and as trustee of a revocable trust, as well as certain other related parties (collectively, the “Indemnitors”). Pursuant to the original terms of the Backstop Agreement, the Indemnitors agreed to assist the Company in obtaining a surety bond (the “Surety Bond”) for posting in connection with the Company’s ongoing litigation with Amarex Clinical Research, LLC ("Amarex”) by, among other things, agreeing to indemnify the issuer of the Surety Bond (the “Surety”) with respect to the Company’s obligations under the Surety Bond through August 13, 2022. As consideration for the Indemnitors’ agreement to indemnify the Surety, the Company agreed (i) to issue to 4-Good Ventures LLC, an affiliate of the Indemnitors (“4-Good”), a warrant for the purchase of 15,000,000 shares of common stock as a backstop fee (the “Initial Warrant”), (ii) to issue to 4-Good a warrant for the purchase of an additional 15,000,000 shares, to be exercisable only if the Indemnitors were required to make any payment to the Surety (the “Make-Whole Warrant” and, together with the Initial Warrant, the “4-Good Warrants”), and (iii) if the Indemnitors are required to make a payment to the Surety, (A) within 90 days of such payment, to reimburse the Indemnitors for any amount paid to the Surety and (B) to pay to the Indemnitors an indemnification fee in an amount equal to 1.5 times the amount paid by the Indemnitors to the Surety. The payment obligations of the Company to the Indemnitors will bear interest at 10% per annum and are secured by substantially all of the patents held by the Company. The Company recognized a finance charge of approximately $6.6 million related to the warrant issuance for the fiscal year ended May 31, 2022.

Pursuant to amendments to the Backstop Agreement executed in July and December of 2022 (the “Backstop Amendment”), among other matters: (i) each of the 4-Good Warrants has a five-year term from the date of issuance and a reduced exercise price of $0.10 per share; (ii) the Make-Whole Warrant became fully exercisable in July 2022; (iii) the Indemnitors were issued, in December 2022, a fully exercisable warrant to purchase 7,500,000 shares of common stock at an exercise price of $0.10 per share; (iv) the Indemnitors were issued a second warrant in December 2022 covering up to 7,500,000 shares of common stock with an exercise price of $0.10 per share, with the ultimate number of shares to be covered by the second warrant to be calculated on or before February 14, 2023, based on a formula relating to how quickly the Company relieves the balance of cash collateral pledged by the Indemnitors; and (v) the obligation of the Indemnitors to indemnify the Surety was extended to January 31, 2023; provided that the Company will relieve the Indemnitors of a minimum of $1,500,000 of cash collateral currently pledged by the Indemnitors in support of the Surety Bond by January 5, 2023, with the balance of the cash collateral ($5,000,000) to be relieved by January 31, 2023; and provided further that, if the balance of the cash collateral on January 31, 2023, has been reduced to $1,000,000 or less, the Company, in its sole discretion, may elect to require the Indemnitors to accept shares of common stock or warrants to purchase shares of common stock in exchange for the remaining balance. In January 2023, the Indemnitors agreed to extend the relief of the $1,500,000 of cash collateral to January 13, 2023. See Liability Classified Warrants above for the accounting treatment of the July 2022 amendment to the Backstop Agreement.

Except as described above, the terms of the additional warrants issued in December 2022 are similar to the warrants issued under the original Backstop Agreement, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2022. The shares covered by the additional warrants are entitled to registration rights.

Following the issuance of the additional warrants, Dr. Welch is deemed to beneficially own in excess of five percent of the Company’s outstanding shares of common stock.

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

Down Round Provision Issuance and Modification to Previous Private Offerings

During the three months ended August 31, 2022, common stock and warrants previously issued between February and April 2022 to accredited investors directly by the Company in a private placement became subject to a down round provision under the original purchase agreements requiring the Company to reduce the purchase price of common stock from the original price of $0.40 to $0.255 per share, to increase the percentage of the warrant coverage from 50% to 75% based on the revised amount of total shares issued, and to reduce the exercise price of the warrants from the original price of $0.40 to $0.306, the terms in the financing conducted by the Company through the placement agent as described above. As a result, an approximate additional 4.6 million shares of common stock and 5.5 million warrants were issued. The incremental fair value of the warrants were measured using the Black-Scholes pricing model, resulting in an approximately $4.2 million charge to additional paid-in capital which was accounted for as a deemed dividend.

Warrant Expiration Extension

During the three months ended November 30, 2022, the Company extended the expiration dates of approximately 3.8 million warrants to January 31, 2023. The previous expiration dates for the warrants ranged from September 2022 to December 2022. The modification to these equity instruments resulted in an approximate $0.5 million deemed dividend recorded in equity as of November 30, 2022, and was included in the loss per share calculations for the three- and six-month periods ended November 30, 2022-refer to Note 7, Loss per Common Share.

Warrant Exercises

During the six months ended November 30, 2022, the Company issued approximately 0.5 million shares of common stock in connection with the exercise of an equal number of warrants. The stated exercise prices ranged from $0.45 to $0.75 per share, which resulted in aggregate gross proceeds of approximately $0.3 million. Additionally, during the six months ended November 30, 2022, the Company issued approximately 0.2 million shares of common stock in connection with the cashless exercise of approximately 0.3 million warrants with stated exercise prices ranging from $0.26 to $0.50 per share.

Private Warrant Exchanges

During the three months ended November 30, 2022, the Company entered into various separate privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors exercised warrants with an original exercise price of $1.00 per share in exchange for the issuance of approximately 9.7 million shares of common stock upon exercise of the warrants, including approximately 8.4 million shares issued as an inducement for the exercises. Gross and net aggregate proceeds from the private warrant exchange were approximately $2.1 million. In connection with these transactions, the Company recognized approximately $2.1 million as issuance costs and $0.5 million as a deemed dividend.

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

	Three months ended November 30,		Six months ended November 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
		(Restated) (1)		(Restated) (1)
Net loss	$(26,495)	$(40,077)	$(47,486)	$(85,414)
Less: Deemed dividends	(1,140)	—	(5,294)	—
Less: Accrued preferred stock dividends	(370)	(417)	(756)	(842)
Net loss applicable to common stockholders	$(28,005)	$(40,494)	$(53,536)	$(86,256)
Basic and diluted:
Weighted average common shares outstanding	813,373	662,600	800,545	647,517
Loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.13)

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

	Three and six months ended November 30,
(in thousands)	2022	2021
Stock options, warrants, and unvested restricted stock units	204,273	73,223
Convertible notes	12,000	12,000
Convertible preferred stock	32,591	34,089

Note 8. Income Taxes

The Company calculates its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. The Company’s net tax expense for the three and six months ended November 30, 2022 and 2021 was zero. The Company does not consider it more likely than not that the benefits from the net deferred taxes will be realized; therefore the Company maintains a full valuation allowance as of November 30, 2022 and May 31, 2022, thus creating a difference between the effective tax rate of 0% and the statutory rate of 21%.

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

On January 6, 2022, Samsung provided written notice to the Company alleging that the Company had materially breached the parties’ Master Services and Project Specific Agreements for failure to pay $13.5 million due on December 31, 2021. An additional $22.8 million became due under the agreements on January 31, 2022. Under the agreements, Samsung may be entitled to terminate its services if the parties cannot agree on the past-due balance. Management continues to be in ongoing discussions with Samsung regarding potential approaches to resolve these issues, including proposals by both parties of a revised schedule of payments over an extended period, proposals by the Company of satisfaction of a portion of the Company’s payment obligations in equity securities, through future financing, and/or potential licensing opportunities of the Company, proposals to postpone the manufacturing of unfulfilled commitments until a future regulatory approval, and proposals offsetting the unfulfilled commitments with other future potential R&D drug development needs related to the longer-acting therapeutic the Company is currently studying. Samsung has paused manufacturing all unfulfilled commitments not needed by the Company starting in January of 2022. Accordingly, the Company has not recorded any accruals associated with the unfulfilled commitments as of November 30, 2022. In the event negotiations are unsuccessful, the Company may have to accrue a liability related to the unfulfilled commitments. As of November 30, 2022, the Company had past due balances of approximately $35.0 million due to Samsung, which were included in accounts payable. As of November 30, 2022, the future commitments pursuant to these agreements were estimated as follows (in thousands):

Fiscal Year	Amount
2023 (6 months remaining)	$34,638
2024	121,750
2025	76,400
2026 and thereafter	—
Total	$232,788

Operating Lease Commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended November 30, 2022 and 2021 was $46.4 thousand and $48.9 thousand, respectively, and for the six months ended November 30, 2022 and 2021 was approximately $0.1 million and $0.1 million, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances.

(in thousands)	November 30, 2022	May 31, 2022
Assets
Right-of-use asset	$468	$536
Liabilities
Current operating lease liability	$136	$134
Non-current operating lease liability	353	422
Total operating lease liability	$489	$556

The minimum (base rental) lease payments are expected to be as follows as of November 30, 2022 (in thousands):

Fiscal Year	Amount
2023 (6 months remaining)	$89
2024	182
2025	185
2026	169
Total operating lease payments	625
Less: imputed interest	(136)
Present value of operating lease liabilities	$489

Supplemental information related to operating leases was as follows:

	November 30, 2022
Weighted average remaining lease term	3.4	years
Weighted average discount rate	10.0%

Distribution and Licensing Commitments

Refer to Note 10, Commitments and Contingencies, in the 2022 Form 10-K for information.

Legal Proceedings

As of November 30, 2022, the Company did not record any legal accruals related to the outcomes of the matters described below. It may not be possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Securities Class Action Lawsuit

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA. The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

2021 Shareholder Derivative Lawsuits

On June 4, 2021, a stockholder filed a purported derivative lawsuit against certain of the Company’s former officers and directors, and the Company as a nominal defendant, in the U.S. District Court for the Western District of Washington. Two additional shareholder derivative lawsuits were filed against the same defendants in the same court on June 25, 2021 and August 18, 2021, respectively. The court has consolidated these three lawsuits for all purposes (“Consolidated Derivative Suit”). On January 20, 2022, the plaintiffs filed a consolidated complaint. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by allowing the Company to make false and misleading statements regarding, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA, and by failing to maintain an adequate system of oversight and controls. The consolidated complaint also asserts claims against one or more individual defendants for waste of corporate assets, unjust enrichment, contribution for alleged violations of the federal securities laws, and for breach of fiduciary duty arising from alleged insider trading. The consolidated complaint seeks declaratory and equitable relief, an unspecified amount of damages, and attorneys’ fees and costs. The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the litigation. In light of the fact that the Consolidated Derivative Suit is in an early stage and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the Consolidated Derivative Suit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

Securities and Exchange Commission and Department of Justice Investigations

The Company has received subpoenas from the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) requesting documents and information concerning, among other matters, leronlimab, the Company’s public statements regarding the use of leronlimab as a potential treatment for COVID-19, HIV, and triple-negative breast cancer, related communications with the FDA, investors, and others, litigation involving former employees, the Company’s retention of investor relations consultants, and trading in the Company’s securities. Certain former Company executives and directors have received subpoenas concerning similar issues and have been interviewed by the DOJ and SEC, including the Company’s former CEO, Nader Z. Pourhassan.

On January 24, 2022, Mr. Pourhassan was terminated and removed from the Board of Directors and has had no role at the Company since. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both Mr. Pourhassan, and Kazem Kazempour, CEO of Amarex Clinical Research LLC, a subsidiary of NSF International, Inc., and which had formerly served as the Company’s CRO. Mr. Pourhassan was charged with one count of conspiracy, four counts of securities fraud, three counts of wire fraud, and three counts of insider trading. Mr. Kazempour was charged with one count of conspiracy, three counts of securities fraud, two counts of wire fraud, and one count of making a false statement. That same day, the SEC announced charges against both Mr. Pourhassan and Mr. Kazempour for alleged violations of federal securities laws.

The Company is committed to cooperating fully with the DOJ and SEC investigations, which are ongoing, and which the Company’s counsel frequently engages with them on. Further, the Company has made voluminous productions of information and made witnesses available for voluntary interviews. The Company will continue to comply with the requests of the SEC and DOJ. The Company cannot predict the ultimate outcome of the DOJ and SEC investigations or the case against Mr. Pourhassan, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. The investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or former executives and/or former directors in addition to Mr. Pourhassan, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the investigations will be completed, the final outcome of the investigations, what additional actions, if any, may be taken by the DOJ or SEC or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

The DOJ and SEC investigations, including any matters identified in the investigations and indictments, could also result in (1) third-party claims against the Company, which may include the assertion of claims for monetary damages, including but not limited to interest, fees, and expenses, (2) damage to the Company's business or reputation, (3) loss of, or adverse effect on, cash flow, assets, results of operations, business, prospects, profits or business value, including the possibility of certain of the Company's existing contracts being cancelled, (4) adverse consequences on the Company's ability to obtain or continue financing for current or future projects and/or (5) claims by directors, officers, employees, affiliates, advisors, attorneys, agents, debt holders or other interest holders or constituents of the Company or its subsidiaries, any of which could have a material adverse effect on the Company's business, prospects, operating results and financial condition. Further, to the extent that these investigations and any resulting third-party claims yield adverse results over time, such results could jeopardize the Company's operations and exhaust its cash reserves, and could cause stockholders to lose their entire investment.

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

Note 10. Subsequent Events

During December 2022, in satisfaction of redemptions, the Company and the April 2, 2021 Note holder entered into exchange agreements, pursuant to which portions of the April 2, 2021 Note were partitioned into new notes (the “December Partitioned Notes”) with an aggregate principal amount of $1.0 million, which were exchanged concurrently with the issuance of approximately 4.7 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the December Partitioned Notes to a principal amount of $8.3 million.

During December 2022, the Company entered into various separate privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors exercised warrants with an original exercise price of $0.50 - $0.75 per share in exchange for the issuance of approximately 3.4 million shares of common stock upon exercise of the warrants, including approximately 0.6 million shares issued as an inducement for the exercises. Gross and net aggregate proceeds from the private warrant exchange were approximately $0.7 million. As of November 30, 2022 the Company held $0.2 million in restricted cash related to these transactions.

In January 2023, the Company commenced an offering of units seeking to raise up to $15.0 million in gross proceeds, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. The offering is being conducted in a private placement through a placement agent in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The securities being offered will not be registered for resale under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The intended use of proceeds is to fund operations and for general corporate purposes, including the reduction of indebtedness.

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

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified in this quarterly report, and those set forth in Item 1A. Risk Factors in our 2022 Form 10-K, any of which could cause actual results to differ materially from those indicated by our forward-looking statements. Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans. Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to resolve the clinical hold imposed by the U.S. Food and Drug Administration (the “FDA”) and information regarding future operations, future capital expenditures and future net cash flows. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: the regulatory determinations of leronlimab’s safety and effectiveness by the FDA and various drug regulatory agencies in other countries; the Company’s ability to raise additional capital to fund its operations; the Company’s ability to meet its debt and other payment obligations; the Company’s ability to enter into or maintain partnership or licensing arrangements with third-parties; the Company’s ability to recruit and retain key employees; the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with the Company’s regulatory submissions or applications for approval of the Company’s drug product; the Company’s ability to achieve approval of a marketable product; the design, implementation and conduct of clinical trials; the results of any such clinical trials, including the possibility of unfavorable clinical trial results; the market for, and marketability of, any product that is approved; the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; regulatory initiatives, compliance with governmental regulations and the regulatory approval process; legal proceedings, investigations or inquiries affecting the Company or its products; general economic and business conditions; changes in foreign, political, and social conditions; stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for NASH, NASH-HIV, solid tumors in oncology, and other HIV indications. Our current business strategy is to seek the removal of the partial clinical hold imposed by the US FDA in March 2022. In October 2022, the Company voluntarily withdrew its Biologic License Application (“BLA”) submission, for leronlimab as a combination therapy for highly treatment experienced HIV patients, due to management’s conclusion that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance around the monitoring and oversight of the clinical data from its clinical trials by its former contract research organization (“CRO”).

As further discussed in Part I, Item 1, Note 2, Summary of Significant Accounting Policies - Inventories, and Note 3, Inventories, net, the Company previously capitalized procured or produced pre-launch inventories in preparation for product launches. The Company has reserved for or written off $96.4 million in previously capitalized pre-launch inventories. Although these inventories have been written off from an accounting perspective, they may still have clinical use.

Second Quarter Overview

HIV BLA

In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to its former CRO’s inadequate process and performance around the monitoring and oversight of the clinical data. The Company is engaged in litigation with its former CRO; the Company obtained an order requiring the CRO to release the Company’s clinical data related to the BLA and other clinical trials, which the CRO had been withholding, thereby preventing the Company from completing necessary clinical data submissions to the FDA. The order granted the Company access to the data and the right to perform an audit of the CRO’s services, which has been completed.

Partial Clinical Hold on HIV Program

In March 2022, the FDA notified the Company that it had placed a partial clinical hold on the Company’s HIV program; the Company was not enrolling any new patients in the trials placed on hold. The partial clinical hold on the HIV program impacted patients enrolled in HIV extension trials who were transitioned to other available therapeutics. No clinical studies can be initiated or resumed until the partial clinical hold is resolved. The Company’s efforts are focused on activities that will allow us to resolve the partial clinical hold.

HIV Pre-Clinical Development

In December 2022, researchers from Oregon Health and Sciences University, an academic research collaboration partner of the Company, presented at the HIV DART Conference and the HIV Persistence During Therapy Conference results from two pre-clinical studies performed on macaque monkeys for two different potential longer-acting therapeutics targeting the CCR5 receptor. The first longer-acting potential therapeutic is a modified monoclonal antibody designed to have a longer half-life, which could lead to the development of an HIV prophylactic for humans at high risk of contracting HIV. The second longer-acting potential therapeutic is a gene therapy that could lead to the development of a functional cure for humans living with HIV. While both longer-acting therapeutics are still in the early stages of development, early data from the macaque monkey studies suggest that increased dosing intervals from once weekly to over three months are possible. Data from both potential therapeutics were also presented during the Company’s R&D Investor Update on December 7, 2022, which is available on the Company’s website. By making this and other references to the Company’s website, we do not intend to incorporate by reference into this report any information posted on our website. The website should not be considered part of this report.

NASH Clinical Developments

In November 2022, the Company presented two posters at the American Association for the Study of Liver Diseases (AASLD) meeting in Washington, DC. The data presented expanded on the efficacy data from the CDI-NASH-01 trial (NCT04521114), which was previously presented at the EASLD meeting in June 2022, and is discussed in more detail below. This data presented included the functional biomarker and supportive mechanism of action data for leronlimab in NASH.

During November and December 2022, the Company presented the same data presented at the EASLD and AASLD meetings, at the NASH and Obesity Drug Development Summit held in Boston and further raised the clinical development needs for addressing NASH in people living with HIV. Similar data was also presented during the Company’s R&D Investor Update on December 7, 2022, which is available on the Company’s website.

NASH is a chronic liver disease characterized by the presence of hepatic inflammation and fibrosis. Patients with advanced fibrosis due to NASH are at significantly higher risk of liver‐related mortality. There is currently no approved drug for NASH. Liver disease is one of the leading causes of non-AIDS-related death in HIV patients. The Company is identifying the next steps in clinical development to continue the investigation of leronlimab in the NASH indication and HIV patients with NASH.

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

The potential for leronlimab in the treatment of NASH was demonstrated in a pre-clinical model of fatty liver disease. Immunodeficient, NOD-SCID Gamma (NSG) mice were fed a high fat, NASH-inducing diet, transplanted with human stem cells to repopulate the deficient immune system, and treated with leronlimab. Sixteen (16) male NOD.Cg-Prkdcscid Il2rgtm1Wjl/SzJ, commonly known as the NOD scid IL-2 receptor gamma knockout mice (NSG), were first humanized by intravenous inoculation with normal human umbilical cord blood cells (105). After 5 weeks on normal mouse chow, mice were successfully humanized, demonstrating >25% human CD45 cells in peripheral blood. Mice were switched to high fat (52%) high cholesterol (1.25%) diet (FPC diet: fructose, palmitate, cholesterol, trans-fat; Envigo-Teklad TD.160785). Leronlimab and control antibody (normal human IgG, Sigma) were administered i.p. at a dose of 2mg i.p. twice weekly, n=8 mice/group. The results showed that leronlimab inhibited fatty liver development, a key characteristic of early-stage NASH, such that treatment of humanized NSG mice with leronlimab caused a three-fold reduction in hepatic steatosis compared to control in an animal model of high fructose, high palmitate, high cholesterol diet.

The Company has reported clinical data from patients with NASH from the CDI-NASH-01 trial which was designed as a multi-center Phase 2a study and was subsequently converted into an exploratory study to evaluate the dose, efficacy, and safety of leronlimab at 350 mg and 700 mg, versus placebo. The study also included an expansive biomarker program designed to inform future clinical trials and to more fully understand leronlimab’s mechanism of action within the NASH setting. CDI-NASH-01 was run in two parts. Part 1 of the study was to assess the efficacy of leronlimab 700 mg (n=22) in improving NAFLD/NASH measures in adult patients diagnosed with NASH compared to placebo (n=28). Part 2 was subsequently added to assess leronlimab 350 mg in improving NAFLD/NASH measures in adult patients diagnosed with NASH (n=22). In Part 1 of the study, eligible subjects were randomized 1:1 to one of the two study arms to receive either leronlimab 700mg (Group A), or placebo (Group B), given once per week (±1day) at the study site for up to 13 weeks during the treatment period (with up to 60 participants). In Part 2 of the study, eligible subjects enrolled to receive leronlimab 350 mg open-label given once per week (±1day) at the study site for up to 13 weeks during the treatment period (with up to 28 participants). The primary efficacy objective was percent change from baseline in hepatic fat fraction, as assessed by magnetic resonance imaging-derived proton density fat fraction (MRI-PDFF) at week 14. The secondary efficacy objective was absolute change from baseline in fibro-inflammatory activity in the liver as assessed by MRI-corrected T1 imaging (MRI-cT1) at week 14. MRI-cT1 is obtained by multiparametric magnetic resonance imaging of the liver and is a quantitative metric for assessing a composite of liver inflammation and fibrosis, expressed in milliseconds (msec). MRI-PDFF is being studied as an imaging surrogate endpoint for the fat density in the liver. MRI-cT1 is being studied as an imaging surrogate endpoint for hepatic fibro-inflammation. This is a critical unmet need in the NASH space, as many agents have been unable to show reductions in fibro-inflammation despite reductions in hepatic steatosis.

All analyses performed are being treated as exploratory. Treatment with leronlimab was well tolerated in both Part 1 and Part 2 compared to placebo. In Part 1 of the study, leronlimab 700 mg did not reduce mean change in PDFF and cT1 from baseline to week 14 vs. placebo. In Part 2, leronlimab 350 mg reduced mean change in PDFF and cT1 from baseline to week 14 vs. the placebo group from Part 1, despite increased degree of baseline fibro-inflammation. In the combined group of patients with moderate (≥ 875 msec) and severe (≥ 950 msec) cT1 values at baseline, leronlimab 350 mg reduced cT1 from baseline to week 14 vs. placebo. Based on post hoc CCR5 haplotype analysis of a small subgroup (n=5), we are considering further investigation of the 700mg dose of leronlimab for specific haplotypes.

Cancer Clinical Developments

The Company continues to identify the next steps in clinical development and is exploring potential business opportunities to continue the investigation of leronlimab for solid tumors in oncology based on data generated to date by the Company.

Summary of TNBC Data

To assess the impact of leronlimab treatment on mTNBC patients, we pooled the data from 3 studies: CD07_TNBC Phase 1b/2, CD07_TNBC_Compassionate Use, and CD-09 Basket. The study population for pooled efficacy analysis was a total of 28 subjects (10 subjects from the Phase 1b/2 study, 16 subjects from the Compassionate Use Study, and 2 subjects from the Basket Study).

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

The subgroup analysis of PFS based on the individual subjects in each study was also reviewed. The mPFS for Phase 1b/2 study was 3.9 months (95% CI 2.3 months – 6.2 months), mPFS for the Compassionate Use study was 3.3 months (95% CI 1.3 months – 7.5 months), and mPFS for the Basket Study was 2.8 months (95% CI N/A).

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

Corporate Developments

On October 13, 2022, Scott A. Kelly, M.D. resigned as a director of the Company. Dr. Kelly resigned as the Company’s Chief Medical Officer and Head of Business Development on December 19, 2022.

On October 13, 2022, Stephen M. Simes was appointed to the Company’s Board of Directors to fill the vacancy created by the resignation of Dr. Kelly. Mr. Simes brings extensive experience to our Board through his service as CEO or a director of a number of pharmaceutical companies, both public and private. His career in the pharmaceutical industry started over 40 years ago with G.D. Searle & Co. (now a part of Pfizer Inc.). He currently is Entrepreneur in Residence at Helix 51 and the Innovation and Research Park of Rosalind Franklin University of Medicine and Science in North Chicago, Illinois. Mr. Simes also serves as a director of BioLife4D Corporation, a private company developing a patient-specific, fully functioning human heart using 3D bioprinting and the patient’s own cells and currently preparing for an IPO. Mr. Simes is also chairman of the board of Bio-XL Limited, an Israeli company developing products in oncology. He serves as an advisor for SmartHealth Catalyzer and advises several emerging companies in varied therapeutic areas, including oncology and cardiology. Mr. Simes was the CEO of RestorGenex Corporation from 2014 to 2016, when it was acquired by Diffusion Pharmaceuticals (NASDAQ: DFFN). From 1998 to 2013, Mr. Simes was the President and CEO of BioSante Pharmaceuticals, which was acquired by ANI Pharmaceuticals Inc. (NASDAQ: ANIP) in June 2013. He previously served on the boards of directors of Therapix Biosciences (2016-2020), RestorGenex Corporation (2014-2016), Ceregene, Inc. (2009-2013), BioSante Pharmaceuticals (1998-2013), Unimed Pharmaceuticals, Inc. (1994-1997), Bio-Technology General (1993-1995), and Gynex Pharmaceuticals, Inc. (1989-1993). Stephen has a BSc in Chemistry from Brooklyn College of the City University of New York and an MBA from New York University.

Nitya G. Ray, Ph.D., the Company’s Chief Technology Officer, resigned from his role at the Company, effective November 21, 2022.

During the quarter ended November 30, 2022, as well as in December 2022, the Company concluded private warrant exchanges resulting in aggregate net proceeds of approximately $2.8 million.

In January 2023, the Company commenced an offering of up to $15.0 million, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock.

Results of Operations

Fluctuations in Operating Results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking removal of the partial clinical hold and FDA approval of our drug product, general and administrative expenses, professional fees, and legal proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. Refer to Risk Factors, Liquidity and Capital Resources, and Going Concern sections included in this quarterly report.

The results of operations were as follows for the periods presented:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands, except for per share data)	2022	2021	$	%	2022	2021	$	%
		(Restated) (1)				(Restated) (1)
Revenue	$—	$225	$(225)	(100)%	$—	$266	$(266)	(100)%
Cost of goods sold	—	52	(52)	(100)	—	53	(53)	(100)
Gross profit	—	173	(173)	(100)	—	213	(213)	(100)
Operating expenses:
General and administrative	5,043	16,203	(11,160)	(69)	11,376	23,820	(12,444)	(52)
Research and development	137	7,447	(7,310)	(98)	713	19,467	(18,754)	(96)
Amortization and depreciation	54	252	(198)	(79)	153	528	(375)	(71)
Inventory charge	17,929	1,593	16,336	1,025	20,633	3,357	17,276	515
Total operating expenses	23,163	25,495	(2,332)	(9)	32,875	47,172	(14,297)	(30)
Operating loss	(23,163)	(25,322)	2,159	9	(32,875)	(46,959)	14,084	30
Interest and other expenses:
Interest on convertible notes	(1,159)	(1,426)	267	19	(2,305)	(3,112)	807	26
Amortization of discount on convertible notes	(580)	(793)	213	27	(1,156)	(1,745)	589	34
Amortization of debt issuance costs	(18)	(23)	5	22	(34)	(51)	17	33
Loss on induced conversion	(638)	(6,785)	6,147	91	(638)	(25,315)	24,677	97
Finance charges	(937)	(1,024)	87	8	(1,877)	(1,059)	(818)	(77)
Inducement interest expense	—	(4,704)	4,704	100	—	(5,232)	5,232	100
Legal settlement	—	—	—	—	—	(1,941)	1,941	100
Loss on derivatives	—	—	—	—	(8,601)	—	(8,601)	(100)
Total interest and other expenses	(3,332)	(14,755)	11,423	77	(14,611)	(38,455)	23,844	62
Loss before income taxes	(26,495)	(40,077)	13,582	34	(47,486)	(85,414)	37,928	44
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(26,495)	$(40,077)	$13,582	34%	$(47,486)	$(85,414)	$37,928	44%
Basic and diluted:
Weighted average common shares outstanding	813,373	662,600	150,773	23	800,545	647,517	153,028	24
Loss per share	$(0.03)	$(0.06)	$0.03	50	$(0.07)	$(0.13)	$0.06	46

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

Product revenue, Cost of goods sold (“COGS”) and Gross margin

We had no revenue in the three- and six-months ended November 30, 2022 as compared to approximately $225.0 and $266.0 thousand in the three and six months ended November 30, 2021. Revenue was related to the fulfillment of orders under a Compassionate Special Permit (“CSP”) in the Philippines for the treatment of COVID-19 patients. Sales were made under the April 2021 exclusive supply and distribution agreement granting Chiral the right to distribute and sell up to 200,000 vials of leronlimab through April 15, 2022. At the time of the sales, FDA approval had not yet been received for leronlimab and the product sold was previously expensed as research and development expense due to its being manufactured prior to the commencement of the manufacturing of commercial grade pre-launch inventories. Therefore, COGS consists only of the costs of packaging and shipping of the vials, including related customs and duties.

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Salaries, benefits, and other compensation	$979	$1,850	$(871)	(47)%	$2,257	$2,235	$22	1%
Stock-based compensation	1,777	2,060	(283)	(14)	3,118	4,657	(1,539)	(33)
Legal fees	1,044	9,206	(8,162)	(89)	2,497	11,557	(9,060)	(78)
Other	1,243	3,087	(1,844)	(60)	3,504	5,371	(1,867)	(35)
Total general and administrative	$5,043	$16,203	$(11,160)	(69)%	$11,376	$23,820	$(12,444)	(52)%

The decreases in G&A expenses for the three- and six-month periods ended November 30, 2022, compared to the same periods in the prior year, were primarily due to a reduction in legal fees, other, and salaries, benefits, and other compensation. The decreases in legal fees were due to lowered legal fees related to the SEC and DOJ investigations, Pestell employment dispute, Amarex dispute, and the absence of legal fees related to the prior year proxy contest and related lawsuits, as well as, in the six-month period, the payment of certain legal fees by the Company’s insurance carriers. The decreases in other were the result of a reduction in expenses related to the prior year proxy contest, insurance premiums, and recruiting and contract services. The decreases in salaries, benefits, and other compensation were the result of decreased headcount and cash compensation, as well as a decrease in stock-based compensation expense due to fewer equity grants being outstanding during the six months ended November 30, 2022.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Clinical	$(865)	$5,783	$(6,648)	(115)%	$(845)	$14,846	$(15,691)	(106)%
Non-clinical	26	326	(300)	(92)	26	490	(464)	(95)
CMC	811	1,103	(292)	(26)	1,134	3,662	(2,528)	(69)
License and patent fees	165	235	(70)	(30)	398	469	(71)	(15)
Total research and development	$137	$7,447	$(7,310)	(98)%	$713	$19,467	$(18,754)	(96)%

The decreases in R&D expenses in the three- and six-month periods ended November 30, 2022, compared to the same periods in the prior year, were primarily the result of clinical trials related to COVID-19, oncology, NASH, and HIV extension studies being completed, paused, or closed that had been active in the same periods of the prior year and decreased activity related to the BLA resubmission, offset by increased costs related to activities focused on the potential lifting of the clinical hold. The credit balance in clinical expenses is related to credits received related to the Brazilian COVID-19 trials. The decreases in chemistry, manufacturing, and controls (“CMC”) related expenses from the same period last year were the result of decreased activity related to CMC manufacturing.

The future trend of our R&D expenses is dependent on the timing of FDA clearance of the clinical hold, our decision-making on which indications on which to focus our future efforts toward the clinical development and study of leronlimab, which may include the treatment of NASH, NASH-HIV, oncology, and additional HIV indications and the timing and outcomes of such efforts.

Amortization and depreciation expenses

The decreases in amortization and depreciation expenses for the three- and six-month periods ended November 30, 2022, compared to the same periods last year were attributable to the intangible write-off of a proprietary algorithm intangible asset during the fiscal year ended May 31, 2021 and the ProstaGene noncompete intangible asset becoming fully amortized as of November 30, 2021.

Inventory charge

The increase in the inventory charge for the three- and six-month periods ended November 30, 2022, compared to the same periods in the prior year was primary attributable to pre-launch inventories no longer qualifying for inventory capitalization due to the withdrawal of the BLA submission, in addition to expected expiration based on estimated shelf lives for the six-month period. See Note 3., Inventories, net, for additional information.

Interest and other expense

Interest and other expense consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
	2022	2021	$	%	2022	2021	$	%
(in thousands)		(Restated) (1)				(Restated) (1)
Interest on convertible notes payable	$1,159	$1,426	$(267)	(19)%	$2,305	$3,112	$(807)	(26)%
Amortization of discount on convertible notes	580	793	(213)	(27)	1,156	1,745	(589)	(34)
Amortization of debt issuance costs	18	23	(5)	(22)	34	51	(17)	(33)
Loss on induced conversion	638	6,785	(6,147)	(91)	638	25,315	(24,677)	(97)
Finance charges	937	1,024	(87)	(8)	1,877	1,059	818	77
Inducement interest expense	—	4,704	(4,704)	(100)	—	5,232	(5,232)	(100)
Legal settlement	—	—	—	—	—	1,941	(1,941)	(100)
Loss on derivatives	—	—	—	—	8,601	—	8,601	100
Total interest and other expenses	$3,332	$14,755	$(11,423)	(77)%	$14,611	$38,455	$(23,844)	(62)%

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

The decreases in interest and other expenses for the three-month period ended November 30, 2022, compared to the same period in the prior year was primarily due to a decrease in non-cash loss on induced conversion and inducement interest expense. The decreased non-cash loss on induced conversions resulted from the Company settling less outstanding convertible debt with common stock during the current period as compared to the same period last year (refer to Part II, Item 8, Note 14, Restatement in the 2022 Form 10-K). The decrease in inducement interest expense is the result of this now being recorded in stockholders’ equity as a result of the adoption of ASU No. 2021-04 (refer to Note 2, Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements).

For the six-month period ended November 30, 2022, the decrease was primarily due to decreases in loss on induced conversion and inducement interest expense as discussed above, as well as a decrease in legal settlement expenses, offset by an increase in loss on derivatives. The decrease in legal settlement expense resulted from there being no legal settlements during the six months ended November 30, 2022. The increase in loss on derivatives was attributable to the change in the fair value of liability classified warrants related to the Surety Bond Backstop Agreement and placement agent warrants issued in connection with a recent offering for which the related warrants subsequently became equity classified upon the stockholders’ approval of an increase in authorized shares on August 31, 2022.

Liquidity and Capital Resources

As of November 30, 2022, we had a total of approximately $2.6 million in cash and restricted cash and approximately $122.7 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to develop and seek approval to commercialize leronlimab. Despite the Company’s negative working capital position, vendor relations remain relatively accommodative, and we do not currently anticipate significant delays in our business initiatives schedule due to liquidity constraints. We cannot be certain, however, that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs.

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

During the fiscal year 2021, the Company entered into long-term convertible notes that are secured by all of our assets (excluding our intellectual property), and include certain restrictive provisions, including limitations on incurring additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms. In exchange for warrants, the Company entered into a Backstop Agreement with an accredited investor whereby the Company pledged its patents and the investor agreed to indemnify the issuer of the surety bond in the Amarex dispute with respect to the Company’s obligations under the surety bond. Future third-party funding arrangements may also require the Company to relinquish valuable rights. Additional capital, if available, may not be available on reasonable or non-dilutive terms.

Cash

The Company’s cash and restricted cash position of approximately $2.6 million as of November 30, 2022, decreased by approximately $1.6 million, when compared to the balance of $4.2 million as of May 31, 2022. This decrease was primarily the result of approximately $15.5 million in cash used in our operating activities offset by approximately $13.9 million in cash provided by financing activities during the six months ended November 30, 2022. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Six months ended November 30,		Change
(in thousands)	2022	2021	$
Net cash (used in) provided by:
Net cash used in operating activities	$(15,480)	$(60,632)	$45,152
Net cash used in investing activities	$—	$(13)	$13
Net cash provided by financing activities	$13,852	$35,577	$(21,725)

Cash used in operating activities

Net cash used in operating activities totaled approximately $15.5 million during the six months ended November 30, 2022, representing an improvement of approximately $45.2 million compared to the six months ended November 30, 2021. The decrease in the net amount of cash used was due primarily to a decrease in our net loss, attributable to decreased G&A, R&D, and non-cash interest and other expense, and working capital fluctuations, all of which are highly variable. Refer to General and Administrative, Research and Development, and Interest and Other Expense sections for further discussion.

Cash used in investing activities

Net cash used in investing activities for the six months ended November 30, 2022 did not change significantly from the prior year period.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $13.9 million, a decrease of approximately $21.7 million compared to the six months ended November 30, 2021. The decrease in net amount of cash provided was primarily the result of a decrease of approximately $17.5 million of cash through the private placement of common stock and warrants, with the balance due to decreased cash received for warrant and option exercises.

Pre-launch inventories

The Company previously capitalized pre-launch inventories and subsequently in October of 2022 charged-off for GAAP accounting purposes due to no longer qualifying for inventory capitalization as pre-launch inventories due to the withdrawal of the BLA submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be commercially sold upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw material continued to be maintained so that they can be used in the future if needed.

During the first quarter of fiscal year 2023, the Company reviewed purchase commitments made by its manufacturing partner, Samsung BioLogics Co., Ltd. (“Samsung”), under the master agreement between the Company and Samsung, and its vendors for specialized raw materials for which the Company made a prepayment in the amount of $2.7 million in the third quarter of fiscal year 2022, which were recorded as prepaid expenses in the consolidated financial statements as of May 31, 2022. As discussed in Note 9, Commitments and Contingencies – Commitments with Samsung BioLogics Co., Ltd. (“Samsung”), the Company and Samsung remain in ongoing discussions about, among other things, deferring the unfulfilled commitments. These additional specialized raw materials are estimated to have shelf-lives ranging from 2023 to 2026. The entire amount was charged-off as of August 31, 2022.

In October 2022, the Company voluntarily withdrew its rolling BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, none of the Company’s inventories now qualify for capitalization as pre-launch inventories. For the three months ended November 30, 2022, the Company charged-off the remaining raw material resin and work-in-progress bulk product inventories of approximately $16.3 million and $1.7 million, respectively.

For additional information, refer to Note 2, Summary of Significant Accounting Policies – Pre-launch Inventories in this Form 10-Q, and to Note 3, Inventories, net, in the 2022 Form 10-K.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of November 30, 2022, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $12.4 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2023. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of November 30, 2022, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $32.8 million.

Common stock

We have 1,350.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	November 30, 2022
Issuable upon:
Warrants exercise	175.0
Convertible preferred stock and undeclared dividends conversion	32.6
Outstanding stock options exercise or vesting of outstanding RSUs	29.2
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	14.2
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	263.0
Common stock outstanding	824.8

As of November 30, 2022, we had approximately 262.2 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets, in extreme cases, we could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Off-Balance Sheet Arrangements

As of November 30, 2022, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 4, Accounts Payable and Accrued Liabilities, Note 5, Convertible Instruments and Accrued Interest, and Note 9, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 6 and 10 in Part II, Item 8 in the 2022 Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings described in Part I, Item 1, Note 9, Commitments and Contingencies – Legal Proceedings of this Form 10-Q. We are unable to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of November 30, 2022, the Company did not record any legal accruals related to the outcomes of the matters discussed in this Form 10-Q.

Regulatory Matters

Voluntary Withdrawal of HIV BLA Submission

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with HAART for highly treatment-experienced HIV patients. In November 2021, the Company resubmitted the non-clinical and CMC sections of the BLA. In October 2022, the Company voluntarily withdrew its BLA submission due to management’s conclusion that a severe risk of the BLA not receiving approval by the FDA existed due to the Company’s former CRO's inadequate process and performance around the monitoring and oversight of the clinical data. For additional information see Note 9, Commitments and Contingencies – Legal Proceedings.

FDA Warning Letter re COVID-19 Misbranding of Investigational Drug

In January 2022, the Company received a Warning Letter from the FDA alleging that its former CEO had made references in a video interview to COVID-19 and leronlimab in a promotional context to the effect that leronlimab, an investigational new drug, is safe and effective for the purpose for which it is being investigated or otherwise promoted the drug. The FDA warned the Company that leronlimab has not been approved or authorized by the FDA, its safety and effectiveness have not yet been established, and that the related clinical trial data was mischaracterized in the video. The FDA further alleged the video misbranded leronlimab under section 502(f)(1) of said Act and in violation of section 301(a) of the Food Drug and Cosmetic Act, as the claims in the video made representations in a promotional context regarding the safety and efficacy of an investigational new drug that has not been approved or authorized by the FDA. CytoDyn has completed all the corrective steps requested by the FDA. On September 26, 2022, CytoDyn sent a letter to the FDA informing the FDA that it had completed all corrective steps and requested that FDA issue a close-out letter.

FDA HIV Partial Clinical Hold and COVID-19 Full Clinical Hold Letters

In March 2022, the United States FDA placed a partial clinical hold on the Company’s HIV program and a full clinical hold on its COVID-19 program in the United States. The Company was not enrolling any new patients in the trials placed on hold in the United States. Under the full clinical hold on the COVID-19 program, no new clinical studies may be initiated until the clinical hold is resolved. The Company has made a business decision not to pursue the use of leronlimab in COVID-19 patients, has no plans for further trials under the COVID-19 indication and has withdrawn the IND for COVID-19. Should the opportunity arise, the Company may explore potential non-dilutive clinical development options. CytoDyn is working diligently with the FDA to resolve the partial clinical hold for HIV as soon as possible.

As of the date of this filing, the Company has submitted the updated Investigator Brochure, the Development Safety Update Report (DSUR), and the Safety Management and Pharmacovigilance Plan to the FDA in connection with resolving the clinical hold. The Company is in the process of completing additionally requested materials and will submit them as soon as possible.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $47.5 million in the six months ended November 30, 2022 and has an accumulated deficit of approximately $809.4 million as of November 30, 2022. These factors, among several others, including the various legal matters discussed in Note 9, Commitments and Contingencies – Legal Proceedings, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including seeking the lifting of the FDA’s partial clinical hold with regard to the Company’s HIV program, performing additional clinical trials, and seeking regulatory approval of its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors.

New Accounting Pronouncements

Refer to Part I, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements of this Form 10-Q.

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

In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, none of the Company’s inventories now qualify for capitalization as pre-launch inventories. See Note 3., Inventories, net.

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

Item 4. Controls and Procedures

During the quarter ended November 30, 2022, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of November 30, 2022 due to the unremediated material weakness in internal control over financial reporting described below.

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

In connection with the identification of the material weaknesses in our internal control over financial reporting, we continue to evaluate, design and implement controls and procedures to address these weaknesses. We have entered into consulting arrangements for external resources and have hired additional personnel with accounting skills to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting. We also plan to perform a risk assessment of our internal controls related to information technology systems, and plan to design and place in operation controls tailored to address risks that we deem to be relevant to our company. Further, we plan to document all of our control activities in this area, including controls to respond to the Complementary User Entity Controls assumed in the design and implementation of third-party service organizations. A material weakness in internal control over financial reporting is a matter that may require some period of time to correct.

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

As of November 30, 2022, we had a cash and reserved cash balance of approximately $2.6 million. We must continue to raise substantial additional funds in the near term to meet our payment obligations and fund our operations. Additional funding may not be available on acceptable terms or at all. In addition, as of December 31, 2022, despite the approval by our stockholders of an additional 350.0 million authorized shares of common stock on August 31, 2022, we had only approximately 249.1 million shares of common stock unreserved for other purposes and available for issuance in new financing transactions. We will need to use some of the additional authorized shares (or funds raised through the sale of such shares) to satisfy our outstanding accounts payable and accrued liabilities. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities, including continuing to seek removal of the clinical hold placed on us by the FDA, analyzing clinical trial data for purposes of responding to FDA requirements and preparing additional regulatory submissions, developing additional clinical trials for indications we plan to pursue, regulatory and compliance activities, and legal defense activities. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.23 per share on January 5, 2023) presents a significant challenge to our ability to raise additional funds.  If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are subject to, and may become a party to, a variety of litigation, other claims, suits, regulatory actions and government investigations and inquiries. For example, the Company has received subpoenas from the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) requesting documents and information concerning, among other matters, leronlimab, the Company’s public statements regarding the use of leronlimab as a potential treatment for COVID-19, HIV, and triple-negative breast cancer, related communications with the FDA, investors, and others, litigation involving former employees, the Company’s retention of investor relations consultants, and trading in the Company’s securities. Certain former Company executives and directors have received subpoenas concerning similar issues and have been interviewed by the DOJ and SEC, including the Company’s former CEO, Nader Z. Pourhassan. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both Mr. Pourhassan and Kazem Kazempour, CEO of Amarex Clinical Research LLC, a subsidiary of NSF International, Inc., and which had formerly served as the Company’s CRO. Mr. Pourhassan was charged with one count of conspiracy, four counts of securities fraud, three counts of wire fraud, and three counts of insider trading. Mr. Kazempour was charged with one count of conspiracy, three counts of securities fraud, two counts of wire fraud, and one count of making a false statement. That same day, the SEC filed a complaint against Mr. Pourhassan and Mr. Kazempour, alleging violations of federal securities laws.

We have cooperated, and will continue to cooperate, with these and any other regulatory or governmental proceedings. We have incurred and may continue to incur significant expenses as a result of the regulatory and legal matters. The total cost associated with these matters will depend on many factors, including their duration and any related findings.

Additionally, two putative class action lawsuits were filed against us and certain of our former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act, and alleging that the Company and certain former officers and directors made purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA. The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. Separately, three purported CytoDyn stockholder derivative actions were filed against certain former officers and former directors, and the Company was named as a nominal defendant. The complaint generally alleges that the director defendants breached their fiduciary duties by allowing the Company to make false and misleading statements regarding, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV BLA, and by failing to maintain an adequate system of oversight and controls. The consolidated complaint also asserts claims against one or more individual defendants for waste of corporate assets, unjust enrichment, contribution for alleged violations of the federal securities laws, and for breach of fiduciary duty arising from alleged insider trading.

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.

The results of litigation and other legal proceedings, including the other claims described under Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 10 in our Annual Report on Form 10-K for the year ended May 31, 2022, are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and to Note 10 in our Annual Report on Form 10-K for the year ended May 31, 2022 are subject to future developments and management’s view of these matters may change in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During October and November 2022, the Company issued a total of approximately 0.2 million shares of common stock in satisfaction of a total of approximately $80.4 thousand in severance payments due in October and November 2022 to our former CEO. The numbers of shares issued were based on the closing price of the common stock on the applicable dates. The Company relied on the exemption from registration afforded by Section 4(a)(2) of the Securities Act in connection with the issuance of the shares.

During November and December 2022, in satisfaction of a redemption, the Company and the April 2, 2021 Note holder entered into exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes with an aggregate principal amount of $1.5 million, which were exchanged concurrently with the issuance of approximately 6.5 million shares of common stock. The Company relied on the exemption afforded by Section 3(a)(9) of the Securities Act for the exchange transactions described above.

During October and December 2022, the Company entered into various separate privately negotiated warrant exchange agreements with certain accredited investors, pursuant to which the investors exercised warrants with an original exercise price between $0.50 and $0.75 per share in exchange for the issuance of approximately 3.6 million shares of common stock upon exercise of the warrants, including approximately 0.6 million shares issued as an inducement for the exercises. Gross and net aggregate proceeds from the private warrant exchange were both approximately $0.8 million. The Company relied on the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the sales of securities in the private warrant exchange.

In August 2022, the Company issued a total of approximately 1.1 million shares of common stock upon the conversion of 568 shares of Series C convertible preferred stock. In September 2022, the Company issued approximately 0.3 million shares of common stock in satisfaction of accrued dividends on the converted shares of preferred stock. The Company relied on the exemption afforded by Section 3(a)(9) of the Securities Act for the issuances.

During September 2022, the Company issued a total of approximately 22.7 thousand shares of common stock and approximately 0.1 million warrants as part of a make-whole transaction with previous investors. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated by the SEC thereunder.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date
10.1	Second Amendment to the Surety Backstop Agreement		8-K	10.1	12/7/2022

10.2	Form Stock Option Award Agreement (For Non-Employee Directors)	X

10.3	Form Stock Option Award Agreement (For Executives)	X

10.4	Amended and Restated 2012 Equity Incentive Plan	X

31.1	Rule 13a-14(a) Certification by PEO of Registrant.	X

31.2	Rule 13a-14(a) Certification by CFO of the Registrant.	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: January 9, 2023	/s/ Cyrus Arman
Cyrus Arman
President
(Principal Executive Officer)

Dated: January 9, 2023	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer
(Principal Financial and Accounting Officer)