Form 10-Q
period 2023-02-28
CytoDyn Inc.
filed 2023-04-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

On March 31, 2023, there were 912,513,052 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	February 28, 2023	May 31, 2022
Assets
Current assets:
Cash	$5,112	$4,231
Restricted cash	5,998	—
Prepaid expenses	2,411	5,198
Prepaid service fees	589	1,086
Total current assets	14,110	10,515
Inventories, net	—	17,929
Other non-current assets	532	741
Total assets	$14,642	$29,185
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$62,667	$67,974
Accrued liabilities and compensation	8,298	8,995
Accrued interest on convertible notes	9,421	5,974
Accrued dividends on convertible preferred stock	4,935	3,977
Convertible notes payable, net	36,013	36,241
Total current liabilities	121,334	123,161
Operating leases	318	422
Total liabilities	121,652	123,583
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at February 28, 2023 and May 31, 2022	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 and 7 issued and outstanding at February 28, 2023 and May 31, 2022, respectively	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at February 28, 2023 and May 31, 2022	—	—
Common stock, $0.001 par value; 1,350,000 shares authorized; 837,031 and 720,028 issued, and 836,588 and 719,585 outstanding at February 28, 2023 and May 31, 2022, respectively	837	720
Treasury stock, $0.001 par value; 443 at February 28, 2023 and May 31, 2022	—	—
Additional paid-in capital	715,207	671,013
Accumulated deficit	(823,054)	(766,131)
Total stockholders’ deficit	(107,010)	(94,398)
Total liabilities and stockholders' deficit	$14,642	$29,185

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2023	2022	2023	2022
		(Restated) (1)		(Restated) (1)
Revenue	$—	$—	$—	$266
Cost of goods sold	—	—	—	53
Gross profit	—	—	—	213
Operating expenses:
General and administrative	2,971	10,140	14,347	33,960
Research and development	938	3,569	1,651	23,036
Amortization and depreciation	12	129	165	657
Inventory charge	—	5,559	20,633	8,916
Total operating expenses	3,921	19,397	36,796	66,569
Operating loss	(3,921)	(19,397)	(36,796)	(66,356)
Interest and other expenses:
Interest on convertible notes	(1,142)	(1,187)	(3,447)	(4,299)
Amortization of discount on convertible notes	(565)	(637)	(1,721)	(2,382)
Amortization of debt issuance costs	(17)	(19)	(51)	(70)
Loss on induced conversion	(2,018)	(12,066)	(2,656)	(37,381)
Finance charges	(5,884)	(7,025)	(7,761)	(8,084)
Inducement interest expense	—	(954)	—	(6,186)
Legal settlement	—	—	—	(1,941)
Loss on derivatives	(155)	—	(8,756)	—
Total interest and other expenses	(9,781)	(21,888)	(24,392)	(60,343)
Loss before income taxes	(13,702)	(41,285)	(61,188)	(126,699)
Income tax benefit	—	—	—	—
Net loss	$(13,702)	$(41,285)	$(61,188)	$(126,699)
Basic and diluted:
Weighted average common shares outstanding	832,215	695,614	810,986	663,373
Loss per share	$(0.02)	$(0.06)	$(0.08)	$(0.19)

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2022	35	$—	720,028	$720	443	$—	$671,013	$(766,131)	$(94,398)
Stock issued for compensation	—	—	879	1	—	—	344	—	345
Stock issued for private offerings	—	—	85,378	85	—	—	17,459	—	17,544
Issuance costs related to stock issued for private offerings	—	—	—	—	—	—	(6,289)	—	(6,289)
Conversion of Series C convertible preferred stock to common stock	(1)	—	1,136	1	—	—	(1)	—	—
Warrant exercises	—	—	657	1	—	—	263	—	264
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	4,620	5	—	—	(5)	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(384)	—	(384)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	8,601	—	8,601
Stock-based compensation	—	—	—	—	—	—	996	—	996
Reclassification of prior period preferred stock dividends	—	—	—	—	—	—	(4,265)	4,265	—
Net loss	—	—	—	—	—	—	—	(20,991)	(20,991)
Balance at August 31, 2022	34	—	812,698	813	443	—	687,732	(782,857)	(94,312)
Issuance of stock for convertible note repayment	—	—	1,822	2	—	—	498	—	500
Loss on induced conversion	—	—	—	—	—	—	638	—	638
Stock issued for compensation	—	—	765	—	—	—	310	—	310
Exercise of warrants, net of offering costs	—	—	9,652	10	—	—	2,123	—	2,133
Make-whole shares related to private warrant exchange	—	—	23	—	—	—	—	—	—
Dividend paid in common stock upon conversion of Series C convertible preferred stock ($0.50 per share)	—	—	319	—	—	—	159	—	159
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	1,467	—	1,467
Net loss	—	—	—	—	—	—	—	(26,495)	(26,495)
Balance at November 30, 2022	34	—	825,279	825	443	—	692,558	(809,352)	(115,969)
Issuance of stock for convertible note repayment	—	—	7,150	7	—	—	1,493	—	1,500
Loss on induced conversion	—	—	—	—	—	—	2,018	—	2,018
Stock issued for compensation	—	—	626	1	—	—	181	—	182
Stock to be issued for private offerings	—	—	—	—	—	—	18,045	—	18,045
Issuance costs related to stock to be issued for private offerings	—	—	—	—	—	—	(4,699)	—	(4,699)
Exercise of warrants, net of offering costs	—	—	3,442	3	—	—	679	—	682
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	534	1	—	—	(1)	—	—
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	(364)	—	(364)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	155	—	155
Finance charges related to warrant issuance for surety bond backstop agreement	—	—	—	—	—	—	4,885	—	4,885
Stock-based compensation	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	(13,702)	(13,702)
Balance at February 28, 2023	34	$—	837,031	$837	443	$—	$715,207	$(823,054)	$(107,010)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
							(Restated) (1)	(Restated) (1)	(Restated) (1)
Balance at May 31, 2021	96	$—	626,123	$626	443	$—	$532,031	$(553,675)	$(21,018)
Issuance of stock for convertible note repayment	—	—	11,816	12	—	—	13,832	—	13,844
Loss on induced conversion	—	—	—	—	—	—	18,530	—	18,530
Issuance of legal settlement warrants	—	—	—	—	—	—	1,744	—	1,744
Stock option exercises	—	—	300	—	—	—	189	—	189
Stock issued for compensation and tendered for income tax	—	—	1,014	1	—	—	(1)	—	—
Stock issued for private offerings	—	—	2,872	3	—	—	2,869	—	2,872
Private warrant exchanges	—	—	1,327	1	—	—	774	—	775
Warrant exercises	—	—	668	1	—	—	502	—	503
Inducement interest expense related to private warrant exchanges	—	—	—	—	—	—	528	—	528
Accrued preferred stock dividends	—	—	—	—	—	—	—	(420)	(420)
Stock-based compensation	—	—	—	—	—	—	2,597	—	2,597
Net loss	—	—	—	—	—	—	—	(45,337)	(45,337)
Balance at August 31, 2021	96	—	644,120	644	443	—	573,595	(599,432)	(25,193)
Issuance of stock for convertible note repayment	—	—	8,162	8	—	—	8,193	—	8,201
Loss on induced conversion	—	—	—	—	—	—	6,785	—	6,785
Stock option exercises	—	—	210	—	—	—	200	—	200
Stock issued for private offerings	—	—	25,178	25	—	—	27,282	—	27,307
Conversion of Series B preferred stock to common stock	(60)	—	600	1	—	—	—	—	1
Private warrant exchanges	—	—	6,593	7	—	—	4,608	—	4,615
Offering costs related to stock issuance	—	—	—	—	—	—	(1,418)	—	(1,418)
Warrant exercises	—	—	963	1	—	—	532	—	533
Inducement interest expense related to private warrant exchanges	—	—	—	—	—	—	4,704	—	4,704
Preferred stock dividends accrued and paid in common stock	—	—	35	—	—	—	17	(431)	(414)
Stock-based compensation	—	—	—	—	—	—	2,060	—	2,060
Net loss	—	—	—	—	—	—	—	(40,077)	(40,077)
Balance at November 30, 2021	36	—	685,861	686	443	—	626,558	(639,940)	(12,696)
Issuance of stock for convertible note repayment	—	—	17,132	17	—	—	8,939	—	8,956
Loss on induced conversion	—	—	—	—	—	—	12,066	—	12,066
Stock issued for private offerings	—	—	6,860	7	—	—	3,545	—	3,552
Conversion of Series C preferred stock to common stock	(1)	—	2,200	2	—	—	(2)	—	—
Warrant exercises	—	—	11	—	—	—	—	—	—
Inducement interest expense related to private warrant exchanges	—	—	1,179	1	—	—	953	—	954
Preferred stock dividends accrued and paid in common stock	—	—	487	—	—	—	243	(397)	(154)
Stock-based compensation	—	—	—	—	—	—	(438)	—	(438)
Finance charges related to warrant issuance for surety bond backstop agreement	—	—	—	—	—	—	6,585	—	6,585
Net loss	—	—	—	—	—	—	—	(41,285)	(41,285)
Balance at February 28, 2022	35	$—	713,730	$713	443	$—	$658,449	$(681,622)	$(22,460)

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended February 28,
	2023	2022
		(Restated) (1)
Cash flows from operating activities:
Net loss	$(61,188)	$(126,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	165	657
Amortization of debt issuance costs	51	70
Amortization of discount on convertible notes	1,721	2,382
Warrants issued for legal settlement	—	1,744
Loss on derivatives	8,756	—
Loss on induced conversion	2,656	37,381
Inducement interest expense and non-cash finance charges	4,885	14,270
Inventory charge	20,633	8,916
Stock-based compensation	3,557	4,219
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	624	(3,264)
Decrease in accounts payable and accrued expenses	(3,558)	(11,355)
Net cash used in operating activities	(21,698)	(71,679)
Cash flows from investing activities:
Furniture and equipment purchases	—	(30)
Net cash used in investing activities	—	(30)
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	2,815	5,390
Proceeds from sale of common stock and warrants, net of issuance costs	24,601	33,313
Proceeds from warrant exercises	264	1,036
Proceeds held in escrow	897	—
Proceeds from stock option exercises	—	390
Net cash provided by financing activities	28,577	40,129
Net change in cash and restricted cash	6,879	(31,580)
Cash at beginning of period	4,231	33,943
Cash and restricted cash at end of period	$11,110	$2,363
Cash and restricted cash consisted of the following:
Cash	$5,112	$1,363
Restricted cash	5,998	1,000
Total cash and restricted cash	$11,110	$2,363
Supplemental disclosure:
Cash paid for interest	$—	$63
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$8,756	$—
Issuance of common stock for principal and interest of convertible notes	$2,000	$31,001
Accrued dividends on Series C and D convertible preferred stock	$1,117	$988
Dividend paid in common stock on Series B and C convertible preferred stock conversions	$159	$260
Warrants issued to placement agent, recorded in additional paid-in capital	$7,380	$1,293
Warrants issued for surety bond backstop agreement	$4,885	$6,585
Deemed dividend due to equity modifications, recorded in additional paid-in capital	$5,417	$—

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2023

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

The Company is pursuing the regulatory approval of leronlimab in hopes that commercial sales will be obtained for one or more indications. The Company previously submitted a Biologic License Application (“BLA”) for leronlimab as a combination therapy with highly active antiretroviral therapy (“HAART”) for highly treatment-experienced HIV patients. In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission due to the BLA not containing certain information and data needed for the FDA to complete a substantive review. In November 2021, the Company resubmitted the non-clinical and chemistry, manufacturing, and controls (“CMC”) sections of the BLA. In March 2022, the FDA placed the Company’s HIV trials on a partial clinical hold. In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to its former contract research organization’s (“CRO”) inadequate process and performance around the monitoring and oversight of the clinical data.

The Company is engaged in litigation with its former CRO as previously reported and as described in Note 9, Commitments and Contingencies - Legal Proceedings.

The Company’s efforts are currently primarily directed toward obtaining the removal of the partial clinical hold on its HIV program, preparation for and development of a Phase 2b/3 NASH clinical trial protocol, research and development of longer-acting molecules including for the treatment and/or prevention of HIV, maintenance and testing of clinical drug product, and resolving legal and regulatory matters.

As of the date of this filing, the Company has submitted the following to the FDA in connection with resolving the clinical hold: an aggregate analysis of cardiovascular events across all leronlimab clinical programs, a Safety Surveillance Plan, an aggregate safety data analysis, an updated Investigator’s Brochure, annual reports, a benefit-risk assessment, and a general investigational plan. The Company is currently working on a supplemental submission to address items discussed with the FDA during a late March 2023 informal meeting.

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

Revision and restatement of financial statements

During the preparation of the quarterly financial statements as of and for the period ended November 30, 2021, the Company identified an error in how non-cash inducement interest expense was calculated in previous reporting periods dating back to fiscal year 2018. The error resulted in an understatement of non-cash inducement interest expense and additional paid-in capital. For details, refer to Note 2, Summary of Significant Accounting Policies - Revision of Financial Statements, in the 2022 Form 10-K. Also, during the preparation and audit of the annual financial statements as of and for the fiscal year ended May 31, 2022, the Company concluded that a material error was identified in how the Company was accounting for common stock issued to settle certain convertible note obligations dating back to fiscal year 2021. For details, refer to Note 14, Restatement, in the 2022 Form 10-K. Neither of the errors had impact on operating loss, cash, net cash used in or provided by operating, financing, and investing activities, assets, liabilities, commitments and contingencies, total stockholders’ deficit, number of shares issued and outstanding, basic and diluted weighted average common shares outstanding, and number of shares available for future issuance for any period presented, and are reflected in the accompanying statement of operations, changes in stockholders’ deficit, and statement of cash flows.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $61.2 million for the nine months ended February 28, 2023 and has an accumulated deficit of approximately $823.1 million as of February 28, 2023. These factors, among several others, including the various legal matters discussed in Note 9, Commitments and Contingencies – Legal Proceedings, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including seeking the lifting of the FDA’s clinical hold with regard to the Company’s HIV program, performing additional clinical trials in various indications, and seeking regulatory approval for its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors.

Use of estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the FDA which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited to, those relating to capitalization of pre-launch inventories, charges for excess and obsolete inventories, research and development expenses, commitments and contingencies, stock-based compensation, and the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Restricted cash

As of February 28, 2023, the Company had recorded approximately $6.0 million of restricted cash. The restricted cash is related to $5.1 million held as collateral in connection with a Surety Bond, as defined in Note 6, Equity Awards and Warrants, that was posted as required in the Amarex litigation and will remain as restricted cash until the litigation is resolved. For further information, see Note 6, Equity Awards and Warrants – Private Placement of Warrants under Surety Bond Backstop Agreement. The remaining $0.9 million are funds held in escrow related to fundraising activities for which the closing of the transactions had not occurred as of February 28, 2023.

Pre-launch inventories

In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, the Company’s inventories no longer qualified for capitalization as pre-launch inventories and were written-off. See Note 3, Inventories, net.

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

The Company adopted the new guidance prospectively as of June 1, 2022 and used the framework to record modifications to equity classified instruments during the nine months ended February 28, 2023. The modifications consisted of the following approximate amounts: induced warrant exercises recorded as $2.2 million issuance cost, modification to the warrants issued in connection with the Surety Bond Backstop Agreement recorded as a $0.4 million finance charge, and triggers of down-round provisions and modifications recorded as deemed dividends with an aggregate $5.4 million charge to additional paid-in capital. The deemed dividends were included in the loss per share calculation, see Note 7, Loss per Common Share. Refer to Note 6, Equity Awards and Warrants for further information on each transaction.

Note 3. Inventories, net

Inventories were as follows (in thousands):

	February 28, 2023	May 31, 2022
Raw materials	$—	$16,264
Work-in-progress	—	1,665
Total inventories, net	$—	$17,929

During the first quarter of fiscal year 2023, the Company reviewed purchase commitments made by its manufacturing partner, Samsung BioLogics Co., Ltd. (“Samsung”), under the master agreement between the Company and Samsung, and its vendors for specialized raw materials for which the Company made a prepayment in the amount of approximately $2.7 million in the third quarter of fiscal year 2022, which were recorded as prepaid expenses in the consolidated financial statements as of May 31, 2022. As discussed in Note 9, Commitments and Contingencies – Commitments with Samsung BioLogics Co., Ltd. (“Samsung”), the Company and its manufacturing partner remain in ongoing discussions about, among other things, deferring the unfulfilled commitments. The entire amount of approximately $2.7 million was charged-off during the quarter ended August 31, 2022.

In October 2022, the Company voluntarily withdrew its rolling BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, the Company’s inventories no longer qualified for capitalization as pre-launch inventories. During the three months ended November 30, 2022, the Company charged-off the remaining raw material resin and work-in-progress bulk product inventories of approximately $16.3 million and $1.7 million, respectively.

For additional information, refer to Note 2, Summary of Significant Accounting Policies – Pre-launch Inventories in this Form 10-Q, and to Note 3, Inventories, net, in the 2022 Form 10-K.

Note 4. Accounts Payable and Accrued Liabilities and Compensation

As of February 28, 2023 and May 31, 2022, the accounts payable balance was approximately $62.7 million and $68.0 million, respectively, with two vendors accounting for 74% and 73% of the total balance of accounts payable at the respective dates.

The components of accrued liabilities and compensation are as follows (in thousands):

	February 28, 2023	May 31, 2022
Compensation and related expense	$410	$1,522
Legal fees and settlement	1,207	2,006
Clinical expense	913	3,727
Accrued inventory charges and expenses	4,075	1,392
License fees	628	150
Lease payable	138	134
Investor proceeds held in escrow	897	—
Other liabilities	30	64
Total accrued liabilities	$8,298	$8,995

Note 5. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	February 28, 2023			May 31, 2022
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock	19	6	9	19	7	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	13,806	10,565
Undeclared dividends	$14	$-	$-	$10	$-	$-
Accrued dividends	$-	$2,341	$2,594	$-	$2,014	$1,963
Total shares of common stock if dividends converted	28	4,682	5,188	20	4,028	3,926

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

Series B preferred stock provides for a liquidation preference over the common shares of $5.00 per share, plus any accrued and unpaid dividends. In the event of liquidation, holders of Series D preferred stock will be entitled to receive, on a pari passu basis with the holders of Series C preferred stock, and in preference of any payment or distribution to holders of the Series B preferred stock and common stock, an amount per share equal to $1,000 per share plus any accrued and unpaid dividends.

Convertible notes and accrued interest

Key terms of the outstanding convertible notes are as follows:

	February 28, 2023
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	10%	10%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2023	April 23, 2023
Security interest	All Company assets excluding intellectual property

In addition to standard anti-dilution adjustments, the conversion price of the April 2, 2021 Note and April 23, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act of 1933, as amended (the “Securities Act”). The April 2, 2021 Note and April 23, 2021 Note provide for liquidated damages upon failure to deliver common stock within specified timeframes and require the Company to maintain a share reservation of 6.0 million shares of common stock for each Note. Subsequent to February 28, 2023, the Company and the noteholders of the April 2, 2021 Note and April 23, 2021 Note, entered into amendments to the existing Notes, extending the original maturity date of each Note two years, for further information see Note 11, Subsequent Events.

	February 28, 2023			May 31, 2022
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$7,819	$28,500	$36,319	$9,819	$28,500	$38,319
Less: Unamortized debt discount and issuance costs	(49)	(257)	(306)	(512)	(1,566)	(2,078)
Convertible notes payable, net	7,770	28,243	36,013	9,307	26,934	36,241
Accrued interest on convertible notes	3,535	5,886	9,421	2,599	3,375	5,974
Outstanding convertible notes payable, net and accrued interest	$11,305	$34,129	$45,434	$11,906	$30,309	$42,215

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2022	$11,906	$30,309	$42,215
Amortization of issuance discount and costs	463	1,309	1,772
Interest expense	936	2,511	3,447
Fair market value of shares exchanged for repayment	(2,656)	-	(2,656)
Difference between market value of common shares and reduction of principal	656	-	656
Outstanding balance at February 28, 2023	$11,305	$34,129	$45,434

Long-term convertible note – April 2, 2021 Note

During the nine months ended February 28, 2023, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into four exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $2.0 million, which was exchanged concurrently with the issuance of an aggregate amount of approximately 9.0 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the Partitioned Notes to a principal amount of $7.8 million. The Company accounted for the Partitioned Notes and exchange settlement as an induced conversion, and, accordingly, recorded a non-

cash loss on convertible debt induced conversion of $2.0 million for the three months ended February 28, 2023. For the nine months ended February 28, 2023 and 2022, the Company recorded $2.7 million and $18.9 million, respectively, in loss on convertible debt induced conversion related to the April 2, 2021 note.

As of March 31, 2023, the holders of the April 2 and April 23 Notes had waived all provisions in the notes that, based on the occurrence of various events through that date, could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. Accordingly, the Company was not in default under the notes on February 28, 2023. Refer to Note 6, Equity Awards and Warrants.

Please refer to Note 6, Convertible Instruments and Accrued Interest, in the Company’s 2022 Form 10-K for additional information.

Note 6. Equity Awards and Warrants

Approval of increase in authorized common stock

On August 31, 2022, at a special stockholders’ meeting, the Company’s stockholders approved a proposal to increase the total number of authorized shares of common stock from 1.0 billion shares to 1.35 billion shares.

Liability classified warrants

From June 24, 2022 through August 31, 2022, the Company had insufficient authorized common stock to reserve for the shares underlying the Surety Backstop warrants and warrants issued to a placement agent in connection with the June 2022 offering (refer to Private Placement of Warrants under Surety Bond Backstop Agreement and Private Placement of Common Stock and Warrants through Placement Agent sections below). After approval by the Company’s stockholders of an increase to the Company’s authorized common stock, on August 31, 2022, sufficient shares were authorized to cover the shares underlying the warrants. Given that the Company did not have a sufficient number of authorized shares for the instruments at the time they were issued, the Company accounted for such warrants issued from June 24, 2022 through August 2022 as liability classified warrants consistent with ASC 815, Derivatives and Hedging.

On December 1, 2022, the Company entered into the second amendment of the Surety Bond Backstop Agreement which included the issuance of a warrant covering up to 7.5 million shares of common stock with an exercise price of $0.10 per share, with the ultimate number of shares to be covered by the second warrant to be calculated based on a formula relating to how quickly the Company relieved the balance of cash collateral pledged by the Indemnitors (refer to Private Placement of Warrants under Surety Bond Backstop Agreement section below). On February 28, 2023, the warrant was determined to cover 7.5 million shares of common stock. As the settlement amount of shares of common stock underlying the warrant was variable, the Company accounted for such warrant as a liability classified warrant consistent with ASC 815, Derivatives and Hedging, until the number of shares underlying the warrant was determined, at which point the warrant became equity classified.

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

As of February 28, 2023, in accordance with ASC 815, Derivatives and Hedging, the Company reclassified the warrants to equity when the warrants no longer qualified as liabilities. The Company recorded a loss on derivatives of approximately $8.8 million in the nine months ended February 28, 2023, due to change in fair market value of the liability classified warrants. The table below presents a reconciliation of the beginning and ending balances for liabilities measured at fair value as of May 31, 2022, and during the nine months ended February 28, 2023:

(in thousands)	Liability Classified Warrants
Balance at May 31, 2022	$—
Classified as liability due to lack of shares availability at issuance	14,522
Classified as equity upon increase in availability	(23,123)
Loss on derivative due to change in fair market value	8,601
Balance at August 31, 2022	$—
Balance at November 30, 2022	$—
Classified as liability due to variable settlement term	2,057
Classified as equity upon finalized settlement term	(2,212)
Loss on derivative due to change in fair market value	155
Balance at February 28, 2023	$—

The Company used a Black-Scholes valuation model to estimate the value of the liability classified warrants using assumptions presented in the table below. The Black-Scholes valuation model was used because management believes it reflects all the assumptions that market participants would likely consider in negotiating the transfer of the warrant. The Company’s derivative liability is classified within Level 3.

	Initial Fair Market Value at Issuance				Fair Market Value at Equity Classification
	Backstop	Backstop	Placement	Backstop	Backstop	Backstop	Placement	Backstop
	Warrant #1	Warrant #2	Agent Warrants	Warrant #3	Warrant #1	Warrant #2	Agent Warrants	Warrant #3
Fair value of underlying stock	$ 0.44	$ 0.42	$ 0.44	$ 0.35	$ 0.52	$ 0.52	$ 0.52	$ 0.32
Risk free rate	3.17%	3.06%	3.13%	3.68%	3.34%	3.31%	3.16%	4.18%
Expected term (in years)	4.65	5.00	10.00	5.00	4.46	4.88	9.82	4.76
Stock price volatility	110.20%	109.49%	95.99%	124.36%	117.29%	113.59%	95.87%	126.67%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The Company had no liability classified warrants as of February 28, 2023.

Equity Incentive Plan (“EIP”)

As of February 28, 2023, the Company had one active stock-based equity plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”), and one stock-based equity plan that is no longer active, but under which certain prior awards remain outstanding. As of May 31, 2022, the EIP covered a total of 34.3 million shares of common stock. As of May 31, 2022, the Board had released from reservation under the EIP a total of 22.0 million shares of common stock to permit their use for general purposes, leaving approximately 3.9 million shares available for future stock-based awards under the EIP. The Board also made a determination on May 31, 2022, to waive the “evergreen provision” that would have automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on that date. Following approval by the stockholders of the 350.0 million increase in authorized shares of common stock on August 31, 2022, the 22.0 million shares were restored for issuance under the EIP. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended February 28, 2023 and 2022 was $0.4 million and $(0.4) million, respectively, and for the nine months ended February 28, 2023 and 2022 was $3.5 million and $4.2 million, respectively. Stock-based compensation is recorded as part of general and administrative costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2022	17,457	$1.53	7.79	$—
Granted	12,417	$0.41
Exercised	—	$—
Forfeited, expired, and cancelled	(7,783)	$1.16
Options outstanding at February 28, 2023	22,091	$1.02	8.12	$—
Options outstanding and exercisable at February 28, 2023	12,698	$1.28	7.15	$—

During the nine months ended February 28, 2023 and 2022, stock options for approximately 12.4 million shares and 11.3 million shares, respectively, were granted. Of the current year options, approximately 10.9 million options vest over four years, approximately 1.1 million vest over one year, and approximately 0.4 million vested immediately. Prior year options granted vest over three years. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.34 and $1.09 for the nine months ended February 28, 2023 and 2022, respectively.

RSUs and PSUs

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSUs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSU activity:

	Number of	Weighted-average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested RSUs and PSUs at May 31, 2022	300	$3.12	0.58
RSUs and PSUs granted	1,293	0.58
Unvested RSUs and PSUSs forfeited	(150)	3.12
RSUs and PSUs vested	(150)	3.12
Unvested RSUs and PSUs at February 28, 2023	1,293	$0.58	1.04

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

The unvested balance of RSUs and PSUs as of February 28, 2023 includes approximately 0.6 million PSUs. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSUs by a payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of February 28, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSUs was $0.4 million, which is expected to be recognized over a weighted-average period of 1.04 years.

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

During the nine months ended February 28, 2023, the Company issued to our former General Counsel a total of 79,391 shares of common stock to satisfy in full its obligation under the terms of the employment agreement. During the same period, consistent with the terms of our former CEO’s employment agreement, the Company also issued 380,704 shares of common stock as severance. The numbers of shares issued were based on the closing price of the common stock on the applicable date. As of December 2022, the Company ceased payment of severance to the Company’s former CEO.

In order to preserve cash resources, in April 2022, the Board approved the issuance to then executive officers of shares of common stock with a value equal to 25 percent of salary in lieu of cash, net of payroll deductions and withholding taxes. During the nine months ended February 28, 2023, a total of 522,382 shares of common stock were issued pursuant to this cash preservation program. The number of shares issued was based on the closing price of the common stock on each payroll date.

Private placement of warrants under Surety Bond Backstop Agreement

On February 14, 2022, the Company entered into a Surety Bond Backstop Agreement (as amended, the “Backstop Agreement”) with an accredited investor, Dr. David Welch, in his individual capacity and as trustee of a revocable trust, as well as certain other related parties (collectively, the “Indemnitors”). Pursuant to the original terms of the Backstop Agreement, the Indemnitors agreed to assist the Company in obtaining a surety bond (the “Surety Bond”) for posting in connection with the Company’s ongoing litigation with Amarex Clinical Research, LLC ("Amarex”) by, among other things, agreeing to indemnify the issuer of the Surety Bond (the “Surety”) with respect to the Company’s obligations under the Surety Bond through August 13, 2022. As consideration for the Indemnitors’ agreement to indemnify the Surety, the Company agreed (i) to issue to 4-Good Ventures LLC, an affiliate of the Indemnitors (“4-Good”), a warrant for the purchase of 15.0 million shares of common stock as a backstop fee (the “Initial Warrant”), (ii) to issue to 4-Good a warrant for the purchase of an additional 15.0 million shares, to be exercisable only if the Indemnitors were required to make any payment to the Surety (the “Make-Whole Warrant” and, together with the Initial Warrant, the “4-Good Warrants”), and (iii) if the Indemnitors are required to make a payment to the Surety, (A) within 90 days of such payment, to reimburse the Indemnitors for any amount paid to the Surety and (B) to pay to the Indemnitors an indemnification fee in an amount equal to 1.5 times the amount paid by the Indemnitors to the Surety. The payment obligations of the Company to the Indemnitors bear interest at 10% per annum and are secured by substantially all of the patents held by the Company. The Company recognized a finance charge of approximately $6.6 million related to the warrant issuance for the fiscal year ended May 31, 2022. See Liability Classified Warrants above for the accounting treatment of the July 2022 amendment to the Backstop Agreement.

Pursuant to amendments to the Backstop Agreement executed in July and December of 2022 (the “Backstop Amendment”), among other matters: (i) each of the 4-Good Warrants has a five-year term from the date of issuance and a reduced exercise price of $0.10 per share; (ii) the Make-Whole Warrant became fully exercisable in July 2022; (iii) the Indemnitors were issued, in December 2022, a fully exercisable warrant to purchase 7.5 million shares of common stock at an exercise price of $0.10 per share; (iv) the Indemnitors were issued a second warrant in December 2022 covering up to 7.5 million shares of common stock with an exercise price of $0.10 per share, with the ultimate number of shares to be covered by the second warrant to be calculated on or before February 14, 2023, based on a formula relating to how quickly the Company relieved the balance of cash collateral pledged by the Indemnitors; and (v) the obligation of the Indemnitors to indemnify the Surety was extended to January 31, 2023; provided that the Company will relieve the Indemnitors of a minimum of $1.5 million of cash collateral currently pledged by the Indemnitors in support of the Surety Bond by January 5, 2023, with the balance of the cash collateral ($5.0 million) to be relieved by January 31, 2023. The Indemnitor extended the amount and date to be relieved of the cash collateral to $5.1 million by February 28, 2023, and $1.4 million by March 10, 2023. As of February 28, 2023, the second warrant was determined to cover the full 7.5 million shares of common stock; see Liability Classified Warrants above for the accounting treatment of this warrant. The Company recorded a finance charge of approximately $4.9 million related to the warrant issuance in the nine months ended February 28, 2023. The Company recorded $5.1 million of restricted cash in connection with cash collateral for the Surety Bond as of February 28, 2023. See Note 11, Subsequent Events for additional information.

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

Private placement of common stock and warrants through placement agent

In April 2022, the Company initiated a private placement of common stock and warrants, completed in June 2022, to accredited investors through a placement agent. Between April and June 2022, the Company sold a total of approximately 85.4 million shares of common stock for a total of approximately $18.9 million of proceeds, net of issuance costs. Of these, approximately $7.7 million of proceeds, net of issuance costs, relating to approximately 34.6 million shares were remitted to the Company by May 31, 2022. Each unit sold included a fixed combination of one share of common stock and three-quarters of one warrant to purchase one share of common stock for a purchase price of $0.255 per unit. The Company issued approximately 64.0 million of immediately exercisable warrants to investors, with each such warrant having a five-year term and an exercise price of 120% of the final unit price, or $0.306 per share. The Company paid the placement agent a total cash fee of approximately $2.8 million, equal to 13% of the gross proceeds of the offering, as well as a one-time fee for expenses of $50,000, and issued a total of approximately 19.4 million warrants with an exercise price of $0.255 per share and a ten-year term, representing 13% of the total number of shares, including shares subject to warrants sold in the offering, to the placement agent and its designees. The issuance of the warrants to the placement agent was subject to the approval by the Company’s stockholders of an increase in authorized shares of common stock, which was approved on August 31, 2022.

In January 2023, the Company commenced a private placement of units consisting of common stock and warrants, completed March 3, 2023, to accredited investors through a placement agent. Each unit sold included a fixed combination of one share of common stock and one warrant to purchase one share of common stock. Each unit had a purchase price of $0.23, which was equal to 90% of the closing price of the common stock on January 12, 2023. During January, February and March 2023, the Company sold a total of approximately 71.1 million units for a total of approximately $14.4 million of proceeds, net of issuance costs. Of these, approximately $13.3 million of proceeds, net of issuance costs, relating to approximately 65.6 million units had been remitted to the Company by February 28, 2023. The Company classified the securities issued in the private placement through placement agent as equity. The remaining $1.1 million proceeds net of issuance costs was received in March see Note 11, Subsequent events. As part of the offering, the Company issued approximately 71.1 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.50 per share. The warrants were immediately exercisable. In connection with the above, the Company paid the placement agent a total cash fee of approximately $2.0 million, equal to 12% of the gross proceeds of the offering, as well as a one-time fee for expenses of $25 thousand, and issued a total of approximately 10.7 million warrants with an exercise price of $0.23 per share and a ten-year term, representing 15% of the total number of common stock sold in the offering, to the placement agent and its designees.

Private placement of shares of common stock and warrants

On February 13, 2023, Cyrus Arman, President, entered into a private transaction with the Company in which he purchased 0.4 million units consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.50. The terms and conditions of the investment totaling $0.1 million made by Mr. Arman were identical to those offered to other investors in the concurrent offering being conducted through a placement agent as described above. The Company classified the securities issued in private placement as equity. See Note 10, Related Party Transactions, for additional information.

Down round provision issuance and modification to previous private offerings and private warrant exchanges

During the three months ended August 31, 2022, common stock and warrants previously issued between February and April 2022 to accredited investors directly by the Company in a private placement became subject to a down round provision under the original purchase agreements requiring the Company to reduce the purchase price of common stock from the original price of $0.40 to $0.255 per share, to increase the percentage of the warrant coverage from 50% to 75% based on the revised amount of total shares issued, and to reduce the exercise price of the warrants from the original price of $0.40 to $0.306, the terms in the financing conducted by the Company during 2022 through the placement agent as described above. As a result, an approximate additional 4.6 million shares of common stock and 5.5 million warrants were issued. The incremental fair value of the warrants were measured using the Black-Scholes pricing model, resulting in an approximately $4.2 million charge to additional paid-in capital which was accounted for as a deemed dividend.

During the three months ended February 28, 2023, common stock previously issued November 2022 to accredited investors directly by the Company in a private warrant exchange became subject to a down round provision under the original induced exercise agreements as a result of the transaction described below under Private Warrant Exchanges through Placement Agent, The required adjustments resulted in the issuance of approximately 0.5 million additional shares of common stock. The incremental fair value of the shares were measured using the share price on the date the down round provision was triggered, resulting in an approximately $0.1 million charge to additional paid-in capital which was accounted for as a deemed dividend.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2022	73,248	$0.59	3.18	$352
Granted	119,022	$0.25
Exercised	(4,965)	$0.75
Forfeited, expired, and cancelled	(7,412)	$0.75
Warrants outstanding at February 28, 2023	179,893	$0.33	4.39	$12,245
Warrants outstanding and exercisable at February 28, 2023	179,893	$0.33	4.39	$12,245

Private warrant exchanges

During the three months ended November 30, 2022, the Company entered into various separate privately negotiated warrant exchange agreements directly with certain accredited investors, pursuant to which the investors exercised warrants with an original exercise price of $1.00 per share in exchange for the issuance of approximately 9.7 million shares of common stock upon exercise of the warrants, including approximately 8.4 million shares issued as an inducement for the exercises. Gross and net aggregate proceeds from the private warrant exchanges were approximately $2.1 million. In connection with these transactions, the Company recognized approximately $2.1 million as issuance costs and $0.5 million as a deemed dividend.

Private warrant exchanges through placement agent

During the three months ended February 28, 2023, the Company entered into various separate privately negotiated warrant exchange agreements with certain accredited investors through a placement agent, pursuant to which the investors exercised warrants with an original exercise price of $0.50 – $0.75 per share in exchange for the issuance of approximately 3.4 million shares of common stock upon exercise of the warrants, including approximately 0.6 million shares issued as an inducement for the exercises. Gross and net aggregate proceeds from the private warrant exchanges were approximately $0.7 million. In connection with these transactions, the Company recognized approximately $0.1 million as issuance costs.

Warrant expiration extension

During the nine months ended February 28, 2023, the Company extended the expiration dates of approximately 3.8 million warrants to January 31, 2023. The previous expiration dates for the warrants ranged from September 2022 to December 2022. The modification to these equity instruments resulted in an approximate $0.5 million deemed dividend recorded in equity as of November 30, 2022, and was included in the loss per share calculation for the nine-month period ended February 28, 2023 (refer to Note 7, Loss per Common Share).

Warrant exercises

During the nine months ended February 28, 2023, the Company issued approximately 0.5 million shares of common stock in connection with the exercise of an equal number of warrants. The stated exercise prices ranged from $0.45 to $0.75 per share, which resulted in aggregate gross proceeds of approximately $0.3 million. Additionally, during the nine months ended February 28, 2023, the Company issued approximately 0.2 million shares of common stock in connection with the cashless exercise of approximately 0.3 million warrants with stated exercise prices ranging from $0.26 to $0.50 per share.

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

	Three months ended February 28,		Nine months ended February 28,
(in thousands, except per share amounts)	2023	2022	2023	2022
		(Restated) (1)		(Restated) (1)
Net loss	$(13,702)	$(41,285)	$(61,188)	$(126,699)
Less: Deemed dividends	(123)	—	(5,417)	—
Less: Accrued preferred stock dividends	(366)	(397)	(1,121)	(1,239)
Net loss applicable to common stockholders	$(14,191)	$(41,682)	$(67,726)	$(127,938)
Basic and diluted:
Weighted average common shares outstanding	832,215	695,614	810,986	663,373
Loss per share	$(0.02)	$(0.06)	$(0.08)	$(0.19)

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

	Three and nine months ended February 28,
(in thousands)	2023	2022
Stock options, warrants, and unvested restricted stock units	203,274	98,309
Convertible notes	12,000	12,000
Convertible preferred stock	33,323	32,197

Note 8. Income Taxes

The Company calculates its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. The Company’s net tax expense for the three and nine months ended February 28, 2023 and 2022 was zero. The Company does not consider it more likely than not that the benefits from the net deferred taxes will be realized; therefore, the Company maintains a full valuation allowance as of February 28, 2023 and May 31, 2022, thus creating a difference between the effective tax rate of 0% and the statutory rate of 21%.

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

On January 6, 2022, Samsung provided written notice to the Company alleging that the Company had materially breached the parties’ Master Services and Project Specific Agreements for failure to pay $13.5 million due on December 31, 2021. An additional $22.8 million became due under the agreements on January 31, 2022. Under the agreements, Samsung may be entitled to terminate its services if the parties cannot agree on the past-due balance. Management continues to be in ongoing discussions with Samsung regarding potential approaches to resolve these issues, including proposals by both parties of a revised schedule of payments over an extended period, proposals by the Company of satisfaction of a portion of the Company’s payment obligations in equity securities, through future financing, and/or potential licensing opportunities of the Company, proposals to postpone the manufacturing of unfulfilled commitments until a future regulatory approval, and proposals offsetting the unfulfilled commitments with other future potential R&D drug development needs related to the longer-acting therapeutic the Company is currently studying. Samsung has paused manufacturing all unfulfilled commitments not needed by the Company starting in January of 2022. Accordingly, the Company has not recorded any accruals associated with the unfulfilled commitments as of February 28, 2023. In the event negotiations are unsuccessful, the Company may have to accrue a liability related to the unfulfilled commitments. As of February 28, 2023, the Company had past due balances of approximately $34.3 million due to Samsung, which were included in accounts payable. As of February 28, 2023, the future commitments pursuant to these agreements were estimated as follows (in thousands):

Fiscal Year	Amount
2023 (3 months remaining)	$34,638
2024	121,750
2025	76,400
2026 and thereafter	—
Total	$232,788

Operating lease commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended February 28, 2023 and 2022 were $46.4 thousand and $46.5 thousand, respectively, and for the nine months ended February 28, 2023 and 2022 were approximately $0.1 million and $0.1 million, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances.

(in thousands)	February 28, 2023	May 31, 2022
Assets
Right-of-use asset	$434	$536
Liabilities
Current operating lease liability	$138	$134
Non-current operating lease liability	318	422
Total operating lease liability	$456	$556

The minimum (base rental) lease payments are expected to be as follows as of February 28, 2023 (in thousands):

Fiscal Year	Amount
2023 (3 months remaining)	$45
2024	182
2025	185
2026	169
Total operating lease payments	581
Less: imputed interest	(125)
Present value of operating lease liabilities	$456

Supplemental information related to operating leases was as follows:

	February 28, 2023
Weighted average remaining lease term	3.1	years
Weighted average discount rate	10.0%

Distribution and licensing commitments

Refer to Note 10, Commitments and Contingencies, in the 2022 Form 10-K for information.

Legal proceedings

As of February 28, 2023, the Company did not record any accruals related to the outcomes of the legal matters described below. It may not be possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

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

On January 24, 2022, Mr. Pourhassan was terminated and removed from the Board of Directors and has had no role at the Company since. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both Mr. Pourhassan, and Kazem Kazempour, CEO of Amarex Clinical Research LLC, a subsidiary of NSF International, Inc., which had formerly served as the Company’s CRO. Mr. Pourhassan was charged with one count of conspiracy, four counts of securities fraud, three counts of wire fraud, and three counts of insider trading. Mr. Kazempour was charged with one count of conspiracy, three counts of securities fraud, two counts of wire fraud, and one count of making a false statement. That same day, the SEC announced charges against both Mr. Pourhassan and Mr. Kazempour for alleged violations of federal securities laws.

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

Former CEO indemnification dispute

In December 2022, subsequent to the announcement of the indictments against the Company’s former CEO, described above under Securities and Exchange Commission and Department of Justice Investigations, the Company notified Mr. Pourhassan that it would no longer be advancing and/or indemnifying him for certain legal fees. Subsequently, on January 13, 2023, Mr. Pourhassan filed a complaint against the Company in Delaware Chancery Court demanding that the Company continue to indemnify his legal expenses associated with the indictments. In March 2023, Mr. Pourhassan withdrew his claims against the Company, see Note 11, Subsequent Events.

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

Note 10. Related Party Transactions

The Board’s Audit Committee, composed of independent directors, or the full Board reviews and approves all related party transactions. The terms and amounts described below are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered with independent parties.

On February 13, 2023, Cyrus Arman, President, entered into a private placement with the Company in which he purchased approximately 0.4 million units consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.50. The terms and conditions of the investment totaling $0.1 million made by Mr. Arman were identical to those offered to other investors in a concurrent offering being conducted through a placement agent.

Note 11. Subsequent Events

In March 2023, the Company’s former CEO, Nader Pourhassan, withdrew his claims against the Company described in Note 9, Commitments and Contingencies—Former CEO indemnification dispute.

During March 2023, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into exchange agreements, pursuant to which a portion of the April 2, 2021 Note was partitioned into new notes with an aggregate principal amount of $1.0 million, which were exchanged concurrently with the issuance of approximately 3.8 million shares of common stock.

During March 2023, approximately 5.5 million additional units were sold in the private placement conducted by the Company through a placement agent, for gross proceeds of approximately $1.3 million and net proceeds of approximately $1.1 million. Each unit comprised a fixed combination of one share of common stock and one warrant to purchase one share of common stock for a purchase price of $0.23 per unit. The warrants issued to investors in the private placement, which covered a total of approximately 5.5 million shares, have a five-year term and an exercise price of $0.50 per share, and are immediately exercisable. Refer to Note 6, Equity Awards and Warrants – Private Placement of Common Stock and Warrants through Placement Agent for additional information.

In March 2023, as required and in connection with the Backstop Amendment extension, as described in Note 6, Equity Awards and Warrants—Private placement of warrants under Surety Bond Backstop Agreement, the Company relieved the Indemnitor of the remaining $1.4 million of cash collateral pledged by the Indemnitor in support of the Surety Bond. Subsequently, the Indemnitor released its security interest in the Company’s patents securing the Company’s obligations under the Surety Bond Backstop Agreement and the Company fully assumed the surety bond.

In April 2023, the Company and the holders of convertible notes issued by the Company on April 2, 2021, and April 23, 2021 (the “Noteholders”) agreed to extend the original maturity date of each of the notes by two years, and for which the Company agreed to pay an Extension Fee. The Extension Fee is equal to 2.5% of the outstanding balance of each of the notes as of April 10, 2023, and increased the outstanding balance of each of the Notes as of April 10, 2023.

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

Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for NASH, NASH-HIV, solid tumors in oncology, and other HIV indications. Our current business strategy is to seek the removal of the partial clinical hold imposed by the US FDA in March 2022. In October 2022, the Company voluntarily withdrew its BLA submission, for leronlimab as a combination therapy for highly treatment experienced HIV patients, due to management’s conclusion that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance around the monitoring and oversight of the clinical data from its clinical trials by its former CRO.

As further discussed in Part I, Item 1, Note 2, Summary of Significant Accounting Policies - Inventories, and Note 3, Inventories, net, the Company previously capitalized procured or produced pre-launch inventories in preparation for product launches. The Company has reserved for or written off $99.2 million in previously capitalized pre-launch inventories. Although these inventories have been written off from an accounting perspective, they may still have clinical use.

The Company’s strategy and efforts are currently primarily directed toward obtaining the removal of the partial clinical hold on its HIV program, preparation for and development of a Phase 2b/3 NASH clinical trial protocol, research and development of longer-acting molecules including for the treatment and/or prevention of HIV, maintenance and testing of clinical drug product, and resolving legal and regulatory matters. See below for updates on these initiatives.

Third Quarter Overview

Partial clinical hold on HIV program

In March 2022, the FDA notified the Company that it had placed a partial clinical hold on the Company’s HIV program; the Company was not enrolling any new patients in the trials placed on hold. The partial clinical hold on the HIV program impacted patients enrolled in HIV extension trials, who were transitioned to other available therapeutics. No new clinical studies can be initiated or resumed for the HIV indication until the partial clinical hold is resolved. Recent efforts by the Company have been focused on activities that will allow us to resolve this partial clinical hold. During the third quarter ended February 28, 2023, the Company submitted the documents requested by the FDA in its March 2022 clinical hold letter. Subsequently, the FDA responded through written communication to the Company, requesting additional information and clarification regarding our benefit-risk assessment for the HIV population, which had previously been submitted, and made a supplemental request that the Company submit a general investigational plan under the HIV program IND. In March 2023, the Company responded to and submitted to the FDA the additional information and clarifications requested for the items previously requested. The FDA then responded with further written communication requesting information relating to the benefit-risk assessment, as well as requesting the submission of a new protocol for the HIV indication.  At the end of March 2023, the Company and the FDA held an informal meeting in which the FDA clarified certain questions with respect to the clinical hold submission and further information requests made by the FDA. The Company is currently preparing a supplemental submission to address items discussed with the FDA during the informal meeting.

NASH clinical developments

During December 2022, the Company presented expanded data on the efficacy data from the CDI-NASH-01 trial (NCT04521114), which was previously presented at the EASLD meeting in June 2022, American Association for the Study of Liver Diseases (AASLD) meeting in Washington, DC November 2022, NASH and Obesity Drug Development Summit held in Boston in November 2022, which is discussed in more detail below. The data presented included the functional biomarker and supportive mechanism of action data for leronlimab in NASH and further raised the clinical development needs for addressing NASH in people living with HIV. Similar data were also presented during the Company’s R&D Investor Update on December 7, 2022, which is available on the Company’s website.

NASH is a chronic liver disease characterized by the presence of hepatic inflammation and fibrosis. Patients with advanced fibrosis due to NASH are at significantly higher risk of liver‐related mortality. There is currently no approved drug for NASH. Liver disease is one of the leading causes of non-AIDS-related death in HIV patients. The Company is identifying the next steps in clinical development to continue the investigation of leronlimab in the NASH indication and in HIV patients with NASH.

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

Pre-clinical development of a long-acting CCR5 antagonist

In December 2022, researchers from Oregon Health and Sciences University, an academic research collaboration partner of the Company, presented at the HIV DART Conference and the HIV Persistence During Therapy Conference results from two pre-clinical studies performed on macaque monkeys for two different potential longer-acting therapeutics targeting the CCR5 receptor. The first longer-acting potential therapeutic is a modified monoclonal antibody designed to have a longer half-life, which could lead to the development of an HIV prophylactic for humans at high risk of contracting HIV. The second longer-acting potential therapeutic is a gene therapy that could lead to the development of a functional cure for humans living with HIV. While both longer-acting therapeutics are still in the early stages of development, early data from pre-clinical macaque monkey studies suggest that longer dosing intervals from once weekly to over three months are possible. Data from both potential therapeutics were also presented during the Company’s R&D Investor Update on December 7, 2022, which is available on the Company’s website. By making this and other references to the Company’s website, we do not intend to incorporate by reference into this report any information posted on our website. The website should not be considered part of this report.

In March 2023, as part of its conveyed long-term development and value creation initiatives, the Company made efforts to pursue the continued development of a longer-acting agent. In furtherance of this initiative, the Company entered into a joint development agreement with a third-party company to develop one or more longer-acting molecules. In addition to potentially leading to a modified therapeutic that will have greater acceptance by patients, the services provided by the third party may yield extended intellectual property protection, thereby increasing the value of the Company’s patent portfolio.

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

Corporate developments

On December 19, 2022, Scott A. Kelly, M.D. resigned as the Company’s Chief Medical Officer (“CMO”) and Head of Business Development. The Company is in the hiring process for a new CMO and anticipates filling this position in the near future. Dr. Kelly previously resigned from his role as a director of the Company on October 13, 2022; this director vacancy was filled on October 13, 2022 with the appointment of Stephen M. Simes to the Board of Directors.

During January 2023, the Company’s Board of Directors reconstituted the Board committees as follows:

●	Audit Committee – Chair: Ryan M. Dunlap; Members: Tanya Durkee Urbach and Stephen M. Simes
●	Compensation Committee – Chair: Stephen M. Simes; Members: Tanya Durkee Urbach and Karen J. Brunke, Ph.D.
●	Corporate & Governance Committee – Chair: Tanya Durkee Urbach; Members: Lishomwa C. Ndhlovu, M.D., Ph.D. and Ryan M. Dunlap

During the quarter ended February 28, 2023, the Company concluded private warrant exchanges through a placement agent, and also commenced a private offering, primarily through a placement agent, resulting in aggregate net proceeds through the March 3, 2023 closing date, of approximately $0.7 million and $14.5 million, respectively.

Results of Operations

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking removal of the partial clinical hold and FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. Refer to Risk Factors, Liquidity and Capital Resources, and Going Concern sections included in this quarterly report.

The results of operations were as follows for the periods presented:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands, except for per share data)	2023	2022	$	%	2023	2022	$	%
		(Restated) (1)				(Restated) (1)
Revenue	$—	$—	$—	—%	$—	$266	$(266)	(100)%
Cost of goods sold	—	—	—	—	—	53	(53)	(100)
Gross profit	—	—	—	—	—	213	(213)	(100)
Operating expenses:
General and administrative	2,971	10,140	(7,169)	(71)	14,347	33,960	(19,613)	(58)
Research and development	938	3,569	(2,631)	(74)	1,651	23,036	(21,385)	(93)
Amortization and depreciation	12	129	(117)	(91)	165	657	(492)	(75)
Inventory charge	—	5,559	(5,559)	(100)	20,633	8,916	11,717	131
Total operating expenses	3,921	19,397	(15,476)	(80)	36,796	66,569	(29,773)	(45)
Operating loss	(3,921)	(19,397)	15,476	80	(36,796)	(66,356)	29,560	45
Interest and other expenses:
Interest on convertible notes	(1,142)	(1,187)	45	4	(3,447)	(4,299)	852	20
Amortization of discount on convertible notes	(565)	(637)	72	11	(1,721)	(2,382)	661	28
Amortization of debt issuance costs	(17)	(19)	2	11	(51)	(70)	19	27
Loss on induced conversion	(2,018)	(12,066)	10,048	83	(2,656)	(37,381)	34,725	93
Finance charges	(5,884)	(7,025)	1,141	16	(7,761)	(8,084)	323	4
Inducement interest expense	—	(954)	954	100	—	(6,186)	6,186	100
Legal settlement	—	—	—	—	—	(1,941)	1,941	100
Loss on derivatives	(155)	—	(155)	(100)	(8,756)	—	(8,756)	(100)
Total interest and other expenses	(9,781)	(21,888)	12,107	55	(24,392)	(60,343)	35,951	60
Loss before income taxes	(13,702)	(41,285)	27,583	67	(61,188)	(126,699)	65,511	52
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(13,702)	$(41,285)	$27,583	67%	$(61,188)	$(126,699)	$65,511	52%
Basic and diluted:
Weighted average common shares outstanding	832,215	695,614	136,601	20	810,986	663,373	147,613	22
Loss per share	$(0.02)	$(0.06)	$0.04	67	$(0.08)	$(0.19)	$0.11	58

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

Product revenue, Cost of goods sold (“COGS”) and Gross margin

We had no revenue in the three- and nine-months ended February 28, 2023 as compared to approximately $266.0 thousand in the nine months ended February 28, 2022; none in the three months ended February 28, 2022. Revenue was related to the fulfillment of orders under a Compassionate Special Permit (“CSP”) in the Philippines for the treatment of COVID-19 patients. Sales were made under the April 2021 exclusive supply and distribution agreement granting Chiral the right to distribute and sell up to 200,000 vials of leronlimab through April 15, 2022. At the time of the sales, FDA approval had not yet been received for leronlimab and the product sold was previously expensed as research and development expense due to its being manufactured prior to the commencement of the manufacturing of commercial grade pre-launch inventories. Therefore, COGS consists only of the costs of packaging and shipping of the vials, including related customs and duties.

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Salaries, benefits, and other compensation	$918	$3,227	$(2,309)	(72)%	$3,175	$5,463	$(2,288)	(42)%
Stock-based compensation	419	(438)	857	196	3,537	4,219	(682)	(16)
Legal fees	255	5,161	(4,906)	(95)	2,752	16,718	(13,966)	(84)
Other	1,379	2,190	(811)	(37)	4,883	7,560	(2,677)	(35)
Total general and administrative	$2,971	$10,140	$(7,169)	(71)%	$14,347	$33,960	$(19,613)	(58)%

The decreases in G&A expenses for the three- and nine-month periods ended February 28, 2023, compared to the same periods in the prior year, were primarily due to a reduction in legal fees, salaries, benefits, and other compensation, and other. The decreases in legal fees were due to lowered legal fees related to the SEC and DOJ investigations, Pestell employment dispute (which was resolved in May 2022), Amarex dispute, the absence of legal fees related to the prior year proxy contest and related lawsuits, and the payment of certain legal fees by the Company’s insurance carriers. The decreases in salaries, benefits, and other compensation were the result of decreased headcount and cash compensation. The decreases in other expenses were the result of a reduction in expenses related to the prior year proxy contest, insurance premiums, and recruiting and contract services, offset by an increase in auditor fees. The increase in stock-based compensation for the three-month period was primarily related to a credit balance in the prior year for the same three-month period related to the forfeiture of unvested equity grants of the former CEO upon separation.

Research and development (“R&D”) expenses.

R&D expenses consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2023	2022	$	%	2023(1)	2022	$	%
Clinical	$486	$2,612	$(2,126)	(81)%	$(145)	$17,273	$(17,418)	(101)%
Non-clinical	4	203	(199)	(98)	31	878	(847)	(96)
CMC	203	508	(305)	(60)	1,122	4,170	(3,048)	(73)
License and patent fees	245	246	(1)	(0)	643	715	(72)	(10)
Total research and development	$938	$3,569	$(2,631)	(74)%	$1,651	$23,036	$(21,385)	(93)%

(1) Certain prior quarter amounts totaling approximately $215 thousand have been reclassified from CMC to Clinical for consistency with the current quarter presentation. These reclassifications have no effect on the reported results of operations.

The decreases in R&D expenses in the three- and nine-month periods ended February 28, 2023, compared to the same periods in the prior year, were primarily the result of clinical trials related to COVID-19, NASH, HIV extension, and oncology studies, being completed, paused, or closed that had been active in the same periods of the prior year in addition to decreased activity related to the BLA resubmission, partially offset by increased costs related to activities focused on addressing the HIV program partial clinical hold. The credit balance in clinical expenses for the nine months ended February 28, 2023, is related to credits received related to the uncompleted Brazilian COVID-19 trials. The decreases in non-clinical expenses from the same periods in the prior year were the result of decreased activity related to non-clinical studies related to the BLA. The decreases in CMC related expenses from the same periods last year were the result of decreased activity related to CMC manufacturing.

The future trend of our R&D expenses is dependent on the timing of FDA clearance of the clinical hold and any future clinical trials, our decision-making and timing of which indications on which to focus our future efforts toward the clinical development and study of leronlimab, which may include the treatment of NASH, NASH-HIV, oncology, and other HIV related indications, and the timing and outcomes of such efforts.

Amortization and depreciation expenses

The decreases in amortization and depreciation expenses for the three- and nine-month periods ended February 28, 2023, compared to the same periods last year were attributable to the ProstaGene noncompete intangible asset becoming fully amortized as of November 30, 2021 and the remaining ProstaGene intellectual property being returned in connection with a legal settlement in May 2022.

Inventory charge

The decrease in the inventory charge for the three-month period ended February 28, 2023, compared to the same period in the prior year was attributable to the full inventory write-off in the prior quarter. The increase in the inventory charge for the nine-month period ended February 28, 2023, compared to the same period in the prior year was primarily attributable to pre-launch inventories no longer qualifying for inventory capitalization due to the withdrawal of the BLA submission, in addition to expected expiration based on estimated shelf lives for the nine-month period. See Note 3, Inventories, net, for additional information.

Interest and other expense

Interest and other expense consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
	2023	2022	$	%	2023	2022	$	%
(in thousands)		(Restated) (1)				(Restated) (1)
Interest on convertible notes payable	$1,142	$1,187	$(45)	(4)%	$3,447	$4,299	$(852)	(20)%
Amortization of discount on convertible notes	565	637	(72)	(11)	1,721	2,382	(661)	(28)
Amortization of debt issuance costs	17	19	(2)	(11)	51	70	(19)	(27)
Loss on induced conversion	2,018	12,066	(10,048)	(83)	2,656	37,381	(34,725)	(93)
Finance charges	5,884	7,025	(1,141)	(16)	7,761	8,084	(323)	(4)
Inducement interest expense	—	954	(954)	(100)	—	6,186	(6,186)	(100)
Legal settlement	—	—	—	—	—	1,941	(1,941)	(100)
Loss on derivatives	155	—	155	—	8,756	—	8,756	100
Total interest and other expenses	$9,781	$21,888	$(12,107)	(55)%	$24,392	$60,343	$(35,951)	(60)%

(1) See Note 2, Summary of Significant Accounting Policies—Revision and Restatement of Financial Statements.

The decreases in interest and other expenses for the three-month period ended February 28, 2023, compared to the same period in the prior year was primarily due to a decrease in non-cash loss on induced conversion, finance charges and inducement interest expense. The decreased non-cash loss on induced conversions resulted from the Company settling less outstanding convertible debt with common stock during the current period as compared to the same period last year (refer to Part II, Item 8, Note 14, Restatement in the 2022 Form 10-K). The decrease in finance charges is the result of lower expenses related to the issuance of warrants under the Surety Bond Backstop Agreement (as amended, the “Backstop Agreement”). The decrease in inducement interest expense is the result of its now being recorded in stockholders’ equity as a result of the adoption of ASU No. 2021-04 (refer to Note 2, Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements).

For the nine-month period ended February 28, 2023, the decrease was primarily due to decreases in loss on induced conversion, finance charges and inducement interest expense as discussed above, as well as a decrease in legal settlement expenses, partially offset by an increase in loss on derivatives. The decrease in legal settlement expense resulted from there being no legal settlements during the nine months ended February 28, 2023. The increase in loss on derivatives was primarily attributable to the change in the fair value of liability-classified warrants related to the Backstop Agreement and placement agent warrants issued in connection with an offering for which the related warrants subsequently became equity classified upon stockholder approval of an increase in authorized shares on August 31, 2022.

Liquidity and Capital Resources

As of February 28, 2023, we had a total of approximately $5.1 million in cash and $6.0 million in restricted cash and approximately $121.3 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to develop and seek approval to commercialize leronlimab. Despite the Company’s negative working capital position, vendor relations remain relatively accommodative, and we do not currently anticipate significant delays in our business initiatives schedule due to liquidity constraints. We cannot be certain, however, that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs.

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

During the 2021 fiscal year, the Company entered into long-term convertible notes that are secured by all of our assets (excluding our intellectual property), and include certain restrictive provisions, including limitations on incurring additional indebtedness and future dilutive issuances of securities, any of which could impair our ability to raise additional capital on acceptable terms.

In exchange for warrants, the Company entered into the Backstop Agreement with an accredited investor whereby the Company pledged its patents and the investor agreed to indemnify the issuer of the Surety Bond in the Amarex dispute with respect to the Company’s obligations under the Surety Bond. As described in Note 11, Subsequent Events, the Indemnitor has released all encumbrances on the Company’s patents and the Company has assumed the surety bond from the Indemnitor. Future third-party funding arrangements may also require the Company to relinquish valuable rights. Additional capital, if available, may not be available on reasonable or non-dilutive terms.

Cash

The Company’s cash and restricted cash position of approximately $5.1 million and $6.0 million, respectively, as of February 28, 2023 increased by approximately $0.9 million and $6.0 million, respectively, when compared to the balance of $4.2 million and $0.0 million, respectively, as of May 31, 2022. This increase was primarily the result of approximately $28.6 million in cash provided by financing activities, offset by approximately $21.7 million in cash used in our operating activities during the nine months ended February 28, 2023. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Nine months ended February 28,		Change
(in thousands)	2023	2022	$
Net cash (used in) provided by:
Net cash used in operating activities	$(21,698)	$(71,679)	$49,981
Net cash used in investing activities	$—	$(30)	$30
Net cash provided by financing activities	$28,577	$40,129	$(11,552)

Cash used in operating activities

Net cash used in operating activities totaled approximately $21.7 million during the nine months ended February 28, 2023, representing an improvement of approximately $50.0 million compared to the nine months ended February 28, 2022. The decrease in the net amount of cash used was due primarily to a decrease in our net loss, primarily attributable to decreased G&A, R&D, and working capital fluctuations, all of which are highly variable. Refer to General and Administrative, and Research and Development Expense sections for further discussion.

Cash used in investing activities

Net cash used in investing activities for the nine months ended February 28, 2023 did not change significantly from the prior year period.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $28.6 million, a decrease of approximately $11.6 million compared to the nine months ended February 28, 2022. The decrease in net cash provided was primarily the result of raising less funds from private placements of common stock and warrants, and a decrease in cash received from warrant transactions and exercises.

Pre-launch inventories

The Company previously capitalized pre-launch inventories which were subsequently charged-off in October of 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization resulting from the withdrawal of the BLA submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw material continued to be maintained so that they can be used in the future if needed.

During the first quarter of fiscal year 2023, the Company reviewed purchase commitments made by its manufacturing partner, Samsung, under the master agreement between the Company and Samsung, and its vendors for specialized raw materials for which the Company made a prepayment in the amount of $2.7 million in the third quarter of fiscal year 2022, which were recorded as prepaid expenses in the consolidated financial statements as of May 31, 2022. As discussed in Note 9, Commitments and Contingencies – Commitments with Samsung BioLogics Co., Ltd. (“Samsung”), the Company and Samsung remain in ongoing discussions about, among other things, deferring the unfulfilled commitments. These additional specialized raw materials are estimated to have shelf-lives ranging from 2023 to 2026. The entire amount of approximately $2.7 million was charged-off as of August 31, 2022.

In October 2022, the Company voluntarily withdrew its BLA submission after concluding that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance by its former CRO around the monitoring and oversight of the clinical data from its trials. Following this decision, none of the Company’s inventories qualify for capitalization as pre-launch inventories. For the three months ended November 30, 2022, the Company charged-off the remaining raw material resin and work-in-progress bulk product inventories of approximately $16.3 million and $1.7 million, respectively.

The table below summarizes previously capitalized pre-launch inventories which were subsequently charged-off for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization due to the withdrawal of the BLA submission and estimated expiration based on remaining shelf life. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be commercially sold upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw materials continue to be maintained so that they can be used in the future if needed.

		Raw Materials				Work-in-progress
(in thousands, Expiration period ending February 28,)	Remaining shelf-life (mos)	Specialized	Resins	Other	Total Raw Materials	Bulk drug product	Finished drug product	Total inventories
2023	0 to 12	$4,764	$16,264	$1,589	$22,617	$-	$-	$22,617
2024	13 to 24	2,511	-	-	2,511	1,661	29,142	33,314
2025	25 to 36	884	-	-	884	-	32,343	33,227
2026	37 to 48	1,420	-	-	1,420	-	-	1,420
Thereafter	49 or more	-	-	-	-	-	-	-
Inventories, gross		9,579	16,264	1,589	27,432	1,661	61,485	90,578
Inventory charge		(9,579)	(16,264)	(1,589)	(27,432)	(1,661)	(61,485)	(90,578)
Inventories, net		$-	$-	$-	$-	$-	$-	$-

For additional information, refer to Note 2, Summary of Significant Accounting Policies – Pre-launch Inventories in this Form 10-Q, and to Note 3, Inventories, net, in the 2022 Form 10-K.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025 (see Note 11, Subsequent Events for further information regarding extension of the original April 2023 maturity date). The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of February 28, 2023, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $11.4 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025 (see Note 11, Subsequent Events for further information regarding the extension of the original April 2023 maturity date). Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of February 28, 2023, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $34.4 million.

Common stock

We have 1,350.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	February 28, 2023
Issuable upon:
Warrants exercise	179.9
Convertible preferred stock and undeclared dividends conversion	33.3
Outstanding stock options exercise or vesting of outstanding RSUs and PSUs	23.4
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	17.9
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Reserved for private placement of common stock and warrants through a placement agent	141.1
Reserved for private placement of common stock and warrants	0.8
Total shares reserved for future uses	408.4
Common stock outstanding	836.6

As of February 28, 2023, we had approximately 105.0 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may be forced to file for bankruptcy protection, discontinue operations or liquidate our assets.

Off-Balance Sheet Arrangements

As of February 28, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 4, Accounts Payable and Accrued Liabilities, Note 5, Convertible Instruments and Accrued Interest, and Note 9, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 6 and 10 in Part II, Item 8 in the 2022 Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings described in Part I, Item 1, Note 9, Commitments and Contingencies – Legal Proceedings of this Form 10-Q. We are unable to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of February 28, 2023, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

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

FDA warning letter re COVID-19 misbranding of investigational drug

In January 2022, the Company received a Warning Letter from the FDA alleging that its former CEO had made references in a video interview to COVID-19 and leronlimab in a promotional context to the effect that leronlimab, an investigational new drug, is safe and effective for the purpose for which it is being investigated or otherwise promoted the drug. The FDA warned the Company that leronlimab has not been approved or authorized by the FDA, its safety and effectiveness have not yet been established, and the related clinical trial data was mischaracterized in the video. The FDA further alleged that the video misbranded leronlimab under section 502(f)(1) of said Act and in violation of section 301(a) of the Food Drug and Cosmetic Act, as the claims in the video made representations in a promotional context regarding the safety and efficacy of an investigational new drug that has not been approved or authorized by the FDA. CytoDyn has completed all the corrective steps requested by the FDA. On September 26, 2022, CytoDyn sent a letter to the FDA informing the FDA that it had completed all corrective steps and requested that FDA issue a close-out letter.

FDA HIV partial clinical hold and COVID-19 full clinical hold letters

In March 2022, the FDA placed a partial clinical hold on the Company’s HIV program and a full clinical hold on its COVID-19 program in the United States. The Company was not enrolling any new patients in the trials placed on hold in the United States. Under the full clinical hold on the COVID-19 program, no new clinical studies may be initiated for the COVID-19 indication until the clinical hold is resolved. The Company has made a business decision not to pursue the use of leronlimab in COVID-19 patients, has no plans for further trials under the COVID-19 indication and has withdrawn the IND for COVID-19. Should the opportunity arise, the Company may explore potential non-dilutive clinical development options. CytoDyn is working diligently with the FDA to resolve the partial clinical hold for HIV as soon as possible, no new clinical studies can be initiated or resumed for the HIV indication until the partial clinical hold is resolved.

During the third quarter ended February 28, 2023, the Company submitted the documents requested by the FDA in its March 2022 clinical hold letter. Subsequently, the FDA responded through written communication to the Company, requesting additional information and clarification regarding an item that was previously submitted, the benefit-risk assessment for the HIV population, and made a supplemental request that the Company submit a general investigational plan under the HIV program IND. In March 2023, the Company responded to and submitted to the FDA the additional information and clarifications requested for the items previously requested. The FDA responded with further written communication requesting information relating to the benefit-risk assessment, as well as requesting the submission of a new protocol for the HIV indication.  At the end of March 2023, the Company and the FDA held an informal meeting in which the FDA addressed certain clarifying questions with respect to the clinical hold submission and further information requests made by the FDA. As of the date of this filing, the Company has submitted the following to the FDA in connection with resolving the clinical hold: an aggregate analysis of cardiovascular events across all leronlimab clinical programs, a Safety Surveillance Plan, an aggregate safety data analysis, an updated Investigator’s Brochure, annual reports, a benefit-risk assessment, and a general investigational plan. The Company is currently working on a supplemental submission to address items discussed with the FDA during the informal meeting.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $61.2 million in the nine months ended February 28, 2023 and has an accumulated deficit of approximately $823.1 million as of February 28, 2023. These factors, among several others, including the various legal matters discussed in Note 9, Commitments and Contingencies – Legal Proceedings, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Accounting Pronouncements

Refer to Part I, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements of this Form 10-Q.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which we have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of the 2022 Form 10-K.

Item 4. Controls and Procedures

During the quarter ended February 28, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of February 28, 2023, due to the unremediated material weakness in internal control over financial reporting described below.

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

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm, Macias Gini & O’Connell LLP, who audited the consolidated financial statements included in the 2022 Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

In connection with the identification of the material weaknesses in our internal control over financial reporting, we have evaluated, designed, and are in the process of implementing controls and procedures to address these weaknesses. We have entered into consulting arrangements for external resources and have hired additional personnel with accounting skills to strengthen internal control over financial reporting, specifically in the areas of technical accounting and financial reporting. We also have performed a risk assessment of our internal controls related to information technology systems, and have designed and are in the process of placing into operation controls tailored to address risks that we deem to be relevant to our Company. Further, we have documented all of our control activities in this area, including controls to respond to the Complementary User Entity Controls assumed in the design and implementation of third-party service organizations.

A material weakness in internal control over financial reporting is a matter that may require some period of time to correct. Management has taken actions to remediate the deficiencies in its internal controls over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 9, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

We are subject to various risks, including risk factors identified in our 2022 Form 10-K and our Form 10-Q filed January 9, 2023 (“Q2 2023 Form 10-Q"). The Risk Factors section in our 2022 Form10-K, as updated by our Q2 2023 Form 10-Q, remains current in all material respects. You should carefully consider these risk factors in addition to the other information in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During March 2023, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into exchange agreements, pursuant to which a portion of the April 2, 2021 Note was partitioned into new notes with an aggregate principal amount of $1.0 million, which were exchanged concurrently with the issuance of approximately 3.8 million shares of common stock. The Company relied on the exemption afforded by Section 3(a)(9) of the Securities Act for the exchange transactions described above.

Item 5. Other Information

In April 2023, the Company and the holders of convertible notes issued by the Company on April 2, 2021, and April 23, 2021 (the “Noteholders”) agreed to extend the original maturity date of each of the notes by two years, and for which the Company agreed to pay an Extension Fee. The Extension Fee, which was equal to 2.5% of the outstanding balance of each of the notes as of April 10, 2023, increased the outstanding balance of the note issued on April 2, 2021 to approximately $10.7 million and of the note issued on April 23, 2021 to approximately $35.6 million.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

31.1	Rule 13a-14(a) Certification by PEO of the Registrant.	X
31.2	Rule 13a-14(a) Certification by CFO of the Registrant.	X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 10, 2023	/s/ Cyrus Arman
Cyrus Arman
President
(Principal Executive Officer)

Dated: April 10, 2023	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer
(Principal Financial and Accounting Officer)