Form 10-Q
period 2023-08-31
CytoDyn Inc.
filed 2023-10-23
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

On September 30, 2023, there were 931,151,762 shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	August 31, 2023	May 31, 2023
Assets
Current assets:
Cash	$2,034	$2,541
Restricted cash	6,538	6,507
Prepaid expenses	2,858	1,167
Prepaid service fees	538	590
Total current assets	11,968	10,805
Other non-current assets	443	487
Total assets	$12,411	$11,292
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$62,773	$62,725
Accrued liabilities and compensation	8,777	6,669
Accrued interest on convertible notes	11,772	10,598
Accrued dividends on convertible preferred stock	5,681	5,308
Convertible notes payable, net	33,100	34,417
Derivative liability - equity instruments	4,375	79
Private placement of shares and warrants	2,575	—
Total current liabilities	129,053	119,796
Notes payable, net	—	714
Operating leases	247	283
Total liabilities	129,300	120,793
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at August 31, 2023 and May 31, 2023	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at August 31, 2023 and May 31, 2023	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at August 31, 2023 and May 31, 2023	—	—
Common stock, $0.001 par value; 1,350,000 shares authorized; 931,400 and 919,053 issued, and 930,957 and 918,610 outstanding at August 31, 2023 and May 31, 2023, respectively	931	919
Treasury stock, $0.001 par value; 443 shares at August 31, 2023 and May 31, 2023	—	—
Additional paid-in capital	735,441	731,270
Accumulated deficit	(853,261)	(841,690)
Total stockholders’ deficit	(116,889)	(109,501)
Total liabilities and stockholders' deficit	$12,411	$11,292

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended August 31,
	2023	2022
Operating expenses:
General and administrative	$2,688	$6,333
Research and development	1,914	576
Amortization and depreciation	10	99
Inventory charge	—	2,704
Total operating expenses	4,612	9,712
Operating loss	(4,612)	(9,712)
Interest and other expenses:
Interest on convertible notes	(1,197)	(1,146)
Amortization of discount on convertible notes	(400)	(576)
Amortization of debt issuance costs	(366)	(16)
Loss on induced conversion	(2,004)	—
Finance charges	(912)	(940)
Loss on note extinguishment	(2,084)	—
Gain (loss) on derivatives	4	(8,601)
Total interest and other expenses	(6,959)	(11,279)
Loss before income taxes	(11,571)	(20,991)
Income tax benefit	—	—
Net loss	$(11,571)	$(20,991)
Basic and diluted:
Weighted average common shares outstanding	923,587	787,856
Loss per share	$(0.01)	$(0.03)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2023	34	$—	919,053	$919	443	$—	$731,270	$(841,690)	$(109,501)
Issuance of stock for convertible note repayment	—	—	8,661	8	—	—	1,492	—	1,500
Loss on induced conversion	—	—	—	—	—	—	2,004	—	2,004
Warrants issued in note offering	—	—	—	—	—	—	170	—	170
Stock issued for compensation	—	—	686	1	—	—	154	—	155
Warrant exercises	—	—	3,000	3	—	—	297	—	300
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	79	—	79
Stock-based compensation	—	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	—	(11,571)	(11,571)
Balance at August 31, 2023	34	$—	931,400	$931	443	$—	$735,441	$(853,261)	$(116,889)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2022	35	$—	720,028	$720	443	$—	$671,013	$(766,131)	$(94,398)
Stock issued for compensation	—	—	879	1	—	—	344	—	345
Stock issued for private offerings	—	—	85,378	85	—	—	17,459	—	17,544
Issuance costs related to stock issued for private offerings	—	—	—	—	—	—	(6,289)	—	(6,289)
Conversion of Series C convertible preferred stock to common stock	(1)	—	1,136	1	—	—	(1)	—	—
Warrant exercises	—	—	657	1	—	—	263	—	264
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	4,620	5	—	—	(5)	—	—
Accrued preferred stock dividends	—	—	—	—	—	—	(384)	—	(384)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	8,601	—	8,601
Stock-based compensation	—	—	—	—	—	—	996	—	996
Reclassification of prior period preferred stock dividends	—	—	—	—	—	—	(4,265)	4,265	—
Net loss	—	—	—	—	—	—	—	(20,991)	(20,991)
Balance at August 31, 2022	34	$—	812,698	$813	443	$—	$687,732	$(782,857)	$(94,312)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended August 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(11,571)	$(20,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	10	99
Amortization of debt issuance costs	366	16
Amortization of discount on convertible notes	400	576
(Gain) loss on derivatives	(4)	8,601
Loss on induced conversion	2,004	—
Loss on note extinguishment	2,084	—
Inventory charge	—	2,704
Stock-based compensation	503	1,341
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(1,605)	(1,601)
(Decrease) increase in accounts payable and accrued expenses	3,318	(1,819)
Net cash used in operating activities	(4,495)	(11,074)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	2,575	11,255
Proceeds from warrant exercises	300	264
Proceeds from convertible note and warrant issuances, net of issuance costs	1,144	—
Net cash provided by financing activities	4,019	11,519
Net change in cash and restricted cash	(476)	445
Cash and restricted cash at beginning of period	9,048	4,231
Cash and restricted cash at end of period	$8,572	$4,676
Cash and restricted cash consisted of the following:
Cash	$2,034	$4,676
Restricted cash	6,538	—
Total cash and restricted cash	$8,572	$4,676
Supplemental disclosure:
Cash paid for interest	$24	$—
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$83	$8,601
Issuance of common stock for principal of convertible notes	$1,500	$—
Accrued dividends on Series C and D convertible preferred stock	$373	$384
Warrants issued to placement agent	$413	$4,491
Deemed dividend on common stock issued due to down round provision, recorded in additional paid-in capital	$—	$4,154
Note conversion to common stock and warrants	$2,295	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2023

(Unaudited)

Note 1. Organization

CytoDyn Inc. (together with its wholly owned subsidiaries, the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002, under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a clinical-stage biotechnology company focused on the clinical development of innovative treatments for multiple therapeutic indications based on its product candidate, leronlimab, a novel humanized monoclonal antibody targeting the C-C chemokine receptor type 5 (“CCR5”).

The Company has been investigating leronlimab as a viral entry inhibitor for treatment of human immunodeficiency virus (“HIV”), believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as Metabolic dysfunction-associated steatohepatitis (“MASH”), replacement for the term nonalcoholic steatohepatitis. Leronlimab is being studied in MASH, MASH-HIV, solid tumors in oncology, and other HIV indications where CCR5 is believed to play an integral role.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiary, CytoDyn Operations Inc. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) have been omitted in accordance with the rules and regulations of the SEC. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the “2023 Form 10-K”). The results of operations for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or for any other future annual or interim period.

Reclassifications

Certain prior year and prior quarter amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have a material effect on the Company’s previously reported financial position, results of operations, stockholders’ deficit, or net cash provided by operating activities.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $11.6 million for the three months ended August 31, 2023, and has an accumulated deficit of approximately $853.3 million as of August 31, 2023. These factors, among several others, including the various legal matters discussed in Note 8, Commitments and Contingencies – Legal Proceedings, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including seeking the lifting of the U.S Food and Drug Administration’s (the “FDA”) clinical hold with regard to the Company’s HIV program, performing additional clinical trials in various indications, and seeking regulatory approval for its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors.

Use of estimates

The preparation of the consolidated financial statements in accordance with accounting principles GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the FDA which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited to, those relating to capitalization of pre-launch inventories, charges for excess and obsolete inventories, research and development expenses, commitments and contingencies, stock-based compensation, and the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Restricted cash

As of August 31, 2023, the Company had recorded approximately $6.5 million of restricted cash. The restricted cash is related to cash held as collateral in connection with a surety bond that was posted as required in the Amarex litigation and will remain as restricted cash until the litigation is resolved.

Recent Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Bulletin ("SAB") number 120. ASU 2023-03 does not provide any new guidance and is immediately effective. ASU 2023-03 did not have a material impact on the consolidated financial statements.

Note 3. Accounts Payable and Accrued Liabilities and Compensation

As of August 31, 2023 and May 31, 2023, the accounts payable balance was approximately $62.8 million and $62.7 million, respectively, with two vendors accounting for 72% and 72% of the total balance of accounts payable at the respective dates.

The components of accrued liabilities and compensation are as follows (in thousands):

	August 31, 2023	May 31, 2023
Compensation and related expense	$349	$335
Legal fees and settlement	239	168
Clinical expense	1,084	187
Accrued inventory charges and expenses	5,866	4,978
License fees	1,096	862
Lease payable	140	139
Other liabilities	3	—
Total accrued liabilities	$8,777	$6,669

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	August 31, 2023			May 31, 2023
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$16	$-	$-	$15	$-	$-
Accrued dividends	$-	$2,660	$3,021	$-	$2,500	$2,808
Total shares of common stock if dividends converted	32	5,320	6,042	30	5,000	5,616

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

Series B preferred stock provides for a liquidation preference over the common shares of $5.00 per share, plus any accrued and unpaid dividends. In the event of liquidation, holders of Series C and Series D preferred stock will be entitled to receive, on a pari passu basis, and in preference of any payment or distribution to holders of the Series B preferred stock and common stock, an amount per share equal to $1,000 per share plus any accrued and unpaid dividends.

Convertible notes and accrued interest

Key terms of the outstanding convertible notes are as follows:

	August 31, 2023
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	10%	10%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2025	April 23, 2025
Security interest	All Company assets excluding intellectual property

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

	August 31, 2023			May 31, 2023
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Placement Agent Notes	Total
Convertible notes payable outstanding principal	$4,581	$29,369	$33,950	$6,081	$29,369	$1,000	$36,450
Less: Unamortized debt discount and issuance costs	(137)	(713)	(850)	(211)	(822)	(286)	(1,319)
Convertible notes payable, net	4,444	28,656	33,100	5,870	28,547	714	35,131
Accrued interest on convertible notes	4,048	7,724	11,772	3,804	6,789	5	10,598
Outstanding convertible notes payable, net and accrued interest	$8,492	$36,380	$44,872	$9,674	$35,336	$719	$45,729

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Placement Agent Notes	Total
Outstanding balance at May 31, 2023	$9,674	$35,336	$719	$45,729
Consideration received	-	-	975	975
Amortization of issuance discount and costs	74	109	583	766
Interest expense	244	935	18	1,197
Fair market value of shares and warrants exchanged for repayment	(2,004)	-	(4,379)	(6,383)
Difference between market value of common shares and reduction of principal	504	-	2,084	2,588
Outstanding balance at August 31, 2023	$8,492	$36,380	$-	$44,872

During the three months ended August 31, 2023, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into three exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $1.5 million, which was exchanged concurrently with the issuance of approximately 8.7 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the Partitioned Notes to a principal amount of $4.6 million. The Company accounted for the Partitioned Notes and exchange settlement as an induced conversion, and, accordingly, recorded a non-cash loss on convertible debt induced conversion of $2.0 million for the three months ended August 31, 2023.

As of September 30, 2023, the holders of the April 2 and April 23 Notes waived all provisions in the notes that, based on the occurrence of various events through that date, could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. Accordingly, the Company was not in default under the notes on September 30, 2023.

Placement Agent Notes

During the period April through June 2023, the Company entered into securities purchase agreements pursuant to which the Company issued secured promissory notes bearing interest at a rate of 6% and with an 18-month term to accredited investors through a placement agent (“Placement Agent Notes”) for a total principal amount of $2.3 million. Of these, the Company issued notes in the aggregate principal amount of $1.3 million in June 2023. The Placement Agent Notes were secured by the net cash recovery, if any, by the Company in its dispute with Amarex and provided the investors with a right to convert the unpaid principal and accrued but unpaid interest into shares of common stock upon the occurrence of an event of default. The Placement Agent Notes had maturity dates in the fiscal year ending May 31, 2025. The Company also issued warrants to purchase 1.3 million shares of common stock with a three-year term and an exercise price of $0.50 per share as part of the sale in June. The net proceeds in June 2023 from the sale of the Placement Agent Notes of $1.1 million reflect issuance costs of approximately $0.2 million. The Company also issued warrants to purchase 0.4 million shares of common stock to the placement agent with a ten-year term and an exercise price of $0.26 per share, which the Company accounted for as additional issuance costs. The Company allocated the proceeds between the liability-classified Placement Agent Notes and the equity-classified warrants based on their relative fair values.

During June 2023, an amendment was entered into with the investors of the Placement Agent Notes, which stated that the principal amount and accrued but unpaid interest on the notes would be converted into shares of common stock and warrants as of the first closing of a subsequent private placement of common stock and warrants through a placement agent. The deemed purchase price of a unit of one share plus one warrant is equal to 90% of the lower intraday volume weighted average price on the date of the first closing and last closing of the offering, while the exercise price of the warrants was set at $0.306 per share, compared to $0.50 per share in the offering.

In July 2023, the first close of the subsequent private placement of common stock and warrants through a placement agent occurred. Therefore, the Placement Agent Notes were converted to units that will match the unit pricing in the offering as described in Note 5, Equity Awards and Warrants – Private placement of common stock and warrants through placement agent. The $2.1 million difference in fair value between the shares and warrants and the note was accounted as a loss on note extinguishment. See Note 5, Equity Awards and Warrants – Liability-classified equity instruments for additional information.

Please refer to Note 6, Convertible Instruments and Accrued Interest, in the Company’s 2023 Form 10-K for additional information.

Note 5. Equity Awards and Warrants

Liability-classified equity instruments

During April and May 2023, the Company sold Placement Agent Notes through a placement agent. See Note 4, Convertible Instruments and Accrued Interest – Placement Agent Notes. The Company agreed to issue warrants to the placement agent as part of the issuance costs with an exercise price that was not determined until the final closing date. As the exercise price of the warrants was to be fixed based on the final terms of the offering, the Company accounted for the warrants as a liability classified warrant beginning on the initial closing date until the final closing date. The value of the warrants at May 31, 2023, was recorded as a derivative liability on the balance sheet, and the change in the fair value of the warrants is recorded as a gain or loss on derivatives. On June 23, 2023, the final closing of the Placement Agent Notes occurred, and the fair value of the warrants became equity classified.

On July 31, 2023, the Placement Agent Notes were converted into units that had similar terms to the units sold in the private placement of shares and warrants through a placement agent. As the unit price is not determined until the final close date of the offering, the units related to the conversion of the Placement Agent Notes are held as a liability and at fair value until the unit price is ultimately determined.

In accordance with the prescribed accounting guidance, the Company measured fair value of liability classified equity instruments using fair value hierarchy which include:

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

The table below presents a reconciliation of the beginning and ending balances for liabilities measured at fair value as of May 31, 2023, and August 31, 2023:

(in thousands)	Derivative liability
Balance at May 31, 2023	$79
Value upon notes converted to units in the private offering	4,379
Warrants classified as equity during quarter	(79)
Gain on derivative due to change in fair market value	(4)
Balance at August 31, 2023	$4,375

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

	Placement	Note conversion	Placement Agent	Note conversion
	Agent warrants	warrants on	warrants at	warrants at
	at May 31, 2023	conversion date	equity classification	August 31, 2023
Fair value of underlying stock	$ 0.26	$ 0.21	$ 0.27	$ 0.21
Risk free rate	3.64%	4.18%	3.74%	4.23%
Expected term (in years)	10.00	5.00	10.00	5.00
Stock price volatility	97.90%	124.55%	97.45%	124.06%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Equity Incentive Plan (“EIP”)

As of August 31, 2023, the Company had one active stock-based equity plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of August 31, 2023 and May 31, 2023, the EIP covered a total of 56.3 million shares of common stock. The Board also made a determination to waive the “evergreen provision” that would have automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2023. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

The Company recognizes the compensation cost of employee and director services received in exchange for equity awards based on the grant date estimated fair value of the awards. The Company estimates the fair value of RSUs and PSUs using the value of the Company’s stock on the date of grant. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, the Company recognizes compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions ultimately are not met.

Stock-based compensation for the three months ended August 31, 2023 and 2022 was $0.5 million and $1.3 million, respectively. Stock-based compensation is recorded in general and administrative costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2023	19,823	$0.99	7.87	$—
Granted	500	$0.26
Exercised	—	$-
Forfeited, expired, and cancelled	(605)	$1.39
Options outstanding at August 31, 2023	19,718	$0.96	7.70	$—
Options outstanding and exercisable at August 31, 2023	13,239	$1.16	7.03	$—

During the three months ended August 31, 2023 and 2022, stock options for approximately 0.5 million shares and 0.2 million shares, respectively, were granted. The current year options vest when performance conditions are completed. Prior year options granted vest over four years. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.23 and $0.47 for the three months ended August 31, 2023 and 2022, respectively.

RSUs and PSUs

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSUs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSU activity:

	Number of	Weighted-average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested RSUs and PSUs at May 31, 2023	1,293	$0.58	0.81
RSUs and PSUs granted	—	—
RSUs and PSUSs forfeited	(1,293)	0.58
RSUs and PSUs vested	—	—
Unvested RSUs and PSUs at August 31, 2023	—	$—	—

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

Issuance of shares to consultants

In March 2022, the Board approved the issuance under the 2012 Plan of shares of common stock to consultants as payment for services provided. During the three months ended August 31, 2023 and 2022, a total of 533,124 and 324,600 shares of common stock, respectively, were issued pursuant to the respective award agreements with the consultants.

Private placement of common stock and warrants through placement agent

In July 2023, the Company commenced a private placement of units consisting of common stock and warrants to accredited investors through a placement agent. Each unit sold included a fixed combination of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit will be equal to 90% of the lower of (i) intraday volume weighted average price (“VWAP”) of the common stock as of the first closing on July 31, 2023 and (ii) the intraday VWAP on the date of the final closing, which has not yet occurred. During July and August 2023, the Company sold a total of approximately 14.7 million units for a total of approximately $2.6 million of proceeds, net of issuance costs, based on a price of $0.20 per unit. The Company classified the securities issued in the private placement as a liability until the final close when it will be reclassified as equity. As part of the offering, the Company issued approximately 14.7 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.50 per share. The warrants were immediately exercisable. In connection with the above, the Company paid the placement agent a total cash fee of approximately $0.4 million, equal to 12% of the gross proceeds of the offering, as well as a one-time fee for expenses of $5,000, and issued to the placement agent and its designees, a total of approximately 2.2 million warrants with an exercise price of $0.20 per share and a ten-year term, representing 15% of the total number of shares of common stock sold in the offering. The Company received an additional $0.4 million of proceeds net of issuance costs in September 2023. See Note 9, Subsequent events for additional information.

Based on contractual payment terms, the private placement transactions above are considered convertible debt instruments prior to final settlement, and the issuance costs associated with such issuances are capitalized and subsequently recognized through the statement of operations as interest expense on the final closing date.

In addition, approximately $2.3 million principal and interest of the Placement Agent Notes were converted into approximately 11.5 million units with the same terms as discussed above except for a warrant exercise price of $0.306. See Note 4, Convertible Instruments and Accrued Interest – Placement Agent Notes, and Liability-classified equity instruments above for additional information.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2023	259,910	$0.37	4.57	$7,276
Granted	3,009	$0.44
Exercised	(3,000)	$0.10
Forfeited, expired, and cancelled	(3,133)	$0.75
Warrants outstanding at August 31, 2023	256,786	$0.37	4.38	$2,860
Warrants outstanding and exercisable at August 31, 2023	256,786	$0.37	4.38	$2,860

Warrant exercises

During the three months ended August 31, 2023, the Company issued approximately 3.0 million shares of common stock in connection with the exercise of an equal number of warrants. The stated exercise price was $0.10 per share, which resulted in aggregate gross proceeds of approximately $0.3 million.

Note 6. Loss per Common Share

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

	Three months ended August 31,
(in thousands, except per share amounts)	2023	2022
Net loss	$(11,571)	$(20,991)
Less: Deemed dividends	—	(4,154)
Less: Accrued preferred stock dividends	(373)	(385)
Net loss applicable to common stockholders	$(11,944)	$(25,530)
Basic and diluted:
Weighted average common shares outstanding	923,587	787,856
Loss per share	$(0.01)	$(0.03)

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, warrants, unvested RSUs and PSUs, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three months ended August 31,
(in thousands)	2023	2022
Stock options, warrants, and unvested restricted stock units	276,503	193,609
Convertible notes	12,000	12,000
Convertible preferred stock	34,818	32,170
Reserved for issuance of common stock through a placement agent	14,663	—
Reserved for issuance of common stock related to note conversion	11,474	—

Note 7. Income Taxes

The Company calculates its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. The Company’s net tax expense for the three months ended August 31, 2023 and 2022 was zero. The Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized; therefore, the Company maintains a full valuation allowance as of August 31, 2023 and May 31, 2023, thus creating a difference between the effective tax rate of 0% and the statutory rate of 21%.

Note 8. Commitments and Contingencies

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

On January 6, 2022, Samsung provided written notice to the Company alleging that the Company had materially breached the parties’ Master Services and Project Specific Agreements for failure to pay $13.5 million due on December 31, 2021. An additional $22.8 million became due under the agreements on January 31, 2022. Under the agreements, Samsung may be entitled to terminate its services if the parties cannot agree on the past-due balance. Management continues to be in ongoing discussions with Samsung regarding potential approaches to resolve these issues, including proposals by both parties of a revised schedule of payments over an extended period, proposals by the Company of satisfaction of a portion of the Company’s payment obligations in equity securities, through future financing, and/or potential licensing opportunities of the Company, proposals to postpone the manufacturing of unfulfilled commitments until a future regulatory approval, and proposals offsetting the unfulfilled commitments with other future potential R&D drug development needs related to the longer-acting therapeutic the Company is currently studying. Samsung paused manufacturing for all unfulfilled commitments not needed by the Company starting in January 2022. Accordingly, the Company has not recorded any accruals associated with the unfulfilled commitments as of August 31, 2023. In the event negotiations are unsuccessful, the Company may have to accrue a liability related to the unfulfilled commitments. As of August 31, 2023, the Company had past due balances of approximately $33.3 million due to Samsung, which were included in accounts payable. As of August 31, 2023, the future commitments pursuant to these agreements were estimated as follows (in thousands):

Fiscal Year	Amount
2024 (9 months remaining)	$156,388
2025	76,400
2026 and thereafter	—
Total	$232,788

Operating lease commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended August 31, 2023 and 2022 were $42.6 thousand and $46.0 thousand, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances.

(in thousands)	August 31, 2023	May 31, 2023
Assets
Right-of-use asset	$366	$400
Liabilities
Current operating lease liability	$140	$139
Non-current operating lease liability	247	283
Total operating lease liability	$387	$422

The minimum (base rental) lease payments are expected to be as follows as of August 31, 2023 (in thousands):

Fiscal Year	Amount
2024 (9 months remaining)	$137
2025	185
2026	169
Thereafter	—
Total operating lease payments	491
Less: imputed interest	(104)
Present value of operating lease liabilities	$387

Supplemental information related to operating leases was as follows:

	August 31, 2023
Weighted average remaining lease term	2.6	years
Weighted average discount rate	10.0%

Distribution and licensing commitments

Refer to Note 10, Commitments and Contingencies, in the 2023 Form 10-K for additional information.

Legal proceedings

As of August 31, 2023, the Company did not record any accruals related to the outcomes of the legal matters described below. It may not be possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants have filed motions to dismiss the second amended complaint in whole or in part. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

2021 Shareholder Derivative Lawsuits

On June 4, 2021, a stockholder filed a purported derivative lawsuit against certain of the Company’s former officers and directors, and the Company as a nominal defendant, in the U.S. District Court for the Western District of Washington. Two additional shareholder derivative lawsuits were filed against the same defendants in the same court on June 25, 2021 and August 18, 2021, respectively. The court has consolidated these three lawsuits for all purposes (“Consolidated Derivative Suit”). On January 20, 2022, the plaintiffs filed a consolidated complaint. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by allowing the Company to make false and misleading statements regarding, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials and its HIV BLA, and by failing to maintain an adequate system of oversight and controls. The consolidated complaint also asserts claims against one or more individual defendants for waste of corporate assets, unjust enrichment, contribution for alleged violations of the federal securities laws, and for breach of fiduciary duty arising from alleged insider trading. The consolidated complaint seeks declaratory and equitable relief, an unspecified amount of damages, and attorneys’ fees and costs. The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the litigation. In light of the fact that the Consolidated Derivative Suit is in an early stage and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the Consolidated Derivative Suit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

On January 24, 2022, Mr. Pourhassan was terminated and removed from the Board of Directors and has had no role at the Company since. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both Mr. Pourhassan, and Kazem Kazempour, CEO of Amarex, a subsidiary of NSF International, Inc., and which had formerly served as the Company’s contract research organization (“CRO”). Mr. Pourhassan was charged with one count of conspiracy, four counts of securities fraud, three counts of wire fraud, and three counts of insider trading. Mr. Kazempour was charged with one count of conspiracy, three counts of securities fraud, two counts of wire fraud, and one count of making a false statement. That same day, the SEC announced charges against both Mr. Pourhassan and Mr. Kazempour for alleged violations of federal securities laws.

The Company is committed to cooperating fully with the DOJ and SEC investigations, which are ongoing, and which the Company’s counsel frequently engages with them on. Further, the Company has made voluminous productions of information and made witnesses available for voluntary interviews. The Company will continue to comply with the requests of the SEC and DOJ. The Company cannot predict the ultimate outcome of the DOJ and SEC investigations or the case against Mr. Pourhassan, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. The investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive, or criminal proceedings involving the Company and/or former executives and/or former directors in addition to Mr. Pourhassan, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs, and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the investigations will be completed, the final outcome of the investigations, what additional actions, if any, may be taken by the DOJ or SEC or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results, and financial condition, which could be material.

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

Following a formal scheduling request by the Company, the final arbitration hearing was recently ordered to commence on August 19, 2024, and the parties are now in the discovery phase of the litigation.

Note 9. Subsequent Events

Private placement of common stock and warrants through placement agent

During September 2023, approximately 2.5 million additional units were sold in the private placement conducted by the Company through a placement agent, for gross proceeds of approximately $0.5 million and net proceeds of approximately $0.4 million based on a price of $0.20 per unit. Each unit comprised a fixed combination of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit will be equal to 90% of the lower of (i) the VWAP of the common stock as of the first closing on July 31, 2023, and (ii) the intraday VWAP on the date of the final closing which has not yet occurred. The warrants issued to investors in the private placement, which covered a total of approximately 2.5 million shares, have a five-year term and an exercise price of $0.50 per share, and are immediately exercisable. Refer to Note 5, Equity Awards and Warrants – Private Placement of Common Stock and Warrants through Placement Agent for additional information.

Induced note conversions

During October 2023, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into an exchange agreement, pursuant to which a portion of the April 2, 2021 Note was partitioned into a new note with an aggregate principal amount of $0.5 million, which were exchanged concurrently with the issuance of approximately 3.5 million shares of common stock.

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

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified in this quarterly report, and those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the “2023 Form 10-K”), any of which could cause actual results to differ materially from those indicated by our forward-looking statements. Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans. Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to resolve the clinical hold imposed by the FDA and information regarding future operations, future capital expenditures, and future net cash flows. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: the regulatory determinations of leronlimab’s safety and effectiveness by the FDA and various drug regulatory agencies in other countries; the Company’s ability to raise additional capital to fund its operations; the Company’s ability to meet its debt and other payment obligations; the Company’s ability to enter into or maintain partnership or licensing arrangements with third-parties; the Company’s ability to recruit and retain key employees; the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with the Company’s regulatory submissions or applications for approval of the Company’s drug product; the Company’s ability to achieve approval of a marketable product; the design, implementation and conduct of clinical trials; the results of any such clinical trials, including the possibility of unfavorable clinical trial results; the market for, and marketability of, any product that is approved; the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; regulatory initiatives, compliance with governmental regulations and the regulatory approval process; legal proceedings, investigations or inquiries affecting the Company or its products; general economic and business conditions; changes in foreign, political, and social conditions; stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2023 Form 10-K, and the other sections of this Form 10-Q, including our consolidated financial statements and related notes set forth in Part I, Item 1. This discussion and analysis contain forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for MASH, MASH-HIV, solid tumors in oncology, and other HIV indications. Our current business strategy is to seek the removal of the partial clinical hold imposed by the FDA in March 2022. In October 2022, the Company voluntarily withdrew its BLA submission for leronlimab as a combination therapy for highly treatment experienced HIV patients, due to management’s conclusion that a significant risk existed that the BLA would not receive FDA approval due to the inadequate process and performance around the monitoring and oversight of the clinical data from its clinical trials by its former CRO.

The Company’s strategy and efforts are currently primarily directed toward obtaining the removal of the partial clinical hold on its HIV program, preparation for and development of a Phase 2b/3 MASH clinical trial protocol, research and development of longer-acting molecules including for the treatment and/or prevention of HIV, maintenance and testing of clinical drug product, and resolving legal and regulatory matters. These initiatives are discussed in more detail below.

First Quarter Overview

Partial clinical hold on HIV program

In March 2022, the FDA notified the Company that it had placed a partial clinical hold on the Company’s HIV program; the Company was not enrolling any new patients in the trials placed on hold. The partial clinical hold on the HIV program impacted patients enrolled in HIV extension trials, who were transitioned to other available therapeutics. No new clinical studies can be initiated or resumed for the HIV indication until the partial clinical hold is resolved. Recent efforts by the Company have been focused on activities that will allow us to resolve this partial clinical hold. During the third quarter ended February 28, 2023, the Company submitted the documents requested by the FDA in its March 2022 clinical hold letter. Subsequently, the FDA responded through written communication to the Company, requesting additional information and clarification regarding our benefit-risk assessment for the HIV population, which had previously been submitted, and made a supplemental request that the Company submit a general investigational plan under the HIV program IND. In March 2023, the Company responded to and submitted to the FDA the additional information and clarifications requested for the items previously requested. The FDA then responded with further written communication requesting information relating to the benefit-risk assessment, as well as requesting the submission of a new protocol for the HIV indication. At the end of March 2023, the Company and the FDA held an informal meeting in which the FDA clarified certain questions with respect to the clinical hold submission and further information requests made by the FDA. The Company is finalizing its supplemental submission to address items discussed with the FDA during the informal meeting.

MASH clinical developments

The Company continues to develop a clinical trial protocol for a future MASH clinical trial in addition to identifying next steps in exploring potential business opportunities to continue the investigation of leronlimab in MASH.

Pre-clinical development of a long-acting CCR5 antagonist

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

Corporate developments

On October 6, 2023, the Audit Committee engaged BF Borgers CPA PC and appointed the firm as the Company’s independent registered public accounting firm for the Company’s fiscal year ending May 31, 2024.

At the Company’s annual meeting scheduled for November 9, 2023, our stockholders will be asked to vote on an amendment to the Company’s Certificate of Incorporation to provide for an increase in the total number of shares of common stock authorized for issuance from 1,350,000,000 shares to 1,750,000,000 shares. As of September 30, 2023, the Company had only approximately 21.8 million authorized but unissued shares of common stock available for issuance in future financing transactions, including 20.0 million shares that the Board of Directors temporarily released from reservation under the Company’s 2012 equity incentive plan.

Results of Operations

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking removal of the partial clinical hold and FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. See the Liquidity and Capital Resources, and Going Concern sections included in this quarterly report and Item 1A. Risk Factors in our 2023 Form 10-K.

The results of operations were as follows for the periods presented:

	Three months ended August 31,		Change
(in thousands, except for per share data)	2023	2022	$	%
Operating expenses:
General and administrative	$2,688	$6,333	$(3,645)	(58)%
Research and development	1,914	576	1,338	232
Amortization and depreciation	10	99	(89)	(90)
Inventory charge	—	2,704	(2,704)	(100)
Total operating expenses	4,612	9,712	(5,100)	(53)
Operating loss	(4,612)	(9,712)	5,100	53
Interest and other expenses:
Interest on convertible notes	(1,197)	(1,146)	(51)	(4)
Amortization of discount on convertible notes	(400)	(576)	176	31
Amortization of debt issuance costs	(366)	(16)	(350)	(2,188)
Loss on induced conversion	(2,004)	—	(2,004)	(100)
Finance charges	(912)	(940)	28	3
Loss on note extinguishment	(2,084)	—	(2,084)	(100)
Gain (loss) on derivatives	4	(8,601)	8,605	100
Total interest and other expenses	(6,959)	(11,279)	4,320	38
Loss before income taxes	(11,571)	(20,991)	9,420	45
Income tax benefit	—	—	—	—
Net loss	$(11,571)	$(20,991)	$9,420	45%
Basic and diluted:
Weighted average common shares outstanding	923,587	787,856	135,731	17
Loss per share	$(0.01)	$(0.03)	$0.02	67%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2023	2022	$	%
Salaries, benefits, and other compensation	$642	$1,278	$(636)	(50)
Stock-based compensation	503	1,341	(838)	(62)
Legal fees	317	1,453	(1,136)	(78)
Directors and officers liability insurance	416	608	(192)	(32)
Other	810	1,653	(843)	(51)
Total general and administrative	$2,688	$6,333	$(3,645)	(58)

The decreases in G&A expenses for the three-month period ended August 31, 2023, compared to the same period in the prior year, were primarily due to a reduction in legal fees, other, stock-based compensation, and salaries, benefits, and other compensation. The decreases in legal fees were primarily due to decreased legal fees related to the SEC and DOJ investigations, offset by a decrease in the amount of fees covered by the Company’s insurance carrier(s). The decreases in other expenses were primarily the result of a reduction in auditor and audit-related fees. The decreases in stock-based compensation and salaries, benefits, and other compensation were primarily related to headcount reductions.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2023	2022(1)	$	%
Clinical	$1,250	$81	$1,169	1,443
Non-clinical	250	49	201	410
CMC	169	213	(44)	(21)
License and patent fees	245	233	12	5
Total research and development	$1,914	$576	$1,338	232

(1) Certain prior year amounts have been reclassified from CMC to Clinical and Non-clinical for consistency with the current quarter presentation. These reclassifications have no effect on the reported results of operations.

The increases in R&D expenses in the three-month period ended August 31, 2023, compared to the same period in the prior year, were primarily related to related to close-out costs associated with the closing of the uncompleted Brazilian COVID-19 trials partially offset by costs related to activities focused on addressing the HIV program partial clinical hold. The increase in non-clinical expenses were primarily driven by activities related to the discovery and development of a long-acting modified therapeutic.

The future trend of our R&D expenses is dependent on the timing of FDA clearance of the clinical hold and any future clinical trials, our decision-making and timing of which indications on which to focus our future efforts toward the development and study of leronlimab, which may include pre-clinical and clinical treatments for MASH, MASH-HIV, oncology, and other HIV related indications, as well as efforts to develop a long-acting modified therapeutic, and the timing and outcomes of such efforts.

Inventory charge

The decrease in the inventory charge for the three-month period ended August 31, 2023, compared to the same period in the prior year was attributable to the full inventory write-off in the prior year due to the pre-launch inventories no longer qualifying for inventory capitalization due to the withdrawal of the BLA submission. See Note 3, Inventories, net, in the 2023 Form 10-K for additional information.

Interest and other expense

Interest and other expense consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2023	2022	$	%
Interest on convertible notes payable	$(1,197)	$(1,146)	$(51)	(4)
Amortization of discount on convertible notes	(400)	(576)	176	31
Amortization of debt issuance costs	(366)	(16)	(350)	(2,188)
Loss on induced conversion	(2,004)	—	(2,004)	(100)
Finance charges	(912)	(940)	28	3
Loss on note extinguishment	(2,084)	—	(2,084)	(100)
Legal settlement	—	—	—	-
Gain (loss) on derivatives	4	(8,601)	8,605	100
Total interest and other expenses	$(6,959)	$(11,279)	$4,320	(38)

The decreases in interest and other expenses for the three-month period ended August 31, 2023, compared to the same period in the prior year was primarily due to an increase in non-cash gain on derivatives, offset by increases in loss on note extinguishment and loss on induced conversion. The decrease in loss on derivatives is due to fewer liability-classified warrants in the current period compared to the same period in the prior year. The increase in loss on induced conversions resulted from the Company settling outstanding convertible debt with common stock during the current period. The increase in loss on note extinguishment resulted from the Company retiring outstanding convertible debt by converting the notes outstanding to common stock and warrants during the current period.

Liquidity and Capital Resources

As of August 31, 2023, we had a total of approximately $2.0 million in cash and $6.5 million in restricted cash and approximately $129.1 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to develop and seek approval to commercialize leronlimab. We cannot be certain, however, that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of September 30, 2023, we had only approximately 21.8 million shares of common stock available for issuance in new financing transactions. Consequently, if the Company’s stockholders do not vote, at the Company’s annual meeting in November 2023, to approve an amendment to the Company’s Certificate of Incorporation to provide for an increase in the total number of shares of common stock authorized for issuance from 1,350,000,000 shares to 1,750,000,000 shares, the Company will be extremely limited in its ability to engage in equity financing activities.

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

Cash

The Company’s cash and restricted cash position of approximately $2.0 million and $6.5 million, respectively, as of August 31, 2023, decreased by approximately $0.5 million and was unchanged, respectively, when compared to the balance of $2.5 million and $6.5 million, respectively, as of May 31, 2023. This decrease was primarily the result of approximately $4.5 million in cash used in our operating activities, offset by approximately $4.0 million in cash provided by financing activities during the three months ended August 31, 2023. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Three months ended August 31,		Change
(in thousands)	2023	2022	$
Net cash (used in) provided by:
Net cash provided by/ used in operating activities	$(4,495)	$(11,074)	$6,579
Net cash provided by/ used in investing activities	$—	$—	$—
Net cash provided by financing activities	$4,019	$11,519	$(7,500)

Cash used in operating activities

Net cash used in operating activities totaled approximately $4.5 million during the three months ended August 31, 2023, representing an improvement of approximately $6.6 million compared to the three months ended August 31, 2022. The decrease in the net amount of cash used was due primarily to a decrease in our net loss, primarily attributable to decreased G&A, and working capital fluctuations, all of which are highly variable. Refer to General and Administrative and Research and Development Expense sections for further discussion.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $4.0 million, a decrease of approximately $7.5 million compared to the three months ended August 31, 2022. The decrease in net cash provided was primarily the result of raising less funds from private placements of common stock and warrants, offset by an increase in funds from the sale of convertible notes.

Pre-launch inventories

The Company previously capitalized pre-launch inventories which were subsequently charged-off in October of 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization resulting from the withdrawal of the BLA submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw materials continued to be maintained so that they can be used in the future if needed.

The table below summarizes previously capitalized pre-launch inventories that were subsequently charged-off for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization due to the withdrawal of the BLA submission and estimated expiration based on remaining shelf life.

		Raw Materials				Work-in-progress
(in thousands, Expiration period ending August 31,)	Remaining shelf-life (mos)	Specialized	Resins	Other	Total Raw Materials	Bulk drug product	Finished drug product	Total inventories
2024	0 to 12	$5,525	$16,264	$1,589	$23,378	$-	$-	$23,378
2025	13 to 24	1,930	-	-	1,930	1,661	45,307	48,898
2026	25 to 36	2,124	-	-	2,124	-	16,178	18,302
Thereafter	37 or more	-	-	-	-	-	-	-
Inventories, gross		9,579	16,264	1,589	27,432	1,661	61,485	90,578
Inventory charge		(9,579)	(16,264)	(1,589)	(27,432)	(1,661)	(61,485)	(90,578)
Inventories, net		$-	$-	$-	$-	$-	$-	$-

For additional information, refer to Note 3, Inventories, net, in the 2023 Form 10-K.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of August 31, 2023, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.6 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of August 31, 2023, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $37.1 million.

Common stock

We have 1,350.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	August 31, 2023
Issuable upon:
Warrants exercise	256.8
Convertible preferred stock and undeclared dividends conversion	34.8
Outstanding stock options exercise or vesting of outstanding RSUs and PSUs	19.7
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	20.6
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Reserved for private placement of common stock and warrants through a placement agent	31.5
Reserved for issuance of common stock and warrants related to note conversion	23.0
Total shares reserved for future uses	398.4
Common stock outstanding	931.0

As of August 31, 2023, we had approximately 20.6 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may be forced to file for bankruptcy protection, discontinue operations or liquidate our assets.

Off-Balance Sheet Arrangements

As of August 31, 2023, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 3, Accounts Payable and Accrued Liabilities, Note 4, Convertible Instruments and Accrued Interest, and Note 8, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 6 and 10 in Part II, Item 8 in the 2023 Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings described in Part I, Item 1, Note 8, Commitments and Contingencies – Legal Proceedings of this Form 10-Q. We are unable to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of August 31, 2023, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

Regulatory Matters

Voluntary Withdrawal of HIV BLA Submission

In July 2020, the Company received a Refusal to File letter from the FDA regarding its BLA submission for leronlimab as a combination therapy with highly active antiretroviral therapy for highly treatment-experienced HIV patients. In November 2021, the Company resubmitted the non-clinical and chemistry, manufacturing, and controls (“CMC”) sections of the BLA. In October 2022, the Company voluntarily withdrew its BLA submission due to management’s conclusion that a severe risk of the BLA not receiving approval by the FDA existed due to the

Company’s former CRO's inadequate process and performance around the monitoring and oversight of the clinical data. For additional information see Note 8, Commitments and Contingencies – Legal Proceedings.

FDA HIV partial clinical hold and COVID-19 full clinical hold letters

In March 2022, the FDA placed a partial clinical hold on the Company’s HIV program and a full clinical hold on its COVID-19 program in the United States. The Company was not enrolling any new patients in the trials placed on hold in the United States. Under the full clinical hold on the COVID-19 program, no new clinical studies may be initiated for the COVID-19 indication until the clinical hold is resolved. The Company has made a business decision not to pursue the use of leronlimab in COVID-19 patients, has no plans for further trials under the COVID-19 indication and has withdrawn the investigational new drug (“IND”) for COVID-19. Should the opportunity arise, the Company may explore potential non-dilutive clinical development options. CytoDyn is working diligently with the FDA to resolve the partial clinical hold for HIV as soon as possible, as no new clinical studies can be initiated or resumed for the HIV indication until the partial clinical hold is resolved.

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

In March 2023, the Company responded to and submitted to the FDA the additional information and clarifications requested for the items previously requested. The FDA responded with further written communication requesting information relating to the benefit-risk assessment, as well as requesting the submission of a new protocol for the HIV indication.  At the end of March 2023, the Company and the FDA held an informal meeting in which the FDA addressed certain clarifying questions with respect to the clinical hold submission and further information requests made by the FDA. As of the date of this report, the Company has submitted the following to the FDA in connection with resolving the clinical hold: an aggregate analysis of cardiovascular events across all leronlimab clinical programs, a Safety Surveillance Plan, an aggregate safety data analysis, an updated Investigator’s Brochure, annual reports, a benefit-risk assessment, and a general investigational plan. The Company is currently finalizing a supplemental submission to address items discussed with the FDA during the informal meeting.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $11.6 million in the three months ended August 31, 2023, and has an accumulated deficit of approximately $853.3 million as of August 31, 2023. These factors, among several others, including the various legal matters discussed in Note 8, Commitments and Contingencies – Legal Proceedings, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including seeking the lifting of the FDA’s partial clinical hold with regard to the Company’s HIV program, performing additional clinical trials, and seeking regulatory approval of its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors. See also Liquidity and Capital Resources above.

New Accounting Pronouncements

Refer to Part I, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements of this Form 10-Q for the discussion.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting policies are described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported in Part II, Item 7A of the 2023 Form 10-K.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Principal Executive Officer, who is also our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Principal Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2023 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer, who is also our Chief Financial Officer, concluded, based upon the evaluation described above that, as of August 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended August 31, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 8, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

We are subject to various risks, including risk factors identified in our 2023 Form 10-K. You should carefully consider these risk factors in addition to the risk factors below and other information in this Form 10-Q.

Our cash reserves are extremely low, requiring that we obtain substantial additional financing to satisfy our current payment obligations and to fund our operations, which continues to be difficult in light of the low trading price of our common stock.

As of September 30, 2023, we had an unrestricted cash balance of approximately $1.3 million and a reserved cash balance of approximately $6.5 million. We must continue to raise substantial additional funds in the near term to meet our payment obligations and fund our operations. Additional funding may not be available on acceptable terms or at all. In addition, as of September 30, 2023, we had only approximately 21.8 million shares of common stock unreserved for other purposes and available for issuance in new financing transactions. We will need to use some of the additional authorized shares (or funds raised through the sale of such shares) to satisfy a portion of our outstanding accounts payable and accrued liabilities, which totaled approximately $71.6 million on August 31, 2023. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities, including continuing to seek removal of the clinical hold placed on us by the FDA, analyzing clinical trial data for purposes of responding to FDA requirements, and preparing additional regulatory submissions, developing additional clinical trials for indications we plan to pursue, regulatory and compliance activities, and legal defense activities. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.19 per share on September 30, 2023) presents a significant challenge to our ability to raise additional funds. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

The class-action litigation filed against us could harm our business, and existing insurance coverage may not be sufficient to cover all related costs and damages.

The securities class action lawsuits filed against the Company in March 2021 have exhausted certain coverage allowances under the Company’s D&O insurance applicable to the relevant time period. This litigation, whether or not successful, may require us to incur substantial costs, which could harm our business and financial condition. During the course of litigation, negative public announcements regarding the results of hearings, motions, or other interim proceedings or developments may occur, which could have a further negative effect on the market price of our common stock. Refer to Note 8, Commitments and Contingencies – Securities Class Action Lawsuits for further information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Private Placements of Common Stock and Warrants through Placement Agent

In September 2023, the Company continued a private placement (the “Mid-2023 Offering”) to accredited investors of units through a placement agent. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit will be equal to 90% of the lower of (i) the VWAP of the common stock as of the first closing on July 31, 2023, and (ii) the intraday VWAP on the date of the final closing in the Mid-2023

Offering, which has not yet occurred. From September 1, 2023 through September 27, 2023, the Company received binding subscription agreements to purchase an estimated total of approximately 2.5 million units at a total purchase price of approximately $0.5 million, based on a price of $0.20 per unit.

The warrants to be issued to investors in the Mid-2023 Offering will be fully exercisable and will have a five-year term and an exercise price of $0.50 per share. The warrants will be exercisable in full when issued. Other than as described above, the terms of the warrants will be substantially similar to the form of warrant filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021, and listed as Exhibit 4.15 in the Exhibit Index of the 2023 Form 10-K.

The Company has agreed to pay a cash fee to the placement agent in the Mid-2023 Offering equal to 12% of the gross proceeds received from qualified investors. The Company has also agreed to issue to the placement agent or its designees warrants with a 10-year term to purchase 15% of the total number of shares of common stock sold to qualified investors in the Mid-2023 Offering.

The Company has agreed to use commercially reasonable efforts to prepare and file with the SEC, and cause the SEC to declare effective, a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the resale of the shares and shares covered by warrants to purchase shares of common stock issued in the private placements described above.

The Company relied on the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act in the sale and issuance of shares and warrants in the Mid-2023 Offering.

Issuances of Shares in Convertible Note Exchange Transactions

In October 2023, the Company and the holder of its April 2, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which the original note was partitioned and a new note was issued, resulting in an aggregate principal reduction of $0.5 million. The new note was exchanged concurrently with issuance of a total of approximately 3.5 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act, in connection with the exchange transactions.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

10.1	Employment Agreement between CytoDyn Inc. and Tyler Blok, effective August 15, 2023	X

31.1	Rule 13a-14(a) Certification by PEO of the Registrant.	X
31.2	Rule 13a-14(a) Certification by CFO of the Registrant.	X

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: October 23, 2023	/s/ Antonio Migliarese
Antonio Migliarese
Interim President and Chief Financial Officer
(Principal Executive Officer)

Dated: October 23, 2023	/s/ Antonio Migliarese
Antonio Migliarese
Interim President and Chief Financial Officer
(Principal Financial and Accounting Officer)