Form 10-Q
period 2024-02-29
CytoDyn Inc.
filed 2024-04-15
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

On March 31, 2024, there were 993,366 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	February 29, 2024	May 31, 2023
Assets
Current assets:
Cash	$1,404	$2,541
Restricted cash	6,619	6,507
Prepaid expenses	1,349	1,167
Prepaid service fees	538	590
Total current assets	9,910	10,805
Other non-current assets	360	487
Total assets	$10,270	$11,292
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$62,078	$62,725
Accrued liabilities and compensation	10,559	6,669
Accrued interest on convertible notes	14,080	10,598
Accrued dividends on convertible preferred stock	6,418	5,308
Convertible notes payable, net	30,169	34,417
Derivative liability - equity instruments	3,493	79
Private placement of shares and warrants	2,679	—
Total current liabilities	129,476	119,796
Notes payable, net	—	714
Operating leases	176	283
Total liabilities	129,652	120,793
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at February 29, 2024 and May 31, 2023	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at February 29, 2024 and May 31, 2023	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at February 29, 2024 and May 31, 2023	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 990,368 and 919,053 issued, and 989,925 and 918,610 outstanding at February 29, 2024 and May 31, 2023, respectively	990	919
Treasury stock, $0.001 par value; 443 shares at February 29, 2024 and May 31, 2023	—	—
Additional paid-in capital	754,372	731,270
Accumulated deficit	(874,744)	(841,690)
Total stockholders’ deficit	(119,382)	(109,501)
Total liabilities and stockholders' deficit	$10,270	$11,292

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended February 29,		Nine months ended February 29,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$2,757	$2,971	$7,756	$14,347
Research and development	650	938	3,643	1,651
Amortization and depreciation	7	12	25	165
Inventory charge	—	—	—	20,633
Total operating expenses	3,414	3,921	11,424	36,796
Operating loss	(3,414)	(3,921)	(11,424)	(36,796)
Interest and other expenses:
Interest on convertible notes	(1,151)	(1,142)	(3,512)	(3,447)
Amortization of discount on convertible notes	(409)	(565)	(951)	(1,721)
Amortization of debt issuance costs	(203)	(17)	(572)	(51)
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	—	—	(906)	—
Loss on induced conversion	(3,353)	(2,018)	(5,993)	(2,656)
Finance charges	(882)	(5,884)	(2,685)	(7,761)
Loss on note extinguishment	(1,550)	—	(6,040)	—
Loss on derivatives	(958)	(155)	(971)	(8,756)
Total interest and other expenses	(8,506)	(9,781)	(21,630)	(24,392)
Loss before income taxes	(11,920)	(13,702)	(33,054)	(61,188)
Income tax benefit	—	—	—	—
Net loss	$(11,920)	$(13,702)	$(33,054)	$(61,188)
Basic and diluted:
Weighted average common shares outstanding	982,209	832,215	954,814	810,986
Loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.08)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2023	34	$—	919,053	$919	443	$—	$731,270	$(841,690)	$(109,501)
Issuance of stock for convertible note repayment	—	—	8,661	8	—	—	1,492	—	1,500
Loss on induced conversion	—	—	—	—	—	—	2,004	—	2,004
Warrants issued in note offering	—	—	—	—	—	—	170	—	170
Stock issued for compensation	—	—	686	1	—	—	154	—	155
Warrant exercises	—	—	3,000	3	—	—	297	—	300
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	79	—	79
Stock-based compensation	—	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	—	(11,571)	(11,571)
Balance at August 31, 2023	34	—	931,400	931	443	—	735,441	(853,261)	(116,889)
Issuance of stock for convertible note repayment	—	—	3,535	4	—	—	496	—	500
Loss on induced conversion	—	—	—	—	—	—	636	—	636
Warrants issued in note offering	—	—	—	—	—	—	10	—	10
Note conversion	—	—	14,339	14	—	—	4,379	—	4,393
Stock issued for compensation	—	—	559	1	—	—	97	—	98
Stock issued for private offering	—	—	21,453	21	—	—	6,307	—	6,328
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(368)	—	(368)
Stock-based compensation	—	—	—	—	—	—	474	—	474
Net loss	—	—	—	—	—	—	—	(9,563)	(9,563)
Balance at November 30, 2023	34	—	971,286	971	443	—	747,472	(862,824)	(114,381)
Issuance of stock for convertible note repayment	—	—	18,674	19	—	—	2,731	—	2,750
Loss on induced conversion	—	—	—	—	—	—	3,353	—	3,353
Warrants issued in note offering	—	—	—	—	—	—	179	—	179
Discount related to private offering modification	—	—	—	—	—	—	137	—	137
Stock issued for compensation	—	—	408	—	—	—	75	—	75
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	794	—	794
Net loss	—	—	—	—	—	—	—	(11,920)	(11,920)
Balance at February 29, 2024	34	$—	990,368	$990	443	$—	$754,372	$(874,744)	$(119,382)

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2022	35	$—	720,028	$720	443	$—	$671,013	$(766,131)	$(94,398)
Stock issued for compensation	—	—	879	1	—	—	344	—	345
Stock issued for private offerings	—	—	85,378	85	—	—	17,459	—	17,544
Issuance costs related to stock issued for private offerings	—	—	—	—	—	—	(6,289)	—	(6,289)
Conversion of Series C convertible preferred stock to common stock	(1)	—	1,136	1	—	—	(1)	—	—
Warrant exercises	—	—	657	1	—	—	263	—	264
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	4,620	5	—	—	(5)	—	—
Accrued preferred stock dividends	—	—	—	—	—	—	(384)	—	(384)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	8,601	—	8,601
Stock-based compensation	—	—	—	—	—	—	996	—	996
Reclassification of prior period preferred stock dividends	—	—	—	—	—	—	(4,265)	4,265	—
Net loss	—	—	—	—	—	—	—	(20,991)	(20,991)
Balance at August 31, 2022	34	—	812,698	813	443	—	687,732	(782,857)	(94,312)
Issuance of stock for convertible note repayment	—	—	1,822	2	—	—	498	—	500
Loss on induced conversion	—	—	—	—	—	—	638	—	638
Stock issued for compensation	—	—	765	—	—	—	310	—	310
Exercise of warrants, net of issuance costs	—	—	9,652	10	—	—	2,123	—	2,133
Make-whole shares related to private warrant exchange	—	—	23	—	—	—	—	—	—
Dividend paid in common stock upon conversion of Series C convertible preferred stock ($0.50 per share)	—	—	319	—	—	—	159	—	159
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	1,467	—	1,467
Net loss	—	—	—	—	—	—	—	(26,495)	(26,495)
Balance at November 30, 2022	34	—	825,279	825	443	—	692,558	(809,352)	(115,969)
Issuance of stock for convertible note repayment	—	—	7,150	7	—	—	1,493	—	1,500
Loss on induced conversion	—	—	—	—	—	—	2,018	—	2,018
Stock issued for compensation	—	—	626	1	—	—	181	—	182
Stock to be issued for private offerings	—	—	—	—	—	—	18,045	—	18,045
Issuance costs related to stock issued for private offerings	—	—	—	—	—	—	(4,699)	—	(4,699)
Exercise of warrants, net of issuance costs	—	—	3,442	3	—	—	679	—	682
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	534	1	—	—	(1)	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(364)	—	(364)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	155	—	155
Finance charges related to warrant issuance for surety bond backstop agreement	—	—	—	—	—	—	4,885	—	4,885
Stock-based compensation	—	—	—	—	—	—	257	—	257
Net loss	—	—	—	—	—	—	—	(13,702)	(13,702)
Balance at February 28, 2023	34	$—	837,031	$837	443	$—	$715,207	$(823,054)	$(107,010)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended February 29,
	2024	2023

Cash flows from operating activities:
Net loss	$(33,054)	$(61,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	25	165
Amortization of debt issuance costs	572	51
Issuance costs for private placement of shares and warrants through placement agent	906	—
Amortization of discount on convertible notes	951	1,721
Loss on derivatives	971	8,756
Loss on induced conversion	5,993	2,656
Non-cash finance charges	—	4,885
Loss on note extinguishment	6,040	—
Inventory charge	—	20,633
Stock-based compensation	1,944	3,557
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(28)	624
(Decrease) increase in accounts payable and accrued expenses	6,348	(3,558)
Net cash used in operating activities	(9,332)	(21,698)
Cash flows from investing activities:
Net cash Provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	—	2,815
Proceeds from sale of common stock and warrants, net of issuance costs	5,696	24,601
Proceeds from warrant exercises	300	264
Proceeds held in trust	300	897
Proceeds from convertible note and warrant issuances, net of issuance costs	2,011	—
Net cash provided by financing activities	8,307	28,577
Net change in cash and restricted cash	(1,025)	6,879
Cash and restricted cash at beginning of period	9,048	4,231
Cash and restricted cash at end of period	$8,023	$11,110
Cash and restricted cash consisted of the following:
Cash	$1,404	$5,112
Restricted cash	6,619	5,998
Total cash and restricted cash	$8,023	$11,110
Supplemental disclosure:
Cash paid for interest	$44	$—
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$102	$8,756
Issuance of common stock for principal of convertible notes	$4,750	$2,000
Accrued dividends on Series C and D convertible preferred stock	$1,110	$1,117
Dividend paid in common stock on Series B and C convertible preferred stock conversions	$—	$159
Warrants issued to placement agent	$413	$7,380
Warrants issued for surety bond backstop agreement	$—	$4,885
Deemed dividend on common stock issued due to down round provision, recorded in additional paid-in capital	$—	$5,417
Note conversion to common stock and warrants	$3,302	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2024

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

The Company is currently working to further establish leronlimab via clinical development of its effects on chronic inflammation, oncology, and a number of other potential exploratory indications. Historically, the Company has investigated leronlimab as a viral entry inhibitor for treatment of human immunodeficiency virus (“HIV”), believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as Metabolic dysfunction-associated steatohepatitis (“MASH”), replacement for the term nonalcoholic steatohepatitis (“NASH”). Leronlimab is being or has been studied in MASH, solid tumors in oncology, Covid, Long-Covid, and HIV indications where CCR5 is believed to play an integral role in the pathogenesis of disease.

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $33.1 million for the nine months ended February 29, 2024, and has an accumulated deficit of approximately $874.7 million as of February 29, 2024. These factors, among others, including the various matters discussed in Note 8, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately generate revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab and a new or modified longer-acting therapeutic for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including performing additional pre-clinical and clinical studies in various indications, and seeking regulatory approval for its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors.

Use of estimates

The unaudited interim consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the U.S. Food and Drug Administration (“FDA”) which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various market and other relevant, appropriate assumptions. Significant estimates include, but are not limited to, those relating to capitalization and write-off of pre-launch inventories, charges for excess and obsolete inventories, research and development expenses, commitments and contingencies, stock-based compensation, and the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Restricted cash

As of February 29, 2024, the Company had recorded approximately $6.6 million of restricted cash. The restricted cash is related to cash that is being held as collateral in connection with a surety bond that was posted as required in the Amarex litigation and will remain as restricted cash until the litigation is resolved.

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

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

Note 3. Accounts Payable and Accrued Liabilities and Compensation

As of February 29, 2024, and May 31, 2023, the accounts payable balance was approximately $62.1 million and $62.7 million, respectively, with two vendors accounting for 71% and 72% of the total balance of accounts payable at the respective dates.

The components of accrued liabilities and compensation are as follows (in thousands):

	February 29, 2024	May 31, 2023
Compensation and related expense	$186	$335
Legal fees and settlement	112	168
Clinical expense	355	187
Accrued inventory charges and expenses	7,899	4,978
License fees	1,565	862
Lease payable	142	139
Investor proceeds held in escrow	300	—
Total accrued liabilities	$10,559	$6,669

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	February 29, 2024			May 31, 2023
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$18	$—	$—	$15	$—	$—
Accrued dividends	$—	$2,976	$3,442	$—	$2,500	$2,808
Total shares of common stock if dividends converted	36	5,952	6,884	30	5,000	5,616

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

Convertible notes and accrued interest

	February 29, 2024			May 31, 2023
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Placement Agent Notes	Total
Convertible notes payable outstanding principal	$2,831	$27,869	$30,700	$6,081	$29,369	$1,000	$36,450
Less: Unamortized debt discount and issuance costs	(58)	(473)	(531)	(211)	(822)	(286)	(1,319)
Convertible notes payable, net	2,773	27,396	30,169	5,870	28,547	714	35,131
Accrued interest on convertible notes	4,446	9,634	14,080	3,804	6,789	5	10,598
Outstanding convertible notes payable, net and accrued interest	$7,219	$37,030	$44,249	$9,674	$35,336	$719	$45,729

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Placement Agent Notes	Short-Term Notes	Total
Outstanding balance at May 31, 2023	$9,674	$35,336	$719	$—	$45,729
Consideration received	—	—	975	698	1,673
Amortization of issuance discount and costs	153	349	583	302	1,387
Interest expense	642	2,845	18	7	3,512
Fair market value of shares and warrants exchanged for repayment	(4,737)	(1,826)	(4,379)	(2,558)	(13,500)
Difference between market value of common shares and reduction of principal	1,487	326	2,084	1,551	5,448
Outstanding balance at February 29, 2024	$7,219	$37,030	$—	$—	$44,249

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes are as follows:

	February 29, 2024
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	10%	10%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2025	April 23, 2025
Security interest	All Company assets excluding intellectual property

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

During the nine months ended February 29, 2024, in satisfaction of redemptions, the Company and the April 2, 2021 and April 23, 2021 Noteholders entered into exchange agreements, pursuant to which the April 2, 2021 Note and April 23, 2021 Note were partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $4.8 million, which was exchanged concurrently with the issuance of approximately 30.9 million shares of common stock. The outstanding balances of the April 2, 2021 and April 23, 2021 Notes were reduced by the Partitioned Notes to a principal amount of $2.8 million and $27.9 million, respectively. The Company accounted for the Partitioned Notes and exchange settlements as induced conversions, and, accordingly, recorded a non-cash loss on convertible debt induced conversion of $6.0 million for the nine months ended February 29, 2024.

As of March 31, 2024, the holders of the April 2 and April 23 Notes waived all provisions in the convertible notes that, based on the occurrence of various events through that date, could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. Accordingly, the Company was not in default under the Notes on March 31, 2024.

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

In July 2023, the first closing of the subsequent private placement of common stock and warrants through a placement agent occurred. Therefore, the Placement Agent Notes were converted into units with the same pricing as the private placement described below in Note 5, Equity Awards and Warrants – Private placements of common stock and warrants through placement agent. The $2.1 million difference in fair value between the shares and warrants and the principal amount of the Placement Agent Notes was accounted for as a loss on note extinguishment. See Note 5, Equity Awards and Warrants – Liability-classified equity instruments for additional information.

Short-term Notes

During November and December 2023, the Company issued unsecured promissory notes bearing interest at a rate of 10% to accredited investors under a securities purchase agreement through a placement agent (“Short-term Notes”) for a total principal amount of $1.0 million. The Short-term Notes’ maturity date was June 7, 2024. The Company also agreed to issue warrants at the final closing of the sale of Short-term Notes to purchase one share of common stock for each dollar of principal amount of Short-term Notes sold. The warrants have a five-year term and an exercise price of $0.35 per share. The net proceeds from the sale of the Short-term Notes of $0.9 million reflect issuance costs of approximately $0.1 million. The Company allocated the proceeds between the liability-classified Short-term Notes and the equity-classified warrants based on their relative fair values.

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

In December 2023, the principal amount and accrued but unpaid interest on the notes were converted into units consisting of shares of common stock and warrants as of the first closing of a private placement of common stock and warrants through a placement agent, with a conversion based on an amount equal to a 20% discount to the price at which the units are sold in the private placement. The $1.6 million difference in fair value between the shares and warrants and the principal amount of the Short-term Notes was accounted for as a loss on note extinguishment. See Note 5, Equity Awards and Warrants – Liability-classified equity instruments for additional information.

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

On July 31, 2023, the Placement Agent Notes were converted into units that had similar terms to units being offered in a private placement of shares and warrants through a placement agent that commenced in July 2023. See Private placement of common stock and warrants through placement agent below. As the unit price was not determinable until the final closing date of the subsequent private placement, the units related to the conversion of the Placement Agent Notes were recorded as a liability and at fair value. On October 23, 2023, the private placement was concluded, which finalized the unit purchase price at $0.16, and the fair value of the units became equity-classified.

During November 2023, in connection with the issuance of the Short-term Notes described in Note 4, Convertible Instruments and Accrued Interest – Short-term Notes, the Company agreed to issue warrants to the placement agent as part of the issuance costs, with the ultimate number of warrants and exercise price to be determined as of the final closing date. The value of the warrants was recorded as a derivative liability on the balance sheet until the final closing date in December 2023, and the change in the fair value of the warrants was recorded as a gain or loss on derivatives.

On December 29, 2023, the Short-term Notes were converted into units that had similar terms to units being offered in a private placement of shares and warrants through a placement agent. See Private placement of common stock and warrants through placement agent below. As the unit price was not determinable until the final closing date of the subsequent private placement, the units related to the conversion of the Placement Agent Notes were recorded as a liability and at fair value. The change in the fair value of the units is recorded as a gain or loss on derivatives.

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

The table below presents a reconciliation of the beginning and ending balances for liabilities measured at fair value as of May 31, 2023, and February 29, 2024:

(in thousands)	Derivative liability
Balance at May 31, 2023	$79
Value upon notes converted to units in the private offering	4,379
Warrants classified as equity during quarter	(79)
Gain on derivative due to change in fair market value	(4)
Balance at August 31, 2023	$4,375
Value upon liability-classified equity instruments reclassified to equity	(4,393)
Warrants classified as a liability during quarter	34
Loss on derivative due to change in fair market value	17
Balance at November 30, 2023	$33
Classified as liability due to variable settlement term	2,558
Warrants classified as equity during quarter	(56)
Loss on derivative due to change in fair market value	958
Balance at February 29, 2024	$3,493

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

The valuation assumptions for liability-classified warrants at the period-end dates are as follows:

	April Placement	July Note	November Placement	December Note
	Agent warrants	conversion warrants at	Agent warrants at	conversion warrants at
	at May 31, 2023	August 31, 2023	November 30, 2023	February 29, 2024
Fair value of underlying stock	$ 0.26	$ 0.21	$ 0.17	$ 0.26
Risk free rate	3.64%	4.23%	4.37%	4.26%
Expected term (in years)	10.00	5.00	10.00	5.00
Stock price volatility	97.90%	124.06%	95.82%	124.04%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The valuation assumptions for liability-classified warrants on their respective liability-classification date are as follows:

	July Note	November Placement	December Note
	conversion warrants on	Agent warrants at	conversion warrants
	conversion date	issuance	on conversion date
Fair value of underlying stock	$ 0.21	$ 0.18	$ 0.20
Risk free rate	4.18%	4.42%	3.84%
Expected term (in years)	5.00	10.00	5.00
Stock price volatility	124.55%	95.82%	124.25%
Expected dividend yield	0.00%	0.00%	0.00%

The valuation assumptions for liability-classified warrants on their respective equity-classification date are as follows:

	April Placement	July Note	November Placement
	Placement warrants at	conversion warrants at	Agent warrants at
	equity classification	equity classification	equity classification
Fair value of underlying stock	$ 0.27	$ 0.17	$ 0.30
Risk free rate	3.74%	4.81%	4.14%
Expected term (in years)	10.00	5.00	10.00
Stock price volatility	97.45%	124.70%	96.18%
Expected dividend yield	0.00%	0.00%	0.00%

Equity Incentive Plan (“EIP”)

As of February 29, 2024, the Company had one active stock-based equity plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of February 29, 2024 and May 31, 2023, the EIP covered a total of 56.3 million shares of common stock. The Board also made a determination to waive the “evergreen provision” that would have automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2023. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended February 29, 2024 and 2023 was $0.9 million and $0.4 million, respectively, and for the nine months ended February 29, 2024 and 2023 was $1.9 million and $3.5 million, respectively. Stock-based compensation is recorded in general and administrative costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2023	19,823	$0.99	7.87	$—
Granted	11,251	$0.21
Exercised	—	$—
Forfeited, expired, and cancelled	(8,124)	$0.88
Options outstanding at February 29, 2024	22,950	$0.65	7.77	$504
Options outstanding and exercisable at February 29, 2024	18,376	$0.74	7.37	$335

During the nine months ended February 29, 2024 and 2023, stock options for approximately 11.3 million shares and 12.4 million shares, respectively, were granted. Of the current year options, approximately 0.5 million options vest when performance conditions are completed, approximately 2.7 million vest over four years, approximately 4.0 million vest over one year, and approximately 4.1 million were cancelled and new options were granted with the same vesting schedule and expiration dates as the original cancelled options. Of the prior year options, 10.9 million options vest over four years, 1.1 million vested over one year, and 0.4 million vested immediately. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.17 and $0.34 for the nine months ended February 29, 2024 and 2023, respectively.

RSUs and PSUs

The EIP provides for equity instruments, such as RSUs and PSUs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSU activity:

Weighted average
	Number of	Weighted average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested RSUs and PSUs at May 31, 2023	1,293	$0.58	0.81
RSUs and PSUs granted	—	—
RSUs and PSUs forfeited	(1,293)	0.58
RSUs and PSUs vested	—	—
Unvested RSUs and PSUs at February 29, 2024	—	$—	—

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

Issuance of shares to consultants and employees

The Board has approved the issuance under the EIP of shares of common stock to consultants as payment for services provided. During the nine months ended February 29, 2024 and 2023, a total of 1,499,951 and 1,136,805 shares of common stock, respectively, were issued pursuant to the respective award agreements with the consultants.

In order to preserve cash resources, the Board has approved the issuance under the EIP of shares of common stock as severance payments to former employees. During the nine months ended February 29, 2024 and 2023, a total of 153,027 and 522,382 shares of common stock, respectively, were issued as severance.

Private placements of common stock and warrants through placement agent

In July 2023, the Company commenced a private placement of units consisting of common stock and warrants to accredited investors through a placement agent. Each unit sold included a fixed combination of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit was $0.16, equal to 90% of the intraday VWAP of the common stock as of the last closing on September 27, 2023. From July through September 2023, the Company sold a total of approximately 21.5 million units for a total of approximately $3.0 million of proceeds, net of issuance costs. The Company classified the securities issued in the private placement as a liability until the final close, when it was reclassified as equity. As part of the offering, the Company issued approximately 21.5 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.50 per share. The warrants were immediately exercisable. In connection with the above, the Company paid the placement agent a total cash fee of approximately $0.4 million, equal to 12% of the gross proceeds of the offering, as well as a one-time fee for expenses of $5,000, and issued to the placement agent and its designees a total of approximately 3.2 million warrants with an exercise price of $0.16 per share and a ten-year term, representing 15% of the total number of shares of common stock sold in the offering.

Based on contractual payment terms, the private placement transactions above are considered convertible debt instruments prior to final settlement, and the option to enter a final closing that would lower the purchase price is considered a share-settled redemption feature. Therefore, the approximately $0.9 million of cash and non-cash issuance costs associated with such issuances were capitalized and subsequently recognized through the statement of operations as interest expense on the final closing date. As the VWAP of the final closing was lower than the VWAP on the initial closing, the share-settled redemption feature was triggered, and the Company recorded a $2.4 million non-cash loss on note extinguishment.

In addition, approximately $2.3 million of principal and interest of the Placement Agent Notes were converted into approximately 14.3 million units with the same terms as described above except for a warrant exercise price of $0.306. See Note 4, Convertible Instruments and Accrued Interest – Placement Agent Notes, and Liability-classified equity instruments above for additional information.

In December 2023, the Company commenced a private placement of units consisting of common stock and warrants to accredited investors through a placement agent. Each unit sold included a fixed combination of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit will be equal to 90% of the lower of the (i) intraday VWAP of the common stock as of the first closing on December 29, 2023, which was approximately $0.19 per share, and (ii) the intraday VWAP on the date of the final closing, which has not yet occurred. During December 2023 through February 2024, the Company sold a total of approximately 18.2 million units for a total of approximately $2.7 million of proceeds, net of issuance costs, based on an estimated share price of $0.17 per unit. The Company classified the securities to be issued in the private placement as a liability until the final close when they will be reclassified as equity. As part of the offering, the Company will issue approximately 18.2 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.21 per share. The warrants will be immediately exercisable when issued on the final closing date. In connection with the above, the Company paid the placement agent a total cash fee of approximately $0.4 million, equal to 13% of the gross proceeds of the offering, as well as a one-time fee for expenses of $5,000, and will issue to the placement agent and its designees, a total of approximately 2.5 million warrants with an exercise price of $0.17 per share and a ten-year term, representing 15% of the total number of shares of common stock sold in the offering. The Company received an additional $2.5 million of proceeds net of issuance costs in March and April 2024. See Note 9, Subsequent events for additional information.

Based on contractual payment terms, the private placement transactions above are considered convertible debt instruments prior to final settlement, and the issuance costs associated with such issuances are capitalized and subsequently recognized through the statement of operations as interest expense on the final closing date. The exercise price for the warrants included in the private placement was lowered from $0.35 per share to $0.21 per share during the quarter ended February 29, 2024. The exercise price modification resulted in the Company recognizing a $0.1 million non-cash discount on convertible notes.

In addition, approximately $1.0 million principal and interest of the Placement Agent Notes were converted into approximately 7.2 million units with the same terms as discussed above. See Note 4, Convertible Instruments and Accrued Interest – Short-term Notes, and Liability-classified equity instruments above for additional information.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2023	259,910	$0.37	4.57	$7,276
Granted	43,448	$0.40
Exercised	(3,000)	$0.10
Forfeited, expired, and cancelled	(7,499)	$0.69
Warrants outstanding at February 29, 2024	292,859	$0.37	4.10	$7,301
Warrants outstanding and exercisable at February 29, 2024	292,859	$0.37	4.10	$7,301

Warrant exercises

During the nine months ended February 29, 2024, the Company issued approximately 3.0 million shares of common stock in connection with the exercise of an equal number of warrants. The stated exercise price was $0.10 per share, which resulted in aggregate gross proceeds of approximately $0.3 million.

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

	Three months ended February 29,		Nine months ended February 29,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(11,920)	$(13,702)	$(33,054)	$(61,188)
Less: Deemed dividends	—	(123)	—	(5,417)
Less: Accrued preferred stock dividends	(369)	(366)	(1,110)	(1,121)
Net loss applicable to common stockholders	$(12,289)	$(14,191)	$(34,164)	$(67,726)
Basic and diluted:
Weighted average common shares outstanding	982,209	832,215	954,814	810,986
Loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.08)

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

	Three and nine months ended February 29,
(in thousands)	2024	2023
Stock options, warrants, and unvested restricted stock units	315,808	203,274
Convertible notes	12,000	12,000
Convertible preferred stock	36,298	33,323

Note 7. Income Taxes

The Company calculates its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. The Company’s net tax expense for the three and nine months ended February 29, 2024 and 2023 was zero. The Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized; therefore, the Company maintains a full valuation allowance as of February 29, 2024 and May 31, 2023, thus creating a difference between the effective tax rate of 0% and the statutory rate of 21%.

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

On January 6, 2022, Samsung provided written notice to the Company alleging that the Company had materially breached the parties’ Master Services and Project Specific Agreements (the “Samsung Agreements”) for failure to pay an outstanding balance due on December 31, 2021.

On November 21, 2023, Samsung informed the Company of Samsung’s intent to terminate the Samsung Agreements, effective January 5, 2024. Thereafter, the parties continued the negotiations that were already in progress in relation to the outstanding issues under the agreements and potential options moving forward.

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Side Letter”), wherein the parties reached agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Side Letter, is now approximately $43.8 million. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is contingent, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined in the Side Letter. Under the Side Letter, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period. Revenue is defined in the Side Letter as:

“…the gross revenue generated by Client and its Affiliates, less the following items (if not previously deducted from the amount invoiced): (a) reasonable and customary trade, quantity, and cash discounts actually granted and legally permitted wholesaler chargebacks actually paid or credited by Client and its Affiliates to wholesalers of products; (b) reasonable, customary, and legally permitted rebates and retroactive price reductions actually granted; (c) freight charges for the delivery of products; (d) the portion of the administrative fees paid during the relevant time period to group purchasing organizations, pharmaceutical benefit managers and/or government-mandated Medicare or Medicaid Prescription Drug Plans relating specifically to the product; and (e) sales, use or excise taxes imposed and actually paid in connection with the sale of products (but excluding any value added taxes or taxes based on income or gross receipts).”

Operating lease commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended February 29, 2024 and 2023 were $32.0 thousand and $46.4 thousand, respectively, and for the nine months ended February 29, 2024 and 2023 were approximately $0.1 million and $0.1 million, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	February 29, 2024	May 31, 2023
Assets
Right-of-use asset	$298	$400
Liabilities
Current operating lease liability	$142	$139
Non-current operating lease liability	176	283
Total operating lease liability	$318	$422

The minimum (base rental) lease payments are expected to be as follows as of February 29, 2024 (in thousands):

Fiscal Year	Amount
2024 (3 months remaining)	$46
2025	185
2026	169
Thereafter	—
Total operating lease payments	400
Less: imputed interest	(82)
Present value of operating lease liabilities	$318

Supplemental information related to operating leases was as follows:

	February 29, 2024
Weighted average remaining lease term	2.1	years
Weighted average discount rate	10.0%

Distribution and licensing commitments

Refer to Note 10, Commitments and Contingencies, in the 2023 Form 10-K for additional information.

Legal proceedings

As of February 29, 2024, the Company did not record any accruals related to the outcomes of the legal matters described below. It may not be possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants have filed motions to dismiss the second amended complaint in whole or in part. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

On January 29, 2024, two purported stockholders filed a purported derivative lawsuit against certain of the Company’s former officers, certain current and former directors, and the Company as a nominal defendant, in the Delaware Court of Chancery. The complaint generally makes allegations similar to those set forth in the Consolidated Derivative Suit and asserts that the individual defendants breached their fiduciary duties by allowing the Company to make false and misleading statements and by failing to maintain an adequate system of oversight and controls. The complaint also asserts claims against certain individual defendants for breach of fiduciary duty arising from alleged insider trading.

The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the litigation. In light of the fact that the suit(s) is/are in an early stage and the claims do not specify an amount of damages, the Company cannot predict the ultimate outcome of the matter(s) and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

On July 10, 2023, the Company filed a Statement of Particulars and requested a final hearing date be set in the proceeding against Amarex. The Statement of Particulars alleges that Amarex failed to perform services to an acceptable professional standard and failed to perform certain services required by the parties’ agreements. Further, the Statement of Particulars alleges that Amarex billed the Company for services it did not perform. The Company contends that, due to Amarex’s failures, it has suffered avoidable delays in obtaining regulatory approval of leronlimab and has paid for services not performed, among other damages. As the formal arbitration process is still at an early stage, the Company cannot predict the ultimate outcome of the lawsuit and cannot reasonably estimate any potential gain or loss that the Company may incur.

The final arbitration hearing was recently rescheduled, and is now ordered to commence on November 11, 2024. The parties are in the discovery phase of the litigation, and will also be participating in structured settlement discussions over the next several months.

Note 9. Subsequent Events

Private placement of common stock and warrants through placement agent

During March and April 2024, approximately 16.9 million additional units were sold in the private placement conducted by the Company through a placement agent, for gross proceeds of approximately $2.8 million and net proceeds of approximately $2.5 million based on an estimated price of $0.17 per unit. Each unit comprised a fixed combination of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit will be equal to 90% of the lower of (i) the VWAP of the common stock as of the first closing on December 29, 2023, and (ii) the intraday VWAP on the date of the final closing which has not yet occurred. The additional warrants to be issued to investors in the private placement, which covered a total of approximately 16.9 million shares, have a five-year term and an exercise price of $0.21 per share, and will be immediately exercisable when issued. Refer to Note 5, Equity Awards and Warrants – Private Placements of Common Stock and Warrants through Placement Agent for additional information.

Induced note conversions

During March 2024, in satisfaction of redemptions, the Company and the April 23, 2021 Noteholder entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of $0.5 million, which was exchanged concurrently with the issuance of approximately 3.4 million shares of common stock.

Resolution of contractual dispute with Samsung

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Side Letter”), wherein the parties reached agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Side Letter, is now approximately $43.8 million. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is contingent, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined in the Side Letter. Under the Side Letter, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period.

As part of the wind down process under the Side Letter, at the discretion of the Company, Samsung will arrange for the shipment of specified drug product, substance and reference standards previously manufactured and/or utilized by Samsung to a storage facility selected by the Company. Any vials and/or batches of drug substance and drug product the Company elects not to ship and store at an alternate vendor will be destroyed.

Under the original Agreement between the parties, Samsung performed non-exclusive services relating to technology transfer, process validation, manufacturing, pre-approval inspection, vial filling, and supply and storage services for leronlimab bulk drug substance and drug product. Samsung was one of several companies the Company engaged for such services. The Company believes it currently has enough drug product and substance to complete its contemplated clinical activity and will be transitioning the aforementioned services to one, or several, of its current service providers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this quarterly report on Form 10-Q contains, or incorporates by reference, forward-looking statements within the meaning of Section 21E of the Exchange Act. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “intends,” “estimates,” “expects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified in Part II, Item 1A and elsewhere in this quarterly report, and those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (the “2023 Form 10-K”), any of which could cause actual results to differ materially from those indicated by our forward-looking statements. Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans. Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, and information regarding future operations and clinical studies and trials, future operating and capital expenditures, and future availability of capital. You should not place undue reliance on our forward-looking statements, which are subject to risks and uncertainties relating to, among other things: the regulatory determinations of leronlimab’s safety and effectiveness by the FDA and various drug regulatory agencies in other countries; the Company’s ability to raise additional capital to fund its operations; the Company’s ability to meet its debt and other payment obligations; the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; the Company’s ability to recruit and retain key employees; the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with the Company’s regulatory submissions or applications for approval of the Company’s drug product; the Company’s ability to achieve approval of a marketable product; the design, implementation and conduct of clinical trials; the results of any such clinical trials, including the possibility of unfavorable clinical trial results; the market for, and marketability of, any product that is approved; the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; regulatory initiatives, compliance with governmental regulations and the regulatory approval process; the Company’s ability to resolve its disputes with Amarex and Samsung; other legal proceedings, investigations or inquiries affecting the Company or its products; stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties develop, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated by our forward-looking statements. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to address events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for MASH, solid tumors in oncology, and HIV indications. The Company’s focus is on implementing a therapeutic development and commercialization pathway for leronlimab through an approach that is opportunistic and minimizes the amount of Company capital needed for the creation of value by identifying strategies that are time- and cost-effective and support the creation of non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships. Our current business strategy, following the February 2024 removal of the clinical hold imposed by the FDA in December 2023, as described in more detail below, is to proceed toward conducting a Phase II study evaluating the effects of leronlimab on chronic inflammation; evaluating opportunities in solid tumors in oncology; pursuing research and development of longer-acting molecules; evaluating whether to conduct a combination pre-clinical study or monotherapy Phase 2b/3 clinical trial in MASH; publishing data from previously conducted studies; and resolving legal, regulatory, and financial matters.

Third Quarter Overview

Removal of Clinical Hold on HIV program

In March 2022, the FDA notified the Company that it had placed a partial clinical hold on the Company’s HIV program. The FDA’s hold letter requested that the Company provide the agency with an aggregate analysis of cardiovascular events across all leronlimab clinical programs, a Safety Surveillance Plan, an aggregate safety data analysis, an updated Investigator’s Brochure, annual reports, a benefit-risk assessment, and a general investigational plan. In November 2023, the Company submitted a response to the FDA’s clinical hold letter addressing comments received through previous incomplete response communications and an informal meeting with the agency primarily related to the benefit-risk assessment for the intended HIV population and a proposed new HIV clinical trial protocol.

The Company received a letter from the FDA in December 2023 notifying the Company that: (i) the “partial hold” implemented by the FDA in March 2022 had been lifted; and (ii) a new “full hold” had been applied as it relates to the newly proposed clinical trial protocol submitted in November 2023 alongside the Company’s complete response to the partial clinical hold. The Company submitted its revised protocol to the FDA in January 2024.

On February 27, 2024, the Company received confirmation from the FDA that its clinical hold on leronlimab has been lifted. The Company now intends to pursue its plan for the further development of leronlimab as a therapy that provides clinical benefit by modulating chronic inflammation. The Company believes its proposed inflammation study will allow the Company to further establish leronlimab’s mechanism of action in a cost-effective manner.

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

Cancer program developments

In December 2023, the Company entered into a partnership with Albert Einstein College of Medicine and Montefiore Medical Center, located in New York. The Company is providing leronlimab to support a pre-clinical study evaluating the efficacy of leronlimab independently and in combination with temozolomide in treating glioblastoma multiforme, also known as grade IV astrocytoma (“GBM”), in infected humanized mice. The study will involve three groups of humanized mice: one control group, one group that will receive only leronlimab, and another group that will receive a combination of leronlimab and temozolomide. The primary objective of this study is to evaluate the effect of leronlimab on the primary tumor growth and occurrence of metastases on CCR5+ and CCR5- cells in humanized mice. Upon completion of the study, the academic institutions will provide the Company with a research report outlining the study results, and they will have the right to publish and present the study results. GBM is the most common type of primary malignant brain tumor and is aggressive and fast-growing. This study is expected to take place in the 2024 calendar year.

The Company continues to identify additional next steps in the clinical development of leronlimab and is exploring potential business opportunities to continue the investigation of leronlimab for solid tumors in oncology based on data generated to date by the Company.

MASH program developments

The Company continues to evaluate whether to perform a pre-clinical study in MASH that would be significantly less capital-intensive than a human clinical trial and could generate potentially valuable data leading to partnerships or other potential non-dilutive financing opportunities.

Corporate developments

As of late February 2024, leronlimab is no longer on FDA hold. On February 27, 2024, the Company received confirmation from the FDA that its clinical hold on leronlimab has been lifted. For additional information on the history and removal of the clinical hold, please see Removal of Clinical Hold on HIV program above.

During the quarter ended February 29, 2024, the Company concluded a sale of unsecured promissory notes resulting in net proceeds of approximately $0.9 million, including approximately $0.7 million during the quarter, and commenced a private offering through a placement agent, resulting in aggregate net proceeds of approximately $2.7 million.

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Side Letter”), wherein the parties reached agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Side Letter, is now approximately $43.8 million. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is contingent, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as that term is defined in the Side Letter. Under the Side Letter, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period.

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

The results of operations were as follows for the periods presented:

	Three months ended February 29,		Change		Nine months ended February 29,		Change
(in thousands, except for per share data)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
General and administrative	$2,757	$2,971	$(214)	(7)%	$7,756	$14,347	$(6,591)	(46)%
Research and development	650	938	(288)	(31)	3,643	1,651	1,992	121
Amortization and depreciation	7	12	(5)	(42)	25	165	(140)	(85)
Inventory charge	—	—	—	—	—	20,633	(20,633)	(100)
Total operating expenses	3,414	3,921	(507)	(13)	11,424	36,796	(25,372)	(69)
Operating loss	(3,414)	(3,921)	507	13	(11,424)	(36,796)	25,372	69
Interest and other expenses:
Interest on convertible notes	(1,151)	(1,142)	(9)	(1)	(3,512)	(3,447)	(65)	(2)
Amortization of discount on convertible notes	(409)	(565)	156	28	(951)	(1,721)	770	45
Amortization of debt issuance costs	(203)	(17)	(186)	(1,094)	(572)	(51)	(521)	(1,022)
Issuance costs for private placement of shares and warrants through placement agent	—	—	—	—	(906)	—	(906)	(100)
Loss on induced conversion	(3,353)	(2,018)	(1,335)	(66)	(5,993)	(2,656)	(3,337)	(126)
Finance charges	(882)	(5,884)	5,002	85	(2,685)	(7,761)	5,076	65
Loss on note extinguishment	(1,550)	—	(1,550)	(100)	(6,040)	—	(6,040)	(100)
Loss on derivatives	(958)	(155)	(803)	(518)	(971)	(8,756)	7,785	89
Total interest and other expenses	(8,506)	(9,781)	1,275	13	(21,630)	(24,392)	2,762	11
Loss before income taxes	(11,920)	(13,702)	1,782	13	(33,054)	(61,188)	28,134	46
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(11,920)	$(13,702)	$1,782	13%	$(33,054)	$(61,188)	$28,134	46%
Basic and diluted:
Weighted average common shares outstanding	982,209	832,215	149,994	18	954,814	810,986	143,828	18
Loss per share	$(0.01)	$(0.02)	$0.01	50%	$(0.04)	$(0.08)	$0.04	50%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended February 29,		Change		Nine months ended February 29,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Salaries, benefits, and other compensation	$725	$918	$(193)	(21)%	$1,828	$3,175	$(1,347)	(42)%
Stock-based compensation	869	419	450	107	1,944	3,537	(1,593)	(45)
Legal fees	326	255	71	28	1,119	2,752	(1,633)	(59)
Insurance	456	646	(190)	(29)	1,393	2,017	(624)	(31)
Other	381	733	(352)	(48)	1,472	2,866	(1,394)	(49)
Total general and administrative	$2,757	$2,971	$(214)	(7)%	$7,756	$14,347	$(6,591)	(46)%

The decrease in G&A expenses for the three-month period ended February 29, 2024, compared to the same period in the prior year, was primarily due to a reduction in other, and salaries, benefits, and other compensation offset by an increase in stock-based compensation. The decrease in other was primarily due to a reduction in audit-related fees. The decrease in salaries, benefits, and other compensation was primarily related to headcount reductions. The increase in stock-based compensation was due to stock options granted during the current period.

The decrease in G&A expenses for the nine-month period ended February 29, 2024, compared to the same period in the prior year, was primarily due to a reduction in legal fees, other, stock-based compensation, and salaries, benefits, and other compensation. The decrease in legal fees was primarily due to decreased fees related to the SEC and DOJ investigations, offset by less fees covered by the Company’s insurance carrier(s) and increased fees related to the Amarex litigation. The decrease in other expenses was primarily the result of a reduction in audit-related fees. The decreases in stock-based compensation and salaries, benefits, and other compensation were primarily related to headcount reductions in an effort by the Company to preserve cash and align resources with corporate priorities.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended February 29,		Change		Nine months ended February 29,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Clinical	$116	$486	$(370)	(76)%	$1,643	$(145)	$1,788	(1,233)%
Non-clinical	4	4	—	-	491	31	460	1,484
CMC	286	203	83	41	774	1,122	(348)	(31)
License and patent fees	244	245	(1)	(0)	735	643	92	14
Total research and development	$650	$938	$(288)	(31)%	$3,643	$1,651	$1,992	121%

The decrease in R&D expense in the three-month period ended February 29, 2024, compared to the same period in the prior year, was primarily due to a reduction in clinical expenses related to fees for clinical hold consulting.

The increase in R&D expense in the nine-month period ended February 29, 2024, compared to the same period in the prior year, was primarily related to an increase in clinical and non-clinical expenses, partially offset by a decrease in CMC. The increase in clinical expenses was primarily related to a credit balance in the prior year due to a reduction in CRO costs for the Brazilian COVID-19 trials, resulting in vendor credits, and Brazilian COVID-19 CRO close-out costs incurred in the current period, offset by decreases in costs related to the HIV program partial clinical hold and studies completed, paused, or closed in the prior year. The increase in non-clinical expenses was primarily driven by activities related to the discovery and development of a long-acting modified therapeutic. The decrease in CMC expenses was primarily driven by the reduction in necessary stability testing of previously manufactured leronlimab.

The future trend of our R&D expenses is dependent on the costs of any future clinical trials, our decision-making and timing of which indications on which to focus our future efforts toward the development and study of leronlimab, which may include pre-clinical and clinical studies for oncology, MASH and HIV related indications, as well as efforts to develop a long-acting new or modified therapeutic, the timing and outcomes of such efforts, and the timing of the final close-out of closed studies.

Inventory charge

The decrease in the inventory charge for the nine-month period ended February 29, 2024, compared to the same period in the prior year was attributable to the full inventory write-off in the prior year because the pre-launch inventories no longer qualified for inventory capitalization following the withdrawal of the Company’s BLA submission to the FDA. See Note 3, Inventories, net, in the 2023 Form 10-K for additional information.

Interest and other expense

Interest and other expense consisted of the following:

	Three months ended February 29,		Change		Nine months ended February 29,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest on convertible notes payable	$(1,151)	$(1,142)	$(9)	(1)%	$(3,512)	$(3,447)	$(65)	2%
Amortization of discount on convertible notes	(409)	(565)	156	28	(951)	(1,721)	770	(45)
Amortization of debt issuance costs	(203)	(17)	(186)	(1,094)	(572)	(51)	(521)	1,022
Issuance costs for private placement of shares and warrants through placement agent	—	—	—	-	(906)	—	(906)	(100)
Loss on induced conversion	(3,353)	(2,018)	(1,335)	(66)	(5,993)	(2,656)	(3,337)	126
Finance charges	(882)	(5,884)	5,002	85	(2,685)	(7,761)	5,076	(65)
Loss on note extinguishment	(1,550)	—	(1,550)	(100)	(6,040)	—	(6,040)	(100)
Loss on derivatives	(958)	(155)	(803)	(518)	(971)	(8,756)	7,785	(89)
Total interest and other expenses	$(8,506)	$(9,781)	$1,275	(13)%	$(21,630)	$(24,392)	$2,762	(11)%

The decrease in interest and other expenses for the three-month period ended February 29, 2024, compared with the same period in the prior year, was primarily due to the decrease in finance charges due to financing the Surety Bond backstop agreement through the issuance of warrants in the prior period. The decrease in interest and other expenses was offset by increases in loss on induced conversions and note extinguishments resulted from additional note payments made in shares of common stock and warrants during the current period.

The decrease in interest and other expenses for the nine-month period ended February 29, 2024, compared to the same period in the prior year, was primarily due to a decrease in non-cash loss on derivatives and finance charges, partially offset by increases in loss on induced conversion and loss on note extinguishment. The decrease in loss on derivatives in the current nine-month period compared to the same period in the prior year is due to the issuance of fewer liability-classified warrants in the current period. The increase in loss on note extinguishment resulted from the Company retiring outstanding convertible debt by converting notes outstanding to common stock and warrants, and due to the final closing price of the related private placement being lower than the initial closing price. The increase in loss on induced conversion for the current nine-month period compared to the prior period resulted from the Company settling a larger balance of the outstanding convertible debt with common stock in the current period.

Liquidity and Capital Resources

As of February 29, 2024, we had a total of approximately $1.4 million in cash and $6.6 million in restricted cash and approximately $129.5 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to develop and seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of March 31, 2024, we have approximately 298.7 million shares of common stock available for issuance in new financing transactions.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities as well as with proceeds from issuance of convertible notes and related party notes payable. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities. The sale of equity and convertible debt securities to raise additional capital is likely to result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities or other debt or equity financing, the related transaction documents may contain covenants restricting its operations.

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

Cash

The Company’s cash and restricted cash position of approximately $1.4 million and $6.6 million, respectively, as of February 29, 2024, decreased by approximately $1.1 million and increased by approximately $0.1 million, respectively, when compared to the balance of $2.5 million and $6.5 million, respectively, as of May 31, 2023. This decrease was primarily the result of approximately $9.3 million in cash used in our operating activities, offset by approximately $8.3 million in cash provided by financing activities during the nine months ended February 29, 2024. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Nine months ended February 29,		Change
(in thousands)	2024	2023	$
Net cash (used in) provided by:
Net cash used in operating activities	$(9,332)	$(21,698)	$12,366
Net cash provided by/ used in investing activities	$—	$—	$—
Net cash provided by financing activities	$8,307	$28,577	$(20,270)

Cash used in operating activities

Net cash used in operating activities totaled approximately $9.3 million during the nine months ended February 29, 2024, representing an improvement of approximately $12.4 million compared to the nine months ended February 28, 2023. The decrease in the net amount of cash used was due primarily to a decrease in our net loss, primarily attributable to decreased G&A expense, and working capital fluctuations, all of which are highly variable. Refer to General and Administrative Expenses section for further discussion.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $8.3 million during the nine months ended February 29, 2024, a decrease of approximately $20.3 million compared to the nine months ended February 28, 2023. The decrease in net cash provided was primarily the result of raising less funds from private placements of common stock and warrants, partially offset by an increase in funds from the issuance of convertible notes.

Pre-launch inventories

The Company previously capitalized pre-launch inventories which were subsequently charged-off in October 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. For additional information, refer to Note 3, Inventories, net, in the 2023 Form 10-K.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of February 29, 2024, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $7.3 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of February 29, 2024, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $37.5 million.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	February 29, 2024
Issuable upon:
Warrant exercises	292.9
Convertible preferred stock and undeclared dividends conversion	36.3
Outstanding stock option exercises	22.9
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	16.4
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Reserved for private placement of common stock and warrants through a placement agent	43.3
Reserved for issuance of common stock and warrants related to note conversion	14.4
Total shares reserved for future uses	438.2
Common stock outstanding	989.9

As of February 29, 2024, we had approximately 321.9 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may be forced to file for bankruptcy protection, discontinue operations, or liquidate our assets.

Off-Balance Sheet Arrangements

As of February 29, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 3, Accounts Payable and Accrued Liabilities and Compensation, Note 4, Convertible Instruments and Accrued Interest, and Note 8, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 6 and 10 in Part II, Item 8 in the 2023 Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings described in Part I, Item 1, Note 8, Commitments and Contingencies – Legal Proceedings of this Form 10-Q. We are unable to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of February 29, 2024, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of approximately $33.1 million in the nine months ended February 29, 2024, and has an accumulated deficit of approximately $874.7 million as of February 29, 2024. These factors, among several others, including the various matters discussed in Note 8, Commitments and Contingencies, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab and a new or modified longer-acting therapeutic for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including performing additional clinical trials and seeking regulatory approval of its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors. See also Liquidity and Capital Resources above.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer concluded, based upon the evaluation described above, that as of February 29, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended February 29, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash balances are extremely low, requiring that we obtain substantial additional financing to satisfy our current payment obligations and to fund our operations, which continues to be difficult in light of the low trading price of our common stock.

As of March 31, 2024, we had an unrestricted cash balance of approximately $3.0 million and a reserved cash balance of approximately $6.6 million. We must continue to raise substantial additional funds in the near term to meet our payment obligations and fund our operations. Additional funding may not be available on acceptable terms or at all. In addition, as of March 31, 2024, we had approximately 298.7 million shares of common stock unreserved for other purposes and available for issuance in new financing transactions. We will need to use some of the additional authorized shares (or funds raised through the sale of such shares) to satisfy a portion of our outstanding accounts payable and accrued liabilities, which totaled approximately $72.6 million on February 29, 2024. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities, including: conducting a Phase II study evaluating the effects of leronlimab on chronic immune activation and inflammation; pursuing research and development of longer-acting molecules, including for the treatment and/or prevention of HIV; evaluating whether to conduct a combination pre-clinical study or monotherapy Phase 2b/3 clinical trial in MASH; and evaluating opportunities for pre-clinical and clinical studies in solid tumors in oncology and publishing data from previously conducted studies. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.16 per share on April 12, 2024) presents a significant challenge to our ability to raise additional funds. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

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

Our Chief Financial Officer is currently serving in an interim role. The loss, temporary loss, or transition of members of our senior management team or any other key employees may adversely affect our business.

During the past 24 months, we have experienced significant turnover among our senior executives, and currently have only three executive officers. Mitchell Cohen, the Company’s current Interim Chief Financial Officer, was appointed effective February 1, 2024. The Company’s Board of Directors intends to initiate a search for a long-term Chief Financial Officer at some point in the coming months, in collaboration with Mr. Cohen. If we are successful in recruiting one or more individuals to executive positions, the complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions and any disruptions that result are inherently difficult to manage and may cause uncertainty or a disruption to our business or increase the likelihood of turnover of other key officers and employees. Further, we may incur significant expenses related to any executive transition costs. Finding suitable replacements for senior management and other key employees can be difficult, and there is no assurance we will be successful in attracting or retaining qualified personnel.

Our success depends significantly on the individual and collective contributions of our senior management team and key employees. The individual and collective efforts of these employees are important as we continue our efforts to develop leronlimab. The loss of the services of a member of our senior management team or the inability to hire and retain key management personnel likely would have a material adverse effect on our business and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placements of Common Stock and Warrants through Placement Agent

In March and April 2024, the Company continued a private placement to accredited investors of units through a placement agent. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit will be equal to 90% of the lower of (i) the intraday volume weighted average price (“VWAP”) of the common stock as of the first closing on December 29, 2023, which was approximately $0.19 per share, and (ii) the intraday VWAP on the date of the final closing, which has not yet occurred. From March 23, 2024 through March 28, 2024, the Company received binding subscription agreements to purchase an estimated total of approximately 4.1 million units at a total purchase price of approximately $0.7 million, based on a price of $0.17 per unit.

The warrants to be issued to investors in the offering will be fully exercisable and will have a five-year term and an exercise price of $0.21 per share. The warrants will be exercisable in full when issued. Other than as described above, the terms of the warrants will be substantially similar to the form of warrant filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021.

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

Issuances of Shares in Convertible Note Exchange Transactions

In March 2024, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into a new note with an aggregate principal amount of $0.5 million. The new note was exchanged concurrently with issuance of a total of approximately 3.4 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transactions.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

10.1	Consulting Agreement between the Company and Rapid Deployment LLC.	X

10.2	Employment Agreement between the Company and Jacob P. Lalezari, M.D., dated January 26, 2024.		8-K	10.1	1/29/2024

31.1	Rule 13a-14(a) Certification by Principal Executive Officer of the Registrant.	X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer of the Registrant.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 15, 2024	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2024	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)