Form 10-K
period 2024-05-31
CytoDyn Inc.
filed 2024-08-15
CIK 1175680

;da k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $156,180 thousand as of November 30, 2023.

As of July 31, 2024, the registrant had 1,214,900 thousand shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2024

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risk factors identified in this annual report, including the matters set forth under the heading Risk Factors, any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information on current business plans. Forward-looking statements may include, among others, statements about leronlimab, its ability to provide positive health outcomes, the Company's ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales, and the strength of the Company’s leadership team. The Company's forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the diseases and conditions for which we are studying the product by the U.S. Food and Drug Administration (the “FDA”) and, potentially, drug regulatory agencies in various other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to recruit and retain key employees; (v) the Company’s ability to enter into partnership or licensing arrangements with third parties; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation and conduct of the Company’s clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process; (xiii) legal proceedings, investigations or inquiries affecting the Company or its products; (xiv) general economic and business conditions; (xv) changes in foreign, political, and social conditions; (xvi) stockholder actions or proposals with regard to the Company, its management, or its board of directors; and (xvii) various other matters, many of which are beyond the Company’s control.

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

PART I

Item 1.      BUSINESS

Corporate History/Business Overview

CytoDyn Inc. (the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002, under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a clinical-stage biotechnology company focused on the clinical development of innovative treatments for multiple therapeutic indications based on its product candidate, leronlimab (also referred to as PRO 140), a novel humanized monoclonal antibody targeting the C-C chemokine receptor type 5 (“CCR5”). The pre-clinical and early clinical development of PRO 140 was led by Progenics through 2011. The Company acquired the asset from Progenics in October 2012. In November 2018, the United States Adopted Names Council adopted “leronlimab” as the official nonproprietary name for PRO 140. The Company has conducted clinical trials of leronlimab as a viral entry inhibitor for human immunodeficiency virus (“HIV”), believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as Metabolic dysfunction-associated steatohepatitis (“MASH”), formerly known as nonalcoholic steatohepatitis (“NASH”). The CCR5 receptor may also be present on cells that undergo malignant transformation and in the tumor microenvironment. Studies of leronlimab have also been conducted in MASH and solid tumors in oncology, in addition to HIV, where CCR5 is believed to play an integral role.

Our principal business office is located at 1111 Main Street, Suite 660, Vancouver, Washington 98660. Our website can be found at www.cytodyn.com. We make available on our website, free of charge, the proxy statements and reports on Forms 8-K, 10-K, and 10-Q that we file with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. By making this and other references to the Company’s website, we do not intend to incorporate by reference any information posted on our website into this Form 10-K. The website should not be considered part of this Form 10-K.

The consolidated financial statements included in this Form 10-K include the accounts of CytoDyn Inc. and its wholly owned subsidiary CytoDyn Operations Inc.

Business Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for oncology and inflammation, as well as other potential indications, including but not limited to HIV and MASH.

Our current business strategy is the clinical development of leronlimab, which may include the following:

1.	Conducting a Phase II study of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer;
2.	Conducting a Phase II study exploring leronlimab and its effects on inflammation; and
3.	Continuing our work researching and developing a new or modified long-acting version of leronlimab.

Other programs that may be pursued include steatosis and liver fibrosis associated with MASH, either alone or as a combination therapy; and for metastatic triple-negative breast cancer with current standard of care, and/or exploring other trials with current standard of care and other cancer and immunologic indications.

We will need significant additional funding to execute the business strategy described above, including conducting additional pre-clinical studies and clinical trials, in furtherance of our efforts to obtain FDA approval to commercialize leronlimab. In addition to traditional fundraising the Company will pursue non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships, to help implement its strategy.

As further discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies - Inventories, and Note 3, Inventories, net, in this Form 10-K, the Company previously capitalized procured or produced pre-launch inventories in preparation for product launches. As of May 31, 2024, the Company has written-off the full $99.2 million of previously capitalized pre-launch inventories. Although these inventories have been written-off from an accounting perspective, they can be used in certain clinical contexts and could possibly be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going and future stability tests.

Recent Corporate Developments

On November 9, 2023, at the Company’s annual meeting, our stockholders voted in favor of an amendment to the Company’s Certificate of Incorporation to increase the total number of shares of common stock authorized for issuance from 1,350,000,000 shares to 1,750,000,000 shares.

On January 10, 2024, the Company entered into an agreement with an executive services firm to engage Mitchell Cohen to provide financial and accounting services to the Company as an independent contractor. On January 19, 2024, the Company’s Board of Directors approved the appointment of Mr. Cohen as the Company’s Interim Chief Financial Officer effective February 1, 2024. Mr. Cohen also serves as the Company’s principal financial officer and principal accounting officer.

On January 26, 2024, the Company entered into an employment agreement with Jacob P. Lalezari, M.D., under which he is serving as the Company’s Chief Executive Officer, effective as of January 26, 2024. Dr. Lalezari previously served as the Company’s Interim CEO beginning November 17, 2023. Dr. Lalezari is responsible for leading the Company’s corporate and product development, with a focus on short-term clinical development and related fundraising.

On April 3, 2024, the Company and Samsung BioLogics Co., Ltd. (“Samsung”) executed an agreement (the “Letter Agreement”), wherein the parties reached agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Letter Agreement resolves the Company’s obligations under the Master Services Agreement and related ancillary agreements first entered into between Samsung and the Company in or around April 2019 (collectively, the “Agreement”).

The Total Balance due as restructured under the Letter Agreement is $43,821,231.32. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is conditional, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined in the Letter Agreement. Under the Letter Agreement, the Company agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period. For additional information on the Samsung relationship, please see Part II, Item 8, Note 10, Commitments and Contingencies - Commitments with Samsung BioLogics Co., Ltd. (“Samsung”).

On June 27, 2024, the Audit Committee of the Board of Directors of CytoDyn Inc. (the “Company”) engaged Marcum LLP (“Marcum”) and appointed the firm as the Company’s independent registered public accounting firm, effective immediately, to perform audit services for the Company’s fiscal year ended May 31, 2024, and review services for the quarters ending August 31, 2024, November 30, 2024, and February 28, 2025. The appointment of Marcum followed the Audit Committee’s dismissal of BF Borgers CPA PC (“BF Borgers”), the Company’s prior independent accounting firm, on May 3, 2024.

On July 2, 2024, the Company and Amarex Clinical Research, LLC (“Amarex”), the Company’s former clinical research organization (“CRO”), entered into an agreement settling a lawsuit filed by the Company in October 2021 (the “Settlement Agreement”).

The terms of the Settlement Agreement include: (i) the payment by Amarex of $12,000,000 to the Company, of which $10,000,000 was paid on execution of the Settlement Agreement and the balance will be paid on or before July 2, 2025; (ii) the release of the Company’s surety bond posted in the lawsuit and the return of the Company’s cash collateral in the amount of $6,500,000 provided as security to the surety; (iii) the crediting of all amounts claimed by Amarex as due and payable for its CRO services, totaling approximately $14,000,000, reducing the Company’s outstanding balance to zero, with no funds required to be paid by the Company; and (iv) a mutual release of claims, resolving all legal claims between the parties.

Background: Leronlimab as a CCR5 Antagonist

CytoDyn is focused on developing leronlimab, a CCR5 receptor antagonist, to be used as a platform drug for various indications. The CCR5 receptor is a protein located on the surface of various cells, including white blood cells and cancer cells. On white blood cells, it serves as a receptor for chemical attractants known as chemokines. Chemokines are key orchestrators of cell trafficking by directing immune cells to the sites of inflammation. At the site of an inflammatory reaction, chemokines are released. These chemokines bind to the CCR5 receptor and cause the migration of T-cells to these sites, promoting further inflammation. The CCR5 receptor is also the co-receptor needed for the most common strains of HIV to infect healthy T-cells.

The mechanism of action (“MOA”) of leronlimab has the potential to modulate the movement of T-cells to inflammatory sites, which could be beneficial by diminishing overactive inflammatory responses. Leronlimab is a unique humanized monoclonal antibody. Leronlimab binds to the second extracellular loop and N-terminus of the CCR5 receptor, and due to its selectivity and target-specific mechanism of action, it does not appear to activate the immune function of the CCR5 receptor through agonist activity. This apparent target specificity differentiates leronlimab from other CCR5 antagonists. Leronlimab is a competitive rather than allosteric inhibitor of the CCR5 receptor.

Leronlimab prevents CCR5 tropic strains of HIV, which are the great majority of circulating viruses, from using the CCR5 receptor as a gateway to enter healthy cells. Pre-clinical research has also shown that leronlimab blocks calcium channel signaling of the CCR5 receptor when present on the cancer cell surface. This research suggests that calcium channel signaling of the CCR5 receptor is a crucial component to the spread of metastatic cancer. The CCR5 receptor has been identified as a potential therapeutic target in a variety of settings, including HIV, graft-versus-host disease (“GvHD”), MASH, Alzheimer’s disease, cancer metastasis, multiple sclerosis, traumatic brain injury, stroke recovery, and a variety of inflammatory conditions, including COVID-19. This could present the potential for multiple opportunities for leronlimab to provide benefit in a variety of clinical settings.

Leronlimab and Cancer

Research indicates that the CCR5 receptor works as a potential “GPS” system for cancer cells that promotes the spread of metastatic disease. Pre-clinical studies have shown that leronlimab blocks the calcium channel signaling of the CCR5 receptor and has the potential to disable this GPS system. CCR5 inhibition may disrupt signaling and ultimately the spread of CCR5+ Circulating Tumor Cells (“CTCs”). Most current therapies are directed to the primary tumor rather than the movement or spread of cancer in the bloodstream. However, it is metastatic disease and not the primary tumor that is the cause of death in most cancer patients.

Research has shown that CCR5 expression is increased in a number of solid tumors including breast, colon, prostate, and pancreatic cancer among others. Increased CCR5 expression has also been identified as an indicator of increased risk of progression in several cancers. Research has hypothesized that CCR5 may play a variety of roles in the progression of cancer. The first is that the CCR5 receptor on cancer cells potentially plays a role in the migration and invasion of cells into the bloodstream, which may lead to metastasis. The second is that blocking the CCR5 receptor on a group of immunosuppressive immune cells known as Regulatory T cells (Tregs) could turn on anti-tumor fighting properties thereby restoring immune function. A third observation is that blocking the interaction of CCR5 with a chemokine known as RANTES (also known as CCL5) has a potentially synergistic effect with chemotherapy in controlling cancer progression. Fourth, animal studies revealed a significant decrease in angiogenesis or new blood vessel formation following administration of leronlimab. Such new blood vessel formation is critically important for the growth of tumors. And lastly, it is hypothesized that leronlimab exerts an effect on tissue macrophages in the tumor microenvironment to repolarize these cells into anti-tumor fighting cells.

Glioblastoma Multiforme (“GBM”) Pre-Clinical Development

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

Metastatic Triple-Negative Breast Cancer Pre-Clinical Development

In late November 2018, CytoDyn received FDA approval of our IND submission and subsequently initiated a Phase 1b/2 clinical trial for metastatic Triple-Negative Breast Cancer (“mTNBC”) patients. We previously reported that a pre-clinical research study with leronlimab reduced the incidence of human breast cancer metastasis in a mouse xenograft model for cancer through six weeks with leronlimab by more than 98%. The temporal equivalency of this six-week study in mice may be up to six years in humans. In May 2019, the FDA granted Fast Track designation for leronlimab for use in combination with carboplatin to treat patients with CCR5+ positive mTNBC.

Metastatic Trial for Triple-Negative Breast Cancer Phase 1b/2 Trial

This trial evaluated the feasibility of leronlimab in combination with carboplatin in patients with CCR5+ mTNBC. This trial advanced from Phase 1b/2 to Phase 2. The Phase 2 trial was a single arm study to test the hypothesis that the combination of intravenous carboplatin and maximum tolerated dose of subcutaneous leronlimab will increase progression free survival. This study also evaluated the change in Circulating Tumor Cells as a potential prognostic marker for clinical efficacy. The first patient was treated in September 2019. Leronlimab, in combination with carboplatin was well-tolerated at all three dose levels of 350mg, 525mg, and 700mg. Leronlimab showed early signs of anti-tumor activity in patients with CCR5+ mTNBC and publication of the study results is pending.

Metastatic Triple-Negative Breast Cancer Compassionate Use Study

This was a single-arm, compassionate use study of leronlimab combined with a treatment of Physician’s Choice (“TPC”) in patients with CCR5+ mTNBC. Leronlimab was administered subcutaneously as a weekly dose of 350 mg until disease progression or intolerable toxicity. Based on our success in the Phase 1b/2 mTNBC trial with 350 mg dose, we were able to transition the compassionate use patients to 525 mg dose. TPC is defined as one of the following single-agent chemotherapy drugs administrated according to local practice: eribulin, gemcitabine, capecitabine, paclitaxel, nab-paclitaxel, vinorelbine, ixabepilone, or carboplatin. In this study, patients were evaluated for tumor response approximately every three (3) months or according to the institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline. This trial is no longer active, and publication of the results is pending.

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

Leronlimab and HIV

We believe that leronlimab shows promise as an antiviral agent with the potential advantage of lower toxicity and less frequent dosing requirements as compared to certain daily drug therapies currently in use for the treatment of HIV. Leronlimab belongs to a class of HIV therapies known as viral entry inhibitors that block HIV from entering and infecting specific cells. Leronlimab blocks HIV from entering a cell by binding to a receptor called CCR5, a normal cell surface receptor protein to which CCR5 tropic strains of HIV, referred to as “R5” strains, attach as part of HIV’s entry into a cell. Leronlimab binds to a precise site on CCR5 that R5 strains of HIV use to enter the cell and, in doing so, inhibits the ability of these strains of HIV to infect the cell. As a result, we believe leronlimab represents a distinct class of CCR5 inhibitors with advantageous virological and immunological properties and may provide a unique tool to treat HIV-infected patients. We plan to explore the potential for leronlimab to be used in PrEP if a longer acting version of subcutaneous leronlimab is successfully developed. This longer acting version could also potentially be used in combination with standard of care therapies to treat HIV patients.

We continue to believe leronlimab is positioned to add value to the HIV market, as an alternative, or in addition to current therapies, which are failing primarily due to patient non-compliance, which causes drug resistance. Several factors give rise to patient non-compliance issues, such as toxicity and side effects, coupled with the need for a strict daily dosing regimen. In 26 clinical studies previously conducted, leronlimab was generally well tolerated. In addition, there were no dose-limiting toxicities or patterns of drug-related toxicities observed during these trials. We believe the results of these trials establish that leronlimab’s antiviral activity is potent, rapid, prolonged, and dose-dependent. Because leronlimab’s MOA as a monoclonal antibody in HIV is a relatively new therapeutic approach, it provides a potentially advantageous method of suppressing the virus in treatment-experienced patients who have failed a prior HIV regimen and need new treatment options.

To date, leronlimab has been tested and administered to patients primarily as a subcutaneous injection once per week. We believe that if leronlimab is approved by the FDA for use in HIV, it could be an attractive and marketable therapeutic option for patients, particularly in the following scenarios:

●	Patients experiencing difficulties with existing treatment regimens due to side effects or medical co-morbidities;
●	Patients with difficulty adhering to daily drug regimens;
●	Patients who poorly tolerate existing therapies; and
●	Patients with compromised organ function, such as hepatoxicity or renal insufficiency.

In 2016, we initiated a pivotal Phase 2b/3 trial for leronlimab as a combination therapy with existing HAART drug regimens for highly treatment-experienced HIV patients. The trial was completed in February 2018 and achieved its primary endpoint with a p-value of 0.0032. Most of the patients who completed this trial transitioned to an FDA-cleared rollover study, as requested by the treating physicians, to enable them to have continued access to leronlimab. This pivotal trial was the basis for the Company’s BLA submission to the FDA which was subsequently withdrawn by the Company in October 2022. We also conducted a rollover study for HIV, as combination therapy, designed for patients who had successfully completed the Phase 2b/3 combination therapy trial and for whom the treating physicians requested a continuation of leronlimab therapy to maintain suppressed viral load. Some of the patients received four years of treatment in this extension arm prior to its termination.

Leronlimab and MASH

As previously noted, CytoDyn believes that the CCR5 receptor is a crucial component in inflammatory responses. Some disease processes that could potentially benefit from CCR5 blockade include transplantation rejection, neuroinflammation, chronic inflammation, cancer, and Metabolic Dysfunction-Associated Steatohepatitis (MASH). Due to leronlimab’s MOA, we believe leronlimab may have the potential for reduced side effects over other CCR5 antagonists and may be able to prevent the progression of Metabolic Dysfunction-Associated Steatotic Liver Disease (MAFLD) into MASH. MAFLD is an inflammatory disease caused by the build-up of fat in hepatocytes (steatosis). In severe cases, MAFLD progresses into MASH. MASH is a chronic liver disease characterized by the presence of hepatic inflammation and fibrosis. Patients with advanced fibrosis due to MASH are at significantly higher risk of liver-related mortality. It is estimated that 30% to 40% of adults in the United States have MAFLD, while 3% to 12% of adults in the United States have MASH. If left untreated, MASH may progress to hepatocellular carcinoma and is expected to become the leading cause of liver transplantation. Further, liver disease is one of the leading causes of non-AIDS-related death in HIV patients. The Company is identifying the next steps in clinical development to continue the investigation of leronlimab in the MASH indication.

In MASH, liver homeostasis is impaired due to an accumulation of toxic lipids which can activate both Kupffer cells (KCs) and tissue-resident macrophages, resulting in the production of fibrogenic cytokines and chemoattractant chemokines such as transforming growth factor-beta (TGF-β) and monocyte chemoattractant protein1 (MCP1). Not only do these cytokines/chemokines promote differentiation of hepatic stellate cells (HSCs) into myofibroblasts (the primary source for fibrillary collagens), but they also amplify the immune response by recruiting additional cells into the damaged area. Recruitment of extra-hepatic inflammatory cells to the site of hepatic injury is typically mediated by interactions between cytokines/chemokines and their receptors. It has also been shown that patients with MASH also have high levels of CCR5 and the associated ligand, CCL5, thus demonstrating a potential role of CCR5 and its ligands in liver fibrosis.

MASH Pre-Clinical Development

The potential for leronlimab in the treatment of MASH was demonstrated in a pre-clinical model of fatty liver disease. Immunodeficient, NOD-SCID Gamma (NSG) mice were fed a high fat, MASH-inducing diet, transplanted with human stem cells to repopulate the deficient immune system, and treated with leronlimab. Sixteen (16) male NOD.Cg-Prkdcscid Il2rgtm1Wjl/SzJ, commonly known as the NOD scid IL2 receptor gamma knockout mice (NSG), were first humanized by intravenous inoculation with normal human umbilical cord blood cells (105). After 5 weeks on normal mouse chow, mice were successfully humanized, demonstrating >25% human CD45 cells in peripheral blood. Mice were switched to high fat (52%) high cholesterol (1.25%) diet (FPC diet: fructose, palmitate, cholesterol, trans-fat; Envigo-Teklad TD.160785). Leronlimab and control antibody (normal human IgG, Sigma) were administered i.p. at a dose of 2mg i.p. twice weekly, n=8 mice/group. The results showed that leronlimab inhibited fatty liver development, a key characteristic of early-stage MASH, such that treatment of humanized NSG mice with leronlimab caused a three-fold reduction in hepatic steatosis compared to control in an animal model of high fructose, high palmitate, high cholesterol diet.

MASH Phase 2a Exploratory Study

The Company has reported clinical data from patients with MASH from the CDI-MASH01 trial which was designed as a multi-center Phase 2a study and was subsequently converted into an exploratory study to evaluate the dose, efficacy, and safety of leronlimab at 350 mg and 700 mg, versus placebo. The study also included an expansive biomarker program designed to inform future clinical trials and to more fully understand leronlimab’s mechanism of action within the MASH setting. CDI-MASH01 was conducted in two parts. Part 1 of the study was designed to assess the efficacy of leronlimab 700 mg (n=22) in improving measurements of liver steatosis and liver fibro-inflammation in adult patients diagnosed with MASH compared to placebo (n=28). Part 2 was subsequently added to assess leronlimab 350 mg in improving these same measurements in adult patients diagnosed with MASH (n=22). In Part 1 of the study, eligible subjects were randomized 1:1 to one of the two study arms to receive either leronlimab 700mg (Group A), or placebo (Group B), given once per week (±1day) at the study site for up to 13 weeks during the treatment period. In Part 2 of the study, eligible subjects were enrolled using the same inclusion and exclusion criteria to Part 1 and received open-label leronlimab 350 mg given once per week (±1day) at the study site for up to 13 weeks during the treatment period. The primary efficacy objective was percent change from baseline in hepatic fat fraction, as assessed by magnetic resonance imaging-derived proton density fat fraction (MRI-PDFF) at week 14. The secondary efficacy objective was absolute change from baseline in fibro-inflammatory activity in the liver as assessed by MRI-corrected T1 imaging (MRI-cT1) at week 14. MRI-cT1 is obtained by multiparametric magnetic resonance imaging of the liver and is a quantitative metric for assessing a composite of liver inflammation and fibrosis, expressed in milliseconds (msec). MRI-PDFF is being studied as an imaging surrogate endpoint for the fat density in the liver. MRI-cT1 is being studied as an imaging surrogate endpoint for hepatic fibro-inflammation. This is a critical unmet need in the MASH space, as many agents have been unable to show reductions in fibro-inflammation despite reductions in hepatic steatosis.

All analyses performed are being treated as exploratory. Treatment with leronlimab was well tolerated in both Part 1 and Part 2 compared to placebo. In Part 1 of the study, leronlimab 700 mg did not reduce mean change in PDFF and cT1 from baseline to week 14 vs. placebo. In Part 2, leronlimab 350 mg reduced mean change in PDFF and cT1 from baseline to week 14 vs. the placebo group from Part 1, despite increased degree of baseline fibro-inflammation. In the combined group of patients with moderate (≥ 875 msec) and severe (≥ 950 msec) cT1 values at baseline, leronlimab 350 mg reduced cT1 from baseline to week 14 vs. placebo. The study has been completed and publication of the results is pending.

Leronlimab and Other Immunological Applications

SARS-CoV 2 was identified as the cause of an outbreak of respiratory illness first detected in Wuhan, China. The virus is highly contagious and has developed several variants. COVID-19 disease typically transmits person to person through respiratory droplets, commonly resulting from close personal contact. Coronaviruses are a large family of viruses, some causing illness in people and others that circulate among animals. For confirmed SARS-CoV2 infections, symptoms have included fever, cough, and shortness of breath, amongst many others. The symptoms of COVID-19 may appear in as few as two days or as long as 14 days after exposure. Clinical manifestations in patients have ranged from non-symptomatic to severe and fatal.

Based upon analyses of potential effects of leronlimab on the immune system and the results from over 60 Emergency Investigation New Drug (“EIND”) authorizations provided by the FDA, the Company conducted and completed two clinical trials in the United States for COVID-19 starting in fiscal 2020 and ending in fiscal 2022. Subsequently, the Company paused two additional clinical COVID trials in Brazil which commenced during fiscal 2022. Further, the Company withdrew its COVID-19 IND with the FDA, and the FDA put the COVID-19 program on a full clinical hold in March 2022. If CytoDyn were to continue to pursue the COVID-19 indication, we believe that subgroup analyses from our previous trials may inform the design of future clinical trials investigating leronlimab for the treatment of COVID-19.

Pre-Clinical Development of Long-Acting CCR5 Antagonist

In March 2023, the Company entered into a joint development agreement with a third-party generative AI drug discovery and development company to develop one or more longer-acting molecules. The Company believes working with a partner with AI capabilities will result in the expedited development of a modified, longer-acting therapeutic, and could lead to greater acceptance by patients due to the requirement for less frequent injections. The services provided by the third party may yield extended intellectual property protection, thereby increasing the value of the Company’s patent portfolio. In December 2023, the Company received various iterations of potential long-acting therapeutics, on which the Company will be performing assays to determine the suitability and feasibility of the long-acting therapeutic candidates for further development.

If successful, such a modified therapeutic would require less frequent injections for patients on drug, furthering the convenience and overall marketability of the product. Working with a company with established AI-capabilities allows for a robust development path for this modified, longer-acting therapeutic for the Company. This joint development initiative remains in progress at this time and the Company will provide further updates when appropriate.

We are focused on developing leronlimab, a CCR5 receptor antagonist, to be used as a platform drug for various indications. The CCR5 receptor is a protein located on the surface of various cells including white blood cells and cancer cells. On white blood cells, it serves as a receptor for chemical attractants known as chemokines. Chemokines are the key orchestrators of leukocyte trafficking by attracting immune cells to the sites of inflammation. At the site of an inflammatory reaction, chemokines are released. These chemokines are specific for CCR5 and cause the migration of T-cells to these sites promoting further inflammation. The CCR5 receptor is also the co-receptor needed for certain strains of HIV to infect healthy T-cells.

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

We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. Absent patent protection, others may attempt to make and use the leronlimab antibody for uses not covered by later patent filings, such as attempts to produce and sell the leronlimab antibody as a research reagent and/or as a component for use in diagnostics. However, the formulation composition patent protection remains viable, and third parties face additional regulatory hurdles together with CytoDyn’s various method patents with respect to any contemplated attempts to commercialize leronlimab for therapeutic indications. We currently anticipate, absent patent term extension, that patent protection relating to the leronlimab antibody itself started to expire in 2023, the leronlimab concentrated protein formulation will start to expire in 2031, certain methods of using leronlimab for treatment of HIV will start to expire on or before 2035, certain methods of using leronlimab for cancer indications if granted will start to expire in 2040, certain methods of using leronlimab for treatment of COVID-19 will start to expire in 2040, and certain methods of using leronlimab for treatment of MASH if granted will start to expire in 2043.

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

Patents and data exclusivity are different concepts, protect different subject matter, arise from different efforts, and have different legal effects over different time periods. Information with respect to our current patent portfolio as of May 31, 2024 is as follows:

				Number of Patent
	Number of Patents			Applications
	U.S.	International	Expiration Dates(1)	U.S.	International
Leronlimab (PRO 140) product candidate(2)	3	16	2024-2032	3	3
Methods of treatment by indication (e.g., HIV-1; COVID-19; GvHD) (2)	3	—	2036-2040	3	5
Methods of treatment – Cancer, MASH (formerly, NASH)	—	—	2032-2033	3	30
(1)	Patent term extensions and pending patent applications may extend periods of patent protection.
(2)	Leronlimab (PRO 140) patents and applications relate to the antibody and formulations.

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

The FDA must approve product candidates for therapeutic indications before they may be marketed in the United States. For biological products, such as our product candidate, leronlimab, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	completion of pre-clinical laboratory tests, animal studies, and formulation studies according to good laboratory practices, or GLP, regulations, or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
●	approval by an independent institutional review board, (“IRB”), or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCPs”), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	review of the BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and
●	FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a REMS, and any post-approval studies required by the FDA.

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

●	Fast Track Designation. The sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
●	Breakthrough therapy designation. To qualify for the breakthrough therapy designation, product candidates must be intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. Features of breakthrough therapy designation include intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review, and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. In addition, specific statutory provisions provide for priority review for various types of applications. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. FDA may grant accelerated approval to a product that treats a serious condition, generally provides a meaningful advantage over available therapies, and has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires, as a condition for accelerated approval, pre-submission of promotional materials.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Emergency Use Authorizations

The FDA has the authority to permit the use of unapproved medical products following a determination of a public health emergency (“PHE”) by the Secretary of Health and Human Services (the “Secretary”) and a declaration by the Secretary that circumstances exist justifying the authorization of emergency use of particular types of medical products to respond to the PHE. Once the Secretary has made the requisite determination and declaration, the FDA may issue Emergency Use Authorizations (“EUAs”), for specific unapproved medical products if the following statutory criteria have been met: (1) the pathogen that is the subject of the PHE can cause a serious or life-threatening condition; (2) based on the totality of the scientific evidence available, it is reasonable to believe that (i) the product may be effective in preventing or treating such condition, and (ii) the known and potential benefits of the product outweigh the known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

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

Review and Approval of BLAs

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency, and purity of the investigational product to the satisfaction of the FDA. The fee required for the submission of an NDA or BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2024 this application fee is approximately $4.0 million), and the sponsor of an approved BLA is also subject to an annual program fee, approximately $0.4 million per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

The FDA conducts a preliminary review of all BLAs within 60 days of receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. In the event that the FDA determines that a BLA does not satisfy this standard, it will issue a Refuse to File (“RTF”), determination to the applicant. Typically, an RTF for a BLA will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information, or analyses needed to evaluate safety, purity, and potency or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

Additionally, the FDA may refer a BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”), if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS and the FDA will not approve the BLA without a REMS.

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

At the state level, laws require companies to safeguard personal information and take action in the event of a data breach (e.g., notifying governmental authorities and data subjects). State attorney generals have been active in using their consumer protection authority to investigate companies’ data security practices. A number of states have passed laws governing data privacy and many others have similar legislation under consideration. Although many of these laws contain exceptions for certain health data, these exceptions are not comprehensive. All of these laws give rights to residents in their states and require businesses to take certain actions with respect to those rights (similar to the General Data Protection Regulation in effect in the EU, but with notable differences).

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

Phase 3 studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2 and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually involve significantly larger groups of patients, and considerable additional expense. We were required to pay significant fees to third parties upon the first patient dosing in a Phase 3 trial of leronlimab, and we may be required to make additional fee payments to third parties upon the completion of additional milestones. Refer to Part II, Item 8, Note 10, Commitments and Contingencies - PRO 140 Acquisition and Licensing Arrangements, for further information.

Manufacturing

We do not own or operate manufacturing facilities to produce leronlimab or perform chemistry, manufacturing, and controls (“CMC”) related activities. As such, we must depend on third-party manufacturing organizations and suppliers for all of our CMC activities. We continue to explore alternative CMC partners and sources to obtain access to adequate resources to support our CMC efforts for leronlimab in a cost-efficient manner.

We previously engaged two global contract manufacturing organizations (“CMOs”), to initiate the scale-up to commercial batch quantities of product and develop the necessary controls and specifications to manufacture product on a consistent and reproducible manner. We also contracted with suitable CMO(s) to fill, finish, label, and package product into the final commercial package for commercial use. In order to commercialize product, this scaled-up material will need to be validated under best practices and demonstrated to meet approved specifications on an ongoing basis. GMP material will be produced as needed to support clinical trials for all therapeutic indications and until commercial product is approved by the FDA. We will continue to rely on active CMO relationships for all of our developmental and commercial needs. As noted above under “Recent Corporate Developments”, we terminated our relationship with Samsung in April 2024 and currently maintain one active CMO relationship. We will continue to evaluate the need for any additional CMO services and/or relationships, as well as the potential use of our remaining pre-launch inventories described under the heading “Business Overview” above.

Research and Development Costs

The Company’s research and development expenses totaled approximately $7.2 million and $2.6 million for the fiscal years ended May 31, 2024, and 2023, respectively.

Properties

We lease the space at which our principal executive offices are located at a monthly cost of approximately $15.6 thousand. We do not own or lease any other properties.

Employees and Human Capital Resources

As of August 15, 2024, we had nine full-time employees, as well as a number of independent consultants, including our interim Chief Financial Officer and other individuals assisting us with the Company’s regulatory, quality, and medical matters. Our research and development team is geographically dispersed throughout the United States. CytoDyn is committed to pay equity regardless of gender or race/ethnicity. We invest in our workforce by offering competitive salaries and benefits. We may award stock options or other stock-based awards to selected employees and consultants under our equity incentive plan. We also offer various benefits to all eligible employees, including health care coverage and a 401(k) plan. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. There can be no assurance, however, that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

Item 1A.      RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in this section, which represent challenges we face in our efforts to successfully implement our strategy. You should carefully consider the risks described below in addition to other information set forth in this Form 10-K, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes in Part II, Item 8. These risks, some of which have occurred and any of which may occur, alone or in combination with other events or circumstances in the future, may have a material adverse effect on our business, financial condition, cash flows, results of operations, or the trading price of our common stock. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future. Therefore, historical financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

●	Our cash reserves are low and we do not expect to receive substantial, if any, revenues for the foreseeable future, such that we will need to raise additional financing to fund our ongoing operations and manage our payment obligations, which financing continues to be difficult to secure in light of the low trading price of our common stock.
●	We are a clinical stage biotechnology company with a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve profitability.
●	The amount of financing we require will depend on various factors, many of which are beyond our control. Our results of operations, financial condition, and stock price are likely to be adversely affected if we are unable to obtain additional funding on improved terms compared to previous financings.
●	Our future cash requirements may differ significantly from our current estimates.
●	Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot find adequate financing.
●	We have written off the value of our pre-launch inventories of leronlimab and related raw materials, the costs of which were previously capitalized, and may be unable to use all or a portion of those inventories in the development of our product candidate.

Risks Related to Our Ability to Maintain Effective Operational and Internal Controls Environment

●	The recruitment and retention of skilled directors, executives, employees and consultants may be difficult and expensive, may result in dilution to our stockholders, and any failure to attract and retain such individuals may adversely affect our drug development and commercialization activities.
●	The loss, temporary loss, or transition of members of our senior management team or any other key employees may adversely affect our business.
●	If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.
●	Our information technology systems could fail to perform adequately or experience data corruption, cyber-based attacks, or network security breaches.

Risks Related to Legal Proceedings

●	Our business, operating results, and financial condition could be negatively affected as a result of litigation and other demands made by stockholders.
●	The class-action litigation filed against us could harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.
●	We are subject to oversight by the SEC, FDA, and other regulatory agencies. Investigations and proceedings by those agencies may divert management’s focus and have a material adverse effect on our reputation and financial condition.
●	We face risks and uncertainties related to litigation and other claims.

Risks Related to Development and Commercialization of Our Drug Candidate

●	Certain agreements and related license agreements require us to make significant milestone, royalty, and other payments, which will require additional financing and, in the event we do commercialize leronlimab, will decrease the revenues we may ultimately receive on sales. To the extent that such milestone, royalty and other payments are not timely made, the counterparties to such agreements in certain cases have repurchase and termination rights thereunder with respect to leronlimab.
●	If we are unable to obtain all required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition, and stock price.
●	We are substantially dependent on the success of leronlimab. If we, either alone or with collaborators, are unable to complete the clinical development of, obtain and maintain marketing approval for, or successfully commercialize leronlimab, including with respect to adequate coverage and reimbursement, or if we continue to experience significant delays in doing so, our business will be harmed.
●	Our competitors may develop drugs that are more effective, safer, and less expensive than ours.
●	We may not be able to identify, negotiate, and maintain the strategic alliances necessary to develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.
●	Known third-party patent rights could delay or otherwise adversely affect our planned development and sale of leronlimab. We have identified but not exhaustively analyzed other patents that could relate to our proposed products.

Risks Related to Our Dependence on Third Parties

●	We have a limited number of internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.
●	We may continue to rely on third parties, such as CROs and third-party manufacturers, to conduct clinical trials for our product candidate, leronlimab, and to produce our pre-clinical and clinical product candidate supplies. Such third parties are subject to significant regulation. A failure by such third parties to perform their obligations properly and successfully to us, or failure of manufacturers on which we rely to meet regulatory requirements, may result in our inability to obtain regulatory approvals for or commercialize our product candidate.

Risks Related to Our Intellectual Property Rights

●	Our success depends upon our ability to obtain and maintain intellectual property protection relating to our product candidate and future product candidates.
●	If we are sued for infringing on third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business. We may also undertake infringement or other legal proceedings against third parties, causing us to spend resources on litigation and exposing our own intellectual property portfolio to challenge.

●	We may become involved in disputes with our present or future contract partners over intellectual property ownership or other matters, which could have a significant adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	Our common stock is classified as “penny stock” and trading of our shares may be restricted by the SEC’s penny stock regulations.
●	The trading price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.
●	Since our inception, we have been insolvent and have required debt and equity financing to maintain operations. We expect our debt service obligations and our need for additional funding to finance operations will cause additional dilution to our existing stockholders and could adversely affect the trading price of our common stock.
●	Our certificate of incorporation permits our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
●	Anti-takeover provisions of our certificate of incorporation, our bylaws, and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult, and may prevent attempts by our stockholders to replace or remove the current members of our Board and management.
●	We do not expect to pay cash dividends on our common shares for the foreseeable future.

Risks Related to Our Financial Position and Need for Additional Capital

Our cash reserves are low and we do not expect to receive substantial, if any, revenues for the foreseeable future, such that we will need to raise additional financing to fund our ongoing operations and manage our payment obligations, which financing continues to be difficult to secure in light of the low trading price of our common stock.

As of July 31, 2024, we had an unrestricted cash balance of approximately $26.3 million and no reserved cash balance. We must continue to raise additional funds in the near term to meet our payment obligations and fund our operations. Additional funding may not be available on acceptable terms or at all. In addition, as of July 31, 2024, we had approximately 202.2 million shares of common stock unreserved for other purposes and available for issuance in new financing transactions. Our outstanding accounts payable and accrued liabilities totaled approximately $16.7 million on July 31, 2024. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities, including: conducting a Phase II study of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer; conducting a Phase II study evaluating the effects of leronlimab on chronic immune activation and inflammation; pursuing research and development of longer-acting molecules; evaluating whether to conduct a combination pre-clinical study or monotherapy Phase 2b/3 clinical trial in MASH; and evaluating other opportunities for pre-clinical and clinical studies and publishing data from previously conducted studies. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.14 per share on July 31, 2024) presents a significant challenge to our ability to raise additional funds. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

We are a clinical stage biotechnology company with a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve profitability.

We have not generated revenue from product sales, licensing, or other income opportunities to date. Since our inception, we have incurred operating losses each year due to costs incurred for research and development activities and general and administrative expenses related to our operations. We expect to incur losses for the foreseeable future, with no or only minimal revenues as we continue to pursue development of, and seek regulatory approvals for, leronlimab. If leronlimab fails to gain regulatory approval, or if it or other drug or biologic candidates we may acquire or license in the future do not achieve approval or market acceptance, we will not be able to generate revenue or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate revenue or if we are unable to fund our continuing operations, our stockholders could lose a portion or all of their investments.

The amount of financing we require will depend on various factors, many of which are beyond our control. Our results of operations, financial condition, and stock price are likely to be adversely affected if we are unable to obtain additional funding on improved terms compared to previous financings.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the costs of preparing required regulatory submissions, as well as any clinical trial programs and pre-clinical studies we may pursue and other development activities conducted by us directly,
●	the costs involved with our CMC activities,
●	the satisfaction of payment obligations we have already incurred,
●	the costs and timing of obtaining regulatory approvals and making related milestone payments to third parties with whom we have licensing or similar agreements,
●	the costs of filing, prosecuting, maintaining, and enforcing patents and other intellectual property rights and defending against potential claims of infringement,
●	the costs associated with hiring and retaining needed scientific and administrative employees, advisors, and consultants,
●	the cost of legal and other professional advisors needed to support our development efforts, responsibilities as a public reporting company, regulatory compliance and investigations, and legal proceedings,
●	the costs of compliance with laws, regulations, or judicial decisions applicable to us, and
●	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

If any of these factors cause our funding needs to be greater than expected, our continued operations, financial condition, and stock price may be adversely affected.

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

Our auditors issued an opinion, which includes a going concern explanatory paragraph, in connection with the audit of our annual consolidated financial statements for the fiscal year ended May 31, 2024. A going concern paragraph in an audit opinion means that there is substantial doubt that we can continue as an ongoing business for the 12 months from the date the consolidated financial statements are issued. If we are unable to continue as an ongoing business, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

We have written off the value of our pre-launch inventories of leronlimab and related raw materials, the costs of which were previously capitalized, and may be unable to use all or a portion of those inventories in the development of our product candidate.

Pre-launch inventories consist of costs of raw materials and work-in-progress related to our product candidate leronlimab. As of May 31, 2024, our inventories had been written off in full for accounting purposes. Although a portion of the inventories that were written off continue to be physically maintained and currently may be eligible for use in certain clinical contexts, we may be unable to use all of these inventories in the development of our product candidate.

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

Our business depends on the skills, performance, and dedication of our officers and key scientific and technical advisors, as well as our directors. All of our current scientific advisors are independent contractors and are either self-employed or employed by other organizations. As a result, they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to provide services to us in a timely manner. We likely will need to recruit additional directors, executive management, employees, and advisors, particularly scientific and technical personnel. In addition, there is currently intense competition for skilled directors, executives, and employees with relevant scientific and technical expertise, and this competition is likely to continue. We compete for these qualified personnel against companies with greater financial resources than ours. These recruitment and retention efforts likely will require additional financial resources. To successfully recruit and retain qualified employees, we will need to offer a combination of salary, cash incentives, and equity compensation. Future issuances of our equity securities for compensatory purposes will dilute existing stockholders’ ownership interests and reduce the shares available for future funding transactions. If we are unable to attract and retain individuals with relevant scientific, technical, and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our operations and financial condition.

The loss, temporary loss, or transition of members of our senior management team or any other key employees may adversely affect our business.

During the past 24 months, we have experienced significant turnover among our senior executives, and currently have only three executive officers. Jacob Lalezari, M.D., our current Chief Executive Officer, entered into an employment agreement with us in January 2024 that can be terminated by either party at any time. Mitchell Cohen, our current Interim Chief Financial Officer, was appointed effective February 1, 2024, pursuant to an agreement with Rapid Deployment LLC d/b/a InterimExecs, under which he serves as an independent contractor. The agreement may be terminated at any time by either party upon 30 days’ advance notice in writing. The Board plans to initiate a search for a long-term Chief Financial Officer as soon as practicable in collaboration with Mr. Cohen. If we are successful in recruiting one or more additional individuals to executive positions, the complexity inherent in integrating a new key member of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions and any disruptions that result are inherently difficult to manage and may cause uncertainty or a disruption to our business or increase the likelihood of turnover of other key officers and employees. Further, we may incur significant expenses related to any executive transitions. Finding suitable replacements for senior management and other key employees can be difficult, and there is no assurance we will be successful in attracting or retaining qualified personnel.

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

If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

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

The class-action litigation filed against us could harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.

The securities class action lawsuits filed against the Company in March 2021 have exhausted certain coverage allowances under the Company’s D&O insurance applicable to the relevant time period. This litigation, whether or not successful, may require us to incur substantial costs, which could harm our business and financial condition. During the course of litigation, negative public announcements regarding the results of hearings, motions, or other interim proceedings or developments may occur, which could have a further negative effect on the market price of our common stock. Refer to Part II, Item 8, Note 10, Commitments and Contingencies – Securities Class Action Lawsuits in this Form 10-K for further information.

We are subject to oversight by the SEC, FDA, and other regulatory agencies. Investigations and proceedings by those agencies may divert management’s focus and have a material adverse effect on our reputation and financial condition.

We are subject to the regulation and oversight by the SEC and state regulatory agencies, in addition to the FDA and other federal regulatory agencies. As a result, we may face legal or administrative proceedings by these agencies. We have received subpoenas from the SEC and the U.S Department of Justice (the “DOJ”) requesting documents and information concerning, among other matters, leronlimab, our public statements regarding the use of leronlimab as a potential treatment for COVID-19, HIV, and triple-negative breast cancer, related communications with the FDA, investors, and others, litigation involving former employees, our retention of investor relations consultants, and trading in our securities. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both our former CEO, Nader Z. Pourhassan, and Kazem Kazempour, CEO of Amarex, our former CRO. That same day, the SEC announced charges against both Mr. Pourhassan and Mr. Kazempour for alleged violations of federal securities laws. The Company is cooperating fully with the DOJ and SEC investigations. We are unable to predict the effect of any governmental investigations on our business, financial condition, or reputation. In addition, publicity surrounding any investigation, even if ultimately resolved favorably, could have a material adverse effect on our business. Refer to Part II, Item 8, Note 10, Commitments and Contingencies – Legal Proceedings in this Form 10-K for further information.

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

Under agreements we have with Progenics Pharmaceuticals, Inc. (“Progenics”) and Lonza Sales AG (“Lonza”), as well as a Development and License Agreement (the “PDL License”) between Protein Design Labs (now AbbVie Inc. (“AbbVie”)) and Progenics, we are required to pay significant milestone payments, license fees for “system know-how”

technology, and royalties related to leronlimab upon the occurrence of specified events. To make these milestone and license payments, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of future sales, if any. To the extent that such milestone payments and royalties are not timely made, under their respective agreements, Progenics has certain repurchase rights relating to the assets sold to us, and AbbVie has certain termination rights relating to our license of leronlimab under the PDL License. Refer to Part II, Item 8, Note 10, Commitments and Contingencies – PRO 140 Acquisition and Licensing Arrangements in this Form 10-K for further information.

If we are unable to obtain all required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition, and stock price.

Clinical testing is expensive, difficult to design and implement, may take many years to complete, and its outcome is uncertain. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market a drug candidate as prescription pharmaceutical products in the United States until we receive approval from the FDA, or in foreign markets until we receive the requisite approval from comparable regulatory authorities in foreign countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy, and extensive pharmaceutical development to ensure its quality before approval. Regulatory authorities in other jurisdictions impose similar requirements. Of the substantial number of drugs in development, only a small percentage are approved for commercialization. Receipt of necessary regulatory approval for the use of leronlimab for one or more indications is subject to a number of risks which include, among others:

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

We are substantially dependent on the success of leronlimab. If we, either alone or with collaborators, are unable to complete the clinical development of, obtain and maintain marketing approval for, or successfully commercialize leronlimab, including with respect to adequate coverage and reimbursement, or if we continue to experience significant delays in doing so, our business will be harmed.

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

The biopharmaceutical industry is competitive, and our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of product candidates. For example, new or improved therapies in the oncology and immunology arenas are the subject of frequent announcements. If approved for marketing by the FDA, depending on the approved clinical indication, leronlimab may be competing with existing and future treatments. Our competitors may:

●	develop drug candidates and market drugs that increase the levels of safety or efficacy that our product candidate will need to show to obtain regulatory approval,
●	develop drug candidates and market drugs that are less expensive or more effective than ours,
●	commercialize competing drugs before we or our partners can launch any products we are working to develop,
●	hold or obtain proprietary rights that could prevent us from commercializing our products, and
●	introduce therapies or market drugs that render our product candidate obsolete.

We expect to compete against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies, and other public and private research organizations. These competitors, in nearly all cases, operate research and development programs that have greater financial resources than we do. Our competitors also have greater experience in:

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

Risks Related to Our Dependence on Third Parties

We have a limited number of internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.

We have few employees dedicated to quality control and CMC activities. We rely and intend to continue to rely on third parties to supplement many of these critical functions. If we commence additional clinical trials, we will contract with third-party, full-service CROs to manage our trials. As a result, we are likely to be dependent on consultants and strategic partners in our development activities, and it may be administratively challenging for us to monitor and coordinate these relationships. If we do not appropriately manage our relationships with third parties, we may not be able to successfully manage development, testing, and preparation of regulatory filings for our product or commercialize any approved product, which would have a material and adverse effect on our business, financial condition, and stock price.

We may continue to rely on third parties, such as CROs and third-party manufacturers, to conduct clinical trials for our product candidate, leronlimab, and to produce our pre-clinical and clinical product candidate supplies. Such third parties are subject to significant regulation. A failure by such third parties to perform their obligations properly and successfully to us, or failure of manufacturers on which we rely to meet regulatory requirements, may result in our inability to obtain regulatory approvals for or commercialize our product candidate.

We are dependent on third parties for important aspects of our product development strategy. We do not have the required financial and human resources to independently conduct the pre-clinical and clinical development of our current product candidate. We also do not have the capability or resources to manufacture, store, market or sell our current product candidate. As a result, we contract with and rely on third parties to perform such essential functions. We compete with larger companies for the resources of these third parties. Although we plan to continue to rely on these third parties to conduct any future clinical trials and manufacturing, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol and adheres to the FDA’s regulations regarding Good Laboratory Practice and that the manufacturing of our product complies with the FDA’s current good manufacturing practices (“cGMP”) enforced through its facilities inspection program. Moreover, we are required to comply with regulations and standards, including good clinical practices, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The third parties on whom we rely generally may terminate their engagements with us at any time. If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain, process, and analyze is compromised for any reason, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, future clinical trials that we may undertake may experience delays or may fail to meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our pre-clinical development activities or clinical trials may be extended, delayed, suspended, or terminated. If any of these events occur, or if problems develop in our relationships with third parties, or if such parties fail to perform as expected, we may experience delays or lack of progress, significant cost increases, changes in our strategies, and even failure of our product initiatives, potentially resulting in our inability to obtain regulatory approval of our product candidate and harming our reputation.

Risks Related to Our Intellectual Property Rights

Our success depends upon our ability to obtain and maintain intellectual property protection relating to our product candidate and future product candidates.

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

If we are sued for infringing on third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business. We may also undertake infringement or other legal proceedings against third parties, causing us to spend resources on litigation and exposing our own intellectual property portfolio to challenge.

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

If a third party claims our actions or products or technologies infringe on its patents or other proprietary rights, we could face a number of issues that could harm our competitive position, including, but not limited to:

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

We may come to believe that third parties are infringing on our patents or other proprietary rights. To prevent infringement or unauthorized use, we may need to file infringement and/or misappropriation suits, which are expensive and time-consuming and would distract management’s attention. Also, in an infringement or misappropriation proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both, in which case third parties may be able to use our technology without paying license fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From June 1, 2023, through July 31, 2024, the market price of our common stock has fluctuated from a high of $0.42 per share to a low of $0.13 per share. The volatile nature of our common share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation, and perception, all of which may be independent of fundamental, objective, and intrinsic valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common stock is quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

Since our inception, we have been insolvent and have required debt and equity financing to maintain operations. We expect our debt service obligations and our need for additional funding to finance operations will cause additional dilution to our existing stockholders and could adversely affect the trading price of our common stock.

Since our inception, we have not achieved cash flows from revenues sufficient to cover basic operating costs. As a result, we have relied heavily on debt and equity financing. Equity financing, including securities convertible into equity, in particular has had a dilutive effect on our common stock, which has hampered our ability to attract reasonable financing terms.

The terms of our convertible note financings require us to make periodic debt repayments to reduce the outstanding balance of our debt. As a result, we likely will be required to use a significant portion of our available cash to satisfy our payment obligations, which will reduce the amount of capital available to finance our operations and other business activities. We expect to continue to seek to exchange all or part of our outstanding debt for shares of common stock. If the Company enters into any future exchange offers, they will likely be negotiated at a discount to the market price of our common stock and will cause additional dilution to our existing stockholders. If the convertible noteholders sell the common stock they receive in exchange for outstanding debt, this could result in downward pressure on our stock price. In addition, the exercise of our outstanding warrants and stock options for shares of our common stock, which we have encouraged from time to time through public or private warrant exchange offers, including in July 2024, will result in further dilution of our existing common stockholders.

Issuances of additional equity or convertible debt securities will continue to reduce the percentage ownership of our then-existing stockholders. We may also be required to grant potential investors new securities rights, preferences, or privileges senior to those possessed by our then-existing stockholders to induce them to invest in our company. The issuance of these senior securities may adversely affect the holders of our common stock as a result of preferential dividend and liquidation rights over the common stock and dilution of the voting power of the common stock.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for shares of common stock. Furthermore, these provisions could frustrate attempts by our stockholders to replace or remove members of our Board. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Among other things, these provisions:

●	allow us to designate and issue shares of preferred stock, without stockholder approval, which could adversely affect the rights, preferences, and privileges of the holders of our common stock and could make it more difficult or less economically beneficial to acquire or seek to acquire us,
●	provide that special meetings of stockholders may be called only by the Board acting pursuant to a resolution approved by the affirmative majority of the entire Board, and
●	do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in the composition of our Board.

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

We have never declared or paid a cash dividend on our common shares, and we do not anticipate declaring or paying dividends on our common shares for the foreseeable future. We expect to use future financing proceeds and earnings, if any, to fund operating expenses. Consequently, common stockholders’ only opportunity to achieve a return on their investment is if the price of our stock appreciates and they sell their shares at a profit. We cannot assure common stockholders of a positive return on their investment when they sell their shares or that stockholders will not lose the entire amount of their investment.

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We have established processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to safeguard our information assets and operations from internal and external cyber threats, including protecting employee and patient information from unauthorized access to or attacks on our networks and systems. These processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine reviews of our policies and procedures to identify risks and enhance our practices. We also employ processes to identify material risks from cybersecurity threats associated with our use of third-party service providers.

We have engaged external parties, including risk management consultants and computer security firms, to enhance our cybersecurity oversight. In an effort to deter and detect cyber threats, we periodically provide training programs to our employees on issues related to privacy and data protection, cybersecurity risks, and the importance of reporting all incidents immediately. Topics include identifying phishing, password protection, securing confidential data, and mobile security. In addition, we use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We also perform annual vulnerability assessments, conducted by independent, third-party cybersecurity firms.

Additionally, as part of our overall risk mitigation strategy, the Company obtains certain insurance policies. However, such insurance may not be sufficient in type or amount to cover us fully against claims related to security breaches, cyber-attacks and other related breaches.

The Audit Committee of our Board of Directors provides direct cybersecurity risk oversight. Our management provides timely disclosure and related updates to the Audit Committee regarding potential cybersecurity threats, incidents and general risks.

Our management periodically evaluates information provided by its consultants on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

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

Holders

The number of record holders of our common stock on July 31, 2024 was approximately 1,000.

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

Also, under Section 170 of the Delaware General Corporation Law (the “DGCL”), we are permitted to pay dividends only out of capital surplus or, if none, out of net profits for the fiscal year in which the dividend is declared or net profits from the preceding fiscal year. As of May 31, 2024, the Company had an accumulated deficit of approximately $891.5 million and had net loss in each fiscal year since inception and therefore is prohibited from paying any dividends whether in cash, other property, or in shares of capital stock.

Refer to Part II, Item 8, Note 5, Convertible Instruments and Accrued Interest in this Form 10-K for additional information.

Unregistered Sales of Equity Securities

Issuances of Shares in Convertible Note Exchange Transactions

In July 2024, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into a new note with an aggregate principal amount of $0.5 million. The new note was exchanged concurrently with issuance of a total of approximately 3.9 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transactions.

Warrant Tender Offer

On July 19, 2024, the Company closed a tender offer in which warrants to purchase approximately 127.1 million shares of common stock were exercised at a $0.09387 exercise price, resulting in gross proceeds of approximately $11.9 million and net proceeds of approximately $10.5 million. The Company also issued approximately 25.4 million shares of common stock as bonus shares in the tender offer. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder in connection with the exercise of the warrants for shares of common stock and issuance of bonus shares in the tender offer.

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

Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for oncology and inflammation, as well as other potential indications, including but not limited to HIV and MASH.

Our current business strategy is the clinical development of leronlimab, which may include the following:

1.	Conducting a Phase II study of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer;
2.	Conducting a Phase II study exploring leronlimab and its effects on inflammation; and
3.	Continuing our work researching and developing a new or modified long-acting version of leronlimab.

Other programs that may be pursued include steatosis and liver fibrosis associated with MASH, either alone or as a combination therapy; and for metastatic triple-negative breast cancer with current standard of care, and/or exploring other trials with current standard of care and other cancer and immunologic indications.

We will need significant additional funding to execute the business strategy described above, including conducting additional pre-clinical studies and clinical trials, in furtherance of our efforts to obtain FDA approval to commercialize leronlimab. In addition to traditional fundraising the Company will pursue non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships, to help implement its strategy.

Fiscal 2024 Overview

Actions taken by the Company during fiscal 2024 included:

●	Hiring of Dr. Jacob Lalezari as Chief Executive Officer;
●	Hiring of Mitchell Cohen as interim Chief Financial Officer;
●	Revamping our clinical strategy to focus on oncology, inflammation, and furthering the development of a modified, longer-acting molecule, potentially for use in the HIV population among other potential applications;
●	Entering into several strategic partnerships with academic institutions to further the development of leronlimab on a cost-effective basis;
●	Resolution of our dispute with Samsung BioLogics Co., Ltd. on terms favorable to the Company;
●	Resolution of our dispute with Amarex Clinical Research LLC on terms favorable to the Company;
●	Furthering the development of a long-acting modified therapeutic; and
●	Closing multiple financing transactions to provide funding for the Company’s business operations and initiatives.

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

The Company received a letter from the FDA in December 2023 notifying the Company that: (i) the “partial hold” implemented by the FDA in March 2022 had been lifted; and (ii) a new “full hold” had been applied as it related to the newly proposed clinical trial protocol submitted in November 2023 alongside the Company’s complete response to the partial clinical hold. The Company submitted its revised protocol to the FDA in January 2024.

On February 27, 2024, the Company received confirmation from the FDA that its clinical hold on leronlimab had been lifted. The Company now intends to pursue its plans for the further development of leronlimab as a therapy described above. The Company believes its proposed inflammation study will allow the Company to further establish leronlimab’s mechanism of action in a cost-effective manner.

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

Settlement Agreement with Samsung BioLogics Co., Ltd.

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Letter Agreement”), wherein the parties reached agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Letter Agreement, is now approximately $43.8 million. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is conditional, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as that term is defined in the Letter Agreement. Under the Letter Agreement, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period. Refer to Part II, Item 8, Note 10, Commitments and Contingencies in this report for additional information.

Settlement Agreement with Amarex Clinical Research LLC

On July 2, 2024, the Company and Amarex Clinical Research, LLC (“Amarex”), the Company’s former clinical research organization (“CRO”), entered into an agreement settling a lawsuit filed by the Company in October 2021 (the “Settlement Agreement”).The terms of the Settlement Agreement include: (i) the payment by Amarex of $12,000,000 to the Company, of which $10,000,000 was paid on execution of the Settlement Agreement and the balance will be paid on or before July 2, 2025; (ii) the release of the Company’s surety bond posted in the lawsuit and the return of the Company’s cash collateral in the amount of $6,500,000 provided as security to the surety; (iii) the crediting of all amounts claimed by Amarex as due and payable for its CRO services, totaling approximately $14,000,000, against the Company’s outstanding balance, reducing the balance to zero, with no funds required to be paid by the Company; and (iv) a mutual release of claims, resolving all legal claims between the parties.

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

Results of operations for the fiscal years ended May 31, 2024, and 2023

Fluctuations in Operating Results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. Refer to Risk Factors, Liquidity and Capital Resources, and Going Concern sections included in this report.

The results of operations were as follows for the periods presented:

	Years ended May 31,		Change
(in thousands, except for per share data)	2024	2023	$	%
Operating expenses:
General and administrative	$10,789	$17,136	$(6,347)	(37)%
Research and development	7,240	2,632	4,608	175
Depreciation	29	43	(14)	(33)
Amortization	—	132	(132)	(100)
Inventory charge	—	20,633	(20,633)	(100)
Total operating expenses	18,058	40,576	(22,518)	(55)
Operating loss	(18,058)	(40,576)	22,518	55
Interest and other expenses:
Interest on convertible notes	(4,659)	(4,624)	(35)	(1)
Amortization of discount on convertible notes	(1,076)	(2,126)	1,050	49
Amortization of debt issuance costs	(572)	(69)	(503)	(729)
Issuance costs for private placement of shares and warrants through placement agent	(2,819)	(9,678)	6,859	71
Loss on induced conversion	(6,680)	(5,312)	(1,368)	(26)
Finance charges	(2,367)	(8,689)	6,322	73
Loss on note extinguishment	(13,374)	—	(13,374)	(100)
Loss on derivatives	(236)	(8,750)	8,514	97
Total interest and other expenses	(31,783)	(39,248)	7,465	19
Loss before income taxes	(49,841)	(79,824)	29,983	38
Income tax benefit	—	—	—	—
Net loss	$(49,841)	$(79,824)	$29,983	38%
Basic and diluted:
Weighted average common shares outstanding	969,509	836,528	132,981	16
Loss per share	$(0.05)	$(0.10)	$0.05	50%

General and administrative expenses

G&A expenses consisted of the following:

	Years ended May 31,		Change
(in thousands)	2024	2023	$	%
Salaries, benefits, and other compensation	$2,507	$4,114	$(1,607)	(39)%
Stock-based compensation	2,415	4,222	(1,807)	(43)
Legal fees	2,089	2,805	(716)	(26)
Insurance	1,850	2,399	(549)	(23)
Other	1,928	3,596	(1,668)	(46)
Total general and administrative	$10,789	$17,136	$(6,347)	(37)%

The decreases in G&A expenses for the fiscal year ended May 31, 2024, compared to the prior fiscal year, were primarily due to reductions in other, stock-based compensation, salaries, benefits, and other compensation, and legal fees. The decrease in other expenses was primarily the result of a reduction in audit-related fees. The decreases in stock-based compensation and salaries, benefits, and other compensation were primarily related to headcount reductions in an effort by the Company to preserve cash and align resources with corporate priorities. The decrease in legal fees was primarily due to decreased fees related to the SEC and DOJ investigations, offset by less fees covered by the Company’s insurance carrier(s) and increased fees related to the Amarex litigation.

Research and development expenses

R&D expenses consisted of the following:

	Years ended May 31,		Change
(in thousands)	2024	2023	$	%
Clinical	$1,898	$(92)	$1,990	(2,163)%
Non-clinical	493	136	357	263
CMC	3,867	1,687	2,180	129
License and patent fees	982	901	81	9
Total research and development	$7,240	$2,632	$4,608	175%

The increase in R&D expense in the fiscal year ended May 31, 2024, compared to the prior fiscal year, was primarily related to an increase in CMC and clinical expenses. The increase in CMC expenses primarily relate to storage costs related to inventory. The increase in clinical expenses was primarily related to a credit balance in the prior year due to a reduction in CRO costs for the Brazilian COVID-19 trials, resulting in vendor credits, and Brazilian COVID-19 CRO close-out costs incurred in the current period, offset by decreases in costs related to the HIV program partial clinical hold, and studies completed, paused, or closed in the prior year.

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

Inventory charge

The decrease in the inventory charge for the fiscal year ended May 31, 2024, compared to the same period in the prior year was attributable to the full inventory write-off in the prior year because the pre-launch inventories no longer qualified for inventory capitalization following the withdrawal of the Company’s BLA submission to the FDA. See Part II, Item 8, Note 3, Inventories, net, for additional information.

Interest and other expense

Interest and other expenses consisted of the following:

	Years ended May 31,		Change
(in thousands)	2024	2023	$	%
Interest on convertible notes payable	$(4,659)	$(4,624)	$(35)	1%
Amortization of discount on convertible notes	(1,076)	(2,126)	1,050	(49)
Amortization of debt issuance costs	(572)	(69)	(503)	729
Issuance costs for private placement of shares and warrants through placement agent	(2,819)	(9,678)	6,859	71
Loss on induced conversion	(6,680)	(5,312)	(1,368)	26
Finance charges	(2,367)	(8,689)	6,322	(73)
Loss on note extinguishment	(13,374)	—	(13,374)	(100)
Loss on derivatives	(236)	(8,750)	8,514	(97)
Total interest and other expenses	$(31,783)	$(39,248)	$7,465	(19)%

The decrease in interest and other expenses for the fiscal year ended May 31, 2024, compared to the prior fiscal year, was primarily due to decreases in non-cash loss on derivatives, issuance costs for private placement of shares and warrants through placement agent, and finance charges, partially offset by increases in loss on note extinguishment and loss on induced conversion. The decrease in loss on derivatives is due to the issuance of fewer liability-classified warrants in the current period. The decrease in issuance costs for private placement of shares and warrants through placement agent is due to smaller PIPE transactions in the current fiscal year compared to the prior fiscal year. The decrease in finance charges is due to the Company’s taking ownership of the surety bond in the fourth quarter of the prior fiscal year. The increase in loss on note extinguishment resulted from the Company retiring outstanding convertible debt by converting notes outstanding to common stock and warrants, and due to the final closing price of the related private placements being lower than the initial closing price. The increase in loss on induced conversion resulted from the Company settling a larger balance of the outstanding convertible debt with common stock in the current fiscal year compared to the prior fiscal year.

Refer to Part II, Item 8, Note 5, Convertible Instruments and Accrued Interest and Note 13, Subsequent Events in this report for additional information.

Liquidity and Capital Resources

As of May 31, 2024, we had a total of approximately $3.1 million in cash, $6.7 million in restricted cash, and approximately $84.2 million in short-term liabilities consisting primarily of approximately $45.0 million representing the principal of and accrued interest on convertible notes payable, net of unamortized debt discount, and approximately $32.4 million in accounts payable and accrued liabilities and compensation. We will continue to incur operating losses and the Company will require a significant amount of additional capital in the future as we continue to seek approval to commercialize leronlimab. Despite the Company’s negative working capital position, vendor relations remain relatively accommodative given liquidity constraints. We cannot be certain, however, that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such agreements are deemed favorable to both parties under then current circumstances and as necessary to fund our current and projected cash needs.

Cash

The Company’s cash and restricted cash position of approximately $3.1 million and $6.7 million, respectively, on May 31, 2024, increased by approximately $0.6 million and increased by $0.2 million, respectively, compared to the cash balance of approximately $2.5 million and restricted cash balance of approximately $6.5 million on May 31, 2023.

Summary of cash flows and changes between the periods presented is as follows:

	Years ended May 31,		Change
(in thousands)	2024	2023	$
Net cash (used in) provided by:
Net cash used in operating activities	$(10,982)	$(25,110)	$14,128
Net cash provided by/ used in investing activities	$—	$—	$—
Net cash provided by financing activities	$11,748	$29,927	$(18,179)

Cash used in operating activities

Net cash used in operating activities totaled approximately $11.0 million during the fiscal year ended May 31, 2024, representing an improvement of approximately $14.1 million compared to the prior year. The decrease in the net amount of cash used was primarily attributable to decreased G&A, and working capital fluctuations, all of which are highly variable, and which led to a significant decrease in our net loss. Refer to General and administrative above for further discussion.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $11.7 million, a decrease of approximately $18.2 million compared to the prior year. The decrease in net cash provided was primarily the result of raising less funds from private placements of common stock and warrants, and a decrease in cash received from warrant transactions and exercises.

Pre-launch inventories

The Company previously capitalized pre-launch inventories that were subsequently charged-off in October 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization resulting from the withdrawal of the BLA submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw materials continue to be maintained so that they can be used in the future if needed. For additional information, refer to Part II, Item 8, Note 3, Inventories, net.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of May 31, 2024, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $7.5 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of May 31, 2024, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $38.0 million.

Refer to Part II, Item 8, Note 5, Convertible Instruments and Accrued Interest and Note 13, Subsequent Events in this report for additional information.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	May 31, 2024
Issuable upon:
Warrant exercises	361.4
Convertible preferred stock and undeclared dividends conversion	37.0
Outstanding stock option exercises	25.8
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	12.5
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	448.7
Common stock outstanding	1,058.6

As a result, as of May 31, 2024, we had approximately 242.7 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Refer to Part II, Item 8, Note 13, Subsequent Events in this report for additional information.

Off-Balance Sheet Arrangements

As of May 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Refer to Note 5, Convertible Instruments and Accrued Interest, Note 10, Commitments and Contingencies and Note 13, Subsequent Events included in Part II, Item 8 of this Form 10-K.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $49.8 million for the fiscal year ended May 31, 2024, and had an accumulated deficit of $891.5 million as of May 31, 2024. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had no activities that produced revenue in the periods presented and has operated at a loss since inception. The Company’s continuation as a going concern is dependent upon its ability to obtain a significant amount of additional operating capital to continue to fund operations and pay its liabilities and commitments, its research into multiple indications for and development of its product candidate, to obtain FDA approval of its product candidate for use in treating one or more indications, to outsource manufacturing of its product, and ultimately to attain profitability. We intend to seek additional funding through equity or debt offerings, licensing agreements, supply and distribution agreements, and strategic alliances to implement our business plan. There are no assurances, however, that we will be successful in these endeavors. If we are not able to raise capital on a timely basis on favorable terms, if at all, we may need to significantly change or scale back operations, including pursuing other development and commercialization initiatives, and obtaining adequate funding to cover the costs of the legal proceedings in which we are involved, all of which individually or in combination could materially impede our ability to achieve profitability. The Company’s failure to raise additional capital could also affect our relationships with key vendors and disrupt our ability to timely execute our business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations, or liquidate assets.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities, as well as with proceeds from issuance of convertible notes and related party notes payable. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities. As of July 31, 2024, the Company had only approximately 202.2 million shares of common stock, authorized for issuance under its certificate of incorporation, as amended, and available for future uses. The sale of equity and convertible debt securities to raise additional capital is likely to result in dilution to stockholders and those securities may have rights senior to the common stock. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities, or other debt or equity financing, the related transaction documents could contain covenants restricting its operations.

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

Refer to Part I, Item 1A, Risk Factors of this Form 10-K for additional information.

New Accounting Pronouncements

Refer to Part II, Item 8, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements in this Form 10-K.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments and estimates used in preparation of the consolidated financial statements, accounting policies and related judgments, see Part II, Item 8, Note 2, Summary of Significant Accounting Policies, in this Form 10-K.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of business. Our primary exposure to market risk is sensitivity to changes in interest rates. We hold our cash in interest-bearing money market accounts; due to the short-term maturities of such financial instruments, a 100 basis point change in interest rates would not have a material effect on the fair market value of our cash. As of May 31, 2024, we had $3.1 million in cash and $6.7 million in restricted cash.

Common Stock Price Volatility

The Compensation Committee of the Board of Directors has historically granted stock incentive awards to management and employees in the form of stock options. Stock-based compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the awards grant date using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience. Since November 2019, our common stock has experienced periods of high trading volatility. Grants of stock options and warrants during the fiscal year ended May 31, 2024, continued to reflect expected volatility as part of the estimated fair value of stock options. Additionally, we negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash charge upon extinguishment of debt as the price of our common stock fluctuates. If we continue to enter into these settlements, the increased levels of volatility in our common stock trading price will result in increased dilution and extinguishment gains or losses.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTODYN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CytoDyn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CytoDyn, Inc. (the “Company”) as of May 31, 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and the results of its operations and its cash flows for the year ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

We have served as the Company’s auditor since 2024.

Hartford, CT
August 15, 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID 324)

To the Board of Directors and Stockholders

CytoDyn Inc.

Vancouver, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CytoDyn, Inc. (the “Company”) as of May 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Macias Gini & O’Connell LLP

We served as the Company's auditor from 2022 to 2023.

San Jose, California

September 13, 2023

CytoDyn Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	May 31, 2024	May 31, 2023
Assets
Current assets:
Cash	$3,110	$2,541
Restricted cash	6,704	6,507
Prepaid expenses	463	1,167
Prepaid service fees	538	590
Total current assets	10,815	10,805
Other non-current assets	321	487
Total assets	$11,136	$11,292
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,561	$62,725
Accrued liabilities and compensation	2,810	6,669
Accrued interest on convertible notes	15,227	10,598
Accrued dividends on convertible preferred stock	6,791	5,308
Convertible notes payable, net	29,793	34,417
Derivative liability - equity instruments	—	79
Total current liabilities	84,182	119,796
Notes payable, net	—	714
Operating leases	141	283
Other liabilities (Note 10)	43,571	—
Total liabilities	127,894	120,793
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at May 31, 2024 and May 31, 2023	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at May 31, 2024 and May 31, 2023	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at May 31, 2024 and May 31, 2023	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 1,059,002 and 919,053 issued, and 1,058,559 and 918,610 outstanding at May 31, 2024 and May 31, 2023, respectively	1,059	919
Treasury stock, $0.001 par value; 443 shares at May 31, 2024 and May 31, 2023	—	—
Additional paid-in capital	773,714	731,270
Accumulated deficit	(891,531)	(841,690)
Total stockholders’ deficit	(116,758)	(109,501)
Total liabilities and stockholders' deficit	$11,136	$11,292

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended May 31,
	2024	2023
Operating expenses:
General and administrative	$10,789	$17,136
Research and development	7,240	2,632
Depreciation	29	43
Amortization	—	132
Inventory charge	—	20,633
Total operating expenses	18,058	40,576
Operating loss	(18,058)	(40,576)
Interest and other expenses:
Interest on convertible notes	(4,659)	(4,624)
Amortization of discount on convertible notes	(1,076)	(2,126)
Amortization of debt issuance costs	(572)	(69)
Issuance costs for private placement of shares and warrants through placement agent (Note 6)	(2,819)	(9,678)
Loss on induced conversion	(6,680)	(5,312)
Finance charges	(2,367)	(8,689)
Loss on note extinguishment	(13,374)	—
Loss on derivatives	(236)	(8,750)
Total interest and other expenses	(31,783)	(39,248)
Loss before income taxes	(49,841)	(79,824)
Income tax benefit	—	—
Net loss	$(49,841)	$(79,824)
Basic and diluted:
Weighted average common shares outstanding	969,509	836,528
Loss per share	$(0.05)	$(0.10)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
Balance May 31, 2022	35	$—	720,028	$720	443	$—	$671,013	$(766,131)	$(94,398)
Issuance of stock for convertible note repayment	—	—	17,260	17	—	—	3,983	—	4,000
Loss on induced conversion	—	—	—	—	—	—	5,312	—	5,312
Warrants issued in Note offering	—	—	—	—	—	—	114	—	114
Stock issued for compensation	—	—	2,751	3	—	—	982	—	985
Stock issued for private offerings	—	—	157,390	157	—	—	37,067	—	37,224
Offering costs related to stock issuance	—	—	—	—	—	—	(1,760)	—	(1,760)
Conversion of Series C preferred stock to common stock	(1)	—	1,136	1	—	—	(1)	—	—
Private warrant exchanges, net of offering costs	—	—	13,094	13	—	—	2,794	—	2,807
Warrant exercises	—	—	1,898	2	—	—	437	—	439
Make-whole shares related to private warrant exchange	—	—	23	—	—	—	—	—	—
Deemed dividend paid in common stock due to down round provision, recorded in additional paid-in capital	—	—	5,154	6	—	—	(6)	—	—
Preferred stock dividends accrued and paid in common stock upon conversion	—	—	319	—	—	—	(1,331)	—	(1,331)
Reclassification of warrants from liability to equity	—	—	—	—	—	—	8,756	—	8,756
Stock-based compensation	—	—	—	—	—	—	3,290	—	3,290
Finance charges related to warrant issuance for surety bond backstop agreement	—	—	—	—	—	—	4,885	—	4,885
Reclassification of prior period preferred stock dividends	—	—	—	—	—	—	(4,265)	4,265	—
Net loss for May 31, 2023	—	—	—	—	—	—	—	(79,824)	(79,824)
Balance May 31, 2023	34	$—	919,053	$919	443	$—	$731,270	$(841,690)	$(109,501)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
Issuance of stock for convertible note repayment	—	$—	34,309	$34	—	$—	$5,216	$—	$5,250
Loss on induced conversion	—	—	—	—	—	—	6,680	—	6,680
Warrants issued in Note offering	—	—	—	—	—	—	359	—	359
Note conversion	—	—	24,410	24	—	—	7,126	—	7,150
Stock issued for compensation	—	—	2,608	3	—	—	487	—	490
Stock issued for private offerings	—	—	75,622	76	—	—	21,621	—	21,697
Discount related to private offering modification	—	—	—	—	—	—	137	—	137
Warrant exercises	—	—	3,000	3	—	—	297	—	300
Preferred stock dividends accrued	—	—	—	—	—	—	(1,483)	—	(1,483)
Reclassification of warrants from liability to equity	—	—	—	—	—	—	79	—	79
Stock-based compensation	—	—	—	—	—	—	1,925	—	1,925
Net loss for May 31, 2024	—	—	—	—	—	—	—	(49,841)	(49,841)
Balance May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended May 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(49,841)	$(79,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	29	175
Amortization of debt issuance costs	572	69
Issuance costs for private placement of shares and warrants through placement agent	2,819	9,678
Amortization of discount on convertible notes	1,076	2,126
Loss on derivatives	236	8,750
Loss on induced conversion	6,680	5,312
Non-cash finance charges	—	4,885
Loss on note extinguishment	13,374	—
Change in fair value of derivative liabilities	—	6
Inventory charge	—	20,633
Stock-based compensation	2,415	4,275
Changes in operating assets and liabilities:
Prepaid expenses and other assets	893	1,902
Accounts payable, and accrued expenses, and other liabilities	10,765	(3,097)
Net cash used in operating activities	(10,982)	(25,110)
Cash flows from investing activities:
Net cash Provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	—	2,807
Proceeds from sale of common stock and warrants, net of issuance costs	9,137	25,786
Proceeds from warrant exercises	300	439
Proceeds held in trust	300	—
Proceeds from convertible note and warrant issuances, net of issuance costs	2,011	895
Net cash provided by financing activities	11,748	29,927
Net change in cash and restricted cash	766	4,817
Cash and restricted cash at beginning of period	9,048	4,231
Cash and restricted cash at end of period	$9,814	$9,048
Cash and restricted cash consisted of the following:
Cash	$3,110	$2,541
Restricted cash	6,704	6,507
Total cash and restricted cash	$9,814	$9,048
Supplemental disclosure:
Cash paid for interest	$45	$19
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$102	$8,750
Issuance of common stock for principal of convertible notes	$5,250	$4,000
Accrued dividends on Series C and D convertible preferred stock	$1,483	$1,490
Dividend paid in common stock on Series B and C convertible preferred stock conversions	$—	$159
Warrants issued to placement agent	$1,783	$7,640
Warrants issued for surety bond backstop agreement	$—	$4,885
Deemed dividend on common stock issued due to down round provision, recorded in additional paid-in capital	$—	$5,417
Note conversion to common stock and warrants	$3,302	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2024

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

The Company is currently working to further establish leronlimab via clinical development of its effects on chronic inflammation, oncology, and a number of other potential exploratory indications. Historically, the Company has investigated leronlimab as a viral entry inhibitor for treatment of HIV, believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as MASH. Leronlimab is being or has been studied in MASH, solid tumors in oncology, COVID-19, Long-COVID, and other HIV indications where CCR5 is believed to play an integral role in the pathogenesis of disease.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiary, CytoDyn Operations Inc. Intercompany transactions and balances are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company incurred a net loss of $49.8 million and $79.8 million for the fiscal years ended May 31, 2024, and 2023, respectively, and has an accumulated deficit of approximately $891.5 million as of May 31, 2024. These factors, among others, including the various matters discussed in Note 10, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the FDA, which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include, but are not limited to, those relating to stock-based compensation, the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Cash and Restricted Cash

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to cash balances. Balances in excess of federally insured limits were approximately $2.9 million of the cash balance and approximately $6.7 million of the restricted cash balance at May 31, 2024. Balances in excess of federally insured limits were approximately $2.3 million of the cash balance and approximately $5.5 million of the restricted cash balance at May 31, 2023.

As of May 31, 2024, the Company recorded approximately $6.7 million of restricted cash. The restricted cash balance is related to cash held as collateral in connection with a surety bond that was posted as required in the litigation with Amarex Clinical Research, LLC (“Amarex”) and will remain as restricted cash until the litigation is resolved. On July 2, 2024, the legal matter was resolved and the surety bond was released to the Company, in full, as part of the settlement agreement.

Inventories

Capitalized Pre-launch Inventories

Pre-launch inventories comprised raw materials required to commercially produce leronlimab and substantially completed commercially produced leronlimab in anticipation of commercial sales of the product upon potential regulatory approval as a combination therapy for HIV patients in the United States, and potential emergency use authorizations for COVID-19. The Company’s pre-launch inventories consisted of (1) raw materials purchased for commercial production, (2) work-in-progress materials which consist of bulk drug substance, which is the manufactured drug stored in bulk storage, and (3) drug product, which is the manufactured drug in unlabeled vials. The consumption of raw materials during production is classified as work-in-progress until saleable. Once it is determined to be in saleable condition, following regulatory approval, inventory is classified as finished goods. Inventories, net of write-offs had a zero balance for the fiscal years ended May 31, 2024 and 2023.

The Company capitalizes inventories procured or produced in preparation for product launches. Typically, capitalization of such inventory begins when the results of clinical trials have reached a status sufficient to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced, and the Company has determined it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs. The material factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive Phase 3 clinical trial results for the underlying product candidate, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and status of the Company’s regulatory applications. The Company closely monitors the status of the product within the regulatory review and approval process, including all relevant communications with regulatory authorities. If the Company becomes aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing, or labeling, it may make a determination that the related inventory no longer qualifies for capitalization.

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

The Company utilizes resins, a reusable raw material, in its bulk drug manufacturing process. Shelf-life of a resin used in commercial manufacturing of biologics is determined by the number of cycles for which it has been validated to be used in a manufacturing process before it is considered unusable. Unpacked and unused resins have a manufacturer’s expiration date by which resins are expected to start being used in the manufacturing process without loss of their properties. Prior to a new manufacturing campaign, and between manufacturing campaigns, the resins are removed from storage and are treated and tested for suitability. Once resins are used in the manufacturing process, their shelf-life is measured by a validated predetermined number of manufacturing cycles they are usable for, conditional on appropriate storage solution under controlled environment between production campaigns, as well as by performing pre-production usability testing. Before a manufacturing campaign, each resin is tested for suitability. Regardless of the number of cycles, if a resin fails to meet prespecified suitability parameters it may not be used in manufacturing; likewise, even if the resin meets suitability criteria beyond the lifetime cycles, it may no longer be used. The cost of the resins used in a manufacturing campaign is allocated to the cost of the drug product in vials.

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

Research and Development

Research and development costs are expensed as incurred. Clinical trial costs incurred through third parties are expensed commensurate with the contracted work performed. Contingent milestone payments that are due to third parties under research and development collaboration arrangements or other contractual agreements are expensed when the milestone conditions are probable and the payment amount is reasonably estimable. See Note 10, Commitments and Contingencies for additional discussion.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, and debt. As of May 31, 2024, the carrying value of the Company’s assets and liabilities approximate their fair value due to the short-term maturity of the instruments. Debt is reported at amortized cost in the consolidated balance sheets which approximate fair value. The remaining financial instruments are reported in the consolidated balance sheets at amounts that approximate current fair values. The fair value hierarchy specifies three levels of inputs that may be used to measure fair value as follows:

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

In accordance with the prescribed accounting guidance, the Company measured the fair value of the liability classified warrants using the fair value hierarchy during the fiscal years ended May 31, 2024, and 2023.

Leases

Operating lease right-of-use (“ROU”) assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating leases on the consolidated balance sheets. Lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms do not include options to extend or terminate the lease as it is not reasonably certain that it would exercise these options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Debt

The Company historically issued promissory notes at a discount and incurred direct debt issuance costs. Debt discount and issuance costs are netted against the debt and amortized over the life of the promissory note.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter.

Offering Costs

The Company periodically incurs direct incremental costs associated with the sale of shares of common stock and warrants to purchase shares of common stock; refer to Note 6, Private Placements of Common Stock and Warrants for additional information. The costs are recorded as a component of equity upon receipt of the proceeds if the security is classified as equity when the sale occurs or expensed as issuance costs if the security is classified as a liability when the sale occurs.

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

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% for our fiscal 2024 and 2023 tax years. The net tax expense for the fiscal years ended May 31, 2024, and 2023, was zero. As of May 31, 2024, and 2023, the Company has a full valuation allowance as management does not consider it more likely than not that the benefits from the deferred tax assets will be realized.

Basic and Diluted Net Loss Per Share

The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include warrants to purchase shares of common stock and stock options. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity, and derivatives. The amendments will align the requirements in the FASB ASC with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or

Regulation S-K by the SEC and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendments on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included with each reported measure of segment profit and loss. The standard is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. ASU 2023-07 did not have a material impact on the consolidated financial statements.

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

Note 3. Inventories, net

Inventories, net of write-offs had a zero balance for the fiscal years ended May 31, 2024 and 2023.

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

Note 4. Accrued Liabilities

The components of accrued liabilities were as follows (in thousands):

	May 31, 2024	May 31, 2023
Compensation and related expense	$208	$335
Legal fees and settlement	7	168
Clinical expense	329	187
Accrued inventory charges and expenses	—	4,978
License fees	1,799	862
Lease payable	142	139
Investor proceeds held in escrow	300	—
Other liabilities	25	—
Total accrued liabilities	$2,810	$6,669

As of May 31, 2024 and 2023, the accrued legal fees and settlement balance was primarily related to legal fees.

Note 5. Convertible Instruments and Accrued Interest

Convertible Preferred Stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	May 31, 2024			May 31, 2023
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$19	$—	$—	$15	$—	$—
Accrued dividends	$—	$3,135	$3,656	$—	$2,500	$2,808
Total shares of common stock if dividends converted	38	6,270	7,312	30	5,000	5,616

Under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), dividends on its outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) may be paid in cash or shares of the Company’s common stock at the election of the Company. Dividends on outstanding shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series D Convertible Preferred Stock (the “Series D Preferred Stock”) are payable in cash or shares of common stock at the election of the holder. The preferred stockholders have the right to dividends only when and if declared by the Company’s Board of Directors. Shares of common stock presented in the table above represent the number of shares that would have been issued had the dividend been paid in shares of the Company’s common stock as of the end of each presented period; undeclared dividends of Series C Preferred Stock and Series D Preferred Stock are accrued as of May 31, 2024. Under Section 170 of the Delaware General Corporation Law, the Company is permitted to pay dividends only out of capital surplus or, if none, out of net profits for the fiscal year in which the dividend is declared or net profits from the preceding fiscal year. As of May 31, 2024, the Company had an accumulated deficit of approximately $891.5 million and had net loss in each fiscal year since inception and, therefore, is prohibited from paying any dividends, whether in cash, other property, or in shares of capital stock. Refer to the discussion below for additional information.

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

Convertible Notes and Accrued Interest

The outstanding balance of convertible notes, the terms of which are described in more detail below, including accrued interest, were as follows:

	May 31, 2024			May 31, 2023
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Placement Agent Notes	Total
Convertible notes payable outstanding principal	$2,831	$27,369	$30,200	$6,081	$29,369	$1,000	$36,450
Less: Unamortized debt discount and issuance costs	(45)	(362)	(407)	(211)	(822)	(286)	(1,319)
Convertible notes payable, net	2,786	27,007	29,793	5,870	28,547	714	35,131
Accrued interest on convertible notes	4,634	10,593	15,227	3,804	6,789	5	10,598
Outstanding convertible notes payable, net and accrued interest	$7,420	$37,600	$45,020	$9,674	$35,336	$719	$45,729

Changes in the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Placement Agent Notes	Short-Term Notes	Total
Outstanding balance at May 31, 2023	$9,674	$35,336	$719	$—	$45,729
Consideration received	—	—	975	698	1,673
Amortization of issuance discount and costs	166	460	583	302	1,511
Interest expense	830	3,804	18	7	4,659
Fair market value of shares and warrants exchanged for repayment	(4,737)	(2,513)	(4,379)	(2,558)	(14,187)
Difference between market value of common shares and reduction of principal	1,487	513	2,084	1,551	5,635
Outstanding balance at May 31, 2024	$7,420	$37,600	$—	$—	$45,020

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

Interest accrues at an annual rate of 10% on the outstanding balance, with the rate increasing to the lesser of 22% per annum or the maximum rate permitted by applicable law upon occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 2, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10%, or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 2, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021, and listed as Exhibit 4.13 in Item 15 to this report. The April 2, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The investor may convert all or any part of the outstanding balance of the April 2, 2021 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations. In addition to standard anti-dilution adjustments, the conversion price of the April 2, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered, or become registered under the Securities Act, as amended. The April 2, 2021 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock. The investor may redeem any portion of the note, at any time beginning six months after the issue date upon three trading days’ notice, subject to a maximum monthly redemption amount of $3.5 million. The April 2, 2021 Note requires the Company to satisfy its redemption obligations in cash within three trading days of the Company’s receipt of such notice. The Company may prepay the outstanding balance of the note, in part or in full, plus a 15% premium, at any time upon 15 trading days’ notice.

In addition, beginning in May 2021 and for each of the following five months, the Company was obligated through November 2021, at the discretion of the noteholder, to reduce the outstanding balance of the April 2, 2021 Note by $7.5 million per month. Payments under the April 23, 2021 Note, described below, could be applied toward the payment of each monthly debt reduction amount. These payments were not subject to the 15% prepayment premium, which would otherwise have been triggered if the Company were to make payments against such notes exceeding the allowed maximum monthly redemption amount.

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

During the fiscal year ended May 31, 2024, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into six exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of approximately $3.3 million, which was exchanged concurrently with the issuance of an aggregate amount of approximately 20.4 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the Partitioned Notes to a principal amount of $2.8 million. The Company accounted for the Partitioned Notes and exchange settlement as an induced conversion, and, accordingly, in the fiscal years ended May 31, 2024 and 2023, the Company recorded a non-cash loss on convertible debt induced conversion of $4.7 million and $5.3 million, respectively.

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

Interest accrues at an annual rate of 10% on the outstanding balance of the April 23, 2021 Note, with the rate increasing to the lesser of 22% per annum or the maximum rate permitted by applicable law upon the occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 23, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10%, or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 23, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2021, and listed as Exhibit 4.14 in Item 15 to this report.

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

During the fiscal year ended May 31, 2024, in satisfaction of redemptions, the Company and the April 23, 2021 Noteholder entered into four exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $2.0 million, which was exchanged concurrently with the issuance of an aggregate amount of approximately 13.9 million shares of common stock. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a principal amount of $27.4 million. The Company accounted for the Partitioned Notes and exchange settlement as an induced conversion, and, accordingly, in the fiscal year ended May 31, 2024 the Company recorded a non-cash loss on convertible debt induced conversion of $1.9 million. No non-cash loss on convertible debt induced conversion related to the April 23, 2021 Note was recorded in the fiscal year ended May 31, 2023.

The holders of the April 2 and April 23 Notes have waived provisions in the notes that would have resulted in the imposition of a default interest rate, a downward adjustment in the conversion price, or any other default, breach, or imposition of a penalty. The related transactions consisted of the issuance of additional notes, and shares of common stock and warrants issued through a placement agent.

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

The Company accounted for the note extensions as an increase to the discount on the convertible notes payable and is amortizing the note extension fee over the remaining term of the notes.

Placement Agent Notes

During the period April through June 2023, the Company entered into securities purchase agreements pursuant to which the Company issued secured promissory notes bearing interest at a rate of 6.0% and with an 18-month term to accredited investors through a placement agent (“Placement Agent Notes”) for a total principal amount of approximately $2.3 million, of which $1.3 million was sold in June 2023. The Placement Agent Notes were secured by the net cash recovery, if any, by the Company in its dispute with Amarex and provided the investors with a right to convert the unpaid principal and accrued but unpaid interest into shares of common stock upon the occurrence of an event of default. The Placement Agent Notes had maturity dates during the fiscal year ending May 31, 2025.

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

In July 2023, the first closing of the subsequent private placement of common stock and warrants through a placement agent occurred. Therefore, the Placement Agent Notes were converted into units with the same pricing as the private placement described below in Note 6, Private Placements of Common Stock and Warrants – Private placements of common stock and warrants through placement agent. The $2.1 million difference in fair value between the shares and warrants and the principal amount of the Placement Agent Notes was accounted for as a loss on note extinguishment. See Note 6, Private Placements of Common Stock and Warrants for additional information.

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

The Company also agreed to issue warrants to purchase shares of common stock to the placement agent with a ten-year term, with the number of warrants and the exercise price of the warrants to be determined by the share price on the final closing date of the sale of Short-term Notes. The Company accounted for the warrants to be issued to the placement agent as additional issuance costs. See Note 6, Private Placements of Common Stock and Warrants for additional information.

In December 2023, the principal amount and accrued but unpaid interest on the notes were converted into units consisting of shares of common stock and warrants as of the first closing of a private placement of common stock and warrants through a placement agent, with a conversion based on an amount equal to a 20% discount to the price at which the units were sold in the private placement. The $1.6 million difference in fair value between the shares and warrants and the principal amount of the Short-term Notes was accounted for as a loss on note extinguishment. See Note 6, Private Placements of Common Stock and Warrants for additional information.

Note 6. Private Placements of Common Stock and Warrants

Approval of increase in authorized common stock

On November 9, 2023, at the Company’s annual stockholders’ meeting, the Company’s stockholders approved a proposal to increase the total number of authorized shares of common stock from 1.35 billion shares to 1.75 billion shares.

Liability classified warrants

From June 24, 2022 through August 31, 2022, the Company had insufficient authorized common stock to reserve for the shares underlying the Surety Backstop warrants and warrants issued to a placement agent in connection with the June 2022 offering. After approval by the Company’s stockholders of an increase to the Company’s authorized common stock, on August 31, 2022, sufficient shares were authorized to cover the shares underlying the warrants. Given that the Company did not have a sufficient number of authorized shares for the instruments at the time they were issued, the Company accounted for such warrants issued from June 24, 2022 through August 2022 as liability classified warrants consistent with ASC 815, Derivatives and Hedging.

On December 1, 2022, the Company entered into the second amendment of the Surety Bond Backstop Agreement which included the issuance of a warrant covering up to 7.5 million shares of common stock with an exercise price of $0.10 per share, with the ultimate number of shares to be covered by the second warrant to be calculated based on a formula relating to how quickly the Company relieved the balance of cash collateral pledged by the Indemnitors. On February 28, 2023, the warrant was determined to cover 7.5 million shares of common stock. As the settlement amount of shares of common stock underlying the warrant was variable, the Company accounted for such warrant as a liability classified warrant consistent with ASC 815, Derivatives and Hedging, until the number of shares underlying the warrant was determined, at which point the warrant became equity classified.

During April and May 2023, the Company sold Placement Agent Notes through a placement agent. See Note 5, Convertible Instruments and Accrued Interest – Placement Agent Notes. The Company agreed to issue warrants to the placement agent as part of the issuance costs with an exercise price that was not determined until the final closing date. As the exercise price of the warrants was to be fixed based on the final terms of the offering, the Company accounted for the warrants as a liability-classified warrant beginning on the initial closing date until the final closing date. The value of the warrants on May 31, 2023, was recorded as a derivative liability on the balance sheet, and the change in the fair value of the warrants was recorded as a gain or loss on derivatives. On June 23, 2023, the final closing of the Placement Agent Notes occurred, and the fair value of the warrants became equity classified.

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

During November 2023, in connection with the issuance of the Short-term Notes described in Note 5, Convertible Instruments and Accrued Interest – Short-term Notes, the Company agreed to issue warrants to the placement agent as part of the issuance costs, with the ultimate number of warrants and exercise price to be determined as of the final closing date. The value of the warrants was recorded as a derivative liability on the balance sheet until the final closing date in December 2023, and the change in the fair value of the warrants was recorded as a gain or loss on derivatives.

On December 29, 2023, the Short-term Notes were converted into units that had similar terms to units being offered in a private placement of shares and warrants through a placement agent. See Private placement of common stock and warrants through placement agent below. As the unit price was not determinable until the final closing date of the subsequent private placement, the units related to the conversion of the Placement Agent Notes were recorded as a liability and at fair value. The change in the fair value of the units was recorded as a gain or loss on derivatives. On May 3, 2024, the private placement was concluded, which finalized the unit purchase price at $0.10, and the fair value of the units became equity-classified.

In accordance with the prescribed accounting guidance, the Company measured fair value of liability classified warrants using fair value hierarchy included in Note 2, Summary of Significant Accounting Policies – Fair Value of Financial Instruments.

As of May 31, 2024, in accordance with ASC 815, Derivatives and Hedging, the Company reclassified warrants to equity when the warrants no longer qualified as liabilities. The Company recorded a loss on derivatives of approximately $0.2 million and $8.8 million in the fiscal years ended May 31, 2024 and 2023, respectively, due to a change in fair market value of the liability classified shares of common stock and warrants. The table below presents a reconciliation of the beginning and ending balances for liabilities measured at fair value as of May 31, 2022, and during the fiscal years ended May 31, 2023 and 2024:

(in thousands)	Liability Classified Warrants
Balance at May 31, 2022	$—
Classified as liability	16,664
Reclassified as equity	(25,335)
Loss on derivative due to change in fair market value	8,750
Balance at May 31, 2023	79
Classified as liability	6,970
Reclassified as equity	(7,285)
Loss on derivative due to change in fair market value	236
Balance at May 31, 2024	$—

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

The Company estimated the fair value of the warrant derivatives using the following assumptions:

	Inputs at Liability Classification				Inputs at Equity Classification
	Backstop	Backstop	Placement Agent	Backstop	Backstop	Backstop	Placement	Backstop
	Warrant #1	Warrant #2	Warrants	Warrant #3	Warrant #1	Warrant #2	Agent Warrants	Warrant #3
Fair value of underlying stock	$ 0.44	$ 0.42	$ 0.44	$ 0.35	$ 0.52	$ 0.52	$ 0.52	$ 0.32
Risk free rate	3.17%	3.06%	3.13%	3.68%	3.34%	3.31%	3.16%	4.18%
Expected term (in years)	4.65	5.00	10.00	5.00	4.46	4.88	9.82	4.76
Stock price volatility	110.20%	109.49%	95.99%	124.36%	117.29%	113.59%	95.87%	126.67%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	April	Inputs at Liability Classification			Inputs at Equity Classification
	Placement	July	November	December		July	November	December
	Agent	Note	Placement	Note	April	Note	Placement	Note
	warrants at	conversion	Agent	conversion	Placement	conversion	Agent conversion	conversion
	May 31, 2023	warrants	warrants	warrants	Warrants	warrants	warrants	warrants
Fair value of underlying stock	$ 0.26	$ 0.21	$ 0.18	$ 0.20	$ 0.27	$ 0.17	$ 0.30	$ 0.15
Risk free rate	3.64%	4.18%	4.42%	3.84%	3.74%	4.81%	4.14%	4.48%
Expected term (in years)	10.00	5.00	10.00	5.00	10.00	5.00	10.00	5.00
Stock price volatility	97.90%	124.55%	95.82%	124.25%	97.45%	124.70%	96.18%	124.04%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

In addition, approximately $2.3 million of principal and interest of the Placement Agent Notes were converted into approximately 14.3 million units with the same terms as described above except for a warrant exercise price of $0.306. See Note 5, Convertible Instruments and Accrued Interest – Placement Agent Notes, and Liability-classified equity instruments above for additional information.

In December 2023, the Company commenced a private placement of units consisting of common stock and warrants to accredited investors through a placement agent. Each unit sold included a fixed combination of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit was $0.13 equal to 90% of the intraday VWAP of the common stock as of the last closing on May 3, 2024. From December 2023 through May 2024, the Company sold a total of approximately 52.6 million units for a total of approximately $5.9 million of proceeds, net of issuance costs. The Company classified the securities to be issued in the private placement as a liability until the final close when it was reclassified as equity. As part of the offering, the Company issued approximately 52.6 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.21 per share (reduced from $0.35 per share as discussed below). The warrants were immediately exercisable when issued on the final closing date. In connection with the above, the Company paid the placement agent a total cash fee of approximately $0.9 million, equal to 13% of the gross proceeds of the offering, as well as a one-time fee for expenses of $5,000, and issued to the placement agent and its designees a total of approximately 7.9 million warrants with an exercise price of $0.13 per share and a ten-year term, representing 15% of the total number of shares of common stock sold in the offering.

Based on contractual payment terms, the private placement transactions above are considered convertible debt instruments prior to final settlement, and the option to enter a final closing that would lower the purchase price is considered a share-settled redemption feature. Therefore, the approximately $1.9 million of cash and non-cash issuance costs associated with such issuances were capitalized and subsequently recognized through the statement of operations as interest expense on the final closing date. As the VWAP of the final closing was lower than the VWAP on the initial closing, the share-settled redemption feature was triggered, and the Company recorded a $7.3 million non-cash loss on note extinguishment. The exercise price for the warrants included in the private placement was lowered from $0.35 per share to $0.21 per share. The exercise price modification resulted in the Company recognizing a $0.1 million non-cash discount on convertible notes.

In addition, approximately $1.0 million principal and interest of the Placement Agent Notes were converted into approximately 10.1 million units with the same terms as discussed above. See Note 5, Convertible Instruments and Accrued Interest – Short-term Notes, and Liability-classified equity instruments above for additional information.

Later in May 2024, the Company sold a total of approximately 1.5 million units for a total of approximately $0.2 million in proceeds, net of offering costs, as part of a follow-on offering with the same terms as the units sold in December 2023 through May 2024. As part of the offering, the Company issued approximately 1.5 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.21 per share. The warrants were immediately exercisable. In connection with the above, the Company paid the placement agent a total cash fee of approximately $26.0 thousand, equal to 13% of the gross proceeds of the offering.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2022	73,248	$0.59	3.18	$352
Granted	201,771	$0.33
Exercised	(6,207)	$0.63		758
Forfeited, expired, and cancelled	(8,902)	$0.75
Warrants outstanding at May 31, 2023	259,910	$0.37	4.57	$7,276
Granted	115,582	$0.28
Exercised	(3,000)	$0.10		480
Forfeited, expired, and cancelled	(11,047)	$0.63
Warrants outstanding at May 31, 2024	361,445	$0.34	4.21	$2,697
Warrants outstanding and exercisable at May 31, 2024	361,445	$0.34	4.21	$2,697

Warrant exercises

During the fiscal year ended May 31, 2024, the Company issued approximately 3.0 million shares of common stock in connection with the exercise of an equal number of warrants. The stated exercise price was $0.10 per share, which resulted in aggregate gross proceeds of approximately $0.3 million.

Note 7. Equity Incentive Plan

Equity Incentive Plan

As of May 31, 2024, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan contains an “evergreen provision” whereby the total number of shares available to be issued automatically increases annually on the first day of each fiscal year in an amount equal to 1.0% of the total outstanding shares on the last day of the prior fiscal year, unless the Board determines otherwise before the fiscal year end. As of May 31, 2024, the 2012 Plan covered a total of 56.3 million shares of common stock.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2022	17,457	$1.53	7.79	$—
Granted	12,417	$0.41
Exercised	—	$—
Forfeited, expired, and cancelled	(10,051)	$1.16
Options outstanding at May 31, 2023	19,823	$0.99	7.87	$—
Granted	14,251	$0.21
Exercised	—	$—
Forfeited, expired, and cancelled	(8,225)	$0.87
Options outstanding at May 31, 2024	25,849	$0.60	7.77	$—
Options outstanding and exercisable at May 31, 2024	19,679	$0.71	7.25	$—

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

	Years ended May 31,
	2024	2023
Expected Volatility	108.6% - 115.7%	99.2% - 112.7%
Weighted-Average Volatility	112.24%	107.06%
Expected Dividends	-%	-%
Expected Term (In years)	5.1 - 6.0	5.0 - 6.1
Risk-Free Rate	3.96%	3.83%

In the fiscal years ended May 31, 2024, and 2023, stock-based compensation expense related to equity instruments totaled $2.4 million and $4.2 million, respectively; stock-based compensation expense is presented in general and administrative expense in the Company’s consolidated statements of operations. The grant date fair value of options vested during the same periods was approximately $3.3 million and $4.9 million, respectively. As of May 31, 2024, there was approximately $0.9 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

During the fiscal year ended May 31, 2024, the Company granted stock options covering a total of approximately 14.3 million shares of common stock to directors, employees, and consultants, with exercise prices ranging between $0.21 and $0.26 per share. Of the current year options, approximately 0.5 million options vest when performance conditions are completed, approximately 5.7 million vest over four years, and approximately 4.0 million vest over one year, with a ten-year term. Approximately 4.1 million were cancelled and new options were granted with the same vesting schedule and expiration dates as the original cancelled options. The grant date fair values of the stock options ranged between $0.15 and $0.17 per share. As of May 31, 2024, and May 31, 2023, there were approximately 19.7 million and 12.0 million vested stock options and approximately 6.1 million and 7.8 million unvested stock options outstanding, respectively.

RSUs and PSUs

The 2012 Plan provides for equity instruments, such as RSUs and PSUs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSU activity:

			Weighted average
	Number of	Weighted average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested RSUs and PSUs at May 31, 2022	300	$3.12	0.58
RSUs and PSUs granted	1,293	0.58
RSUs and PSUs forfeited	(150)	3.12
RSUs and PSUs vested	(150)	3.12
Unvested RSUs and PSUs at May 31, 2023	1,293	0.58	0.81
RSUs and PSUs granted	—
RSUs and PSUs forfeited	(1,293)	0.58
RSUs and PSUs vested	—
Unvested RSUs and PSUs at May 31, 2024	—	$—	—

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

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

During the fiscal year ended May 31, 2024, the Board approved the issuance under the 2012 Plan of shares of common stock as severance payments to former employees. As a result, a total of 153,027 shares of common stock were issued as severance. The number of shares issued was based on the closing price of the common stock on the payment date.

In order to preserve cash resources, in April 2022, the Board approved the issuance under the 2012 Plan, through November 2022, to then executive officers of shares of common stock with a value equal to 25 percent of salary in lieu of cash, net of payroll deductions and withholding taxes. During the fiscal year ended May 31, 2023, a total of 522,382 shares of common stock were issued pursuant to this cash preservation program. No shares were issued pursuant to this cash preservation program in the fiscal year ended May 31, 2024. The number of shares issued was based on the closing price of the common stock on each payroll date.

In March 2022, the Board approved the issuance under the 2012 Plan of shares of common stock to consultants as payment for services provided. During the fiscal years ended May 31, 2024 and 2023, a total of 2,454,515 and 1,617,760 shares of common stock, respectively, were issued pursuant to the respective award agreements with the consultants.

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

The reconciliation of the numerators and denominators of the basic and diluted net loss per share computations are as follows:

	Years ended May 31,
(in thousands, except per share amounts)	2024	2023
Net loss	$(49,841)	$(79,824)
Less: Deemed dividends	—	(5,417)
Less: Accrued preferred stock dividends	(1,483)	(1,495)
Net loss applicable to common stockholders	$(51,324)	$(86,736)
Basic and diluted:
Weighted average common shares outstanding	969,509	836,528
Loss per share	$(0.05)	$(0.10)

Refer to Note 13, Subsequent Events for additional information regarding the shares issued subsequent to May 31, 2024.

The table below shows the numbers of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, warrants, unvested restricted stock (including those subject to performance conditions), convertible preferred stock (including undeclared dividends), and convertible notes that were not included in the computation of basic and diluted weighted average number of shares of common stock outstanding for the periods presented:

	Year ended May 31,
(in thousands)	2024	2023
Stock options, warrants, and unvested restricted stock units	387,294	281,023
Convertible notes	12,000	12,000
Convertible preferred stock	37,046	34,071

Note 9. Income Taxes

Loss before provision for income taxes was $49.8 million and $79.8 million for the years ended May 31, 2024 and 2023, respectively, all of which was generated in the United States. The Company’s provision for income taxes consists of the following:

	Years Ended May 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	57	—
State	—	—
Change in valuation allowance	(57)	—
Total deferred	—	—
Total income tax benefit (expense)	$—	$—

The Company’s provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Years ended May 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Derivative loss	(0.1)	(2.3)
Non-deductible debt issuance costs	(7.1)	(2.6)
Non-deductible interest on convertible notes	(2.0)	(1.2)
Non-deductible loss on induced conversion	(2.8)	(1.4)
Non-deductible debt discount amortization	(0.5)	(0.6)
Stock Compensation	(7.2)	—
Other	(1.2)	0.8
Valuation allowance	(0.1)	(13.7)
Total provision for income taxes	0.0%	0.0%

As of May 31, 2024 and 2023, the net deferred tax assets consisted of the following:

	As of May 31,
	2024	2023
Deferred tax assets:
Net operating loss	$100,897	$96,338
Credits	2,063	2,063
ASC 718 expense on non-qualified stock options	2,665	6,400
Accrued expenses	411	73
Lease liability	59	89
Inventory charges	6,173	6,173
Inventory write-off	1,953	13,739
Contingent liability	9,202	—
Issued warrants	3,000	2,317
Section 174 R&D costs	2,056	858
Amortization	207	609
Fixed assets	5	4
Other	—	—
Total gross deferred tax asset	128,691	128,663
Less valuation allowance	(128,636)	(128,579)
Total deferred tax assets	55	84
Deferred tax liabilities:
Right-of-use asset	(55)	(84)
Total deferred tax liabilities	(55)	(84)
Net deferred tax asset (liability)	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations in the United States for the three-year period ended May 31, 2024. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at May 31, 2024, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of May 31, 2024, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the proportion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $128.6 million at May 31, 2024 and $128.6 million at May 31, 2023. The Company’s valuation allowance increased $0.1 million and $10.9 million during the fiscal years ended May 31, 2024 and 2023, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	May 31,
	2024	2023
Valuation allowance at beginning of year	$128,579	$117,638
Change in valuation allowance	57	10,941
Valuation allowance at end of year	$128,636	$128,579

As of May 31, 2024, the Company had cumulative federal net operating losses of approximately $480.5 million. Of these losses, $47.1 million were generated in 2004 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between 2025 to 2038 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of May 31, 2023, the Company had cumulative federal net operating losses of approximately $458.8 million.

As of May 31, 2024, the Company had a $2.1 million deferred tax asset related to a federal research and development credit carryforward. If not utilized, the credits will expire between 2035 through 2038. As of May 31, 2023, the Company had a $2.1 million deferred tax asset related to a federal research and development credit carryforward.

As of May 31, 2024, the U.S. tax returns for fiscal year 2004 through fiscal year 2023 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of May 31, 2024, there are no income tax returns currently under audit.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law by President Biden. The IRA includes a corporate minimum tax of 15% on certain large corporations with greater than $1B in average adjusted financial statement income and an excise tax on certain stock repurchases executed after December 31, 2022. There are no impacts to the Company in 2024, and the Company does not expect a material impact on its consolidated financial statements in the future for the IRA.

On December 14, 2023, the FASB issued ASU 2023-09 (Improvements to Income Tax Disclosures). The object of the project is to improve the transparency and usefulness of income tax disclosures. For public business entities, the effective date is for fiscal years beginning after December 15, 2024. The Company does not expect a material impact on its consolidated financial statements related to ASU 2023-09.

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

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Letter Agreement”), wherein the parties reached an agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Letter Agreement, is now approximately $43.8 million. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is conditional, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined in the Letter Agreement. Under the Letter Agreement, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period. Revenue is defined in the Letter Agreement as:

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

Since the carrying amount of the payable is equal to potential future cash flows, no gain was recognized. The $250,000 payment due on or before December 31, 2024, is included in accounts payable on the balance sheet, and the remaining balance of approximately $43.5 million is included in other liabilities.

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

Effective July 29, 2015, we entered into a License Agreement (the “Lonza Agreement”) with Lonza Sales AG (“Lonza”) covering Lonza’s “system know-how” technology with respect to our use of proprietary cell lines to manufacture new leronlimab material. The Lonza Agreement provides for an annual license fee and future royalty payments, both of which vary based on whether Lonza, or we or our strategic partner manufactures leronlimab. We currently use two independent parties as contract manufacturers for leronlimab, and continually review this arrangement. Should the arrangement continue as-is, an annual license fee of £0.3 million (approximately $0.35 million given current exchange rate) would continue to apply, as well as a royalty, up to 2% of the net selling price upon commercialization of leronlimab, excluding value added taxes and similar amounts.

Operating Leases

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the fiscal years ended May 31, 2024 and 2023 were approximately $0.1 million and $0.2 million, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating leases on the consolidated balance sheets. The following table summarizes the operating lease balances.

(in thousands)	May 31, 2024	May 31, 2023
Assets
Right-of-use asset	$264	$400
Liabilities
Current operating lease liability	$142	$139
Non-current operating lease liability	141	283
Total operating lease liability	$283	$422

The minimum (base rental) lease payments reconciled to the carrying value of the operating lease liabilities as of May 31, 2024, are expected to be as follows (in thousands):

Fiscal Year	Amount
2025	$185
2026	169
Thereafter	—
Total operating lease payments	354
Less: imputed interest	(71)
Present value of operating lease liabilities	$283

Supplemental information related to the operating leases was as follows:

	May 31, 2024
Weighted average remaining lease term	1.9	years
Weighted average discount rate	10.0%

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

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule

10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants have filed motions to dismiss the second amended complaint in whole or in part. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

The Company is committed to cooperating fully with the DOJ and SEC and will continue to comply with the requests of each agency. The Company cannot predict the ultimate outcome of the DOJ or SEC investigations or the cases against Mr. Pourhassan, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. The investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or former executives and/or former directors in addition to Mr. Pourhassan, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the investigations will be completed, the final outcome of the investigations, what additional actions, if any, may be taken by the DOJ or SEC or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

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

Settlement of Amarex Dispute

On July 2, 2024, the Company and Amarex Clinical Research, LLC (“Amarex”), the Company’s former clinical research organization (“CRO”), entered into an agreement settling a lawsuit filed by the Company in October 2021 (the “Settlement Agreement”).

The terms of the Settlement Agreement include: (i) the payment by Amarex of $12,000,000 to the Company, of which $10,000,000 was paid on execution of the Settlement Agreement and the balance will be paid on or before July 2, 2025; (ii) the release of the Company’s surety bond posted in the lawsuit and the return of the Company’s cash collateral in the amount of $6,500,000 provided as security to the surety; (iii) the crediting of all amounts claimed by Amarex as due and payable for its CRO services, totaling approximately $14,000,000, reducing the Company’s outstanding balance to zero, with no funds required to be paid by the Company; and (iv) a mutual release of claims, resolving all legal claims between the parties.

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

Note 12. Employee Benefit Plan

The Company has an employee savings plan (the “401(k) Plan”), organized under Section 401(k) of the Internal Revenue Code (the “Code”), covering all employees. The Company makes a qualified non-elective contribution of 3%, which vests immediately. In addition, participants in the 401(k) Plan may contribute a percentage of their compensation, but not greater than the maximum allowed under the Code. During the fiscal years ended May 31, 2024 and 2023, the Company incurred an expense of approximately $0.1 million for qualified non-elective contributions.

Note 13. Subsequent Events

Tender offer

On July 19, 2024, the Company closed a tender offer where warrants to purchase approximately 127.1 million shares of common stock were exercised at a $0.09387 exercise price, resulting in gross proceeds of approximately $11.9 million and net proceeds of approximately $10.5 million. The Company also issued approximately 25.4 million shares of common stock as bonus shares in the tender offer.

Induced note conversions

On July 8, 2024, in satisfaction of a redemption, the Company and the April 23, 2021 Noteholder entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of $0.5 million, which was exchanged concurrently for approximately 3.9 million shares.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d15(e) under the Exchange Act) as of May 31, 2024. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Principal Executive Officer has concluded, based upon the evaluation described above, that as of May 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a15(f) and 15d15(f) under the Exchange Act as the process designed by, or under the supervision of, our Principal Executive Officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Principal Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than as described above, during the quarter ended May 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in, and is incorporated herein by reference to, our definitive proxy statement for our 2024 Annual Meeting of Stockholders under the captions Proposal 1: Election of Directors, Information about our Executive Officers, and Delinquent Section 16(a) Reports, to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended May 31, 2024 (the 2024 Proxy Statement”).

We have adopted a code of ethics and business conduct that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer (our interim Chief Financial Officer), and senior financial officers, or persons performing similar functions. We make our code of ethics and business conduct available free of charge on our website at www.cytodyn.com.

The Board has determined that Ryan C. Dunlap, who is chair of the Board’s Audit Committee, is an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC.

Item 11. Executive Compensation.

The information required by Item 11 relating to executive compensation will be contained in, and is incorporated herein by reference to, our 2024 Proxy Statement under the captions Executive Compensation (excluding Pay versus Performance) and Director Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders’ matters will be contained in, and is incorporated herein by reference to, our 2024 Proxy Statement under the captions Stock Ownership by Principal Stockholders, Directors and Executive Officers and Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence will be contained in, and is incorporated herein by reference, to our 2024 Proxy Statement under the captions Related Person Transactions and Director Independence.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services will be contained in, and is incorporated herein by reference to, our 2024 Proxy Statement under the caption Matters Relating to the Company’s Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements

The consolidated financial statements for the fiscal years ended May 31, 2024, and 2023 are included under Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)Exhibits

			Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc		8-K	10.1	7/30/2012

3.1	Amended and Restated Certificate of Incorporation, as amended through November 9, 2023		S-1	3.1	2/7/2024

3.2	Amended and Restated Bylaws of CytoDyn Inc.		8-K12G3	3.2	11/19/2018

4.1	Description of the Registrant’s Capital Stock		S-1	4.1	2/7/2024

4.2	Form of Common Stock Certificate		8-K12G3	4.1	9/1/2015

4.3	Form of Warrant Agreement (Private Offerings)		8-K	4.1	9/4/2018

4.4	Form of Warrant Agreement (Registered Offerings)		8-K	4.1	4/5/2019

4.5	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)		8-K	4.1	3/20/2019

4.6	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)		8-K	4.1	10/22/2019

4.7	Form of Warrant Agreement (Series D Convertible Preferred Stock Offering)		8-K	4.1	2/3/2020

4.8	Form of Warrant to Purchase Common Stock (December 2018 Convertible Note Offering)		8-K	4.2	1/3/2019

4.9	Form of Warrant to Purchase Common Stock		8-K	4.1	1/31/2019

4.10	Form of Common Stock Purchase Warrant		8-K	4.1	8/29/2019

4.11	Form of Common Stock Purchase Warrant		8-K	4.1	12/27/2019

4.12	Warrant to Purchase Common Stock by and between CytoDyn Inc. and Iliad Research and Trading, L.P.		8-K	4.2	1/31/2019

4.13	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021		8-K	4.1	4/8/2021

4.14	Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	4.1	4/29/2021

4.15	Form of Warrant	8-K	4.1	9/7/2021

4.16	Initial Warrant Issued under Surety Bond Backstop Agreement	8-K	4.1	2/17/2022

4.17	Make-Whole Warrant Issued under Surety Bond Backstop Agreement	8-K	4.2	2/17/2022

4.18	Warrant Issued to Richard G. Pestell	10-K	4.22	8/15/2022

4.19	Initial Warrant Issued under Surety Bond Backstop Extension	10-K	4.19	9/14/2023

4.20	Subsequent Warrant Issued under Surety Bond Backstop Extension	10-K	4.20	9/14/2023

10.1	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003	10-K	10.21	8/29/2013

10.2	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015	8-K/A	10.1	8/19/2015

10.3	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.4	4/13/2017

10.4	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.5	4/13/2017

10.5	Form of Indemnification Agreement	10-Q	10.2	10/9/2018

10.6	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	10.2	4/8/2021

10.7	Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	10.2	4/29/2021

10.8*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”)	10-Q	10.4	1/9/2023

10.9*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan		10-K	10.43	8/14/2020

10.10*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan		10-K	10.9	8/29/2013

10.11*	Form Stock Option Award Agreement (For Non-Employee Directors)		10-Q	10.2	1/9/2023

10.12*	Form Stock Option Award Agreement (For Executives)		10-Q	10.3	1/9/2023

10.13*	Employment Agreement between CytoDyn Inc. and Tyler Blok, effective August 15, 2023		10-Q	10.1	10/23/2023

10.14*	Consulting Agreement between the Company and Rapid Deployment LLC		10-Q	10.1	4/15/2024

10.15*	Employment Agreement between the Company and Jacob P. Lalezari, M.D., dated January 26, 2024		8-K	10.1	1/29/2024

21	Subsidiaries of the Registrant	X

23.1	Consent of Macias Gini & O’Connell LLP	X

23.2	Consent of Marcum LLP	X

31.1	Certification of Principal Executive Officer under Rule 13a-14(a)	X

31.2	Certification of Interim Chief Financial Officer under Rule 13a-14(a)	X

32	Certification of Principal Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Management contract, compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2024	CYTODYN INC.
(Registrant)

	By:	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 15, 2024.

Principal Executive Officer:

/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer

Directors

/s/ Tanya Durkee Urbach
Tanya Durkee Urbach, Chair

/s/ Lishomwa C. Ndhlovu
Lishomwa C. Ndhlovu, M.D., Ph.D.

/s/ Karen J. Brunke
Karen J. Brunke, Ph.D.

/s/ Ryan M. Dunlap
Ryan M. Dunlap

/s/ Stephen M. Simes
Stephen M. Simes