Form 10-K/A
period 2024-05-31
CytoDyn Inc.
filed 2024-09-30
CIK 1175680

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of CytoDyn Inc. for the fiscal year ended May 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2024 (the “Original Form 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K and to correct one exhibit. The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not be filing a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Further, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2024

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

Directors of the Company are elected to hold office until the next annual meeting of stockholders, and until their successors are duly elected and qualified or until their earlier death, resignation or removal. The following table sets forth information about our current directors, including their current principal occupation or employment and age as of August 31, 2024:

				Board committees
Director name	Age	Principal occupation	Independent	Audit	Compensation	Nom/Gov
Tanya D. Urbach, Board Chair	57	Partner, Eagle Bay Advisors	Yes	M	M	C
Lishomwa C. Ndhlovu, M.D., Ph.D.	54	Professor, Immunology in Medicine and Neuroscience, Weill Cornell Medicine	Yes			M
Karen J. Brunke, Ph.D.	72	Executive Vice President, Corporate and Business Development, Jaguar Health, Inc. (NASDAQ: JAGX)	Yes		M
Ryan M. Dunlap	54	Chief Financial Officer, Gurobi Optimization	Yes	C		M
Stephen M. Simes	72	Independent advisor to companies and organizations in the pharmaceutical industry	Yes	M	C
C	indicates chair of respective board committee.
M	indicates member of respective board committee.

Tanya D. Urbach. Ms. Urbach has been a director since November 24, 2021, and has served as our Board Chair since January 24, 2022. She is currently Partner/Co-Head for Eagle Bay Family Office, which provides family office and investment advisory services to ultra-high net worth clients. Tanya also provides corporate governance and corporate finance advice to Dynepic, Inc., which provides an integrated platform to power immersive training programs for companies and U.S. military forces. From November 2020 through March 31, 2021, Ms. Urbach was a sole practitioner advising broker-dealers, investment advisors, and their professionals. From January 2019 through October 2020, she was a shareholder at the law firm Markun, Zusman, Freniere & Compton in Portland, Oregon. She served as General Counsel for Paulson Investment Company, LLC, a registered broker-dealer that provides investment banking services to the Company from time to time, from July 2015 until January 2019, providing advice regarding corporate governance, securities regulatory compliance, corporate finance, and other legal and securities-related issues. Ms. Urbach earned her bachelor’s degree at the Clark Honors College at the University of Oregon and her law degree at Lewis & Clark Law School. She served on the Executive Committee of the Oregon State Bar Securities Regulation Section from 2007 through 2015 and 2019 to 2021. She brings extensive training and expertise in the conduct of securities offerings, securities litigation, corporate finance and business growth, corporate governance, and other corporate business and legal issues to the Board.

Lishomwa C. Ndhlovu, M.D., Ph.D. Dr. Ndhlovu has been a director since November 24, 2021, and previously served on the Company’s Scientific Advisory Board. Appointed to Weill Cornell Medicine in 2019, he is the Herbert J. and Ann L. Siegel Distinguished Professor of Medicine in the Division of Infectious Diseases and holds a secondary appointment as a tenured Professor of Immunology in Neuroscience at the Feil Family Brain and Mind Institute. Before joining Weill Cornell Medicine, Dr. Ndhlovu was on the faculty at the University of Hawaii and University of California San Francisco from 2010 to 2019. As co-leader of the $26.5 million NIH-supported Martin Delaney Collaboratory, “HOPE”, testing novel retroviral silencing and gene editing approaches towards an HIV cure, and the $11 million NIH- funded “SCORCH” consortium, investigating how substances that can lead to addition modify effects of HIV in the brain, he is a recognized expert in basic and complex translational immunology and engineered immunotherapy research. He has focused much of his work on confronting the challenges of HIV and aging, addressing molecular mechanism of

HIV pathogenesis, complications, and persistence. Dr. Ndhlovu received his M.D. from the University of Zambia and his Ph.D. from Tohoku University in Japan and is an elected Fellow of the American Academy of Microbiology, Chair of the American foundation for AIDS (amfAR) Research Scientific Advisory Committee and California HIV Research Program and member on the NIH/NIAID Office of AIDS Research Advisory Committee. He brings a deep understanding of the complications associated with HIV and research expertise in major arenas in which the Company is studying its drug product to the Board.

Karen J. Brunke, Ph.D. Dr. Brunke was appointed as a director effective April 1, 2022. Dr. Brunke has over 30 years of scientific, operational, clinical, senior executive, and corporate/business development managerial experience with large and small biotechnology companies. She is currently the Executive Vice President of Corporate and Business Development at Jaguar Health, Inc. (JAGX), a position she has held since September 2021, following seven months as an independent consultant to Jaguar. Jaguar is a commercial stage pharmaceuticals company focused on developing novel, sustainably derived gastrointestinal products on a global basis. Since January 2023, Dr. Brunke has also served as acting CEO of Magdalena Biosciences, Inc., a joint venture of Jaguar and Filament Health Corp (FH.NE and FLHLF) funded by OneSmallPlanet. During her career, Dr. Brunke has been a business development and strategy consultant to multiple companies and was instrumental in the initiation of several startup companies, including during the period from 2017 through 2020. Dr. Brunke was part of the executive team that merged Mercator Genetics Inc. with Progenitor, a subsidiary of Interneuron Pharmaceuticals, in 1999 and helped take the resulting company public. Dr. Brunke was Chief Operating Officer of Anexus Pharmaceuticals, a subsidiary of the Japanese public company MediBic, responsible for in- and out-licensing assistance for Japanese companies, from 2004 through June 2006, and was founding Chief Executive Officer of Cardeus Pharmaceuticals, a neuroscience company, from 2011 through March 2014. Dr. Brunke received her BA in Biochemistry as well as a Ph.D. in Microbiology from the University of Pennsylvania. Her many years of service in executive management, business development, operations, and corporate development roles at biotechnology companies are of valuable assistance to the Board.

Ryan M. Dunlap. Mr. Dunlap was appointed as a director effective August 24, 2022. Mr. Dunlap has over 27 years of experience in finance and operations leadership, developing significant expertise in strategy setting, improving operational efficiency and effectiveness, fundraising and investor relations, financial reporting and compliance, and risk management. Mr. Dunlap joined Gurobi Optimization, a company that offers customers a mathematical optimization solver to address business problems, as Chief Financial Officer in October 2019. Prior to that, he was CFO beginning in January 2016, as well as COO beginning in December 2017, at MolecularMD (now ICON Specialty Labs), a growth equity-backed molecular diagnostics company. Mr. Dunlap also previously served as the CFO of Galena Biopharma, Inc., a publicly traded biotechnology and pharmaceutical sales company. Earlier in his career, Mr. Dunlap held various financial and operational leadership roles in large, multinational organizations, and spent 11 years with public accounting firms such as PricewaterhouseCoopers LLP, KPMG, and Moss Adams, where he provided business assurance and advisory services to both public and private companies predominately in the software, technology, and life sciences industries. Mr. Dunlap earned a B.S. degree in Accounting from the University of Oregon and is an active licensed CPA in the state of Oregon. His expertise as an “audit committee financial expert,” particularly in matters faced by the audit committee of a biotechnology company, as well as his significant experience in executive management, finance, operations, and strategic planning, is of valuable assistance to the Board.

Stephen M. Simes. Mr. Simes was appointed as a director effective October 13, 2022. Mr. Simes brings extensive experience to the Board through his service as CEO or a director of a number of pharmaceutical companies, both public and private. His career in the pharmaceutical industry started over 40 years ago with G.D. Searle & Co. (now a part of Pfizer Inc.). He has been an independent advisor to companies and organizations in the pharmaceutical industry since 2016 and is currently Entrepreneur in Residence at Helix 51 and the Innovation and Research Park of Rosalind Franklin University of Medicine and Science in North Chicago, Illinois. Mr. Simes also serves as a director of BioLife4D Corporation, a private company developing a patient-specific, fully functioning human heart using 3D bioprinting and the patient’s own cells and currently preparing for an IPO. He is also chairman of the board of Bio-XL Limited, an Israeli company developing products in oncology. Mr. Simes was the CEO of RestorGenex Corporation from 2014 to 2016, when it was acquired by Diffusion Pharmaceuticals. From 1998 to 2013, Mr. Simes was the President and CEO of BioSante Pharmaceuticals, which was acquired by ANI Pharmaceuticals Inc. in June 2013. He previously served on the boards of directors of Therapix Biosciences (2016 - 2020), RestorGenex Corporation (2014 - 2016), Ceregene, Inc. (2009 - 2013), BioSante Pharmaceuticals (1998 - 2013), Unimed Pharmaceuticals, Inc. (1994 - 1997), Bio-Technology

General (1993 - 1995), and Gynex Pharmaceuticals, Inc. (1989 - 1993). He has a BSc in Chemistry from Brooklyn College of the City University of New York and an MBA from New York University. Mr. Simes brings substantial biotech experience to the board, including in the realms of corporate governance, executive management, operations, business development, drug development and capital markets. He also has substantial experience serving on boards of both privately owned and publicly traded entities.

Executive Officers

Information about our current executive officers is set forth below:

Name	Age	Position
Jacob P. Lalezari, M.D.	65	Chief Executive Officer
Mitchell Cohen	68	Interim Chief Financial Officer
Tyler Blok	37	Chief Legal Officer and Corporate Secretary

Dr. Jacob P. Lalezari. Dr. Lalezari has served as the Company’s Chief Executive Officer and principal executive officer since January 26, 2024, after previously serving as the Company’s Interim CEO beginning November 17, 2023. Dr. Lalezari is currently the CEO and Medical Director of Lalezari Medical Corp., dba Quest Clinical Research (“Quest”), a company he founded in 1989. Dr. Lalezari has also served as a board member and Medical Director of Siempre Unidos, a nonprofit that operates HIV and primary care treatment clinics in Honduras, since 2006, the Chief Medical Officer of Virion Therapeutics, LLC, in 2018, and a board member and the Vice President of NP2, a non-profit pharmaceutical company, since 2018. He previously served as the Company’s interim Chief Medical Officer and/or Chief Science Advisor from March 2020 to November 2020. Dr. Lalezari received his M.D. from the University of Pennsylvania, his M.A. from the University of Virginia, and his B.A. from the University of Rochester. He also holds a board certification from the American Board of Internal Medicine.

Mitchell Cohen. Mr. Cohen has been engaged as an independent contractor by InterimExecs since January 2024. He has served as the Company’s interim Chief Financial Officer since February 1, 2024, pursuant to an agreement between the Company and InterimExecs. He has more than 30 years of financial, operations and general business experience as a senior executive of both public and private companies. During the six years preceding 2024, Mr. Cohen provided financial consulting and chief financial officer services to a variety of public and private companies through MMC Ventures, LLC, Business Talent Group and, beginning in April 2022, Randstad Professionals US, LLC.  Through those consulting firms, he served as interim chief financial officer of Blue Apron Holdings, Inc., a distributor of prepared meals, from October 2022 to November 2023; Redbox Entertainment Inc., an entertainment and software company, from May through August 2022; and Cerence Inc., a software company, from February through April 2022; and served as chief financial officer of Bolt Mobility, a startup micro mobility company, from March 2021 to January 2022. Mr. Cohen earned his bachelor’s degree in economics from Queens College.

Tyler Blok. Mr. Blok has served as the Company’s in-house legal counsel since July 25, 2022, and was appointed by the Board as Executive Vice President of Legal Affairs effective August 15, 2023, and as Chief Legal Officer on September 27, 2024. Prior to joining the Company, Mr. Blok was an attorney at Buckley Law P.C., from 2021 to 2022, working in the firm’s business and transactional practice group, representing corporate clients in the mergers and acquisitions process, and advising business clients in relation to corporate governance matters. From 2013 to 2021, Mr. Blok worked at Markun Zusman Freniere & Compton LLP as both a law clerk and an attorney, later associating with TT&E Law Group LLP (2020 - 2021), where he represented various corporate clients in arbitration matters, complex commercial disputes, securities litigation, and regulatory examination and enforcement matters. Mr. Blok earned his bachelor’s degree at Western Oregon University and his law degree at Lewis & Clark Law School.

Audit Committee Members and Financial Expert

The Audit Committee consists of Mr. Dunlap, Ms. Urbach and Mr. Simes, with Mr. Dunlap serving as the chair. The Board has determined that each current member of the Audit Committee is financially sophisticated under the listing rules of The Nasdaq Stock Market (the “Nasdaq Rules”). The Board has also determined that Mr. Dunlap is an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC. All current members of the Audit Committee are considered independent because they satisfy the independence requirements prescribed by the Nasdaq Rules, including those set forth in Rule 10A-3 under the Exchange Act.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct and a Statement of Policy on Insider Trading and Policy Regarding Special Trading Procedures. Copies of these governing documents, as well as the committee charters described below, are available on our website at www.cytodyn.com under the Investors/Governance tabs.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and beneficial owners of more than 10 percent of the Company’s common stock (a “10% Stockholder”) to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of those reports, all Section 16 reporting persons complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2024, other than an initial report on Form 3 filed after the due date by each of the new executives, Dr. Lalezari, and Mr. Cohen.

Item 11.   Executive Compensation

Director Compensation

During the 2024 fiscal year, our non-employee director compensation program provided for: (i) $40,000 in annual cash retainer; (ii) an additional annual cash retainer of $30,000 for service as Lead Independent Director or independent Board Chair, (iii) additional annual cash retainers for committee chairs equal to $20,000 for the Audit Committee, $15,000 for the Compensation Committee, and $10,000 for the Nominating and Governance Committee, (iv) annual cash retainers for committee members of $10,000 for the Audit Committee, $7,500 for the Compensation Committee, and $5,000 for the Nominating and Governance Committee, and (v) an annual grant of a non-qualified stock option with a grant date fair value of $136,800 and a 10-year term and vesting in equal monthly installments through the end of the applicable fiscal year.

2024 Director Compensation Table

The table below sets forth certain information regarding the compensation earned by or awarded to each non-employee director for services during the 2024 fiscal year:

		Stock option
Name of non-employee director	Cash fees	awards (1)(2)	Total
Tanya D. Urbach (3)	$97,500	$136,800	$234,300
Lishomwa C. Ndhlovu, M.D., Ph.D.	$45,000	$136,800	$181,800
Karen J. Brunke, Ph.D.	$47,500	$136,800	$184,300
Ryan M. Dunlap	$65,000	$136,800	$201,800
Stephen M. Simes	$65,000	$136,800	$201,800

(1)

Stock option awards represent the grant date fair value of the awards pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC 718”), as described in Note 7 to the consolidated financial statements included in the Original Form 10-K, to which reference is hereby made.

(2)	The shares of common stock underlying stock options held by the non-employee directors as of May 31, 2024, are shown in the table below:

Number of shares underlying
Name of non-employee director	outstanding stock option awards
Tanya D. Urbach	1,159,611
Lishomwa C. Ndhlovu, M.D., Ph.D.	1,259,611
Karen J. Brunke, Ph.D.	1,084,611
Ryan M. Dunlap	985,334
Stephen M. Simes	978,012

(3)	Cash fees include annual fees for service as independent Board Chair.

Information Regarding our Executive Compensation Program

The following summary of the Company’s executive compensation program provides information regarding the compensation awarded to, earned by, or paid to the three individuals who served as the Company’s principal executive officer during the fiscal year ended May 31, 2024, Jacob Lalezari, M.D., Antonio Migliarese, and Cyrus Arman, and our two other executive officers as of May 31, 2024, Mitchell Cohen, and Tyler Blok. We refer to these five individuals as our “named executive officers.” No other individuals served as executive officers of the Company during fiscal year 2024.

Executive Compensation Policies and Procedures

Our Company believes that our executive compensation program should be designed to attract, motivate and retain highly qualified executives by paying them competitively and rewarding and encouraging individual and superior company performance, on both a short- and long-term basis, thereby aligning our executives’ behavior with long-term stockholder interests. The Board’s Compensation Committee is tasked with reviewing compensation policies and practices applicable to all executive officers. Effective July 2, 2021, the Compensation Committee adopted a written policy regarding executive compensation to govern the committee in making its determinations and fulfilling its responsibilities. Under the policy, the Compensation Committee will:

●	be composed of at least three members who are independent directors as provided under the Nasdaq Rules or rules of another applicable national securities exchange on which the Company’s stock is listed;
●	select and engage one or more independent compensation advisors and receive written recommendations from such advisors to assist the Compensation Committee in determining types and levels of compensation for executive officers and non-employee directors on an annual basis;
●	assess the compensation levels and composition of the Company’s peer group annually, based on factors the Compensation Committee deems relevant after discussion with its independent compensation advisor(s), and consider for selection as peers, as deemed appropriate by the Compensation Committee, companies that are operating in the same industries as the Company and have similar market capitalization;
●	consider and approve the compensation elements for the Company’s executive officers annually, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation, and the composition of executive compensation in terms of base salary, deferred compensation, performance-based compensation, equity-based compensation, and other benefits to be provided to executive officers; this decision-making process will be followed once per year, including evaluation of the achievement of goals for the most recent performance period(s) and establishment of goals for the ensuing performance period(s);

●	consider and approve the annual compensation for non-employee directors for each fiscal year, including cash retainers for service as directors and as members of Board committees, equity-based compensation, and other benefits to be provided to non-employee directors; and
●	refrain from recommending or approving bonuses to non-employee directors based on Company performance.

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

Role of Independent Compensation Advisor

The Compensation Committee has the sole authority and responsibility to select, retain, and terminate its independent compensation advisors and to approve their fees and terms of engagement. In June 2022, the Compensation Committee retained Aon/Radford (“Aon”) as its independent compensation consultant. The Compensation Committee selected Aon in part due to its experience in developing comparative compensation analyses by industry. Aon was also asked to review and evaluate the Company’s peer group for compensation comparison purposes, to provide comparative information regarding executive compensation at peer companies, and to assist in designing the Company’s executive compensation program for fiscal year 2024. The peer group approved by the Compensation Committee in June 2022 was composed of 22 pre-revenue, publicly traded companies with one to five drugs under development and located in biotech hubs throughout the United States.

Base Salaries

Based on comparative compensation information provided by Aon in April, June, and September 2024, the Compensation Committee fixed the base salaries of the Company’s executive officers as follows: Mr. Migliarese’s annual base salary for fiscal year 2024 was fixed at $421,600, identical to his salary for fiscal year 2023; Mr. Blok’s annual base salary, effective August 15, 2023, the date on which he was appointed Executive Vice President of Legal Affairs, was fixed at $315,000; and Dr. Lalezari’s annual base salary, upon his appointment as Interim CEO effective November 17, 2023, was fixed at the statutory minimum under California law of approximately $66,650, and was increased to $400,000 upon his promotion to CEO effective January 26, 2024.

In accordance with the January 10, 2024, consulting agreement between the Company and InterimExecs relating to Mr. Cohen’s services as the Company’s Interim CFO, the Company pays InterimExecs a fixed rate of $48,000 per month.

Annual Cash Incentive Plan and Cash Bonuses

Annual cash incentives are paid based on the Compensation Committee’s determinations regarding the satisfaction of corporate or individual performance goals, if any, established by the committee, and the committee’s evaluation of the individual performance of each executive officer in its sole discretion. Effective January 26, 2024, Dr. Lalezari’s target bonus was set at 40% of his base salary earned during the 2024 fiscal year. Mr. Blok’s target cash incentive payment was set at 40% of his base salary level approved in connection with his promotion in August 2024. Mr. Migliarese did not receive a bonus for the 2024 fiscal year due to his departure from the Company on February 15, 2024. Mr. Cohen is not eligible for a bonus under the terms of the Company’s consulting agreement with InterimExecs.

In September 2024, the committee approved the payment of non-equity incentive compensation to Tyler Blok in the amount of $100,000, representing approximately 75% of the target cash incentive he was eligible for in fiscal year 2024, based on the level of achievement of his assigned performance goals. The goals related to the lifting of the Food and Drug Administration’s clinical hold on clinical studies of leronlimab and the resolution of certain significant disputes with third parties on terms materially favorable to the Company. The committee determined that a fourth performance goal, relating to obtaining a material strategic partnership or licensing transaction, was not met. All performance goals were among the Company’s objectives established by the Board for fiscal year 2024. Also in September 2024, the committee approved a discretionary cash bonus for Dr. Lalezari totaling $70,000 for services in the 2024 fiscal year, based primarily on the lifting of the clinical hold.

Long-Term Equity Incentives

We provide long-term incentives to our named executive officers under our Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”). For the 2024 and 2023 fiscal years, equity awards were granted based on advice from Aon regarding the predominant practices of pre-revenue biotech companies.

On March 7, 2024, the Compensation Committee granted Dr. Lalezari a nonqualified stock option to purchase 3,000,000 shares of common stock in connection with his promotion to CEO in January 2024. The options vest over a four-year period. On January 3, 2024, the Compensation Committee granted Mr. Blok a nonqualified stock option to purchase 1,000,000 shares of common stock that will vest ratably in 48 equal monthly installments ending on May 31, 2027 (such that seven installments were vested on the grant date).

On January 3, 2024, the Compensation Committee also determined to cancel all stock options held by then employees of the Company, including executive officers, with exercise prices above $0.35 per share. The Compensation Committee took this action primarily because (i) the outstanding stock options no longer provided an incentive for exceptional performance due to being significantly out-of-the-money and (ii) cancellation and replacement of the existing stock options would result in less dilution to stockholders than granting additional stock options with a lower exercise price. As a result of the Compensation Committee’s action, stock options held by then and former executive officers with exercise prices ranging from $0.54 to $5.57 per share were cancelled as follows: Mr. Migliarese, stock options for 1,880,222 shares; Mr. Blok, stock options for 100,000 shares; and Dr. Arman, stock options for 1,575,557 shares. The Compensation Committee approved the concurrent grant of new nonqualified stock options to the Company’s executive officers with an exercise price of $0.21 per share for a number of shares equal to the total number of options cancelled and with an identical vesting schedule as the cancelled options.

Stock options provide our executives with opportunities for financial gain derived from the potential appreciation in stock price from the date the option is granted until the date the option is exercised. Stock options are granted to executives with an exercise price equal to or above the closing sale price of our common stock on the OTCQB on the grant date. Our long-term performance ultimately determines the value of stock options because gains from stock option exercises are entirely dependent on long-term appreciation in the price of our common stock. As a result, we believe stock options encourage our executives and other employees to focus on creating shareholder value. Nonqualified stock options do not provide holders with the tax advantages afforded to holders of incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended; rather, they benefit the Company by permitting it to deduct compensation expense for tax purposes when options are exercised in an amount equal to the compensation income recognized by the option holder.

Cyrus Arman, Ph.D., received awards of restricted stock units (“RSUs”) and performance share units (“PSUs”) under the 2012 Plan pursuant to his employment agreement executed in July 2022 when he was elected by the Board as the Company’s President. The awards were forfeited on July 7, 2023, in connection with his acceptance of the part time, nonexecutive position of Senior Vice President, Business Operations.

Executive Compensation Tables

The table below sets forth information regarding the compensation of our named executive officers for our fiscal years ended May 31, 2024 and 2023.

					Stock	Non-equity
				Stock	option	incentive plan	All other
		Salary	Bonus	awards	awards	compensation	compensation
Name and Principal Position	Year	($)(6)	($)(7)	($)(8)	($ )(9)	($ )(7)	($)(10)	Total ($)
Jacob Lalezari, M.D.(1)	2024	152,242	70,000	—	459,624	—	3,500	685,366
Chief Executive Officer
Mitchell Cohen(2)	2024	218,400	—	—	—	—	—	218,400
Interim Chief Financial Officer
Tyler Blok(3)	2024	291,042	—	—	176,055	100,000	8,731	575,828
Executive Vice President, Legal Affairs
Cyrus Arman, Ph.D.(4)	2024	270,000	—	—	109,487	—	8,100	387,587
President	2023	394,700	—	375,000	750,000	—	8,711	1,528,411
Antonio Migliarese(5)	2024	384,724	—	—	90,556	—	7,961	483,241
Chief Financial Officer	2023	428,418	—	—	1,318,800	—	10,065	1,757,283
(1)	Dr. Lalezari was appointed as the Company’s interim Chief Executive Officer effective November 17, 2023, and was appointed as Chief Executive Officer on January 26, 2024.
(2)

Mr. Cohen is an independent contractor and was appointed as the Company’s Interim Chief Financial Officer effective February 1, 2024. The terms of Mr. Cohen’s compensation are set forth in an agreement between the Company and InterimExecs.

(3)	Mr. Blok was appointed as Executive Vice President of Legal Affairs effective August 15, 2023. His compensation is shown for the full 2024 fiscal year.
(4)

Dr. Arman was appointed President on July 9, 2022. He was placed on medical leave beginning May 18, 2023 through July 6, 2023, when he resigned from that position. He was appointed as the Company’s Senior Vice President, Business Operations, a part time, nonexecutive position, effective July 7, 2023. His compensation for fiscal year 2024 is shown for the full fiscal year.

(5)

Mr. Migliarese also served as Interim President from January 24, 2022 through July 9, 2022, as well as beginning May 18, 2023 through November 17, 2023. He resigned as Chief Financial Officer effective January 31, 2024.

(6)

Beginning March 31, 2022 through November 30, 2022, 25% of Mr. Migliarese’s salary was paid in the form of shares of common stock instead of cash. The amount reflecting the value of shares of common stock included in the Salary column in fiscal 2023 for Mr. Migliarese was $51,875.

(7) See “Annual Cash Incentive Plan and Cash Bonuses” above. No bonuses were awarded for services in the 2023 fiscal year.

(8)

The amount shown for stock awards represents the aggregate grant date fair value of an award of restricted stock units (“RSUs”) to Dr. Arman in 2023. The RSUs were scheduled to vest in four equal annual installments, subject to continued employment through the applicable vesting date. Awards subject to performance conditions (“PSUs”) that were made to Dr. Arman in fiscal year 2023 were deemed to have zero fair value based on the probable outcome of the performance conditions on the grant date. The value of the PSUs at the grant date, assuming the performance conditions were met at the maximum level (100%), was $375,000. In connection with Dr. Arman’s appointment as Senior Vice President, Business Operations as of July 7, 2023, the RSUs and PSUs were forfeited.

(9)

Stock option awards represent the aggregate grant date fair value of the awards pursuant to ASC 718, as described in Note 7 to the consolidated financial statements included in the Original Form 10-K. See “Long-Term Equity

Incentives” above for discussion of the cancellation and replacement of certain outstanding stock options in January 2024.

(10) Represents our qualified non-elective contributions to the Company’s 401(k) employee savings plan. The total value of all personal benefits received by any named executive officer in fiscal years 2023 and 2024 was less than $10,000.

Outstanding Equity Awards at 2024 Fiscal Year-End

The table below sets forth information regarding the equity awards held by our named executive officers on May 31, 2024.

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised		Option		Option
	options (#)		options (#)		exercise		expiration
Name	exercisable		unexercisable		price ($)		date
Jacob Lalezari, M.D.	125,000		2,875,000	(2)	$0.21		3/7/2034
Tyler Blok	45,830		54,170	(3)	$0.21	(7)	7/25/2032
	70,580		79,420	(4)	$0.35		11/1/2032
	249,996		750,004	(5)	$0.21		1/3/2034
Cyrus Arman, Ph.D.	1,575,557	(1)	—		$0.21	(7)	9/20/2032
	112,500		337,500	(5)	$0.21		1/3/2032
Antonio Migliarese	50,000		—	(6)	$0.21	(7)	8/15/2025
	50,000		—	(6)	$0.21	(7)	8/15/2025
	100,00		—	(6)	$0.21	(7)	8/15/2025
	33,300		—	(6)	$0.21	(7)	8/15/2025
	666,000		—	(6)	$0.21	(7)	8/15/2025
	315,104		—	(6)	$0.21	(7)	8/15/2025
	1,910,640		—	(6)	$0.35		8/15/2025

Note: All awards in the table are subject to forfeiture in the event Continuous Service, as the term is defined in the 2012 Plan, terminates prior to the applicable vesting date.

(1)

In connection with Dr. Arman’s appointment to the non-executive position of Senior Vice President, Business Operations, vesting of the options was accelerated as follows: 630,222 shares vested on July 7, 2023, and the balance vested in six equal monthly installments beginning on August 9, 2023.

(2)	Vests in 46 equal monthly installments beginning on June 7, 2024.
(3)	Vests in 26 equal monthly installments beginning on June 30, 2024.
(4)	Vests in 24 equal monthly installments beginning on June 30, 2024.
(5)	Vests in 36 equal monthly installments beginning on June 30, 2024.
(6)

Effective February 15, 2024, the Compensation Committee approved the amendment of Mr. Migliarese’s stock options to be fully vested and exercisable and extended the post-termination exercise period from 90 days following termination to August 15, 2025.

(7)	See “Long-Term Equity Incentives” above for discussion of the cancellation and replacement of outstanding stock options for stock options with exercise prices of $0.21 per share.

Additional Compensation Information

Employee Pension, Profit Sharing or Other Retirement Plans

Effective January 1, 2010, we adopted an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) that covered substantially all employees. We make “safe harbor” qualified non-elective contributions, which vest immediately, equal to 3% of each participant’s salary, up to the maximum limit permitted under Section 401(k). In addition, participants in the 401(k) Plan may contribute a percentage of their compensation, up to the maximum limit under the Internal Revenue Code. We do not have any other defined benefit pension plan or profit sharing, or retirement plan.

Employment Agreements

The Company has entered into employment agreements with Dr. Lalezari and Mr. Blok that provide for an indefinite term of employment until terminated under the terms of the agreement, payment of a base salary (as adjusted by the Compensation Committee from time to time), a target bonus under the Company’s annual cash incentive plan described above, equity awards under the 2012 Plan (or any successor plan) as determined by the Compensation Committee, and benefits generally made available to the Company’s senior leadership. Mr. Cohen’s employment is pursuant to a consulting agreement with InterimExecs as described under “Base Salaries” above. Either party may terminate the agreement upon 30 days’ written notice.

Our current executive officers, other than Mr. Cohen, are eligible to participate in our short- and long-term incentive plans, with a target annual bonus equal to a percentage or range of percentages of annual base salary, as set by the Compensation Committee. The actual amount of the target awards paid is based on the Compensation Committee’s evaluation of the level of achievement of related performance goals or individual performance and are payable, as determined by the Compensation Committee, either in cash in full, or 50% in cash and 50% in unrestricted shares of common stock. The executive must remain actively employed by the Company through the date of a cash incentive payment to be entitled to payment.

Payments upon Termination of Employment, Death or Disability, or Change in Control

The only current executive officer of the Company entitled to severance or similar benefits upon termination of employment is Mr. Blok. Under Mr. Blok’s employment agreement, in the event we terminate his employment without cause in the absence of a change in control, and subject to his execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants, he will be entitled to (x) a lump sum payment equal to the sum of three months of base salary plus (y) payments equal to nine months of base salary payable in regular installments corresponding with the Company’s regular payroll schedule. The payments may, at the discretion of the Compensation Committee, be made in whole or in part through the issuance of shares of common stock. The total payments may not exceed the maximum amount qualified for the exemption from Section 409A of the Internal Revenue Code governing deferred compensation (the “Severance Limit”). Also, all outstanding and unvested stock awards granted to Mr. Blok will vest and (if applicable) become immediately exercisable upon such termination, except as otherwise specifically provided in an award agreement.

In the event we terminate the employment of Mr. Blok without cause, or he resigns for good reason, within 12 months following a change in control, and subject to his execution and non-revocation of a release of claims, his employment agreement provides for a lump sum payment equal to the sum of 18 months of base salary; provided that the total of such payments may not exceed the Severance Limit. Also, all then outstanding and unvested stock awards generally will vest as of the change in control date and (if applicable) become immediately exercisable, unless otherwise specifically provided in an award agreement. The definitions of certain terms used in Mr. Blok’s employment agreement are summarized below:

“Cause” means, among other things, fraudulent or similar acts intended to enrich the executive personally to the detriment or at the expense of the Company; willful failure to perform the duties or obligations reasonably assigned to the executive; a material breach of the confidentiality or non-competition provisions of the employment agreement;

conviction of or guilty plea to a crime involving a felony or a misdemeanor involving dishonesty or moral turpitude; and other willful engagement in misconduct, including conduct reasonably likely to result in negative publicity for the Company or harm to its reputation.

“Good reason” generally means a material reduction in the executive’s authority, duties, or responsibilities; a material decrease in the executive’s base salary; a material breach of the employment agreement by the Company; or a relocation of his principal place of employment by a distance of more than 50 miles.

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

Upon Mr. Blok’s death or disability, the Company will satisfy its accrued obligations to pay his salary and benefits through the date of the event.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock as of September 15, 2024, by (i) each of our directors; (ii) each of our named executive officers; and (iii) our current executive officers and directors as a group. To our knowledge, as of September 15, there were no beneficial owners of more than 5% of our outstanding common stock.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)	Total (3)
Directors and Named Executive Officers:
Jacob Lalezari, M.D. (4)	500,000	*
Mitchell Cohen	—	*
Tyler Blok(5)	497,121	*
A. Cyrus Arman, Ph.D.(6)	2,604,496	*
Antonio Migliarese(7)	3,324,951	*
Karen J. Brunke, Ph.D.(4)	1,084,611	*
Ryan C. Dunlap(4)	985,334	*
Lishomwa C. Ndhlovu, M.D., Ph.D.(4)	1,259,611	*
Stephen M. Simes(4)	978,012	*
Tanya Durkee Urbach(8)	1,321,724	*
Current directors and executive officers as a group (8 persons)(9)	6,626,413	*
*	Less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the business address of each current director and executive officer is c/o CytoDyn Inc. 1111 Main Street, Suite 660, Vancouver, Washington 98660.
(2)	Beneficial ownership includes shares of common stock as to which a person or group has sole or shared voting power or investment power. Beneficial ownership also includes shares subject to stock options, warrants, or other rights to acquire shares that are exercisable currently or within 60 days following September 15, 2024; such shares are deemed outstanding for purposes of computing the number of shares beneficially owned and percentage ownership of the person or group holding such stock options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage of any other person. Unless otherwise stated, numbers represent shares of common stock.
(3)	Percentages are based on 1,219,841,932 shares of common stock outstanding as of September 15, 2024.
(4)	Represents shares subject to stock options.

(5)	Includes 496,871 shares subject to stock options.
(6)	Includes: (i) a warrant covering 434,782 shares; and (ii) 1,734,932 shares subject to stock options.
(7)	Includes 3,141,744 shares subject to stock options.
(8)	Includes 1,159,611 shares subject to stock options.
(9)	Includes 6,399,466 shares subject to stock options.

Equity Compensation Plan Information

The following table summarizes information as of May 31, 2024, regarding shares of common stock that may be issued upon exercise of stock options, and rights under the Company’s equity compensation plans and arrangements. For additional information, see “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11 above, and Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of the Original Form 10-K, to which reference is hereby made.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	25,049,473	(1)	$ 0.54	12,497,414	(2)
Equity compensation plans not approved by stockholders (3)	800,000		$ 2.10	—
Total	25,849,473		0.60	12,497,414

(1)	Represents outstanding stock options granted to current or former employees and directors of the Company pursuant to the 2012 Plan.
(2)	Represents shares available for future awards under the 2012 Plan that may be in the form of stock options, stock appreciation rights, restricted stock, RSUs, or other stock-based awards. As provided in the 2012 Plan, the number of shares available for issuance will automatically increase on June 1 of each calendar year in an amount equal to one percent of the Company’s total outstanding shares on that date, unless the Company’s Board of Directors determines, before the immediately preceding fiscal yearend, that there should be a smaller or no increase. Pursuant to this provision, the number of shares covered by the 2012 Plan was increased by 10,585,606 shares effective June 1, 2024, which are not reflected in the table.
(3)	Represents outstanding stock options granted as compensation for certain consulting or advisory services provided to the Company by independent contractors and by members of our Scientific Advisory Board outside of the 2012 Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Related Person Transactions

We describe below each transaction or series of similar transactions, since June 1, 2022, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or may exceed $112,140; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, at any time since June 1, 2022, had or will have a direct or indirect material interest.

The Audit Committee of the Board reviews and approves all related party transactions in accordance with the Company’s Related Party Transactions Policy, which is available on our website, www.cytodyn.com/investors. Generally, it is the Company’s policy to enter into or ratify related party transactions only when the Board, acting through the Audit Committee, determines that the transaction in question is in, or is not inconsistent with, the best interests of the Company and its stockholders. Specifically, when reviewing a related party transaction, the Audit Committee considers all relevant factors, including but not limited to (if and to the extent possible): the benefits to the Company; the impact on a director’s independence in the event the related party is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. We believe the terms of the related party transactions described below were comparable to terms we could have obtained in arm’s length dealings with unrelated third parties.

The Center for Advanced Research & Education, LLC (“CARE”), owned by Julie Recknor, Ph.D., the spouse of Dr. Christopher Recknor, was one of several clinical locations for the Company’s MASH and COVID-19 long-hauler clinical trials, and was a clinical location for the Company’s completed Phase 2b/3 mild-to-moderate and severe-to-critical COVID-19 clinical trials. Dr. Julie Recknor serves as the Site Director of CARE and manages its day-to-day operations. The Company entered into a Clinical Trial Agreement (“CTA”) with CARE for each of these clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s former CRO, prior to Dr. Christopher Recknor’s appointment as an executive officer of the Company, and the operational and financial terms of the CTA with CARE were comparable to the terms available to unrelated clinical locations. Dr. Christopher Recknor was not involved in the Company’s decision to choose CARE as a clinical location for its ongoing trials or in patient recruitment at the CARE site. The Company made payments totaling approximately $0.2 million to CARE during the fiscal year ended May 31, 2023.

On February 14, 2022, the Company entered into a Surety Bond Backstop Agreement (the “Backstop Agreement”) with David F. Welch, Ph.D., in his individual capacity and as trustee of a revocable trust, as well as certain other related parties (collectively, the “Indemnitors”). Pursuant to the Backstop Agreement, the Indemnitors agreed to assist the Company in obtaining a surety bond (the “Surety Bond”) for posting in connection with the Company’s ongoing litigation with its former contract research organization, Amarex, by, among other things, agreeing to indemnify the issuer of the Surety Bond (the “Surety”) with respect to the Company’s obligations under the Surety Bond. As a result of two amendments to the Backstop Agreement executed in July and December of 2022, the Indemnitors’ agreement to indemnify the Surety was extended until April 2023. As consideration for the Indemnitors’ obligations under the Backstop Agreement, including the amendments, the Company issued the Backstop Warrants to entities controlled by Dr. Welch to purchase a total of 45,000,000 shares of common stock at an exercise price of $0.10 per share. The warrants are fully exercisable and will expire at various dates in 2027 and 2028. Upon the issuance of the final two warrants to purchase a total of 15,000,000 shares in February 2023, Dr. Welch was deemed to beneficially own in excess of 5% of the Company’s outstanding shares of common stock.

The payment obligations of the Company to the Indemnitors bore interest at 10% per annum and were secured by substantially all of the patents held by the Company. In March 2023, as required by and in connection with the extension of the Backstop Agreement, the Company relieved the Indemnitors of the remaining $1.4 million of cash collateral pledged by the Indemnitors in support of the Surety Bond. Subsequently, the Indemnitors were fully released from their indemnification obligations, they released their security interest in the Company’s patents securing the Company’s obligations under the Backstop Agreement, and the Company fully assumed the Surety Bond.

On February 13, 2023, Dr. Arman, the Company’s then President, purchased approximately 0.4 million units consisting of one share of common stock and one warrant to purchase one share of common stock from the Company at an exercise price of $0.50. The terms and conditions of Dr. Arman’s investment totaling $0.1 million were identical to those offered to other investors in a private placement through a placement agent that ended in April 2023.

Dr. Lalezari, the Company’s current CEO, owns Lalezari Medical Corp., dba Quest Clinical Research (“Quest”). In the years prior to Dr. Lalezari’s appointment as CEO, Quest was one of several clinical locations for the Company’s past COVID19 clinical trials. The Company entered into a Clinical Trial Agreement (“CTA”) with Quest in relation to said clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s former CRO, years before Dr. Lalezari’s appointment as CEO of the Company, and the operational and financial terms of the CTA with Quest were comparable to the terms available to unrelated clinical locations. Dr. Lalezari was not employed by the Company at the time period of the trials. Since June 1, 2021, the Company has paid Quest approximately $1.2 million for its services in conducting clinical trials of leronlimab. As of August 31, 2024, the outstanding balance owed by the Company to Quest was approximately $0.4 million.

Director Independence

We are not a “listed issuer” as that term is used in Regulation S-K Item 407 adopted by the SEC. However, in determining director independence, we use the definition of independence in Rule 5605(a)(2) and Rule 5605(c)(2) of the listing rules of The Nasdaq Stock Market (the “Nasdaq Rules”).

The Board has determined that all of our current directors are independent as defined in the Nasdaq Rules, including for purposes of membership on the Board’s Audit, Compensation, and Nominating and Corporate Governance Committees, and that none of them otherwise has a relationship that, in the opinion of the Board, would interfere with their exercise of independent judgment in carrying out the responsibilities of a director.

Dr. Ndhlovu served on the Company’s Scientific Advisory Board for a period of time. As compensation for that service, Dr. Ndhlovu was granted an option to purchase 50,000 shares of common stock with an exercise price of $3.36 per share that will expire on August 31, 2030, and an option to purchase an additional 50,000 shares of common stock with an exercise price of $0.50 per share that will expire on September 6, 2032. The awards were not subject to disclosure under Regulation S-K Item 404(a), but the Board took them into consideration in determining that Dr. Ndhlovu is independent under the Nasdaq Rules.

Item 14.   Principal Accountant Fees and Services

Board Pre-Approval Process, Policies and Procedures

The Audit Committee’s policy is to pre-approve all engagements for audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee pre-approved 100% of the audit-related fees described below.

Fees Paid to Principal Independent Registered Public Accounting Firms

The fees charged by Macias Gini & O’Connell LLP (“MGO”) (PCAOB ID #324, San Jose, California) for its professional services performed relating to fiscal years 2024 and 2023 are shown in the table below:

Services rendered	2024	2023
Audit Fees (1)	—	$561,928
Audit-Related Fees (2)	$69,677	—
Total Audit and Audit-Related Fees	69,677	561,928
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$69,677	$561,928

(1)	Audit fees covered the annual audit of our financial statements for the 2023 fiscal year and quarterly reviews during fiscal year 2023.
(2)	Audit-related fees related to review of our Registration Statements on Form S-1, related accountants’ consents, and other matters.

(3)	Tax fees relate to tax returns, year-end tax planning, and other tax advice. No tax services were performed by MGO during fiscal years 2024 or 2023.
(4)	MGO did not perform any other professional services during fiscal years 2024 or 2023, including any non-audit services as described in paragraph (c)(4) of Rule 2-01 of Regulation S-X.

The fees charged by BF Borgers CPA PC (“BF Borgers”) for its professional services performed during fiscal year 2024 are shown in the table below:

Services rendered	2024
Audit Fees (1)	$99,000
Audit-Related Fees (2)	—
Total Audit and Audit-Related Fees	99,000
Tax Fees (3)	—
All Other Fees (4)	—
Total Fees	$99,000
(1)	Audit fees covered three quarterly reviews performed during fiscal year 2024.
(2)	BF Borgers did not perform any audit-related services related to fiscal year 2024.
(3)	BF Borgers did not perform any tax-related services during fiscal year 2024.
(4)	BF Borgers did not perform any other professional services during fiscal year 2024, including any non-audit services.

Marcum LLP (PCAOB #688, Hartford, Connecticut) invoiced the approximate amounts shown in the table below for professional services performed relating to fiscal year 2024:

Services rendered	2024
Audit Fees (1)	$122,850
Audit-Related Fees (2)	—
Total Audit and Audit-Related Fees	122,850
Tax Fees (3)	—
All Other Fees (4)	—
Total Fees	$122,850
(1)	Audit fees covered the annual audit of our financial statements for the 2024 fiscal year.
(2)	Marcum LLP did not perform any audit-related services related to fiscal year 2024.
(3)	Marcum LLP did not perform any tax services during fiscal year 2024.
(4)	Marcum LLP did not perform any other professional services during fiscal year 2024, including any non-audit services.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements

The Consolidated Financial Statements are included under Part II, Item 8 of the Original Form 10-K.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc		8-K	10.1	7/30/2012

3.1	Amended and Restated Certificate of Incorporation, as amended through November 9, 2023		S-1	3.1	2/7/2024

3.2	Amended and Restated Bylaws of CytoDyn Inc.		8-K12G3	3.2	11/19/2018

4.1	Description of the Registrant’s Capital Stock		S-1	4.1	2/7/2024

4.2	Form of Common Stock Certificate		8-K12G3	4.1	9/1/2015

4.3	Form of Warrant Agreement (Private Offerings)		8-K	4.1	9/4/2018

4.4	Form of Warrant Agreement (Registered Offerings)		8-K	4.1	4/5/2019

4.5	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)		8-K	4.1	3/20/2019

4.6	Form of Warrant Agreement (Series C Convertible Preferred Stock Offering)		8-K	4.1	10/22/2019

4.7	Form of Warrant Agreement (Series D Convertible Preferred Stock Offering)		8-K	4.1	2/3/2020

4.8	Form of Warrant to Purchase Common Stock (December 2018 Convertible Note Offering)	8-K	4.2	1/3/2019

4.9	Form of Warrant to Purchase Common Stock	8-K	4.1	1/31/2019

4.10	Form of Common Stock Purchase Warrant	8-K	4.1	8/29/2019

4.11	Form of Common Stock Purchase Warrant	8-K	4.1	12/27/2019

4.12	Warrant to Purchase Common Stock by and between CytoDyn Inc. and Iliad Research and Trading, L.P.	8-K	4.2	1/31/2019

4.13	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	4.1	4/8/2021

4.14	Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	4.1	4/29/2021

4.15	Form of Warrant	8-K	4.1	9/7/2021

4.16	Initial Warrant Issued under Surety Bond Backstop Agreement	8-K	4.1	2/17/2022

4.17	Make-Whole Warrant Issued under Surety Bond Backstop Agreement	8-K	4.2	2/17/2022

4.18	Warrant Issued to Richard G. Pestell	10-K	4.22	8/15/2022

4.19	Initial Warrant Issued under Surety Bond Backstop Extension	10-K	4.19	9/14/2023

4.20	Subsequent Warrant Issued under Surety Bond Backstop Extension	10-K	4.20	9/14/2023

10.1	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003	10-K	10.21	8/29/2013

10.2	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015	8-K/A	10.1	8/19/2015

10.3	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.4	4/13/2017

10.4	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.		10-Q	10.5	4/13/2017

10.5	Form of Indemnification Agreement		10-Q	10.2	10/9/2018

10.6	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021		8-K	10.2	4/8/2021

10.7	Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021		8-K	10.2	4/29/2021

10.8*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”)		10-Q	10.4	1/9/2023

10.9*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan		10-K	10.43	8/14/2020

10.10*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan		10-K	10.9	8/29/2013

10.11*	Form Stock Option Award Agreement (For Non-Employee Directors)		10-Q	10.2	1/9/2023

10.12*	Form Stock Option Award Agreement (For Executives)		10-Q	10.3	1/9/2023

10.13*	Employment Agreement between CytoDyn Inc. and Tyler Blok, effective August 15, 2023		10-Q	10.1	10/23/2023

10.14*	Consulting Agreement between the Company and Rapid Deployment LLC		10-Q	10.1	4/15/2024

10.15*	Employment Agreement between the Company and Jacob P. Lalezari, M.D., dated January 26, 2024		8-K	10.1	1/29/2024

21	Subsidiaries of the Registrant		10-K	21	8/15/2024

23.1	Consent of Macias Gini & O’Connell LLP		10-K	23.1	8/15/2024

23.2	Consent of Marcum LLP		10-K	23.2	8/15/2024

31.1	Certification of Principal Executive Officer under Rule 13a-14(a)		10-K	31.1	8/15/2024

31.2	Certification of Interim Chief Financial Officer under Rule 13a-14(a)		10-K	31.2	8/15/2024

31.3	Certification of Principal Executive Officer under Rule 13a-14(a)	X

31.4	Certification of Interim Chief Financial Officer under Rule 13a-14(a)	X

32	Certification of Principal Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350		10-K	32	8/15/2024

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

*	Management contract, compensatory plan or arrangement.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2024	CYTODYN INC.
(Registrant)

	By:	/s/ Jacob Lalezari
Jacob Lalezari, M.D.
Chief Executive Officer