Form 10-Q
period 2024-08-31
CytoDyn Inc.
filed 2024-10-15
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

On September 30, 2024, there were 1,219,842 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	August 31, 2024	May 31, 2024
Assets
Current assets:
Cash	$24,921	$3,110
Restricted cash	—	6,704
Prepaid expenses	570	463
Prepaid service fees	247	538
Other receivables (Note 9)	2,000	—
Total current assets	27,738	10,815
Other non-current assets	283	321
Total assets	$28,021	$11,136
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,159	$29,561
Accrued liabilities and compensation	2,923	2,810
Accrued interest on convertible notes	16,392	15,227
Accrued dividends on convertible preferred stock	7,163	6,791
Convertible notes payable, net	28,918	29,793
Total current liabilities	69,555	84,182
Operating leases	105	141
Other liabilities (Note 9)	43,571	43,571
Total liabilities	113,231	127,894
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at August 31, 2024 and May 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at August 31, 2024 and May 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at August 31, 2024 and May 31, 2024	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 1,220,284 and 1,059,002 issued, and 1,219,841 and 1,058,559 outstanding at August 31, 2024 and May 31, 2024, respectively	1,220	1,059
Treasury stock, $0.001 par value; 443 shares at August 31, 2024 and May 31, 2024	—	—
Additional paid-in capital	785,874	773,714
Accumulated deficit	(872,304)	(891,531)
Total stockholders’ deficit	(85,210)	(116,758)
Total liabilities and stockholders' deficit	$28,021	$11,136

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended August 31,
	2024	2023
Operating expenses:
General and administrative	$1,604	$2,688
Research and development	(24,046)	1,914
Depreciation	5	10
Total operating expenses	(22,437)	4,612
Operating gain (loss)	22,437	(4,612)
Interest and other income (expense):
Interest income	126	—
Interest on convertible notes	(1,165)	(1,197)
Amortization of discount on convertible notes	(125)	(400)
Amortization of debt issuance costs	—	(366)
Loss on induced conversion	(1,180)	(2,004)
Finance charges	(14)	(912)
Loss on note extinguishment	—	(2,084)
(Loss) gain on derivatives	(852)	4
Total interest and other expenses	(3,210)	(6,959)
Gain (loss) before income taxes	19,227	(11,571)
Income tax benefit	—	—
Net income (loss)	$19,227	$(11,571)

Income (Loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Weighted average common shares used in calculation of income (loss) per share:
Basic	1,135,043	923,587
Diluted	1,198,287	923,587

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	8,777	9	—	—	991	—	1,000
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	152	—	—	13,874	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(372)	—	(372)
Stock-based compensation	—	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	—	19,227	19,227
Balance at August 31, 2024	34	$—	1,220,284	$1,220	443	$—	$785,874	$(872,304)	$(85,210)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2023	34	$—	919,053	$919	443	$—	$731,270	$(841,690)	$(109,501)
Issuance of stock for convertible note repayment	—	—	8,661	8	—	—	1,492	—	1,500
Loss on induced conversion	—	—	—	—	—	—	2,004	—	2,004
Warrants issued in note offering	—	—	—	—	—	—	170	—	170
Stock issued for compensation	—	—	686	1	—	—	154	—	155
Warrant exercises	—	—	3,000	3	—	—	297	—	300
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	79	—	79
Stock-based compensation	—	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	—	(11,571)	(11,571)
Balance at August 31, 2023	34	$—	931,400	$931	443	$—	$735,441	$(853,261)	$(116,889)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended August 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$19,227	$(11,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	5	10
Amortization of debt issuance costs	—	366
Amortization of discount on convertible notes	125	400
Loss (gain) on derivatives	852	(4)
Loss on induced conversion	1,180	2,004
Loss on note extinguishment	—	2,084
Stock-based compensation	136	503
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,783)	(1,605)
Accounts payable, accrued expenses, and other liabilities	(14,302)	3,318
Net cash provided by (used in) operating activities	5,440	(4,495)
Cash flows from investing activities:
Net cash Provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	10,377	—
Proceeds from sale of common stock and warrants, net of issuance costs	—	2,575
Proceeds from warrant exercises	—	300
(Cash paid for) proceeds from note payable	(710)	1,144
Net cash provided by financing activities	9,667	4,019
Net change in cash and restricted cash	15,107	(476)
Cash and restricted cash at beginning of period	9,814	9,048
Cash and restricted cash at end of period	$24,921	$8,572
Cash and restricted cash consisted of the following:
Cash	$24,921	$2,034
Restricted cash	—	6,538
Total cash and restricted cash	$24,921	$8,572
Supplemental disclosure:
Cash paid for interest	$45	$24
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$—	$83
Issuance of common stock for principal of convertible notes	$1,000	$1,500
Accrued dividends on Series C and D convertible preferred stock	$372	$373
Warrants issued to placement agent	$—	$413
Note conversion to common stock and warrants	$—	$2,295

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2024

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

The Company is currently working to further establish leronlimab via clinical development of its effects on chronic inflammation, oncology, and a number of other potential exploratory indications. Historically, the Company has investigated leronlimab as a viral entry inhibitor for treatment of human immunodeficiency virus (“HIV”), believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as metabolic dysfunction-associated steatohepatitis (“MASH”), replacement for the term nonalcoholic steatohepatitis (“NASH”). Leronlimab is being or has been studied in MASH, solid tumors in oncology, COVID-19, Long-COVID, and HIV indications where CCR5 is believed to play an integral role in the pathogenesis of disease.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The unaudited consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiary, CytoDyn Operations Inc. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) have been omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2024, as amended by Amendment No. 1 on Form 10-K/A (the “2024 Form 10-K”). The results of operations for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or for any other future annual or interim period.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the current period. The Company has an accumulated deficit of approximately $872.3 million as of August 31, 2024. These factors, among others, including the various matters discussed in Note 9, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The unaudited consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the U.S. Food and Drug Administration (“FDA”), which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include, but are not limited to, those relating to stock-based compensation, the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Restricted cash

As of August 31, 2024, the Company had no restricted cash. The restricted cash in the prior period was related to cash that was being held as collateral in connection with a surety bond that was posted as required in the Amarex Clinical Research L.L.C. (“Amarex”) litigation and was released in full on July 2, 2024, as part of the settlement agreement.

Fair value of financial instruments

In accordance with the prescribed accounting guidance, the Company measured fair value of derivative instruments using fair value hierarchy which include:

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

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity, and derivatives. The amendments will align the requirements in the FASB Accounting Standards Codification (“ASC”) with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from

Regulation S-X or Regulation S-K by the SEC and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendments on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included with each reported measure of segment profit and loss. The standard is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this update on its financial statement disclosures but does not believe it will materially impact the financial statements.

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

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows (in thousands):

	August 31, 2024	May 31, 2024
Compensation and related expense	$362	$208
Legal fees and settlement	101	7
Clinical expense	143	329
License fees	2,033	1,799
Lease payable	142	142
Investor proceeds held in escrow	—	300
Other liabilities	142	25
Total accrued liabilities	$2,923	$2,810

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	August 31, 2024			May 31, 2024
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$21	$—	$—	$19	$—	$—
Accrued dividends	$—	$3,295	$3,868	$—	$3,135	$3,656
Total shares of common stock if dividends converted	42	6,590	7,736	38	6,270	7,312

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of August 31, 2024 and May 31, 2024:

	August 31, 2024			May 31, 2024
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$26,369	$29,200	$2,831	$27,369	$30,200
Less: Unamortized debt discount and issuance costs	(30)	(252)	(282)	(45)	(362)	(407)
Convertible notes payable, net	2,801	26,117	28,918	2,786	27,007	29,793
Accrued interest on convertible notes	4,828	11,564	16,392	4,634	10,593	15,227
Outstanding convertible notes payable, net and accrued interest	$7,629	$37,681	$45,310	$7,420	$37,600	$45,020

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2024	$7,420	$37,600	$45,020
Consideration received	—	—	—
Amortization of issuance discount and costs	15	110	125
Interest expense	194	971	1,165
Fair market value of shares and warrants exchanged for repayment	—	(1,180)	(1,180)
Difference between market value of common shares and reduction of principal	—	180	180
Outstanding balance at August 31, 2024	$7,629	$37,681	$45,310

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes are as follows:

	August 31, 2024
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	10%	10%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2025	April 23, 2025
Security interest	All Company assets excluding intellectual property

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

During the three months ended August 31, 2024, in satisfaction of redemptions, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $1.0 million, which was exchanged concurrently with the issuance of approximately 8.8 million shares of common stock. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a principal amount of $26.4 million. The Company accounted for the Partitioned Notes and the exchange settlements as induced conversions, and, accordingly, recorded a non-cash loss on convertible debt induced conversion of $1.2 million for the three months ended August 31, 2024.

As of September 30, 2024, the holders of the April 2, 2021 and April 23, 2021 Notes waived all provisions in the convertible notes that, based on the occurrence of various events through that date, could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. Accordingly, the Company was not in default under the Notes on September 30, 2024.

Placement Agent Notes

During the period April through June 2023, the Company entered into securities purchase agreements pursuant to which the Company issued secured promissory notes bearing interest at a rate of 6.0% and with an 18-month term to accredited investors through a placement agent (“Placement Agent Notes”) for a total principal amount of approximately $2.3 million. The Placement Agent Notes were secured by the net cash recovery, if any, by the Company in its dispute with Amarex and provided the investors with a right to convert the unpaid principal and accrued but unpaid interest into shares of common stock upon the occurrence of an event of default. The Placement Agent Notes had maturity dates during the fiscal year ending May 31, 2025.

In connection with the note issuances, the Company issued warrants to investors to purchase approximately 1.3 million shares of common stock with a three-year term and an exercise price of $0.50 per share. The Company also issued warrants to purchase approximately 0.4 million shares of common stock to the placement agent with a ten-year term and an exercise price of $0.26 per share.

During June 2023, an amendment was entered into with the investors of the Placement Agent Notes, which stated that the principal amount and accrued but unpaid interest on the notes would be converted into shares of common stock and warrants as of the first closing of a subsequent private placement of common stock and warrants through a placement agent. The deemed purchase price of a unit of one share plus one warrant was fixed at 90% of the lower of the intraday volume weighted average price (“VWAP”) on the date of the first closing and last closing of the private placement, while the exercise price of the warrants was set at $0.306 per share, compared to $0.50 per share in the original private placement. The amendment also allowed investors to retain an interest in the Amarex settlement after conversion.

In July 2023, the first closing of the subsequent private placement of common stock and warrants through a placement agent occurred. Therefore, the Placement Agent Notes were converted into units with the same pricing as the private placement described in Note 6, Private Placements of Common Stock and Warrants – Private placements of common stock and warrants through placement agent in the Company’s 2024 Form 10-K.

Due to the settlement with Amarex in July 2024, the Company owed approximately $0.9 million to Placement Agent Note investors, recorded as a loss on derivatives, of which approximately $0.7 million was paid in the three months ended August 31, 2024. In accordance with the prescribed accounting guidance, the Company measured fair value of liability classified warrants using fair value hierarchy included in Note 2, Summary of Significant Accounting Policies – Fair Value of Financial Instruments. The Company’s derivative liability is classified within Level 3.

Please refer to Note 5, Convertible Instruments and Accrued Interest, in the Company’s 2024 Form 10-K for additional information.

Note 5. Private Placements of Common Stock and Warrants

Tender offer

On July 19, 2024, the Company closed a tender offer in which warrants to purchase approximately 127.1 million shares of common stock were exercised at a $0.09387 exercise price, resulting in gross proceeds of approximately $11.9 million and net proceeds of approximately $10.4 million. The Company also issued approximately 25.4 million shares of common stock as bonus shares in the tender offer. The Company paid the placement agent a total cash fee of approximately $1.4 million, equal to 13% of the gross proceeds of the offering, as well as repricing all warrants previously issued to the placement agent to $0.09387 per share. In connection with the tender offer, the Company recognized the following issuance costs: $1.4 million in cash paid to placement agent, $0.1 million in legal fees, a $1.7 million change in fair value of the exercised warrants, and a $0.4 million change in fair value due to repricing the placement agent warrants.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2024	361,445	$0.34	4.21	$2,697
Granted	—	$—
Exercised	(127,087)	$0.09		—
Forfeited, expired, and cancelled	(2,110)	$0.43
Warrants outstanding at August 31, 2024	232,248	$0.26	4.28	$5,045
Warrants outstanding and exercisable at August 31, 2024	232,248	$0.26	4.28	$5,045

Note 6. Equity Incentive Plan

Equity Incentive Plan (“EIP”)

As of August 31, 2024, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of August 31, 2024 and May 31, 2024, the EIP covered a total of 66.8 million and 56.3 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2024. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended August 31, 2024 and 2023 was $0.2 million and $0.5 million, respectively. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2024	25,849	$0.60	7.77	$—
Granted	—	$—
Exercised	—	$—
Forfeited, expired, and cancelled	(50)	$0.66
Options outstanding at August 31, 2024	25,799	$0.60	7.54	$—
Options outstanding and exercisable at August 31, 2024	20,148	$0.70	7.07	$—

Note 7. Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations are as follows:

	Three months ended August 31,
(in thousands, except per share amounts)	2024	2023
Basic net income (loss) per share:
Net income (loss)	$19,227	$(11,571)
Less: Accrued preferred stock dividends	(372)	(373)
Net income (loss) applicable to common stockholders	$18,855	$(11,944)
Basic:
Weighted average common shares outstanding	1,135,043	923,587
Income (loss) per share	$0.02	$(0.01)
Diluted net income (loss) per share:
Net income (loss)	$18,855	$(11,944)
Reallocation of undistributed earnings as a result of conversion of preferred stock	372	—
Net income (loss) applicable to common stockholders	$19,227	$(11,944)

Number of shares used in basic computation	1,135,043	923,587
Weighted-average effect of dilutive securities
Warrant exercises	25,450	—
Preferred stock conversions	37,794	—
Diluted weighted average common shares outstanding	1,198,287	923,587
Diluted income (loss) per share	$0.02	$(0.01)

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three months ended August 31,
(in thousands)	2024	2023
Stock options and warrants	232,597	276,503
Convertible notes	12,000	12,000
Convertible preferred stock	—	34,818
Reserved for issuance of common stock through a placement agent	—	14,663
Reserved for issuance of common stock related to note conversion	—	11,474

Note 8. Income Taxes

To determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant unusual or infrequently occurring items that are separately reported are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter.

The Company had no income tax expense for the three months ended August 31, 2024 and 2023. The provision for income taxes for the three months ended August 31, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2025 and 2024, respectively. For the three months ended August 31, 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

Note 9. Commitments and Contingencies

Commitments with Samsung BioLogics Co., Ltd. (“Samsung”)

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Side Letter”), wherein the parties reached an agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Side Letter, is approximately $43.8 million. Except for a single $250,000 payment due on or before December 31, 2024, the entirety of the Total Balance is conditional, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined in the Side Letter. Under the Side Letter, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period. Revenue is defined in the Side Letter as:

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

The $250,000 payment due on or before December 31, 2024, is included in accounts payable, and the remaining balance of approximately $43.6 million is included in other long-term liabilities.

Operating lease commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended August 31, 2024 and 2023 were approximately $32.0 thousand and $42.6 thousand, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	August 31, 2024	May 31, 2024
Assets
Right-of-use asset	$230	$264
Liabilities
Current operating lease liability	$142	$142
Non-current operating lease liability	105	141
Total operating lease liability	$247	$283

The minimum (base rental) lease payments are expected to be as follows as of August 31, 2024 (in thousands):

Fiscal Year	Amount
2025 - 9 months remaining	$139
2026	169
Thereafter	—
Total operating lease payments	308
Less: imputed interest	(61)
Present value of operating lease liabilities	$247

Supplemental information related to operating leases was as follows:

	August 31, 2024
Weighted average remaining lease term	1.7	years
Weighted average discount rate	10.0%

Distribution and licensing commitments

Refer to Note 10, Commitments and Contingencies, in the 2024 Form 10-K for additional information.

Legal proceedings

As of August 31, 2024, the Company did not record any accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants have filed motions to dismiss the second amended complaint in whole or in part. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

Settlement of Amarex Dispute

On July 2, 2024, the Company and Amarex, the Company’s former CRO, entered into an agreement settling a lawsuit filed by the Company in October 2021 (the “Settlement Agreement”).

The terms of the Settlement Agreement include: (i) the payment by Amarex of $12,000,000 to the Company, of which $10,000,000 was paid on execution of the Settlement Agreement and the balance will be paid on or before July 2, 2025; (ii) the release of the Company’s surety bond posted in the lawsuit and the return of the Company’s cash collateral in the amount of $6,500,000 provided as security to the surety; (iii) the crediting of all amounts claimed by Amarex as due and payable for its CRO services, totaling approximately $14,000,000, reducing the Company’s outstanding balance to zero, with no funds required to be paid by the Company; and (iv) a mutual release of claims, resolving all legal claims between the parties. The effect of the Settlement Agreement is recorded in research and development expense.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended August 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this quarterly report on Form 10Q contains, or incorporates by reference, forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified in Part II, Item 1A and elsewhere in this quarterly report, and those set forth in Item 1A. Risk Factors in the 2024 Form 10-K, any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans.

Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercials sales, and the strength of the Company’s leadership team. The Company’s forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the FDA and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (v) the Company’s ability to recruit and retain key employees; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process; (xiii) legal proceedings, investigations or inquiries affecting the Company or its products; (xiv) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; (xv) general economic and business conditions; (xvi) changes in foreign, political, and social conditions; (xvii) and various other matters, many of which are beyond the Company’s control.

We intend that all forward-looking statements made in this quarterly report will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act, to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to address events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2024 Form 10-K, and the other sections of this Form 10-Q, including our consolidated financial statements and related notes set forth in Part I, Item 1. This discussion and analysis contain forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Overview

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for oncology and inflammation, as well as other potential indications, including HIV and MASH.

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

Corporate developments

During the quarter ended August 31, 2024, the Company completed a tender offer resulting in net proceeds of approximately $10.4 million.

On July 2, 2024, the Company and Amarex, the Company’s former CRO, entered into an agreement settling a lawsuit filed by the Company in October 2021 (the “Settlement Agreement”).The terms of the Settlement Agreement include: (i) the payment by Amarex of $12,000,000 to the Company, of which $10,000,000 was paid on execution of the Settlement Agreement and the balance will be paid on or before July 2, 2025; (ii) the release of the Company’s surety bond posted in the lawsuit and the return of the Company’s cash collateral in the amount of $6,500,000 provided as security to the surety; (iii) the crediting of all amounts claimed by Amarex as due and payable for its CRO services, totaling approximately $14,000,000, against the Company’s outstanding balance, reducing the balance to zero, with no funds required to be paid by the Company; and (iv) a mutual release of claims, resolving all legal claims between the parties.

Results of Operations

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. See the Liquidity and Capital Resources and Going Concern sections in this Item 2 of Part I and Part II, Item 1A Risk Factors included in this quarterly report and Item 1A. Risk Factors in our 2024 Form 10-K.

The results of operations were as follows for the periods presented:

	Three months ended August 31,		Change
(in thousands, except for per share data)	2024	2023	$	%
Operating expenses:
General and administrative	$1,604	$2,688	$(1,084)	(40)%
Research and development	(24,046)	1,914	(25,960)	(1,356)
Depreciation	5	10	(5)	(50)
Total operating expenses	(22,437)	4,612	(27,049)	(586)
Operating gain (loss)	22,437	(4,612)	27,049	586
Interest and other income (expense):
Interest income	126	—	126	100
Interest on convertible notes	(1,165)	(1,197)	32	3
Amortization of discount on convertible notes	(125)	(400)	275	69
Amortization of debt issuance costs	—	(366)	366	100
Loss on induced conversion	(1,180)	(2,004)	824	41
Finance charges	(14)	(912)	898	98
Loss on note extinguishment	—	(2,084)	2,084	100
(Loss) gain on derivatives	(852)	4	(856)	(21,400)
Total interest and other expenses	(3,210)	(6,959)	3,749	54
Gain (loss) before income taxes	19,227	(11,571)	30,798	266
Income tax benefit	—	—	—	—
Net income (loss)	$19,227	$(11,571)	$30,798	266%
Income (Loss) per share:
Basic	$0.02	$(0.01)	$0.03	300
Diluted	$0.02	$(0.01)	$0.03	300%

Weighted average common shares used in calculation of income (loss) per share:
Basic	1,135,043	923,587	211,456	23
Diluted	1,198,287	923,587	274,700	30%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2024	2023	$	%
Salaries, benefits, and other compensation	$425	$642	$(217)	(34)%
Stock-based compensation	136	503	(367)	(73)
Legal fees	376	317	59	19
Insurance	323	416	(93)	(22)
Other	344	810	(466)	(58)
Total general and administrative	$1,604	$2,688	$(1,084)	(40)%

The decrease in G&A expenses for the three-month period ended August 31, 2024, compared to the same period in the prior year, was primarily due to a reduction in Stock-based compensation and Salaries, benefits and other compensation based upon a classification of clinical employees’ compensation split between expense categories.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2024	2023	$	%
Clinical	$737	$1,250	$(513)	(41)%
Non-clinical	(14)	250	(264)	(106)
CMC	(30)	169	(199)	(118)
License and patent fees	246	245	1	0
Return of clinical expenses	(24,985)	—	(24,985)	100
Total research and development	$(24,046)	$1,914	$(25,960)	(1,356)%

The decrease in R&D expense in the three-month period ended August 31, 2024, compared to the same period in the prior year, was primarily due to a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in July 2024.

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

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2024	2023	$	%
Interest income	$126	—	$126	100%
Interest on convertible notes payable	(1,165)	$(1,197)	32	(3)
Amortization of discount on convertible notes	(125)	(400)	275	(69)
Amortization of debt issuance costs	—	(366)	366	(100)
Loss on induced conversion	(1,180)	(2,004)	824	(41)
Finance charges	(14)	(912)	898	(98)
Loss on note extinguishment	—	(2,084)	2,084	100
(Loss) gain on derivatives	(852)	4	(856)	(21,400)
Total interest and other expenses	$(3,210)	$(6,959)	$3,749	(54)%

The decrease in interest and other expenses for the three-month period ended August 31, 2024, compared with the same period in the prior year, was primarily due to the decrease in loss on note extinguishment and finance charges. The decrease in loss on note extinguishment is due to note extinguishments occurring in the prior period. The decrease in finance charges is due to restructuring the balance due to Samsung, which removed any future interest. The decrease in interest and other expenses was offset by an increase in loss on derivatives due to the value of the interest in the Amarex settlement received by investors in the Placement Agent Notes.

Liquidity and Capital Resources

As of August 31, 2024, we had a total of approximately $24.9 million in cash and approximately $69.6 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of September 30, 2024, we have approximately 199.3 million shares of common stock available for issuance in new financing transactions.

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

Cash

The Company’s cash position of approximately $24.9 million and no restricted cash, as of August 31, 2024, increased by approximately $21.8 million and decreased by approximately $6.7 million, respectively, when compared to the balance of $3.1 million and $6.7 million, respectively, as of May 31, 2024. This increase was primarily the result of approximately $10.0 million cash received for a legal settlement, the release of the $6.7 million surety bond, and approximately $9.7 million in cash provided by financing activities during the three months ended August 31, 2024. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Three months ended August 31,		Change
(in thousands)	2024	2023	$
Net cash provided by (used in):
Net cash provided by (used in) operating activities	$5,440	$(4,495)	$9,935
Net cash provided by/ used in investing activities	$—	$—	$—
Net cash provided by financing activities	$9,667	$4,019	$5,648

Cash provided by operating activities

Net cash provided by operating activities totaled approximately $5.4 million during the three months ended August 31, 2024, representing an improvement of approximately $9.9 million compared to the three months ended August 31, 2023. The increase in the net amount of cash provided by operating activities was due primarily to a legal settlement of approximately $10.0 million. Refer to Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute for further discussion.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $9.7 million during the three months ended August 31, 2024, an increase of approximately $5.6 million compared to the three months ended August 31, 2023. The increase in net cash provided was primarily the result of raising funds through a warrant exchange tender offer during the current period compared a lower amount raised through private placements of common stock and warrants in the prior period.

Pre-launch inventories

The Company previously capitalized pre-launch inventories which were subsequently charged-off in October 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization resulting from the withdrawal of the Company’s biologic license application submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw materials continue to be maintained to that they can be used in the future if needed.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of August 31, 2024, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $7.7 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, contains a stated conversion price of $10.00 per share, and matures in April 2025. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of August 31, 2024, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $37.9 million.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	August 31, 2024
Issuable upon:
Warrant exercises	232.2
Convertible preferred stock and undeclared dividends conversion	37.8
Outstanding stock option exercises	25.8
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	23.1
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	330.9
Common stock outstanding	1,219.8

As of August 31, 2024, we had approximately 199.3 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of August 31, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 3, Accrued Liabilities and Compensation, Note 4, Convertible Instruments and Accrued Interest, and Note 9, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 5 and 10 in Part II, Item 8 in the 2024 Form 10-K.

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

It is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of August 31, 2024, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the current quarter. Net income of $19.2 million in the current quarter resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company has an accumulated deficit of approximately $872.3 million as of August 31, 2024. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Accounting Pronouncements

Refer to Part I, Item 1, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements in this Form 10-Q for the discussion.

Critical Accounting Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s critical accounting estimates are described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported in Part II, Item 7A of the 2024 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our

Chief Executive Officer and Interim Chief Financial Officer concluded, based upon the evaluation described above, that as of August 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended August 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 9, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, which was filed with the SEC on August 15, 2024. You should carefully consider those risk factors in addition to other information in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In August 2024, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into a new note with an aggregate principal amount of $0.5 million. The new note was exchanged concurrently with issuance of a total of approximately 4.9 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

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

CYTODYN INC.
(Registrant)

Dated: October 15, 2024	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2024	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)