Form 10-Q
period 2024-11-30
CytoDyn Inc.
filed 2025-01-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

On December 31, 2024, there were 1,228,232 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	November 30, 2024	May 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,335	$3,110
Restricted cash	—	6,704
Prepaid expenses	635	463
Prepaid service fees	663	538
Other receivables (Note 9)	2,000	—
Total current assets	24,633	10,815
Other non-current assets	244	321
Total assets	$24,877	$11,136
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,244	$29,561
Accrued liabilities and compensation	2,767	2,810
Accrued interest on convertible notes	17,553	15,227
Accrued dividends on convertible preferred stock	7,532	6,791
Convertible notes payable, net	28,531	29,793
Total current liabilities	70,627	84,182
Operating leases	69	141
Other liabilities (Note 9)	43,571	43,571
Total liabilities	114,267	127,894
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at November 30, 2024 and May 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at November 30, 2024 and May 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at November 30, 2024 and May 31, 2024	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 1,223,517 and 1,059,002 issued, and 1,223,075 and 1,058,559 outstanding at November 30, 2024 and May 31, 2024, respectively	1,224	1,059
Treasury stock, $0.001 par value; 443 shares at November 30, 2024 and May 31, 2024	—	—
Additional paid-in capital	786,458	773,714
Accumulated deficit	(877,072)	(891,531)
Total stockholders’ deficit	(89,390)	(116,758)
Total liabilities and stockholders' deficit	$24,877	$11,136

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative	$2,294	$2,311	$3,898	$4,999
Research and development	1,409	1,079	(22,637)	2,993
Depreciation	4	8	9	18
Total operating expenses	3,707	3,398	(18,730)	8,010
Operating (loss) gain	(3,707)	(3,398)	18,730	(8,010)
Interest and other income (expense):
Interest income	142	—	268	—
Interest expense on convertible notes	(1,161)	(1,164)	(2,326)	(2,361)
Amortization of discount on convertible notes	(113)	(142)	(238)	(542)
Amortization of debt issuance costs	—	(3)	—	(369)
Issuance costs for private placement of shares and warrants through placement agent	—	(906)	—	(906)
Loss on induced conversion	—	(636)	(1,180)	(2,640)
Finance charges	(9)	(891)	(23)	(1,803)
Loss on note extinguishment	—	(2,406)	—	(4,490)
Gain on restructuring of payables	80	—	80	—
Loss on derivatives	—	(17)	(852)	(13)
Total interest and other expenses	(1,061)	(6,165)	(4,271)	(13,124)
(Loss) gain before income taxes	(4,768)	(9,563)	14,459	(21,134)
Income tax benefit	—	—	—	—
Net (loss) income	$(4,768)	$(9,563)	$14,459	$(21,134)

(Loss) income per share:
Basic	$(0.00)	$(0.01)	$0.01	$(0.02)
Diluted	$(0.00)	$(0.01)	$0.01	$(0.02)

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,221,405	958,988	1,177,988	941,191
Diluted	1,221,405	958,988	1,204,193	941,191

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	8,777	9	—	—	991	—	1,000
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	152	—	—	13,874	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(372)	—	(372)
Stock-based compensation	—	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	—	19,227	19,227
Balance at August 31, 2024	34	—	1,220,284	1,220	443	—	785,874	(872,304)	(85,210)
Issuance of stock for convertible note repayment	—	—	3,233	4	—	—	416	—	420
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Net loss	—	—	—	—	—	—	—	(4,768)	(4,768)
Balance at November 30, 2024	34	$—	1,223,517	$1,224	443	$—	$786,458	$(877,072)	$(89,390)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2023	34	$—	919,053	$919	443	$—	$731,270	$(841,690)	$(109,501)
Issuance of stock for convertible note repayment	—	—	8,661	8	—	—	1,492	—	1,500
Loss on induced conversion	—	—	—	—	—	—	2,004	—	2,004
Warrants issued in note offering	—	—	—	—	—	—	170	—	170
Stock issued for compensation	—	—	686	1	—	—	154	—	155
Warrant exercises	—	—	3,000	3	—	—	297	—	300
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Reclassification of warrants from liability to equity classified	—	—	—	—	—	—	79	—	79
Stock-based compensation	—	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	—	(11,571)	(11,571)
Balance at August 31, 2023	34	—	931,400	931	443	—	735,441	(853,261)	(116,889)
Issuance of stock for convertible note repayment	—	—	3,535	4	—	—	496	—	500
Loss on induced conversion	—	—	—	—	—	—	636	—	636
Warrants issued in note offering	—	—	—	—	—	—	10	—	10
Note conversion	—	—	14,339	14	—	—	4,379	—	4,393
Stock issued for compensation	—	—	559	1	—	—	97	—	98
Stock issued for private offering	—	—	21,453	21	—	—	6,307	—	6,328
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(368)	—	(368)
Stock-based compensation	—	—	—	—	—	—	474	—	474
Net loss	—	—	—	—	—	—	—	(9,563)	(9,563)
Balance at November 30, 2023	34	$—	971,286	$971	443	$—	$747,472	$(862,824)	$(114,381)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended November 30,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$14,459	$(21,134)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9	18
Amortization of debt issuance costs	—	369
Issuance costs for private placement of shares and warrants through placement agent	—	906
Amortization of discount on convertible notes	238	542
Gain on restructuring of payables	(80)	—
Loss on derivatives	852	13
Loss on induced conversion	1,180	2,640
Loss on note extinguishment	—	4,490
Stock-based compensation	673	1,075
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,229)	(290)
Accounts payable, accrued expenses, and other liabilities	(13,248)	4,374
Net cash provided by (used in) operating activities	1,854	(6,997)
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	10,377	—
Proceeds from sale of common stock and warrants, net of issuance costs	—	3,016
Proceeds from warrant exercises	—	300
Proceeds from convertible note and warrant issuances, net of offering costs	—	1,357
Cash paid for note payable	(710)	—
Net cash provided by financing activities	9,667	4,673
Net change in cash and restricted cash	11,521	(2,324)
Cash, cash equivalents, and restricted cash at beginning of period	9,814	9,048
Cash, cash equivalents, and restricted cash at end of period	$21,335	$6,724
Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$21,335	$147
Restricted cash	—	6,577
Total cash, cash equivalents, and restricted cash	$21,335	$6,724
Supplemental disclosure:
Cash paid for interest	$23	$38
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$—	$80
Issuance of common stock for principal of convertible notes	$1,420	$2,000
Accrued dividends on Series C and D convertible preferred stock	$741	$741
Warrants issued to placement agent	$—	$413
Note conversion to common stock and warrants	$—	$2,295

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2024

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

The Company is currently working to further establish leronlimab via clinical development of its effects on oncology, inflammation and a number of other potential exploratory indications. Historically, the Company has investigated leronlimab as a viral entry inhibitor believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses such as metabolic dysfunction-associated steatohepatitis (“MASH”), replacement for the term nonalcoholic steatohepatitis (“NASH”). Leronlimab is being or has been studied in MASH, solid tumors in oncology, COVID-19, Long-COVID, and human immunodeficiency virus (“HIV”) indications where CCR5 is believed to play an integral role in the pathogenesis of disease.

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the six months ended November 30, 2024. The Company has an accumulated deficit of approximately $877.1 million as of November 30, 2024. These factors, among others, including the various matters discussed in Note 9, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The unaudited consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and discussions with the U.S. Food and Drug Administration (“FDA”), which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include, but are not limited to, those relating to stock-based compensation, the assumptions used to value warrants, and warrant modifications. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits and money market funds. Our investments in money market funds are measured at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The value of the money market fund as of November 30, 2024 was approximately $19.1 million with a zero investment as of May 31, 2024.

Restricted cash

As of November 30, 2024, the Company had no restricted cash. The restricted cash in the prior period was related to cash that was being held as collateral as required in the Amarex Clinical Research L.L.C. (“Amarex”) litigation and was released in full on July 2, 2024, as part of the settlement agreement.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included with each reported measure of segment profit and loss. The standard is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this update on its financial statement disclosures but does not believe it will materially impact the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses," which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows (in thousands):

	November 30, 2024	May 31, 2024
Compensation and related expense	$214	$208
Legal fees and settlement	111	7
Clinical expense	284	329
License fees	1,875	1,799
Lease payable	141	142
Investor proceeds held in escrow	—	300
Other liabilities	142	25
Total accrued liabilities	$2,767	$2,810

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	November 30, 2024			May 31, 2024
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$22	$—	$—	$19	$—	$—
Accrued dividends	$—	$3,453	$4,079	$—	$3,135	$3,656
Total shares of common stock if dividends converted	44	6,906	8,158	38	6,270	7,312

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of November 30, 2024 and May 31, 2024:

	November 30, 2024			May 31, 2024
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$25,869	$28,700	$2,831	$27,369	$30,200
Less: Unamortized debt discount and issuance costs	(17)	(152)	(169)	(45)	(362)	(407)
Convertible notes payable, net	2,814	25,717	28,531	2,786	27,007	29,793
Accrued interest on convertible notes	5,024	12,529	17,553	4,634	10,593	15,227
Outstanding convertible notes payable, net and accrued interest	$7,838	$38,246	$46,084	$7,420	$37,600	$45,020

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2024	$7,420	$37,600	$45,020
Consideration received	—	—	—
Amortization of issuance discount and costs	28	210	238
Interest expense	390	1,936	2,326
Fair market value of shares and warrants exchanged for repayment	—	(1,600)	(1,600)
Difference between market value of common shares and reduction of principal	—	100	100
Outstanding balance at November 30, 2024	$7,838	$38,246	$46,084

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes (the “Notes”) are as follows:

	November 30, 2024
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	10%	10%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2025	April 23, 2025
Security interest	All Company assets excluding intellectual property

In addition to standard anti-dilution adjustments, the conversion price of the Notes is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered, or become registered under the Securities Act of 1933, as amended (the “Securities Act”). The Notes provide for liquidated damages upon failure to deliver common stock within specified timeframes and require the Company to maintain a share reservation of 6.0 million shares of common stock for each Note.

During the six months ended November 30, 2024, in satisfaction of redemptions, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $1.5 million, which was exchanged concurrently with the issuance of approximately 12.0 million shares of common stock. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a principal amount of $25.9 million. The Company accounted for the Partitioned

Notes and the exchange settlements where the shares exchanged were worth less than principal extinguished as induced conversions, and, accordingly, recorded a non-cash loss on convertible debt induced conversion of approximately $1.2 million for the six months ended November 30, 2024. The Company recognized an approximate $0.1 million gain on restructuring of payables during the six months ended November 30, 2024 for the Partitioned Notes and the exchange settlement where the shares exchanged were worth more than principal extinguished.

As of December 31, 2024, the holders of the Notes waived all provisions that, based on the occurrence of various events through that date, could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. Accordingly, the Company was not in default under the Notes on December 31, 2024.

Placement Agent Notes

During the period April through June 2023, the Company entered into securities purchase agreements pursuant to which the Company issued secured promissory notes bearing interest at a rate of 6.0% and with an 18-month term to accredited investors through a placement agent (the “Placement Agent Notes”) for a total principal amount of approximately $2.3 million. The Placement Agent Notes were secured by the net cash recovery, if any, by the Company in its dispute with Amarex and provided the investors with a right to convert the unpaid principal and accrued but unpaid interest into shares of common stock upon the occurrence of an event of default.

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

Due to the settlement with Amarex in July 2024, the Company owed approximately $0.9 million to Placement Agent Note investors, recorded as a loss on derivatives, of which approximately $0.7 million was paid in the six months ended November 30, 2024. In accordance with the prescribed accounting guidance, the Company measured the fair value of liability classified warrants using fair value hierarchy included in Note 2, Summary of Significant Accounting Policies – Fair Value of Financial Instruments. The Company’s derivative liability is classified within Level 3.

Please refer to Note 5, Convertible Instruments and Accrued Interest, in the Company’s 2024 Form 10-K for additional information.

Note 5. Private Placements of Common Stock and Warrants

Tender offer

On July 19, 2024, the Company closed a tender offer in which warrants to purchase approximately 127.1 million shares of common stock were exercised at a $0.09387 exercise price, resulting in gross proceeds of approximately $11.9 million and net proceeds of approximately $10.4 million. The Company also issued approximately 25.4 million shares of common stock as bonus shares in the tender offer. The Company paid the placement agent a total cash fee of approximately $1.4 million, equal to 13% of the gross proceeds of the offering, as well as repricing all warrants previously issued to the placement agent to $0.09387 per share. In connection with the tender offer, the Company recognized the following issuance costs: $1.4 million in cash paid to the placement agent, $0.1 million in legal fees, a $1.7 million change in fair value of the exercised warrants, and a $0.4 million change in fair value due to repricing the placement agent warrants.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2024	361,445	$0.34	4.21	$2,697
Granted	—	$—
Exercised	(127,087)	$0.09		—
Forfeited, expired, and cancelled	(4,729)	$0.37
Warrants outstanding at November 30, 2024	229,629	$0.26	4.08	$1,269
Warrants outstanding and exercisable at November 30, 2024	229,629	$0.26	4.08	$1,269

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of November 30, 2024, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of November 30, 2024 and May 31, 2024, the EIP covered a total of 66.8 million and 56.3 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2024. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

The Company recognizes the compensation cost of employee and director services received in exchange for equity awards based on the grant date estimated fair value of the awards. Share-based compensation cost is recognized over the period during which the employee or director is required to provide services in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, the Company recognizes compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions ultimately are not met.

Stock-based compensation for the three months ended November 30, 2024 and 2023 was $0.5 million and $0.6 million, respectively, and for the six months ended November 30, 2024 and 2023 was $0.7 million and $1.1 million, respectively. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2024	25,849	$0.60	7.77	$—
Granted	11,675	$0.14
Exercised	—	$—
Forfeited, expired, and cancelled	(50)	$0.66
Options outstanding at November 30, 2024	37,474	$0.46	8.10	$—
Options outstanding and exercisable at November 30, 2024	23,858	$0.61	7.30	$—

During the six months ended November 30, 2024 and 2023, stock options for approximately 11.7 million shares and 0.5 million shares, respectively, were granted. Of the current year options, approximately 5.7 million vest over four years, and approximately 6.0 million vest over one year. The prior year options vest when performance conditions are met. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.12 and $0.23 for the stock options granted in the six months ended November 30, 2024 and 2023, respectively.

Note 7. (Loss) Income per Share

Basic (loss) income per share is computed by dividing the net (loss) income adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Basic and diluted (loss) income per share for the three and six months ended November 30, 2024 were calculated as follows:

	Three months ended November 30,		Six months ended November 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net (loss) income	$(4,768)	$(9,563)	$14,459	$(21,134)
Less: Accrued preferred stock dividends	(369)	(368)	(741)	(741)
Net (loss) income applicable to common stockholders	$(5,137)	$(9,931)	$13,718	$(21,875)
Denominator:
Basic weighted average common shares outstanding	1,221,405	958,988	1,177,988	941,191
Effect of dilutive securities:
Warrant exercises	—	—	26,205	—
Diluted weighted average common shares outstanding	1,221,405	958,988	1,204,193	941,191

Basic (loss) income per share	$(0.00)	$(0.01)	$0.01	$(0.02)
Diluted (loss) income per share	$(0.00)	$(0.01)	$0.01	$(0.02)

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three and six months ended November 30,
(in thousands)	2024	2023
Stock options, warrants, and unvested restricted stock units	240,898	312,956
Convertible notes	12,000	12,000
Convertible preferred stock	38,533	35,558

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

The Company had no income tax expense for the three and six months ended November 30, 2024 and 2023. The provision for income taxes for the three and six months ended November 30, 2024 and 2023 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2025 and 2024, respectively. For the three and six months ended November 30, 2024, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

Note 9. Commitments and Contingencies

Commitments with Samsung BioLogics Co., Ltd. (“Samsung”)

On April 3, 2024, the Company and Samsung executed a side letter agreement (the “Side Letter”), wherein the parties reached an agreement for an orderly process for winding down services and a restructuring of the amount payable by the Company to Samsung (the “Total Balance”). The Total Balance due to Samsung, as restructured under the Side Letter, is approximately $43.8 million. Except for a single $250,000 payment that was due and paid before December 31, 2024, the entirety of the Total Balance is conditional, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined in the Side Letter. Under the Side Letter, the Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the Total Balance until it is repaid in full. Interest will not accrue on the Total Balance throughout the prospective repayment period. Revenue is defined in the Side Letter as:

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

The $250,000 payment that was due and paid before December 31, 2024, is included in accounts payable, and the remaining balance of approximately $43.6 million is included in other long-term liabilities.

Operating lease commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended November 30, 2024 and 2023 were approximately $32.0 thousand and $32.0 thousand, respectively and for the six months ended November 30, 2024 and 2023 were approximately $0.1 million and $0.1 million. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	November 30, 2024	May 31, 2024
Assets
Right-of-use asset	$196	$264
Liabilities
Current operating lease liability	$141	$142
Non-current operating lease liability	69	141
Total operating lease liability	$210	$283

The minimum (base rental) lease payments are expected to be as follows as of November 30, 2024 (in thousands):

Fiscal Year	Amount
2025 - 6 months remaining	$92
2026	169
Thereafter	—
Total operating lease payments	261
Less: imputed interest	(51)
Present value of operating lease liabilities	$210

Supplemental information related to operating leases was as follows:

	November 30, 2024
Weighted average remaining lease term	1.4	years
Weighted average discount rate	10.0%

Commitments with Contract Research Organization

The Company has entered into a project work order for the colorectal cancer clinical trial with our CRO, Syneos Health. In the event of an early termination of the trial, the Company may incur a cancellation fee of up to 5% of the remaining project budget, in addition to any direct, indirect and pass-through costs incurred to wind down the trial.

Distribution and licensing commitments

Refer to Note 10, Commitments and Contingencies, in the 2024 Form 10-K for additional information.

Legal proceedings

As of November 30, 2024, the Company did not record any accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

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

The Company is committed to cooperating fully with the DOJ and SEC and will continue to comply with the requests of each agency. In December 2024, a federal jury convicted Mr. Pourhassan and Mr. Kazempour after trial on a number of counts. Mr. Pourhassan and Mr. Kazempour are set to be sentenced in April 2025. The Company cannot predict the ultimate outcome of the DOJ or SEC investigations. The investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or former executives and/or former directors in addition to Mr. Pourhassan, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the investigations will be completed, the final outcome of the investigations, what additional actions, if any, may be taken by the DOJ or SEC or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

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

Note 10. Subsequent Events

Note conversion

During December 2024, in satisfaction of a redemption, the Company and the April 23, 2021 Noteholder entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $0.8 million, which was exchanged concurrently with the issuance of approximately 5.2 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this quarterly report on Form 10-Q contains, or incorporates by reference, forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction or disappointment with current prospects, as well as words such as “believes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified elsewhere in this quarterly report, and those set forth in Item 1A. Risk Factors in the 2024 Form 10-K, any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

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

Overview and Corporate Developments

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for oncology and inflammation, as well as other potential indications.

Our current business strategy is the clinical development of leronlimab, which includes the following:

1.	Conduct studies exploring leronlimab and its therapeutic potential in oncology, including a Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer;
2.	Conduct studies exploring leronlimab and its effects on inflammation; and
3.	Continue our work researching and developing a new or modified long-acting version of leronlimab.

Other current programs that may be pursued include liver or other organ fibrosis, either alone or as a combination therapy.

We may need significant additional funding to execute the above business strategy in full, which may include conducting a variety of additional pre-clinical studies and clinical trials, in furtherance of our efforts to obtain FDA approval to commercialize leronlimab. In addition to traditional fundraising the Company will pursue non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships, to help implement its strategy.

Results of Operations

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. See the Liquidity and Capital Resources and Going Concern sections in this Item 2 of Part I and Item 1A. Risk Factors in our 2024 Form 10-K.

The results of operations were as follows for the periods presented:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands, except for per share data)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
General and administrative	$2,294	$2,311	$(17)	(1)%	$3,898	$4,999	$(1,101)	(22)%
Research and development	1,409	1,079	330	31	(22,637)	2,993	(25,630)	(856)
Depreciation	4	8	(4)	(50)	9	18	(9)	(50)
Total operating expenses	3,707	3,398	309	9	(18,730)	8,010	(26,740)	(334)
Operating (loss) gain	(3,707)	(3,398)	(309)	(9)	18,730	(8,010)	26,740	334
Interest and other income (expense):
Interest income	142	—	142	100	268	—	268	100
Interest expense on convertible notes	(1,161)	(1,164)	3	0	(2,326)	(2,361)	35	1
Amortization of discount on convertible notes	(113)	(142)	29	20	(238)	(542)	304	56
Amortization of debt issuance costs	—	(3)	3	100	—	(369)	369	100
Issuance costs for private placement of shares and warrants through placement agent	—	(906)	906	100	—	(906)	906	100
Loss on induced conversion	—	(636)	636	100	(1,180)	(2,640)	1,460	55
Finance charges	(9)	(891)	882	99	(23)	(1,803)	1,780	99
Loss on note extinguishment	—	(2,406)	2,406	100	—	(4,490)	4,490	100
Gain on restructuring of payables	80	—	80	100	80	—	80	100
Loss on derivatives	—	(17)	17	100	(852)	(13)	(839)	(6,454)
Total interest and other expenses	(1,061)	(6,165)	5,104	83	(4,271)	(13,124)	8,853	67
(Loss) gain before income taxes	(4,768)	(9,563)	4,795	50	14,459	(21,134)	35,593	168
Income tax benefit	—	—	—	—	—	—	—	—
Net (loss) income	$(4,768)	$(9,563)	$4,795	50%	$14,459	$(21,134)	$35,593	168%
(Loss) income per share:
Basic	$(0.00)	$(0.01)	$0.01	58	$0.01	$(0.02)	$0.03	150
Diluted	$(0.00)	$(0.01)	$0.01	58%	$0.01	$(0.02)	$0.03	150%

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,221,405	958,988	262,417	27	1,177,988	941,191	236,797	25
Diluted	1,221,405	958,988	262,417	27%	1,204,193	941,191	263,002	28%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Salaries, benefits, and other compensation	$335	$461	$(126)	(27)%	$760	$1,103	$(343)	(31)%
Stock-based compensation	320	572	(252)	(44)	456	1,075	(619)	(58)
Legal fees	763	476	287	60	1,139	793	346	44
Insurance	320	521	(201)	(39)	643	937	(294)	(31)
Other	556	281	275	98	900	1,091	(191)	(18)
Total general and administrative	$2,294	$2,311	$(17)	(1)%	$3,898	$4,999	$(1,101)	(22)%

The decrease in G&A expenses for the three- and six-month periods ended November 30, 2024, compared to the same period in the prior year, was primarily due to a reduction in Stock-based compensation and Salaries, benefits and other compensation due to classifying clinical employees’ compensation as a research and development expense in the current fiscal year.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Clinical	$823	$277	$546	197%	$1,560	$1,528	$32	2%
Non-clinical	343	237	106	45	329	488	(159)	(33)
CMC	390	319	71	22	360	488	(128)	(26)
License and patent fees	(147)	246	(393)	(160)	99	489	(390)	(80)
Return of clinical expenses	—	—	—	—	(24,985)	—	(24,985)	100
Total research and development	$1,409	$1,079	$330	31%	$(22,637)	$2,993	$(25,630)	(856)%

The increase in R&D expenses in the three-month period ended November 30, 2024, compared to the same period in the prior year, was primarily due to an increase in clinical expenses due to initial costs related to the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer and the classification of clinical employees’ compensation as a research and development cost in the current fiscal year.

The decrease in R&D expenses in the six-month period ended November 30, 2024, compared to the same period in the prior year, was primarily due to a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in July 2024.

The future trend of our R&D expenses is dependent on the costs of any future clinical trials, our decisions regarding which indications on which to focus our future efforts toward the development and study of leronlimab, which may include pre-clinical and clinical studies for oncology and inflammation, as well as efforts to develop a long-acting new or modified therapeutic, the timing and outcomes of such efforts, and the timing of the final close-out of closed studies. The Company projects an increase in clinical expenses beginning in January 2025 due to our start of the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer.

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Interest income	142	—	142	100	$268	—	$268	100%
Interest on convertible notes payable	$(1,161)	$(1,164)	$3	0%	(2,326)	$(2,361)	35	(1)
Amortization of discount on convertible notes	(113)	(142)	29	20	(238)	(542)	304	(56)
Amortization of debt issuance costs	—	(3)	3	100	—	(369)	369	(100)
Issuance costs for private placement of shares and warrants through placement agent	—	(906)	906	100	—	(906)	906	100
Loss on induced conversion	—	(636)	636	100	(1,180)	(2,640)	1,460	(55)
Finance charges	(9)	(891)	882	99	(23)	(1,803)	1,780	(99)
Loss on note extinguishment	—	(2,406)	2,406	100	—	(4,490)	4,490	100
Legal settlement	80	—	80	100	80	—	80	100
Loss on derivatives	—	(17)	17	100	(852)	(13)	(839)	6,454
Total interest and other expenses	$(1,061)	$(6,165)	$4,962	(83)%	$(4,271)	$(13,124)	$8,853	(67)%

The decrease in interest and other expenses for the three- and six-month periods ended November 30, 2024, compared with the same period in the prior year, was primarily due to the decrease in loss on note extinguishment and finance charges. The decrease in loss on note extinguishment is due to note extinguishments occurring in the prior period. The decrease in finance charges is due to restructuring the balance due to Samsung, which removed any future interest. The decrease in interest and other expenses was offset by an increase in loss on derivatives due to the value of the interest in the Amarex settlement received by investors in the Placement Agent Notes.

Liquidity and Capital Resources

As of November 30, 2024, we had a total of approximately $21.3 million in cash and cash equivalents and approximately $70.6 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of December 31, 2024, we have approximately 193.4 million shares of common stock available for issuance in new financing transactions.

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

Cash and cash equivalents

The Company’s cash and cash equivalents position of approximately $21.3 million and no restricted cash as of November 30, 2024, increased by approximately $18.2 million and decreased by approximately $6.7 million, respectively, when compared to the balance of $3.1 million and $6.7 million, respectively, as of May 31, 2024. This increase was primarily the result of approximately $10.0 million cash received for a legal settlement, the release of the $6.7 million in cash collateral, and approximately $9.7 million in cash provided by financing activities during the six months ended November 30, 2024. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Six months ended November 30,		Change
(in thousands)	2024	2023	$
Net cash provided by (used in):
Net cash provided by (used in) operating activities	$1,854	$(6,997)	$8,851
Net cash provided by/ used in investing activities	$—	$—	$—
Net cash provided by financing activities	$9,667	$4,673	$4,994

Cash provided by operating activities

Net cash provided by operating activities totaled approximately $1.9 million during the six months ended November 30, 2024, representing an improvement of approximately $8.9 million compared to the six months ended November 30, 2023. The increase in the net amount of cash provided by operating activities was due primarily to a legal settlement of approximately $10.0 million. Refer to Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute for further discussion.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $9.7 million during the six months ended November 30, 2024, an increase of approximately $5.0 million compared to the six months ended November 30, 2023. The increase in net cash provided was primarily the result of raising funds through a warrant exchange tender offer during the current period compared to a lower amount raised through private placements of common stock and warrants in the prior period.

Pre-launch inventories

The Company previously capitalized pre-launch inventories which were subsequently charged-off in October 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization resulting from the withdrawal of the Company’s BLA submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw materials continue to be maintained so that they can be used in the future if needed.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, has a stated conversion price of $10.00 per share, and matures in April 2025. The April 2, 2021 Note required monthly debt reduction payments of $7.5 million for the six months beginning in May 2021, which could also be satisfied by payments on other notes held by the noteholder or its affiliates. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $3.5 million. As of November 30, 2024, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $7.9 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, has a stated conversion price of $10.00 per share, and matures in April 2025. Beginning six months after the issuance date, the noteholder may request monthly redemptions of up to $7.0 million. As of November 30, 2024, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $38.4 million.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	November 30, 2024
Issuable upon:
Warrant exercises	229.6
Convertible preferred stock and undeclared dividends conversion	38.5
Outstanding stock option exercises	37.5
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	11.5
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	329.1
Common stock outstanding	1,223.1

As of November 30, 2024, we had approximately 197.8 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of November 30, 2024, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

It is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of November 30, 2024, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the six months ended November 30, 2024. Net income of $14.5 million in the six months ended November 30, 2024, resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company has an accumulated deficit of approximately $877.1 million as of November 30, 2024. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer concluded, based upon the evaluation described above, that as of November 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended November 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In October and December 2024, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into exchange agreements pursuant to which portions of the original note were partitioned into new notes with an aggregate principal amount of approximately $1.3 million. The new notes were exchanged concurrently with issuance of a total of approximately 8.4 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

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

CYTODYN INC.
(Registrant)

Dated: January 14, 2025	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: January 14, 2025	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)