Form 10-Q
period 2025-02-28
CytoDyn Inc.
filed 2025-04-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

On March 31, 2025, there were 1,232,433 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	February 28, 2025	May 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,400	$3,110
Restricted cash	—	6,704
Prepaid expenses	513	463
Prepaid service fees	2,071	538
Other receivables (Note 9)	2,000	—
Total current assets	20,984	10,815
Other non-current assets	207	321
Total assets	$21,191	$11,136
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,127	$29,561
Accrued liabilities and compensation	1,704	2,810
Accrued interest on convertible notes	18,696	15,227
Accrued dividends on convertible preferred stock	7,897	6,791
Convertible notes payable, net	27,141	29,793
Total current liabilities	70,565	84,182
Operating leases	34	141
Other liabilities (Note 9)	43,571	43,571
Total liabilities	114,170	127,894
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at February 28, 2025 and May 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at February 28, 2025 and May 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at February 28, 2025 and May 31, 2024	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 1,232,591 and 1,059,002 issued, and 1,232,305 and 1,058,559 outstanding at February 28, 2025 and May 31, 2024, respectively	1,233	1,059
Treasury stock, $0.001 par value; 286 and 443 shares at February 28, 2025 and May 31, 2024, respectively	—	—
Additional paid-in capital	787,618	773,714
Accumulated deficit	(881,830)	(891,531)
Total stockholders’ deficit	(92,979)	(116,758)
Total liabilities and stockholders' deficit	$21,191	$11,136

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating expenses:
General and administrative	$1,511	$2,757	$5,409	$7,756
Research and development	2,487	650	(20,150)	3,643
Depreciation	5	7	14	25
Total operating expenses	4,003	3,414	(14,727)	11,424
Operating (loss) gain	(4,003)	(3,414)	14,727	(11,424)
Interest and other income (expense):
Interest income	173	—	441	—
Interest on convertible notes	(1,143)	(1,151)	(3,469)	(3,512)
Amortization of discount on convertible notes	(110)	(409)	(348)	(951)
Amortization of debt issuance costs	—	(203)	—	(572)
Issuance costs for private placement of shares and warrants through placement agent	—	—	—	(906)
Loss on induced conversion	—	(3,353)	(1,180)	(5,993)
Finance charges	(2)	(882)	(25)	(2,685)
Loss on note extinguishment	—	(1,550)	—	(6,040)
Gain on restructuring of payables	327	—	407	—
Loss on derivatives	—	(958)	(852)	(971)
Total interest and other expenses	(755)	(8,506)	(5,026)	(21,630)
(Loss) gain before income taxes	(4,758)	(11,920)	9,701	(33,054)
Income tax benefit	—	—	—	—
Net (loss) income	$(4,758)	$(11,920)	$9,701	$(33,054)

(Loss) income per share:
Basic	$(0.00)	$(0.01)	$0.01	$(0.04)
Diluted	$(0.00)	$(0.01)	$0.01	$(0.04)

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,228,259	982,209	1,194,561	954,814
Diluted	1,228,259	982,209	1,225,538	954,814

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	8,777	9	—	—	991	—	1,000
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	152	—	—	13,874	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(372)	—	(372)
Stock-based compensation	—	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	—	19,227	19,227
Balance at August 31, 2024	34	—	1,220,284	1,220	443	—	785,874	(872,304)	(85,210)
Issuance of stock for convertible note repayment	—	—	3,233	4	—	—	416	—	420
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Net loss	—	—	—	—	—	—	—	(4,768)	(4,768)
Balance at November 30, 2024	34	—	1,223,517	1,224	443	—	786,458	(877,072)	(89,390)
Issuance of stock for convertible note repayment	—	—	7,802	8	—	—	1,165	—	1,173
Stock option exercises	—	—	100	—	—	—	21	—	21
Stock issued for compensation	—	—	162	—	—	—	40	—	40
Stock adjustment	—	—	(651)	(1)	(157)	—	—	—	(1)
Exercise of warrants, net of offering costs	—	—	1,661	2	—	—	(1)	—	1
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	(365)	—	(365)
Stock-based compensation	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	(4,758)	(4,758)
Balance at February 28, 2025	34	$—	1,232,591	$1,233	286	$—	$787,618	$(881,830)	$(92,979)

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

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended
	February 28, 2025	February 29, 2024

Cash flows from operating activities:
Net income (loss)	$9,701	$(33,054)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	14	25
Amortization of debt issuance costs	—	572
Issuance costs for private placement of shares and warrants through placement agent	—	906
Amortization of discount on convertible notes	348	951
Gain on restructuring of payables	(407)	—
Loss on derivatives	852	971
Loss on induced conversion	1,180	5,993
Loss on note extinguishment	—	6,040
Stock-based compensation	1,013	1,944
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,483)	(28)
Accounts payable, accrued expenses, and other liabilities	(12,320)	6,348
Net cash used in operating activities	(3,102)	(9,332)
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	10,377	—
Proceeds from sale of common stock and warrants, net of issuance costs	—	5,696
Proceeds from warrant exercises	—	300
Proceeds from convertible note and warrant issuances, net of offering costs	—	2,011
Proceeds from exercise of stock options	21	—
Proceeds held in trust	—	300
Cash paid for note payable	(710)	—
Net cash provided by financing activities	9,688	8,307
Net change in cash and restricted cash	6,586	(1,025)
Cash, cash equivalents, and restricted cash at beginning of period	9,814	9,048
Cash, cash equivalents, and restricted cash at end of period	$16,400	$8,023
Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$16,400	$1,404
Restricted cash	—	6,619
Total cash, cash equivalents, and restricted cash	$16,400	$8,023
Supplemental disclosure:
Cash paid for interest	$25	$44
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$—	$102
Issuance of common stock for principal of convertible notes	$2,593	$4,750
Accrued dividends on Series C and D convertible preferred stock	$1,106	$1,110
Warrants issued to placement agent	$—	$413
Note conversion to common stock and warrants	$—	$3,302

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2025

(Unaudited)

Note 1. Organization

CytoDyn Inc. (together with its wholly owned subsidiary, the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002, under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a clinical-stage biotechnology company focused on the clinical development of innovative treatments for multiple therapeutic indications based on its product candidate, leronlimab, a novel humanized monoclonal antibody targeting the C-C chemokine receptor type 5 (“CCR5”).

The Company investigates leronlimab as a viral entry inhibitor believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. The CCR5 receptor is believed to be implicated in immune-mediated illnesses. Leronlimab is being studied in solid tumors in oncology. The Company also strategically works with select partners to explore leronlimab’s potential benefits in certain inflammatory diseases.

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the nine months ended February 28, 2025. The Company has an accumulated deficit of approximately $881.8 million as of February 28, 2025. These factors, among others, including the various matters discussed in Note 9, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits and money market funds. Our investments in money market funds are measured at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The value of the money market fund as of February 28, 2025, was approximately $16.2 million. The Company did not have a money market fund balance as of May 31, 2024.

Restricted cash

As of February 28, 2025, the Company had no restricted cash. The restricted cash in the prior period was related to cash that was being held as collateral as required in the Amarex Clinical Research L.L.C. (“Amarex”) litigation and was released in full on July 2, 2024, as part of the settlement agreement.

Fair value of financial instruments

In accordance with the prescribed accounting guidance, the Company measured fair value of derivative instruments using the fair value hierarchy which include:

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of segment profit and loss. The standard is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and the amendments in this update will be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this update on its financial statement disclosures but does not believe it will materially impact the financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses," which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the Effective Date” to clarify the effective date for non-calendar year-end entities. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

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

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows:

(in thousands)	February 28, 2025	May 31, 2024
Compensation and related expense	$224	$208
Legal fees and settlement	—	7
Clinical expense	357	329
License fees	780	1,799
Lease payable	142	142
Investor proceeds held in escrow	—	300
Other liabilities	201	25
Total accrued liabilities	$1,704	$2,810

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	February 28, 2025			May 31, 2024
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$23	$—	$—	$19	$—	$—
Accrued dividends	$—	$3,610	$4,287	$—	$3,135	$3,656
Total shares of common stock if dividends converted	46	7,220	8,574	38	6,270	7,312

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of February 28, 2025 and May 31, 2024:

	February 28, 2025			May 31, 2024
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$24,369	$27,200	$2,831	$27,369	$30,200
Less: Unamortized debt discount and issuance costs	(5)	(54)	(59)	(45)	(362)	(407)
Convertible notes payable, net	2,826	24,315	27,141	2,786	27,007	29,793
Accrued interest on convertible notes	5,223	13,473	18,696	4,634	10,593	15,227
Outstanding convertible notes payable, net and accrued interest	$8,049	$37,788	$45,837	$7,420	$37,600	$45,020

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2024	$7,420	$37,600	$45,020
Amortization of issuance discount and costs	40	308	348
Interest expense	589	2,880	3,469
Fair market value of shares and warrants exchanged for repayment	—	(2,773)	(2,773)
Difference between market value of common shares and reduction of principal	—	(227)	(227)
Outstanding balance at February 28, 2025	$8,049	$37,788	$45,837

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes (the “Notes”) are as follows:

	February 28, 2025
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	10%	10%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2025	April 23, 2025
Security interest	All Company assets excluding intellectual property

In addition to standard anti-dilution adjustments, the conversion price of the Notes is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered, or become registered under the Securities Act of 1933, as amended (the “Securities Act”). The Notes provide for liquidated damages upon failure to deliver common stock within specified timeframes and require the Company to maintain a share reservation of 6.0 million shares of common stock for each Note. Subsequent to February 28, 2025, the Company and the noteholders entered into amendments to the existing Notes, extending the maturity date of each Note by 12 months and lowering the interest rate of the Notes to 6%. For further information, see Note 10, Subsequent Events.

During the nine months ended February 28, 2025, in satisfaction of redemptions, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of $3.0 million, which was exchanged concurrently with the issuance of approximately 19.8 million shares of common stock. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a principal amount of $24.4 million. The Company accounted for the Partitioned Notes and the exchange settlements where the shares exchanged were worth more than principal extinguished as induced conversions, and, accordingly, recorded a non-cash loss on convertible debt induced conversion of approximately $1.2 million for the nine months ended February 28, 2025. The Company recognized an approximate $0.4 million gain on restructuring of payables during the nine months ended February 28, 2025 for the Partitioned Notes and the exchange settlement where the shares exchanged were worth less than principal extinguished.

As of the filing date of this report, the holders of the Notes waived all provisions that, based on the occurrence of various events through that date, could have triggered the imposition of a default interest rate, a downward adjustment of the conversion price, or specified other provisions relating to default, breach or imposition of a penalty. Accordingly, the Company was not in default under the Notes on the filing date of this report.

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

Due to the settlement with Amarex in July 2024, the Company owed approximately $0.9 million to Placement Agent Note investors, recorded as a loss on derivatives, of which approximately $0.7 million was paid in the nine months ended February 28, 2025. In accordance with the prescribed accounting guidance, the Company measured the fair value of the derivative liability using fair value hierarchy included in Note 2, Summary of Significant Accounting Policies – Fair Value of Financial Instruments. The Company’s derivative liability is classified within Level 3.

Please refer to Note 5, Convertible Instruments and Accrued Interest, in the Company’s 2024 Form 10-K for additional information.

Note 5. Private Placements of Common Stock and Warrants

Tender offer

On July 19, 2024, the Company closed a tender offer in which warrants to purchase approximately 127.1 million shares of common stock were exercised at a $0.09387 exercise price, resulting in gross proceeds of approximately $11.9 million and net proceeds of approximately $10.4 million. The Company also issued approximately 25.4 million shares of common stock as bonus shares in the tender offer. The Company paid the placement agent a total cash fee of approximately $1.4 million, equal to 13% of the gross proceeds of the offering, as well as repricing all warrants previously issued to the placement agent to an exercise price of $0.09387 per share. In connection with the tender offer, the Company recognized the following issuance costs: $1.4 million in cash paid to the placement agent, $0.1 million in legal fees, a $1.7 million change in fair value of the exercised warrants, and a $0.4 million change in fair value due to repricing the placement agent warrants.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for exercise price and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2024	361,445	$0.34	4.21	$2,697
Granted	—	$—
Exercised	(129,466)	$0.09		$6,386
Forfeited, expired, and cancelled	(7,974)	$0.55
Warrants outstanding at February 28, 2025	224,005	$0.25	3.87	$24,170
Warrants outstanding and exercisable at February 28, 2025	224,005	$0.25	3.87	$24,170

Warrant exercises

During the nine months ended February 28, 2025, the Company issued approximately 1.7 million shares of common stock in connection with the cashless exercise of approximately 2.4 million warrants with stated exercise prices of $0.09387 per share.

War

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of February 28, 2025, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of February 28, 2025 and May 31, 2024, the EIP covered a total of 66.8 million and 56.3 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2024. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended February 28, 2025 and February 29, 2024 was $0.3 million and $0.9 million, respectively, and for the nine months ended February 28, 2025 and February 29, 2024 was $1.0 million and $1.9 million, respectively. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except exercise price and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2024	25,849	$0.60	7.77	$—
Granted	11,675	$0.14
Exercised	(100)	$0.21		10
Forfeited, expired, and cancelled	(50)	$0.66
Options outstanding at February 28, 2025	37,374	$0.46	7.86	$3,325
Options outstanding and exercisable at February 28, 2025	26,598	$0.57	7.29	$1,842

During the nine months ended February 28, 2025 and February 29, 2024, stock options for approximately 11.7 million shares and 11.3 million shares, respectively, were granted. Of the current year options, approximately 5.7 million vest over four years, and approximately 6.0 million vest over one year. Of the prior year options, approximately 0.5 million options vest when performance conditions are completed, approximately 2.7 million vest over four years, approximately 4.0 million vest over one year, and approximately 4.1 million were cancelled and new options were granted with the same vesting schedule and expiration dates as the original cancelled options. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.12 and $0.17 for the stock options granted in the nine months ended February 28, 2025 and February 29, 2024, respectively.

Issuance of shares to consultants

The Board has approved the issuance under the EIP of shares of common stock to consultants as payment for services provided. During the nine months ended February 28, 2025 and February 29, 2024, a total of 161,538 and 1,499,951 shares of common stock, respectively, were issued pursuant to the respective award agreements with the consultants.

Note 7. (Loss) Income per Share

Basic (loss) income per share is computed by dividing the net (loss) income adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Basic and diluted (loss) income per share for the three and nine months ended February 28, 2025 and February 29, 2024 were calculated as follows:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Numerator:
Net (loss) income	$(4,758)	$(11,920)	$9,701	$(33,054)
Less: Accrued preferred stock dividends	(365)	(369)	(1,106)	(1,110)
Net (loss) income applicable to common stockholders	$(5,123)	$(12,289)	$8,595	$(34,164)
Denominator:
Basic weighted average common shares outstanding	1,228,259	982,209	1,194,561	954,814
Effect of dilutive securities:
Warrant exercises	—	—	30,352	—
Option exercises	—	—	625	—
Diluted weighted average common shares outstanding	1,228,259	982,209	1,225,538	954,814

Basic (loss) income per share	$(0.00)	$(0.01)	$0.01	$(0.04)
Diluted (loss) income per share	$(0.00)	$(0.01)	$0.01	$(0.04)

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three and nine months ended
(in thousands)	February 28, 2025	February 29, 2024
Stock options, and warrants	231,027	315,808
Convertible notes	12,000	12,000
Convertible preferred stock	39,265	36,298

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

The Company had no income tax expense for the three and nine months ended February 28, 2025 and February 29, 2024. The provision for income taxes for the three and nine months ended February 28, 2025 and February 29, 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2025 and 2024, respectively. For the three and nine months ended February 28, 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

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

Operating lease commitments

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended February 28, 2025 and February 29, 2024 were approximately $26.0 thousand and $32.0 thousand, respectively and for the nine months ended February 28, 2025 and February 29, 2024 were approximately $0.1 million and $0.1 million. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The long-term operating lease liabilities are presented separately as operating lease on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	February 28, 2025	May 31, 2024
Assets
Right-of-use asset	$163	$264
Liabilities
Current operating lease liability	$142	$142
Non-current operating lease liability	34	141
Total operating lease liability	$176	$283

The minimum (base rental) lease payments are expected to be as follows as of February 28, 2025 (in thousands):

Fiscal Year	Amount
2025 - 3 months remaining	$46
2026	169
Thereafter	—
Total operating lease payments	215
Less: imputed interest	(39)
Present value of operating lease liabilities	$176

Supplemental information related to operating leases was as follows:

	February 28, 2025
Weighted average remaining lease term	1.2	years
Weighted average discount rate	10.0%

Commitments with Contract Research Organization

The Company has entered into a project work order for the colorectal cancer clinical trial with our Clinical Research Organization (“CRO”), Syneos Health. In the event of an early termination of the trial, the Company may incur a cancellation fee of up to 5% of the remaining project budget, in addition to any direct, indirect and pass-through costs incurred to wind down the trial.

Distribution and licensing commitments

Refer to Note 10, Commitments and Contingencies, in the 2024 Form 10-K for additional information.

Legal proceedings

As of February 28, 2025, the Company did not record any accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its human immunodeficiency virus (“HIV”) Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants have filed motions to dismiss the second amended complaint in whole or in part. The Company and the individual defendants deny all allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage where the number of plaintiffs is not known, and the claims do not specify an amount of damages, the Company is unable to predict the ultimate outcome of the lawsuit and cannot reasonably estimate the potential loss or range of loss the Company may incur.

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

The Company is committed to cooperating fully with the DOJ and SEC and will continue to comply with the requests of each agency. In December 2024, a federal jury convicted Mr. Pourhassan and Mr. Kazempour after trial on a number of counts. Mr. Pourhassan and Mr. Kazempour are currently scheduled to be sentenced in May 2025. The Company cannot predict the ultimate outcome of the DOJ or SEC investigations. The investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or former executives and/or former directors in addition to Mr. Pourhassan, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the investigations will be completed, the final outcome of the investigations, what additional actions, if any, may be taken by the DOJ or SEC or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

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

Investor Lawsuit Seeking Issuance of Additional Shares

In January 2025, two former investors and current shareholders, filed an action against the Company in relation to a dispute over how many shares were issued to them following their direct investment(s) with the Company. The former investors claim that the final pricing utilized to calculate the issuance of shares to them in 2022 was incorrect, and that they are entitled to more shares than were issued. The complaint presents legal claims sounding in breach of fiduciary duty, misrepresentation, fraud, negligence, theft, and breach of contract.

The Company's position is that the claims are without any factual support, or support under applicable law and/or the underlying investment documents. The Company views this action as an attempt to extract more shares without further/fair investment and plans to vigorously defend itself.

Note 10. Subsequent Events

Extension(s) to April 2, 2021 and April 23, 2021 Notes

In April 2025, the Company and the holders of convertible notes issued by the Company on April 2, 2021 and April 23, 2021 (the “Noteholders”) agreed to extend the maturity date of each of the notes by one year (the ”Extension Period”). The Company agreed to a total monthly payment of $750,000 covering both notes until the extended maturity date. During the Extension Period, the Company will issue shares of common stock equal in value to the $750,000 monthly payment calculated based on the lower of (i) the previous trading day’s closing price, or (ii) the average of the five previous trading day closing prices. The interest rate for each note was also lowered to 6% as part of the extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this quarterly report on Form 10-Q contains, or incorporates by reference, forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified elsewhere in this quarterly report including Item 1A of Part II, as well as those set forth in Item 1A. Risk Factors in the 2024 Form 10-K, any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans.

Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales, and the strength of the Company’s leadership team. The Company’s forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the FDA and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (v) the Company’s ability to recruit and retain key employees; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation, and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations, and the regulatory approval process; (xiii) legal proceedings, investigations, or inquiries affecting the Company or its products; (xiv) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; (xv) general economic and business conditions; (xvi) changes in domestic and foreign political and social conditions; and (xvii) various other matters, many of which are beyond the Company’s control.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2024 Form 10-K, and the other sections of this Form 10-Q, including our consolidated financial statements and related notes set forth in Part I, Item 1. This discussion and analysis contain forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives, and performance that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Overview and Corporate Developments

The Company is a clinical stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for its potential in solid-tumor oncology.

Our current business strategy is the clinical development of leronlimab, which includes the following:

1.	Continue the pending Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer;
2.	Conduct additional studies exploring leronlimab and its therapeutic potential in other solid-tumor oncology indications, including but not limited to metastatic Triple-Negative Breast Cancer; and
3.	Continue our work researching and developing a new or modified long-acting version of leronlimab.

We may need significant additional funding to execute the above business strategy in full, which may include conducting a variety of additional pre-clinical studies and clinical trials, in furtherance of our efforts to obtain FDA approval to commercialize leronlimab. In addition to traditional fundraising, the Company will pursue non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships, to help implement its strategy.

Results of Operations

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. See the Liquidity and Capital Resources and Going Concern sections in this Item 2 of Part I, Item 1A of Part II of this report, and Item 1A. Risk Factors in our 2024 Form 10-K.

The results of operations were as follows for the periods presented:

	Three months ended		Change		Nine months ended		Change
(in thousands, except for per share data)	February 28, 2025	February 29, 2024	$	%	February 28, 2025	February 29, 2024	$	%
Operating expenses:
General and administrative	$1,511	$2,757	$(1,246)	(45)%	$5,409	$7,756	$(2,347)	(30)%
Research and development	2,487	650	1,837	283	(20,150)	3,643	(23,793)	(653)
Depreciation	5	7	(2)	(29)	14	25	(11)	(44)
Total operating expenses	4,003	3,414	589	17	(14,727)	11,424	(26,151)	(229)
Operating (loss) gain	(4,003)	(3,414)	(589)	(17)	14,727	(11,424)	26,151	229
Interest and other income (expense):
Interest income	173	—	173	100	441	—	441	100
Interest on convertible notes	(1,143)	(1,151)	8	1	(3,469)	(3,512)	43	1
Amortization of discount on convertible notes	(110)	(409)	299	73	(348)	(951)	603	63
Amortization of debt issuance costs	—	(203)	203	100	—	(572)	572	100
Issuance costs for private placement of shares and warrants through placement agent	—	—	—	—	—	(906)	906	100
Loss on induced conversion	—	(3,353)	3,353	100	(1,180)	(5,993)	4,813	80
Finance charges	(2)	(882)	880	100	(25)	(2,685)	2,660	99
Loss on note extinguishment	—	(1,550)	1,550	100	—	(6,040)	6,040	100
Gain on restructuring of payables	327	—	327	100	407	—	407	100
Loss on derivatives	—	(958)	958	100	(852)	(971)	119	12
Total interest and other expenses	(755)	(8,506)	7,751	91	(5,026)	(21,630)	16,604	77
(Loss) gain before income taxes	(4,758)	(11,920)	7,162	60	9,701	(33,054)	42,755	129
Income tax benefit	—	—	—	—	—	—	—	—
Net (loss) income	$(4,758)	$(11,920)	$7,162	60%	$9,701	$(33,054)	$42,755	129%
(Loss) income per share:
Basic	$(0.00)	$(0.01)	$0.01	58	$0.01	$(0.04)	$0.05	125
Diluted	$(0.00)	$(0.01)	$0.01	58%	$0.01	$(0.04)	$0.05	125%

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,228,259	982,209	246,050	25	1,194,561	954,814	239,747	25
Diluted	1,228,259	982,209	246,050	25%	1,225,538	954,814	270,724	28%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended		Change		Nine months ended		Change
(in thousands)	February 28, 2025	February 29, 2024	$	%	February 28, 2025	February 29, 2024	$	%
Salaries, benefits, and other compensation	$379	$725	$(346)	(48)%	$1,139	$1,828	$(689)	(38)%
Stock-based compensation	182	869	(687)	(79)	638	1,944	(1,306)	(67)
Legal fees	235	326	(91)	(28)	1,374	1,119	255	23
Insurance	301	456	(155)	(34)	944	1,393	(449)	(32)
Other	414	381	33	9	1,314	1,472	(158)	(11)
Total general and administrative	$1,511	$2,757	$(1,246)	(45)%	$5,409	$7,756	$(2,347)	(30)%

The decrease in G&A expenses for the three- and nine-month periods ended February 28, 2025, compared to the same periods in the prior year, was primarily due to a reduction in stock-based compensation and salaries, benefits and other compensation due to classifying clinical employees’ compensation as a research and development expense in the current fiscal year.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended		Change		Nine months ended		Change
(in thousands)	February 28, 2025	February 29, 2024	$	%	February 28, 2025	February 29, 2024	$	%
Clinical	$1,828	$116	$1,712	1,476%	$3,388	$1,643	$1,745	106%
Non-clinical	371	4	367	9,175	700	491	209	43
CMC	597	286	311	109	957	774	183	24
License and patent fees	(309)	244	(553)	(227)	(210)	735	(945)	(129)
Return of clinical expenses	—	—	—	—	(24,985)	—	(24,985)	100
Total research and development	$2,487	$650	$1,837	283%	$(20,150)	$3,643	$(23,793)	(653)%

The increase in R&D expenses in the three-month period ended February 28, 2025, compared to the same period in the prior year, was primarily due to an increase in clinical expenses due to initial costs related to the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer and the classification of clinical employees’ compensation as a research and development cost in the current fiscal year. The increase in R&D expenses was partially offset by a decrease in license and patent fees due to reduced manufacturing license fees agreed to in the three-month period ended February 28, 2025.

The decrease in R&D expenses in the nine-month period ended February 28, 2025, compared to the same period in the prior year, was primarily due to a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in July 2024.

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

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended		Change		Nine months ended		Change
(in thousands)	February 28, 2025	February 29, 2024	$	%	February 28, 2025	February 29, 2024	$	%
Interest income	173	—	173	100	$441	—	$441	100%
Interest on convertible notes	$(1,143)	$(1,151)	$8	1%	(3,469)	$(3,512)	43	(1)
Amortization of discount on convertible notes	(110)	(409)	299	73	(348)	(951)	603	(63)
Amortization of debt issuance costs	—	(203)	203	100	—	(572)	572	(100)
Issuance costs for private placement of shares and warrants through placement agent	—	—	—	-	—	(906)	906	100
Loss on induced conversion	—	(3,353)	3,353	100	(1,180)	(5,993)	4,813	(80)
Finance charges	(2)	(882)	880	100	(25)	(2,685)	2,660	(99)
Loss on note extinguishment	—	(1,550)	1,550	100	—	(6,040)	6,040	100
Gain on restructuring of payables	327	—	327	100	407	—	407	100
Loss on derivatives	—	(958)	958	100	(852)	(971)	119	(12)
Total interest and other expenses	$(755)	$(8,506)	$7,751	(91)%	$(5,026)	$(21,630)	$16,604	(77)%

The decrease in interest and other expenses for the three- and nine-month periods ended February 28, 2025, compared with the same periods in the prior year, was primarily due to the decreases in loss on induced conversion, loss on note extinguishment and finance charges. The decrease in loss on induced conversion is due to recent note payments classified as gains on restructuring of payables. The decrease in loss on note extinguishment is due to note extinguishments occurring in the prior period. The decrease in finance charges is due to restructuring the balance due to Samsung, which removed any future interest.

Liquidity and Capital Resources

As of February 28, 2025, we had a total of approximately $16.4 million in cash and cash equivalents and approximately $70.6 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of March 31, 2025, we have approximately 193.7 million shares of common stock available for issuance in new financing transactions.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities as well as with proceeds from issuance of convertible notes. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities. The sale of equity and convertible debt securities to raise additional capital is likely to result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities or other debt or equity financing, the related transaction documents may contain covenants restricting its operations.

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

Cash and cash equivalents

The Company’s cash and cash equivalents position of approximately $16.4 million and no restricted cash as of February 28, 2025, increased by approximately $13.3 million and decreased by approximately $6.7 million, respectively, when compared to the balance of $3.1 million and $6.7 million, respectively, as of May 31, 2024. This increase was primarily the result of approximately $10.0 million cash received for a legal settlement, the release of the $6.7 million in cash collateral, and approximately $9.7 million in cash provided by financing activities during the nine months ended February 28, 2025. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Nine months ended		Change
(in thousands)	February 28, 2025	February 29, 2024	$
Net cash provided by (used in):
Net cash used in operating activities	$(3,102)	$(9,332)	$6,230
Net cash provided by financing activities	$9,688	$8,307	$1,381

Cash used in operating activities

Net cash used in operating activities totaled approximately $3.1 million during the nine months ended February 28, 2025, representing an improvement of approximately $6.2 million compared to the nine months ended February 29, 2024. The increase in the net amount of cash provided by operating activities was due primarily to a legal settlement of approximately $10.0 million. Refer to Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute for further discussion.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $9.7 million during the nine months ended February 28, 2025, an increase of approximately $1.4 million compared to the nine months ended February 29, 2024. The increase in net cash provided was primarily the result of raising funds through a warrant exchange tender offer during the current period compared to a lower amount raised through private placements of common stock and warrants in the prior period.

Pre-launch inventories

The Company previously capitalized pre-launch inventories which were subsequently charged off in October 2022 for GAAP accounting purposes due to no longer qualifying for pre-launch inventory capitalization resulting from the withdrawal of the Company’s BLA submission. Work-in-progress and finished drug product inventories continue to be physically maintained, can be used for clinical trials, and can be sold commercially upon regulatory approval if the shelf-lives can be extended as a result of the performance of on-going stability tests. Raw materials continue to be maintained so that they can be used in the future if needed.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, has a stated conversion price of $10.00 per share, and matures in April 2025. Subsequent to February 28, 2025, the Company and the noteholders entered into an amendment to the note, extending the maturity date by one year, changing the required monthly payment, and lowering the interest rate to 6%. For more information, see Note 10, Subsequent Events in Part I, Item 1 of this Form 10-Q. As of February 28, 2025, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.1 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 10% per annum, has a stated conversion price of $10.00 per share, and matures in April 2025. Subsequent to February 28, 2025, the Company and the noteholders entered into an amendment to the note, extending the maturity date by one year, changing the required monthly payment, and lowering the interest rate to 6%. For more information, see Note 10, Subsequent Events in Part I, Item 1 of this Form 10-Q. As of February 28, 2025, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $37.8 million.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	February 28, 2025
Issuable upon:
Warrant exercises	224.0
Convertible preferred stock and undeclared dividends conversion	39.3
Outstanding stock option exercises	37.4
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	11.3
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	324.0
Common stock outstanding	1,232.3

As of February 28, 2025, we had approximately 193.7 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of February 28, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

It is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of February 28, 2025, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the nine months ended February 28, 2025. Net income of $9.7 million in the nine months ended February 28, 2025, resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company has an accumulated deficit of approximately $881.8 million as of February 28, 2025. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab, and ultimately achieve revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab and a new or modified longer-acting therapeutic and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including performing additional clinical trials and seeking regulatory approval of its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors. See also Liquidity and Capital Resources above.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer concluded, based upon the evaluation described above, that as of February 28, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended February 28, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 9, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

We are subject to various risks, including risk factors identified in our 2024 Form 10-K. You should carefully consider those risk factors in addition to the risk factor set forth below and other information in this Form 10-Q.

Disruptions at the FDA and other government agencies caused by funding shortages, Executive Orders, or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. President Trump recently issued Executive Orders that may significantly reduce the federal workforce and could adversely affect the FDA’s ability to attract and retain qualified scientific reviewers, which could result in longer review times for our applications. Additionally, the Trump Administration is seeking to reduce research funding by the NIH for medical research. If the funding is reduced for studies related to the medical indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In January 2025, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into a new note with an aggregate principal amount of approximately $0.8 million. The new note was exchanged concurrently with issuance of a total of approximately 2.6 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

10.1	Amendment to Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	X

10.2	Amendment to Security Agreement between CytoDyn Inc. and Uptown Capital, LLC dated April 23, 2021	X

31.1	Rule 13a-14(a) Certification by Principal Executive Officer of the Registrant.	X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer of the Registrant.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 14, 2025	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: April 14, 2025	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)