Form 10-K
period 2025-05-31
CytoDyn Inc.
filed 2025-07-25
CIK 1175680

;da k

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $134,520 thousand as of November 30, 2024.

As of June 30, 2025, the registrant had 1,251,534 thousand shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III

CYTODYN INC.

FORM 10-K FOR THE YEAR ENDED MAY 31, 2025

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

Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company's ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales, and the strength of the Company’s leadership team. The Company's forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the U.S. Food and Drug Administration (the “FDA”) and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to recruit and retain key employees; (v) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations, and the regulatory approval process; (xiii) legal proceedings, investigations, or inquiries affecting the Company or its products; (xiv) general economic and business conditions; (xv) changes in domestic and foreign political and social conditions; (xvi) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; and (xvii) various other matters, many of which are beyond the Company’s control.

We intend that all forward-looking statements made in this annual report on Form 10-K will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to address events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Our current business strategy is to continue to pursue the clinical development of leronlimab, which may include the following:

1.	Continue the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer;
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

Recent Corporate Developments

On May 2, 2025, the Company entered into an employment agreement with Robert E. Hoffman under which he began serving as the Company’s Chief Financial Officer effective as of May 15, 2025, as well as the Company’s principal financial officer and principal accounting officer. Mr. Hoffman assumed the role from Mitchell Cohen, who had served as the Company’s Interim Chief Financial Officer from February 1, 2024, until May 15, 2025.

Based on information provided by Marcum LLP (“Marcum”), the Company’s then current independent registered public accounting firm, to the Company, the attest business of Marcum was acquired by CBIZ CPAs P.C. (“CBIZ”) on November 1, 2024, and substantially all the partners and staff of Marcum that provided attestation services joined CBIZ as of that date. Marcum continued to serve as the Company’s independent registered public accounting firm until May 14, 2025, when Marcum notified the Company by letter that Marcum was resigning as the Company’s independent registered public accounting firm as of that date. Also on May 14, 2025, with the approval of the Audit Committee of the Company’s Board of Directors, CBIZ was engaged as the Company’s independent registered public accounting firm for its fiscal year ended May 31, 2025.

Background: Leronlimab and Cancer

The CCR5 receptor is a protein located on the surface of various cells, including white blood cells and cancer cells. On white blood cells, it serves as a receptor for chemical attractants known as chemokines. Chemokines are key orchestrators of cell trafficking by directing immune cells to sites of inflammation. Chemokines are released at the site of an inflammatory reaction. These chemokines bind to the CCR5 receptor and facilitate the migration of T-cells to these sites, promoting further inflammation. Leronlimab is a humanized monoclonal antibody that binds to human CCR5 receptors with a unique mechanism of action. Preclinical research has shown that leronlimab blocks calcium channel signaling of the CCR5 receptor when present on the surface of cancer cells. It is believed that calcium channel signaling through the CCR5 receptor is a crucial component leading to the metastatic spread of cancer.

Among other potential benefits, leronlimab’s mechanism of action has the potential to modulate the movement of T-cells to inflammatory sites, which could be beneficial by diminishing overactive inflammatory responses. Leronlimab is a unique monoclonal antibody that binds to the second extracellular loop and N-terminus of the CCR5 receptor, and, due to its selectivity and target-specificity, does not appear to activate the immune function of the CCR5 receptor through agonist activity. This apparent target specificity differentiates leronlimab from other CCR5 antagonists. Leronlimab is a competitive rather than allosteric inhibitor of the CCR5 receptor.

Research indicates that the CCR5 receptor works as a potential “GPS” system for cancer cells that promotes the spread of metastatic disease. Pre-clinical studies have shown that leronlimab blocks the calcium channel signaling of the CCR5 receptor and has the potential to disable this GPS system. CCR5 inhibition may disrupt signaling and ultimately diminish the spread of CCR5+ Circulating Tumor Cells (“CTCs”). Most current therapies are directed to the primary tumor rather than the tumor microenvironment, and/or the spread of cancer in the bloodstream. However, it is metastatic disease and not the primary tumor itself that is the cause of death in most cancer patients.

Research has shown that CCR5 expression is increased in a variety of solid tumors including breast, colon, prostate, and pancreatic cancer among others. Increased CCR5 expression has also been identified as an indicator of increased risk of progression in several cancers. Research has hypothesized that CCR5 may play a variety of roles in the progression of cancer. As already indicated, the CCR5 receptor on cancer cells appears to play a role in the migration and invasion of cancer cells into the bloodstream, which may lead to metastasis. Second, blocking the CCR5 receptor on immunosuppressive immune cells known as Regulatory T cells (Tregs) and Myeloid-derived suppressor cells (MDSCs) could unleash anti-tumor fighting immune cells into the tumor microenvironment. A third observation is that blocking the interaction of CCR5 with a chemokine known as RANTES (also known as CCL5) has a potentially synergistic effect with chemotherapy in causing DNA damage and promoting the death of cancer cells. Fourth, animal studies revealed a significant decrease in angiogenesis or new blood vessel formation following CCR5 inhibition with the administration of leronlimab. Such new blood vessel formation is critically important for the growth of tumors. And lastly, it is hypothesized that leronlimab exerts an effect on tissue macrophages in the tumor microenvironment to repolarize these cells into anti-tumor fighting cells.

Leronlimab and Colorectal Cancer (“CRC”)

In August 2024, the Company completed a meeting with the U.S. Food and Drug Administration (FDA) to gain alignment on the rationale and proposed dosing for a Phase II study investigating the preliminary safety and activity of leronlimab in combination with trifluridine plus tipiracil (TAS-102) and bevacizumab in participants with CCR5+, microsatellite stable (“MSS”), relapsed or refractory metastatic colorectal cancer (mCRC).

In October 2024, the Company engaged Syneos Health as the contract research organization (“CRO”) for its Phase II trial of leronlimab in patients with relapsed/refractory MSS mCRC. Syneos Health is a leading fully integrated biopharmaceutical solutions organization that supports customers in accelerating the delivery of life-saving therapies to market. Syneos Health leverages advanced data analytics and AI/ML capabilities to improve outcomes at every stage of the asset lifecycle, from clinical development to commercialization.

In November 2024, the Company received clearance from the US Food and Drug Administration (“FDA”) to commence its Phase II CRC trial. This milestone reflected the continued improvement in the Company’s relationship with the FDA.

In December 2024, the Company announced that Dr. Ben Weinberg from Georgetown University and the MedStar Health Alliance had agreed to be the lead Principal Investigator for the CRC study. As requested by FDA, the first five patients enrolled in this study will receive 350 mg of leronlimab SQ once/week in combination with TAS-102 and Bevacizumab. After a preliminary safety review, subsequent patients will then be randomized to 350 or 700 mg of weekly leronlimab with the same background regimen. The Data and Safety Monitoring Board (DSMB) will perform a second safety review after the first 20 patients have completed at least 1 cycle of therapy. The DSMB could then recommend restricting further enrollment to a single dose level, should they identify a signal of superior activity in either one of the treatment arms.

In June 2025, the first patient was dosed in the Company’s Phase II trial evaluating the efficacy of leronlimab in patients with relapsed/refractory MSS mCRC, and that patient enrollment and initiating additional clinical sites was underway through Syneos Health.

In July 2025, the Company announced encouraging historical clinical findings among patients with advanced mCRC, previously treated with leronlimab. The results indicated that three of five patients treated with leronlimab had at least a partial response, as measured by radiologic criteria, including one patient with a complete response who remains alive five years later. These final results, from patients treated under a prior compassionate use protocol, reiterate a favorable safety profile of leronlimab as well as its potential for clinical benefit in patients with mCRC. The results also support the rationale for the design and therapeutic potential of the Phase II CRC trial.

As of July 25, 2025, nine clinical sites had been approved to participate in the Phase II CRC trial, and two patients had received at least one dose in the trial. For additional information, the CRC trial protocol is posted on the NCI Clinical Trials website, and can be viewed here: https://clinicaltrials.gov/study/NCT06699836?cond=colorectal%20cancer&intr=leronlimab&rank=1

Leronlimab and Metastatic Triple-Negative Breast Cancer (“mTNBC”)

In November 2018, the Company received FDA approval of its Investigational New Drug (“IND”) submission and subsequently initiated a Phase 1b/2 clinical trial for mTNBC. In May 2019, the FDA granted Fast Track designation for leronlimab for use in combination with carboplatin to treat patients with CCR5+ positive mTNBC. The first patient in the trial was treated in September 2019. This Phase 1b/2 trial evaluated the feasibility of leronlimab in combination with carboplatin in patients with CCR5+ mTNBC. This trial eventually advanced from Phase 1b/2 to Phase 2. The Phase 2 trial was a single arm study to test the hypothesis that the combination of intravenous carboplatin and maximum tolerated dose of subcutaneous leronlimab will increase progression free survival. This study also evaluated the change in Circulating Tumor Cells as a potential prognostic marker for clinical efficacy. Leronlimab, in combination with carboplatin was well-tolerated at all three dose levels of 350mg, 525mg, and 700mg.

A compassionate use study was also commenced in 2019. This was a single-arm study of leronlimab combined with a treatment of Physician’s Choice (“TPC”) in patients with metastatic/locally advanced CCR5+ mTNBC. Leronlimab was administered subcutaneously as a weekly dose of 350 mg until disease progression or intolerable toxicity. Based on the Company’s prior success in the Phase 1b/2 mTNBC trial with 350 mg dose, the Company was eventually able to transition the compassionate use patients to 525 mg dose. In this study, patients were evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

During this same time period, the Company also conducted a compassionate use study in patients with a variety of CCR5+ solid tumors in a Phase 2 Basket Study. This was a single arm study of leronlimab in patients with CCR5+ locally advanced or metastatic solid tumors. Leronlimab was administered subcutaneously as a weekly dose of 350 mg and 525 mg until disease progression or intolerable toxicity. Subjects participating in this study were also allowed to receive/continue standard-of-care chemotherapy or radiotherapy. In this study, patients were evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT or MRI with contrast using the same method as at baseline. Data analysis on the above studies was delayed due to the Company’s subsequent dispute with its former CRO. Following the resolution of the Company’s dispute with its former CRO in 2024, the Company was able to obtain and analyze the underlying data and follow-up records as to patients treated with leronlimab in the above studies.

In February and March 2025, the Company announced encouraging survival outcomes among a group of patients with mTNBC treated with leronlimab in the aforementioned 2019 trial(s). Although mTNBC patients typically have a poor prognosis, observed survival rates at 12, 24, 36, and 48 months after treatment with leronlimab compare favorably with reported life expectancy after treatment with currently approved therapies. In addition, the Company confirmed that a small group of patients who failed treatment after developing metastatic disease survived more than 48 months after receiving leronlimab, are alive today, and currently identify as having no evidence of ongoing disease.

In May 2025, the Company announced new data suggesting a novel mechanism of action of leronlimab for the treatment of solid tumors. The Company analyzed data from its prior clinical trials of patients with mTNBC and found that leronlimab treatment correlated with increased expression of an immune cell protein or “checkpoint inhibitor” known as programmed death-ligand 1 (“PD-L1”) on patient’s circulating tumor cells (“CTCs”). The results indicated that 15 of 17 (88%) of patients who received a weekly dose of 525 mg or higher experienced a significant increase in PD-L1 expression on their CTCs over a 30-to-90-day period after starting leronlimab. Increasing expression of PD-L1 can be likened to turning “cold” tumors “hot”, elevating PD-L1 levels to the level necessary for patients to potentially derive benefit from further treatment with a class of drugs known as immune checkpoint inhibitors (“ICIs”). The Company also confirmed that all five patients (100%) who demonstrated a significant increase in PD-L1 expression after receiving leronlimab and received treatment with any ICI remain alive today.

The Company is currently in the process of resuming its clinical development in mTNBC, with the intention to prospectively confirm the retrospective observations in mTNBC outlined above. In early 2025, the Company announced several preclinical studies in TNBC intended to identify treatment strategies to optimize the design of a future Phase II study, and to further examine the apparent mechanism behind the observed increase in survival as compared to existing treatment paths. In the interim, ongoing discussions with KOLs are being conducted towards initiating a study in patients with mTNBC on an abbreviated timeline.

Leronlimab and Glioblastoma Multiforme (“GBM”)

In December 2023, the Company entered into a partnership with Albert Einstein College of Medicine and Montefiore Medical Center, located in New York. The Company provided leronlimab to support two pre-clinical studies evaluating the efficacy of leronlimab independently and in combination with temozolomide in treating glioblastoma multiforme, also known as grade IV astrocytoma (“GBM”) in infected humanized mice. The study evaluated three groups of humanized mice: one control group, one group that will receive only leronlimab, and another group that will receive a combination of leronlimab and temozolomide. The primary objective of this study was to evaluate the effect of leronlimab on the primary tumor growth and occurrence of metastases on CCR5+ and CCR5- cells in humanized mice. Unfortunately, the unexpectedly aggressive behavior of the Glioblastoma cell lines used for these studies rendered interpretation of these preclinical results difficult. However, given the encouraging results described above in patients with mTNBC, the Company is moving forward with an investigator-initiated pilot study in a group of patients with recurrent GBM at two US academic medical centers.

Pre-Clinical Development of Long-Acting CCR5 Antagonist

The Company has an active and ongoing joint development agreement with a third-party company with generative AI drug discovery and development tools in an effort to develop one or more longer-acting molecules. The Company believes this collaboration will result in the expedited development of a modified, longer-acting therapeutic, and could lead to greater acceptance by patients due to the requirement for less frequent injections. The services provided by the third party may yield extended intellectual property protection, thereby increasing the value of the Company’s patent portfolio. If successful, such a modified therapeutic would require less frequent injections for patients on drug, furthering the convenience and overall marketability of the product. Working with a company with established AI-capabilities allows for a robust development path for this modified, longer-acting therapeutic for the Company. This joint development initiative remains in progress at this time and the Company will provide further updates when appropriate.

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

We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. Absent patent protection, others may attempt to make and use the leronlimab antibody for uses not covered by later patent filings, such as attempts to produce and sell the leronlimab antibody as a research reagent and/or as a component for use in diagnostics. However, the formulation composition patent protection remains viable, and third parties face additional regulatory hurdles together with the Company’s various method patents with respect to any contemplated attempts to commercialize leronlimab for therapeutic indications. We currently anticipate, absent patent term extension, that patent protection relating to the leronlimab antibody itself started to expire in 2023, the leronlimab concentrated protein formulation will start to expire in 2031, certain methods of using leronlimab for treatment of HIV will start to expire on or before 2035, certain methods of using leronlimab for cancer indications if granted will start to expire in 2040, certain methods of using leronlimab for treatment of COVID-19 will start to expire in 2040, certain methods of using leronlimab for treatment of MASH if granted will start to expire in 2043, and certain newly developed methods of using leronlimab for cancer indications if granted will start to expire in 2046.

Patents do not enable us to preclude competitors from commercializing drugs in direct competition with our products that are not covered by granted and enforceable patent claims. Consequently, patents may not provide us with any meaningful competitive advantage. Refer to Item 1A, Risk Factors, for the related risks. We may also rely on data exclusivity, trade secrets, and proprietary know-how to develop and attempt to achieve a competitive position with our product candidates. We require our employees, consultants, and partners who have access to our proprietary information to sign confidentiality agreements to protect our intellectual property.

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

Patents and data exclusivity are different concepts, protect different subject matter, arise from different efforts, and have different legal effects over different time periods. Information with respect to our current patent portfolio as of July 25, 2025 is as follows:

				Number of Patent
	Number of Patents			Applications
	U.S.	International	Expiration Dates(1)	U.S.	International
Leronlimab (PRO 140) product candidate(2)	3	13	2024-2032	3	1
Methods of treatment by indication (e.g., HIV-1; COVID-19; GvHD); MASH(2)	2	—	2036-2040	3	8
Methods of treatment - Cancer	—	1		5	18
(1)	Patent term extensions and pending patent applications may extend periods of patent protection.
(2)	Leronlimab (PRO 140) patents and applications relate to the antibody and formulations.

Research, development and commercialization of a biopharmaceutical product often requires choosing between alternative development and optimization routes at various stages in the development process. Preferred routes depend upon availability of financial resources and may also be affected by subsequent discoveries, test results and other factors, and therefore cannot be identified with certainty. There are numerous third-party patents in fields in which we work, and we may need to obtain licenses under patents of others to pursue a preferred development route of one or more of our product candidates. The need to obtain a license would decrease the ultimate value and profitability of an affected product. If we cannot negotiate such a license, we might have to pursue a less desirable development route or terminate the program altogether.

Government Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, and reimbursement of pharmaceutical products is extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval, and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

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

The FDA must approve product candidates for therapeutic indications before they may be marketed in the United States. For biological products, such as our product candidate, leronlimab, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	completion of pre-clinical laboratory tests, animal studies, and formulation studies according to good laboratory practices, or GLP, regulations, or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated when certain changes are made;
●	approval by an independent institutional review board (“IRB”), or ethics committee representing each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	preparation and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
●	review of the BLA by an FDA advisory committee, where applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the BLA; and

●	FDA review and approval of the BLA, which may be subject to additional post-approval requirements, including the potential requirement to implement a REMS, and any post-approval studies required by the FDA.

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

The IND and IRB Processes

An IND is an exemption from the premarket approval requirements of the FDCA allowing an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial. An IND must be in effect prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA or BLA. When submitting an IND to the FDA, applicants must submit a protocol for each planned clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

At any time after the IND goes into effect, the FDA may also place a clinical hold or partial clinical hold on the IND or on any clinical trial that has commenced under the IND. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor with a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence.

For each foreign clinical study, a sponsor may choose, but is not required, to conduct it under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB. This group provides authorization as to whether a trial may move forward at designated checkpoints based on review of available data from the study, to which only the DSMB maintains access. Suspension or termination of development during any phase of a clinical trial can occur if the DSMB determines that the participants or patients are being exposed to an unacceptable health risk. A sponsor may suspend or terminate development for other reasons, including evolving business objectives and/or a competitive climate.

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

In some cases, the FDA may approve an NDA or BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further verify and describe clinical benefit in the case of products approved under FDA’s accelerated approval regulations. Failure to exhibit due diligence regarding conducting Phase 4 clinical trials could result in withdrawal of FDA approval for products.

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

Emergency Use Authorizations

The FDA has the authority to permit the use of unapproved medical products following a determination of a public health emergency (“PHE”) by the Secretary of Health and Human Services (the “Secretary”) and a declaration by the Secretary that circumstances exist justifying the authorization of emergency use of types of medical products to respond to the PHE. Once the Secretary has made the requisite determination and declaration, the FDA may issue Emergency Use Authorizations, or EUAs, for specific unapproved medical products if the following statutory criteria have been met: (1) the pathogen that is the subject of the PHE can cause a serious or life-threatening condition; (2) based on the totality of the scientific evidence available, it is reasonable to believe that (i) the product may be effective in preventing or treating such condition, and (ii) the known and potential benefits of the product outweigh the known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

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

Review and Approval of BLAs

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency, and purity of the investigational product to the satisfaction of the FDA. The fee required for the submission of an NDA or BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2024 the application fee is approximately $4.0 million), and the sponsor of an approved BLA is also subject to an annual program fee, approximately $0.4 million per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

The FDA conducts a preliminary review of all BLAs within 60 days of receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. If the FDA determines that a BLA does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF for a BLA will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information, or analyses needed to evaluate safety, purity, and potency or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, pre-clinical studies, or manufacturing. If a CRL is issued, the applicant may either resubmit the BLA addressing all the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing and acting on 90 percent of such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Under the BPCIA, a manufacturer may apply for a product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve an interchangeable biological product, the agency must find that the biological product is biosimilar to the reference product, can be expected to produce the same clinical results as the reference product, and “for a biological product that is administered more than once to an individual, the risk in terms of safety or diminished efficacy of alternating or switching between use of the biological product and the reference product is not greater than the risk of using the reference product without such alternation or switch.” Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the healthcare provider who prescribed the reference product, although the substitutability of drug and biological products are determined at the state level.

The biosimilar applicant generally must demonstrate that the product is biosimilar based on data from analytical studies showing that the biosimilar product is highly like the reference product, data from animal studies (including toxicity) and data from one or more clinical studies to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is approved. The FDA, however, may waive any of these data requirements upon a finding that the data are “unnecessary.” In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the approved conditions of use, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity, and potency.

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

Phase 3 studies are expanded controlled clinical studies. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2 and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit/risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually involve significantly larger groups of patients, and considerable additional expense. We were required to pay significant fees to third parties upon the first patient dosing in a Phase 3 trial of leronlimab, and we may be required to make additional fee payments to third parties upon the completion of additional milestones. Refer to Part II, Item 8, Note 9, Commitments and Contingencies - PRO 140 Acquisition and Licensing Arrangements, for further information.

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

We previously engaged two global contract manufacturing organizations (“CMOs”), to initiate the scale-up to commercial batch quantities of product and develop the necessary controls and specifications to manufacture product on a consistent and reproducible manner. We also contracted with suitable CMOs to fill, finish, label, and package product into the final commercial package for commercial use. To commercialize product, this scaled-up material will need to be validated under best practices and demonstrated to meet approved specifications on an ongoing basis. GMP material will be produced as needed to support clinical trials for all therapeutic indications and until commercial product is approved by the FDA. We will continue to rely on active CMO relationships for all of our developmental and commercial needs.

Research and Development Costs

The Company’s research and development expenses totaled approximately ($16.9) million and $7.2 million for the fiscal years ended May 31, 2025, and 2024, respectively. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further information.

Employees and Human Capital Resources

As of June 30, 2025, we had 13 employees, as well as a number of independent consultants and other individuals assisting us with the Company’s regulatory, quality, and medical matters. Our research and development team is geographically dispersed throughout the United States. We are committed to pay equity regardless of gender or race/ethnicity. We invest in our workforce by offering competitive salaries and benefits. We may award stock options or other stock-based awards to selected employees and consultants under our equity incentive plan. We also offer various benefits to all eligible employees, including health care coverage and a 401(k) plan. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. There can be no assurance, however, that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

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

Summary of Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

●	Our cash reserves are low and we do not expect to receive substantial, if any, revenues for the foreseeable future such that we will need to raise substantial additional financing to fund our ongoing operations and manage our payment obligations, which financing continues to be extremely difficult to secure in light of the low trading price of our common stock.
●	We are a clinical stage biotechnology company with a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve profitability.
●	The amount of financing we require will depend on various factors, many of which are beyond our control. The results of our operations, financial condition, and stock price are likely to be adversely affected if we are unable to obtain additional funding on improved terms compared to previous financings.
●	Our future cash requirements may differ significantly from our current estimates.
●	Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot find adequate financing.
●	We have written off the value of our pre-launch inventories of leronlimab and related raw materials, the costs of which were previously capitalized, and may be unable to use all or a portion of those inventories in the development of our product candidate.

Risks Related to Our Ability to Maintain an Effective Operational and Internal Controls Environment

●	The recruitment and retention of skilled directors, executives, employees and consultants may be difficult and expensive, may result in dilution to our stockholders, and any failure to attract and retain such individuals may adversely affect our drug development and commercialization activities.
●	The loss, temporary loss, or transition of members of our senior management team or any other key employees may adversely affect our business.
●	If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.
●	Our information technology systems could fail to perform adequately or experience data corruption, cyber-based attacks, or network security breaches.

Risks Related to Legal Proceedings

●	Our business, operating results, and financial condition could be negatively affected as a result of litigation and other demands made by stockholders.
●	The class-action litigation filed against us could harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.
●	We are subject to oversight by the SEC, FDA, and other regulatory agencies. Investigations and proceedings by those agencies may divert management’s focus and have a material adverse effect on our reputation and financial condition.
●	We face risks and uncertainties related to litigation and other claims.

Risks Related to Development and Commercialization of Our Drug Candidate

●	Certain agreements and related license agreements require us to make significant milestone, royalty, and other payments, which will require additional financing and, in the event we do commercialize leronlimab, will decrease the revenues we may ultimately receive on sales. To the extent that such milestone, royalty and other payments are not timely made, the counterparties to such agreements in certain cases have repurchase and termination rights thereunder with respect to leronlimab.
●	If we are unable to obtain all required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition, and stock price.
●	Disruptions at the FDA and other government agencies caused by funding shortages, Executive Orders, or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
●	We are dependent on the success of leronlimab. If we, either alone or with collaborators, are unable to complete the clinical development of, obtain and maintain marketing approval for, or successfully commercialize leronlimab, including with respect to adequate coverage and reimbursement, or if we continue to experience significant delays in doing so, our business will be harmed.
●	Our competitors may develop drugs that are more effective, safer, and less expensive than ours.
●	We may not be able to identify, negotiate, and maintain the strategic alliances necessary to develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.
●	Known third-party patent rights could delay or otherwise adversely affect our planned development and sale of leronlimab. We have identified but not exhaustively analyzed other patents that could relate to our proposed products.

Risks Related to Our Dependence on Third Parties

●	We have a limited number of internal research and development personnel, making us dependent on consulting relationships and strategic alliances with industry partners.

●	We may continue to rely on third parties, such as CROs and third-party manufacturers, to conduct clinical trials for our product candidate, leronlimab, and to produce our pre-clinical and clinical product candidate supplies. Such third parties are subject to significant regulation. A failure by such third parties to perform their obligations properly and successfully to us, or failure of manufacturers on which we rely to meet regulatory requirements, may result in our inability to obtain regulatory approvals for or commercialize our product candidate.

Risks Related to Our Intellectual Property Rights

●	Our success depends upon our ability to obtain and maintain intellectual property protection relating to our product candidate and future product candidates.
●	If we are sued for infringing on third-party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business. We may also undertake infringement or other legal proceedings against third parties, causing us to spend resources on litigation and exposing our own intellectual property portfolio to challenge.
●	We may become involved in disputes with our present or future contract partners over intellectual property ownership or other matters, which could have a significant adverse effect on our business.

Risks Related to Ownership of Our Common Stock

●	Our common stock is classified as “penny stock” and trading of our shares may be restricted by the SEC’s penny stock regulations.
●	The trading price of our common stock has been and could remain volatile, and the market price of our common stock may decrease.
●	Since our inception, we have been insolvent and have required debt and equity financing to maintain operations. We expect our debt service obligations and our need for additional funding to finance operations will cause additional dilution to our existing stockholders and could adversely affect the trading price of our common stock.
●	Our certificate of incorporation permits our Board of Directors (the “Board”) to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.
●	Anti-takeover provisions of our certificate of incorporation, our bylaws, and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult, and may prevent attempts by our stockholders to replace or remove the current members of our Board and management.
●	We do not expect to pay cash dividends on our common shares in the foreseeable future.

Risks Related to Our Financial Position and Need for Additional Capital

Our cash reserves are low and we do not expect to receive substantial, if any, revenues for the foreseeable future such that we will need to raise substantial additional financing to fund our ongoing operations and manage our payment obligations, which financing continues to be extremely difficult to secure in light of the low trading price of our common stock.

As of June 30, 2025, we had an unrestricted cash balance of approximately $12.1 million and no reserved cash balance. We must continue to raise additional funds in the near term to meet our payment obligations and fund our operations. Additional funding may not be available on acceptable terms or at all. In addition, as of June 30, 2025, we had approximately 172.8 million shares of common stock unreserved for other purposes and available for issuance in new financing transactions. Our outstanding accounts payable and accrued liabilities totaled approximately $16.1 million on June 30, 2025. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities, including: conducting a study of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer; conducting a study of leronlimab in patients with metastatic triple-negative breast cancer; pursuing research and development of longer-acting molecules; and evaluating other opportunities for pre-clinical studies and publishing data from previously conducted studies. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.27 per share on June 30, 2025) presents a significant challenge to our ability to raise additional funds. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

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

The amount of financing we require will depend on various factors, many of which are beyond our control. The results of our operations, financial condition, and stock price are likely to be adversely affected if we are unable to obtain additional funding on improved terms compared to previous financings.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the costs of preparing required regulatory submissions, as well as any clinical trial programs and pre-clinical studies we may pursue and other development activities conducted by us directly,
●	the costs involved with our chemistry, manufacturing and controls (“CMC”) activities,
●	the satisfaction of payment obligations we have already incurred,
●	the costs and timing of obtaining regulatory approvals and making related milestone payments due to third parties with whom we have licensing or similar agreements,
●	the costs of filing, prosecuting, maintaining, and enforcing patents and other intellectual property rights and defending against potential claims of infringement,
●	the costs associated with hiring and retaining needed scientific and administrative employees, advisors, and consultants,
●	the cost of legal and other professional advisors needed to support our development efforts, responsibilities as a public reporting company, regulatory compliance and investigations, and legal proceedings,
●	the costs of compliance with laws, regulations, or judicial decisions applicable to us, and
●	the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

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

Our auditors issued an opinion, which includes a going concern explanatory paragraph, in connection with the audit of our annual consolidated financial statements for the fiscal year ended May 31, 2025. A going concern paragraph in an audit opinion means that there is substantial doubt that we can continue as an ongoing business for the 12 months from the date the consolidated financial statements are issued. If we are unable to continue as an ongoing business, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

We have written off the value of our pre-launch inventories of leronlimab and related raw materials, the costs of which were previously capitalized, and may be unable to use all or a portion of those inventories in the development of our product candidate.

Pre-launch inventories consist of costs of raw materials and work-in-progress related to our product candidate leronlimab. As of May 31, 2023, our inventories had been written off in full for accounting purposes. Although a portion of the inventories that were written off continue to be physically maintained and currently may be eligible for use in certain clinical contexts, we may be unable to use all or a portion of these inventories in the development of our product candidate, which may require us to engage a third party to produce additional clinical supplies of leronlimab to pursue our planned studies and clinical trials.

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

We currently have only three executive officers. Jacob Lalezari, M.D., our current Chief Executive Officer, entered into an employment agreement with us in January 2024 that can be terminated by either party at any time. Our current Chief Financial Officer, Robert E. Hoffman, joined the Company on May 15, 2025. The complexity inherent in integrating additional key members of the senior management team with existing senior management may limit the effectiveness of any such successor or otherwise adversely affect our business. Leadership transitions and any disruptions that result are inherently difficult to manage and may cause uncertainty or a disruption to our business or increase the likelihood of turnover of other key officers and employees. Further, we may incur significant expenses related to any executive transitions. Finding suitable replacements for senior management and other key employees can be difficult, and there is no assurance we will be successful in attracting or retaining qualified personnel.

Our success depends significantly on the individual and collective contributions of our senior management team and key employees as we continue our efforts to develop leronlimab. The loss of the services of a member of our current senior management team or the inability to hire and retain experienced management personnel may have a material adverse effect on our business and operations.

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

We are and have been involved in legal proceedings and other claims brought by stockholders, including class actions alleging securities law violations, derivative actions alleging waste of corporate assets, unjust enrichment, other breaches of fiduciary duties by former directors and current and former executive officers, and demands by activist investors. Similar actions may occur in the future. While the Company welcomes opinions of all stockholders, responding to demands, litigation, proxy contests, or other initiatives by stockholders or activist investors may divert the attention of our Board, management team, and employees from their regular duties in the pursuit of business opportunities to enhance stockholder value. Such actions may also cause our existing or potential employees, strategic partners, and stockholders to have questions or doubts about the future direction of the Company and may provide our competitors with an opportunity to exploit these concerns. Such circumstances could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Refer to Part II, Item 8, Note 9, Commitments and Contingencies – Legal Proceedings in this Form 10-K for additional information.

The class-action litigation filed against us could harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.

The securities class action lawsuits filed against the Company in March 2021 have exhausted certain coverage allowances under the Company’s D&O insurance applicable to the relevant time period. This litigation, whether or not successful, may require us to incur substantial costs, which could harm our business and financial condition. During the course of litigation, negative public announcements regarding the results of hearings, motions, or other interim proceedings or developments may occur, which could have a further negative effect on the market price of our common stock. Refer to Part II, Item 8, Note 9, Commitments and Contingencies – Securities Class Action Lawsuits in this Form 10-K for further information.

We are subject to oversight by the SEC, FDA, and other regulatory agencies. Investigations and proceedings by those agencies may divert management’s focus and have a material adverse effect on our reputation and financial condition.

We are subject to the regulation and oversight by the SEC and state regulatory agencies, in addition to the FDA and other federal regulatory agencies. As a result, we may face legal or administrative proceedings by these agencies. We have received subpoenas from the SEC and the U.S Department of Justice (the “DOJ”) requesting documents and information concerning, among other matters, leronlimab, our public statements regarding the use of leronlimab as a potential treatment for COVID-19, HIV, and triple-negative breast cancer, related communications with the FDA, investors, and others, litigation involving former employees, our retention of investor relations consultants, and trading in our securities. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both our former CEO, Nader Z. Pourhassan, and Kazem Kazempour, CEO of Amarex, our former CRO. That same day, the SEC announced charges against both Mr. Pourhassan and Mr. Kazempour for alleged violations of federal securities laws. In December 2024, a federal jury convicted Mr. Pourhassan and Mr. Kazempour on a number of counts. Mr. Pourhassan and Mr. Kazempour are currently scheduled to be sentenced in September 2025. The Company is cooperating fully with the DOJ and SEC investigations. We are unable to predict the effect of any governmental investigations on our business, financial condition, or reputation. In addition, publicity surrounding any investigation, even if ultimately resolved favorably, could have a material adverse effect on our business. Refer to Part II, Item 8, Note 9, Commitments and Contingencies – Legal Proceedings in this Form 10-K for further information.

We face risks and uncertainties related to litigation and other claims.

We are parties to a variety of litigation and other claims, in addition to the regulatory investigations and related proceedings described above. For example, two putative class action lawsuits have been filed against us and certain former officers and directors, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act, and alleging that the Company and certain former officers and directors made purportedly false or misleading statements and that some of the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock, purportedly while in possession of material nonpublic information. Separately, three purported stockholder derivative actions have been filed against certain former officers and directors; the Company was named as a nominal defendant. Refer to Part II, Item 8, Note 9, Commitments and Contingencies – Legal Proceedings in this Form 10-K for further information.

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

Under agreements we have with Progenics Pharmaceuticals, Inc. (“Progenics”) and Lonza Sales AG (“Lonza”), as well as a Development and License Agreement (the “PDL License”) between Protein Design Labs (now AbbVie Inc. (“AbbVie”)) and Progenics, we are required to pay significant milestone payments, license fees for “system know-how” technology, and royalties related to leronlimab upon the occurrence of specified events. To make these milestone and license payments, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of future sales, if any. To the extent that such milestone payments and royalties are not timely made, under their respective agreements, Progenics has certain repurchase rights relating to the assets sold to us, and AbbVie has certain termination rights relating to our license of leronlimab under the PDL License. Refer to Part II, Item 8, Note 9, Commitments and Contingencies – PRO 140 Acquisition and Licensing Arrangements in this Form 10-K for further information.

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

●	the FDA or comparable foreign regulatory authorities or IRBs may disagree with the future design or implementation of our clinical trials,
●	we may not be able to provide acceptable evidence of the safety and efficacy of our drug candidate,
●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA or foreign regulatory authorities for marketing approval,
●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our drug candidate,
●	the data collected from clinical trials may not be sufficient to support the submission of an application for marketing approval in the United States or elsewhere,
●	the FDA or foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies, and
●	the approval policies or regulations of the FDA or foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. President Trump has issued Executive Orders that may significantly reduce the federal workforce and could adversely affect the FDA’s ability to attract and retain qualified scientific reviewers, which could result in longer review times for our applications. Additionally, the Trump Administration is seeking to reduce research funding by the NIH for medical research. If the funding is reduced for studies related to the medical indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected.

We are dependent on the success of leronlimab. If we, either alone or with collaborators, are unable to complete the clinical development of, obtain and maintain marketing approval for, or successfully commercialize leronlimab, including with respect to adequate coverage and reimbursement, or if we continue to experience significant delays in doing so, our business will be harmed.

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

We may come to believe that third parties are infringing on our patents or other proprietary rights. To prevent infringement or unauthorized use, we may need to file infringement and/or misappropriation suits, which are extremely expensive and time-consuming and would distract management’s attention. Also, in an infringement or misappropriation proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both, in which case third parties may be able to use our technology without paying license fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From June 1, 2024, through June 30, 2025, the market price of our common stock has fluctuated from a high of $0.49 per share to a low of $0.10 per share. The volatile nature of our common share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation, and perception, all of which may be independent of fundamental, objective, and intrinsic valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common stock is quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which may, unless certain criteria are met, prohibit large stockholders, particularly those owning 15% or more of our voting stock, from merging or combining with us for a prescribed period.

We do not expect to pay cash dividends on our common shares in the foreseeable future.

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

Our management periodically evaluates information provided by consultants on evolving cybersecurity risks and, based on management’s assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

Item 2.       PROPERTIES

Our principal office location is 1111 Main Street, Suite 660, Vancouver, Washington 98660. The space is subject to a lease effective through April 30, 2026. We do not own or lease any other properties.

Item 3.      LEGAL PROCEEDINGS

For a description of material legal proceedings, refer to Part II, Item 8, Note 9, Commitments and Contingencies – Legal Proceedings in this Form 10-K.

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

Holders

The number of record holders of our common stock on June 30, 2025 was approximately 1,000.

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

Also, under Section 170 of the DGCL, due to the Company’s accumulated deficit of approximately $887.8 million as of May 31, 2025, the Company is not able to pay any dividends, whether in cash, other property, or in shares of capital stock, unless and until the deficiency in the amount of capital represented by the Company’s issued and outstanding preferred stock has been addressed.

Refer to Part II, Item 8, Note 4, Convertible Instruments and Accrued Interest in this Form 10-K for additional information.

Unregistered Sales of Equity Securities

Issuances of Shares in Convertible Note Exchange Transactions

In April through July 2025, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into exchange agreements pursuant to which portions of the original note was partitioned into new notes with an aggregate principal amount of $3.0 million. The new note was exchanged concurrently with issuance of a total of approximately 10.4 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transactions.

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

Our current business strategy is the clinical development of leronlimab, which may include the following:

1.	Continue the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer;
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

Fiscal 2025 Overview

Actions taken by the Company during fiscal 2025 included:

●	Revamping our clinical strategy to focus on solid-tumor oncology;
●	Entering into several strategic partnerships with academic institutions to further the development of leronlimab on a cost-effective basis;
●	Entering into several strategic partnerships with private foundations and/or organizations that are and will continue to help fund leronlimab on a cost-effective basis;
●	Hiring of Robert E. Hoffman as Chief Financial Officer;
●	Resolution of our dispute with Amarex Clinical Research LLC on terms favorable to the Company;
●	Furthering the development of a long-acting modified therapeutic; and
●	Closing multiple financing transactions to provide funding for the Company’s business operations and initiatives.

Leronlimab and Colorectal Cancer (“CRC”)

In August 2024, the Company completed a meeting with the U.S. Food and Drug Administration (FDA) to gain alignment on the rationale and proposed dosing for a Phase II study investigating the preliminary safety and activity of leronlimab in combination with trifluridine plus tipiracil (TAS-102) and bevacizumab in participants with CCR5+, microsatellite stable (“MSS”), relapsed or refractory metastatic colorectal cancer (mCRC).

In October 2024, the Company engaged Syneos Health as the contract research organization (“CRO”) for its Phase II trial, which will evaluate the efficacy of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer (“CRC”). Syneos Health is a leading fully integrated biopharmaceutical solutions organization that supports customers in accelerating the delivery of life-saving therapies to market. Syneos Health leverages advanced data analytics and AI/ML capabilities to improve outcomes at every stage of the asset lifecycle, from clinical development to commercialization.

In November 2024, the Company received clearance from the US Food and Drug Administration (“FDA”) to commence its Phase II CRC trial, evaluating the efficacy of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer. This milestone reflected the continued positive development of the Company’s improved relationship with the FDA.

In December 2024, the Company announced that Dr. Ben Weinberg from Georgetown University and the MedStar Health Alliance had agreed to be the lead Principal Investigator for the CRC study. As requested by FDA, the first five patients enrolled in this study will receive 350 mg of leronlimab SQ once/week in combination with TAS-102 and Bevacizumab. After a preliminary safety review, subsequent patients will then be randomized to 350 or 700 mg of weekly leronlimab with the same background regimen. The Data and Safety Monitoring Board (DSMB) will perform a second safety review after the first 20 patients have completed at least 1 cycle of therapy. The DSMB could then recommend restricting further enrollment to a single dose level, should they identify a signal of superior activity in either one of the treatment arms.

In June 2025, the Company announced that the first patient has been dosed in its Phase II trial evaluating the efficacy of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer (“CRC”), and that patient enrollment and opening additional clinical sites was underway through Syneos Health.

In July 2025, the Company announced encouraging historical clinical findings among patients with advanced mCRC, previously treated with leronlimab. The final results indicated that three of five patients treated with leronlimab had at least a partial response, as measured by radiologic criteria, including one patient with a complete response who remains alive five years later. The results, from patients treated under a prior compassionate use protocol, reiterate a favorable safety profile of leronlimab as well as its potential for clinical benefit in patients with mCRC. The results also support the rationale for the design and therapeutic potential of the Phase II CRC trial.

As of July 25, 2025, nine clinical sites had been approved to participate in the Phase II CRC trial, and two patients had received at least one dose in the trial. For additional information, the CRC trial protocol is posted on the NCI Clinical Trials website, and can be viewed here: https://clinicaltrials.gov/study/NCT06699836?cond=colorectal%20cancer&intr=leronlimab&rank=1

Leronlimab and Metastatic Triple-Negative Breast Cancer (“mTNBC”)

In February and March 2025, the Company announced encouraging survival outcomes among a group of patients with mTNBC treated with leronlimab in the Company’s 2019 trial(s). Although mTNBC patients typically have a poor prognosis, observed survival rates at 12, 24, 36, and 48 months after treatment with leronlimab compare favorably with reported life expectancy after treatment with currently approved therapies. In addition, the Company confirmed that a small group of patients who failed treatment after developing metastatic disease survived more than 48 months after receiving leronlimab, are alive today, and currently identify as having no evidence of ongoing disease.

In May 2025, the Company announced new data suggesting a novel mechanism of action of leronlimab for the treatment of solid tumors. The Company analyzed data from its prior clinical trials of patients with mTNBC and found that leronlimab treatment correlated with increased expression of an immune cell protein or “checkpoint inhibitor” known as programmed death-ligand 1 (“PD-L1”) on patient’s circulating tumor cells (“CTCs”). The results indicated that 15 of 17 (88%) of patients who received a weekly dose of 525 mg or higher experienced a significant increase in PD-L1 expression on their CTCs over a 30-to-90-day period after starting leronlimab. Increasing expression of PD-L1 can be likened to turning “cold” tumors “hot”, elevating PD-L1 levels to the level necessary for patients to potentially derive benefit from further treatment with a class of drugs known as immune checkpoint inhibitors (“ICIs”). The Company also confirmed that all five patients (100%) who demonstrated a significant increase in PD-L1 expression after receiving leronlimab and received treatment with any ICI remain alive today.

The Company is currently in the process of resuming its clinical development in mTNBC, with the intention to prospectively confirm the retrospective observations in mTNBC outlined above. In early 2025, the Company announced several preclinical studies in TNBC intended to identify treatment strategies to optimize the design of a future Phase II study, and to further examine the apparent mechanism behind the observed increase in survival as compared to existing treatment paths. In the interim, ongoing discussions with KOLs are being conducted towards initiating a study in patients with mTNBC on an abbreviated timeline.

Pre-Clinical Development of Long-Acting CCR5 Antagonist

The Company has an active and ongoing joint development agreement with a third-party company with generative AI drug discovery and development tools in an effort to develop one or more longer-acting molecules. The Company believes this collaboration will result in the expedited development of a modified, longer-acting therapeutic, and could lead to greater acceptance by patients due to the requirement for less frequent injections. The services provided by the third party may yield extended intellectual property protection, thereby increasing the value of the Company’s patent portfolio.

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

Results of operations for the fiscal years ended May 31, 2025, and 2024

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

The results of operations were as follows for the periods presented:

	Years ended, May 31		Change
(in thousands, except for per share data)	2025	2024	$	%
Operating expenses:
General and administrative	$7,260	$10,818	$(3,558)	(33)%
Research and development	(16,921)	7,240	(24,161)	(334)
Total operating expenses	(9,661)	18,058	(27,719)	(153)
Operating gain (loss)	9,661	(18,058)	27,719	153
Interest and other income (expense):
Interest income	565	217	348	160
Interest on convertible notes	(4,424)	(4,659)	235	5
Amortization of discount on convertible notes	(407)	(1,076)	669	62
Amortization of debt issuance costs	—	(572)	572	100
Issuance costs for private placement of shares and warrants through placement agent	—	(2,819)	2,819	100
Loss on induced conversion	(1,180)	(6,680)	5,500	82
Finance charges	(25)	(2,584)	2,559	99
Loss on note extinguishment	—	(13,374)	13,374	100
Gain on restructuring of payables	407	—	407	100
Loss on derivatives	(852)	(236)	(616)	(261)
Total interest and other income (expense)	(5,916)	(31,783)	25,867	81
Gain (loss) before income taxes	3,745	(49,841)	53,586	108
Income tax benefit	—	—	—	—
Net income (loss)	$3,745	$(49,841)	$53,586	108%
Income (loss) per share:
Basic	$0.00	$(0.05)	$0.05	104%
Diluted	$0.00	$(0.05)	$0.05	104%

Weighted average common shares used in calculation of income (loss) per share:
Basic	1,205,755	969,509	236,246	24%
Diluted	1,242,922	969,509	273,413	28%

General and administrative expenses

G&A expenses consisted of the following:

	Years ended, May 31		Change
(in thousands)	2025	2024	$	%
Salaries, benefits, and other compensation	$1,554	$2,507	$(953)	(38)
Stock-based compensation	826	2,415	(1,589)	(66)
Legal fees	1,663	2,089	(426)	(20)
Insurance	1,239	1,850	(611)	(33)
Other	1,978	1,957	21	1
Total general and administrative	$7,260	$10,818	$(3,558)	(33)

The decrease in G&A expenses for the fiscal year ended May 31, 2025, compared to the prior fiscal year, was primarily due to a reduction in stock-based compensation and salaries, benefits and other compensation due to classifying clinical employees’ compensation as a research and development expense in the current fiscal year.

Research and development expenses

R&D expenses consisted of the following:

	Years ended, May 31		Change
(in thousands)	2025	2024	$	%
Clinical	$5,790	$1,898	$3,892	205%
Non-clinical	1,066	493	573	116
CMC	1,091	3,867	(2,776)	(72)
License and patent fees	117	982	(865)	(88)
Return of clinical expenses	(24,985)	—	(24,985)	—
Total research and development	$(16,921)	$7,240	$(24,161)	(334)%

The decrease in R&D expenses in the fiscal year ended May 31, 2025, compared to the prior fiscal year, was primarily due to a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in July 2024. Refer to Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute for further information.

The future trend of our R&D expenses is dependent on the costs of any future clinical trials and our decisions regarding which indications on which to focus our future efforts toward the development and study of leronlimab, which may include pre-clinical and clinical studies for oncology and inflammation, as well as efforts to develop a long-acting new or modified therapeutic, the timing and outcomes of such efforts, and the timing of the final close-out of closed studies.

Interest and other expense

Interest and other expenses consisted of the following:

	Years ended, May 31		Change
(in thousands)	2025	2024	$	%
Interest income	565	217	348	160
Interest on convertible notes	$(4,424)	$(4,659)	$235	5%
Amortization of discount on convertible notes	(407)	(1,076)	669	62
Amortization of debt issuance costs	—	(572)	572	100
Issuance costs for private placement of shares and warrants through placement agent	—	(2,819)	2,819	100
Loss on induced conversion	(1,180)	(6,680)	5,500	82
Finance charges	(25)	(2,584)	2,559	99
Loss on note extinguishment	—	(13,374)	13,374	100
Gain on restructuring of payables	407	—	407	100
Loss on derivatives	(852)	(236)	(616)	(261)
Total interest and other income (expense)	$(5,916)	$(31,783)	$25,867	(81)%

The decrease in interest and other expenses for the fiscal year ended May 31, 2025, compared with the prior fiscal year, was primarily due to the decreases in loss on induced conversion, loss on note extinguishment and finance charges. The decrease in loss on induced conversion is due to recent note payments classified as gains on restructuring of payables. The decrease in loss on note extinguishment is due to note extinguishments occurring in the prior period. The decrease in finance charges is due to restructuring the balance due to Samsung, which removed any future interest.

Refer to Part II, Item 8, Note 4, Convertible Instruments and Accrued Interest and Note 13, Subsequent Events in this report for additional information.

Liquidity and Capital Resources

As of May 31, 2025, we had a total of approximately $11.9 million in cash and cash equivalents, and approximately $70.5 million in short-term liabilities consisting primarily of approximately $45.4 million representing the principal of and accrued interest on convertible notes payable, net of unamortized debt discount, and approximately $16.9 million in accounts payable and accrued liabilities and compensation. We will continue to incur operating losses and the Company will require a significant amount of additional capital in the future as we continue to seek approval to commercialize leronlimab. Despite the Company’s negative working capital position, vendor relations remain relatively accommodative given liquidity constraints. We cannot be certain, however, that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such agreements are deemed favorable to both parties under then current circumstances and as necessary to fund our current and projected cash needs.

Cash and Cash equivalents

The Company’s cash and cash equivalents position of approximately $11.9 million and zero restricted cash, respectively, on May 31, 2025, increased by approximately $8.8 million and decreased by $6.7 million, respectively, compared to the cash balance of approximately $3.1 million and restricted cash balance of approximately $6.7 million on May 31, 2024.

Summary of cash flows and changes between the periods presented is as follows:

	Years ended, May 31		Change
(in thousands)	2025	2024	$
Net cash provided by (used in):
Net cash used in operating activities	$(8,765)	$(10,982)	$2,217
Net cash provided by financing activities	$10,854	$11,748	$(894)

Cash used in operating activities

Net cash used in operating activities totaled approximately $8.8 million during the fiscal year ended May 31, 2025, representing an improvement of approximately $2.2 million compared to the prior year. The increase in the net amount of cash provided by operating activities was due primarily to a legal settlement of approximately $10.0 million, offset by additional clinical research payments. Refer to Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute for further information.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $10.9 million, a decrease of approximately $0.9 million compared to the prior year. The decrease in net cash provided was primarily the result of raising less funds from private placements of common stock and warrants, offset by an increase in funds raised from warrant exchange transactions.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note as amended in April 2025 accrues interest daily at a rate of 6% per annum, has a stated conversion price of $10.00 per share, and matures in April 2026. As of May 31, 2025, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.2 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note as amended in April 2025 accrues interest daily at a rate of 6% per annum, has a stated conversion price of $10.00 per share, and matures in April 2026. As of May 31, 2025, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $37.1 million.

Refer to Part II, Item 8, Note 4, Convertible Instruments and Accrued Interest and Note 13, Subsequent Events in this report for additional information.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	May 31, 2025
Issuable upon:
Warrant exercises	213.1
Convertible preferred stock and undeclared dividends conversion	40.0
Outstanding stock option exercises or vesting of outstanding RSUs	41.8
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	6.2
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	313.1
Common stock outstanding	1,249.2

As a result, as of May 31, 2025, we had approximately 187.7 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Refer to Part II, Item 8, Note 13, Subsequent Events in this report for additional information.

Off-Balance Sheet Arrangements

As of May 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Refer to Note 4, Convertible Instruments and Accrued Interest, Note 9, Commitments and Contingencies and Note 13, Subsequent Events included in Part II, Item 8 of this Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings described in Part II, Item 8, Note 9, Commitments and Contingencies - Legal Proceedings of this Form 10-K. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed.

It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, or if no accrual has been made, could be material to the Company’s consolidated financial statements. Refer to Note 9, Commitments and Contingencies – Legal Proceedings for further discussion of legal proceedings.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Net income of $3.7 million for the fiscal year ended May 31, 2025 resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company had an accumulated deficit of $887.8 million as of May 31, 2025. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had no activities that produced revenue in the periods presented and had operating losses since inception. The Company’s continuation as a going concern is dependent upon its ability to obtain a significant amount of additional operating capital to continue to fund operations and pay its liabilities and commitments, to pursue its research into multiple indications for and development of its product candidate, to obtain FDA approval of its product candidate for use in treating one or more indications, to outsource manufacturing of its product, and ultimately to attain profitability. We intend to seek additional funding through equity or debt offerings, licensing agreements, supply and distribution agreements, and strategic alliances to implement our business strategies. There are no assurances, however, that we will be successful in these endeavors. If we are not able to raise capital on a timely basis on favorable terms, if at all, we may need to significantly change or scale back operations, including pursuing other development and commercialization initiatives and obtaining adequate funding to cover the costs of the legal proceedings in which we are involved, all of which individually or in combination could materially impede our ability to achieve profitability. The Company’s failure to raise additional capital could also affect our relationships with key vendors and disrupt our ability to timely execute our business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations, or liquidate assets.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities, as well as with proceeds from issuance of convertible notes and related party notes payable. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities. As of June 30, 2025, the Company had approximately 172.8 million shares of common stock authorized for issuance under its certificate of incorporation, as amended, and available for future uses. The sale of equity and convertible debt securities to raise additional capital is likely to result in dilution to stockholders and those securities may have rights senior to the common stock. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities, or other debt or equity financing, the related transaction documents could contain covenants restricting its operations.

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

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of business. Our primary exposure to market risk is sensitivity to changes in interest rates. We hold our cash in interest-bearing money market accounts; due to the short-term maturities of such financial instruments, a 100 basis point change in interest rates would not have a material effect on the fair market value of our cash. As of May 31, 2025, we had $11.9 million in cash and cash equivalents.

Common Stock Price Volatility

The Compensation Committee of the Board of Directors has historically granted stock incentive awards to management and employees in the form of stock options. Stock-based compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the awards grant date using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience. Since November 2019, our common stock has experienced periods of high trading volatility. Grants of stock options during the fiscal year ended May 31, 2025, continued to reflect expected volatility as part of the estimated fair value of stock options. Additionally, we negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash charge upon extinguishment of debt as the price of our common stock fluctuates. If we continue to enter into these settlements, the increased levels of volatility in our common stock trading price will result in increased dilution and extinguishment gains or losses.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTODYN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CytoDyn Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CytoDyn Inc. (the “Company”) as of May 31, 2025, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31,2025, and the results of its operations and its cash flows for the year ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Prior Period Financial Statements

The financial statements of the Company as of and for the year ended May 31, 2024, were audited by Marcum LLP, whose report dated August 15, 2024, expressed an unmodified opinion on those statements, including an emphasis of matter paragraph assuming the Company will continue as a going concern.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024.

Hartford, CT

July 25, 2025

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

Hartford, CT
August 15, 2024

CytoDyn Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	May 31, 2025	May 31, 2024
Assets
Current assets:
Cash and cash equivalents	$11,903	$3,110
Restricted cash	—	6,704
Prepaid expenses	252	463
Prepaid service fees	3,723	538
Other receivables (Note 9)	2,000	—
Total current assets	17,878	10,815
Other non-current assets	169	321
Total assets	$18,047	$11,136
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,692	$29,561
Accrued liabilities and compensation	2,206	2,810
Accrued interest on convertible notes	18,151	15,227
Accrued dividends on convertible preferred stock	8,269	6,791
Convertible notes payable, net	27,200	29,793
Total current liabilities	70,518	84,182
Operating leases	—	141
Other liabilities (Note 9)	43,571	43,571
Total liabilities	114,089	127,894
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at May 31, 2025 and May 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at May 31, 2025 and May 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at May 31, 2025 and May 31, 2024	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 1,249,460 and 1,059,002 issued, and 1,249,174 and 1,058,559 outstanding at May 31, 2025 and May 31, 2024, respectively	1,249	1,059
Treasury stock, $0.001 par value; 286 and 443 shares at May 31, 2025 and May 31, 2024, respectively	—	—
Additional paid-in capital	790,495	773,714
Accumulated deficit	(887,786)	(891,531)
Total stockholders’ deficit	(96,042)	(116,758)
Total liabilities and stockholders' deficit	$18,047	$11,136

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended May 31,
	2025	2024
Operating expenses:
General and administrative	$7,260	$10,818
Research and development	(16,921)	7,240
Total operating expenses	(9,661)	18,058
Operating gain (loss)	9,661	(18,058)
Interest and other income (expense):
Interest income	565	217
Interest on convertible notes	(4,424)	(4,659)
Amortization of discount on convertible notes	(407)	(1,076)
Amortization of debt issuance costs	—	(572)
Issuance costs for private placement of shares and warrants through placement agent	—	(2,819)
Loss on induced conversion	(1,180)	(6,680)
Finance charges	(25)	(2,584)
Loss on note extinguishment	—	(13,374)
Gain on restructuring of payables	407	—
Loss on derivatives	(852)	(236)
Total interest and other income (expense)	(5,916)	(31,783)
Gain (loss) before income taxes	3,745	(49,841)
Income tax benefit	—	—
Net income (loss)	$3,745	$(49,841)
Income (loss) per share:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)
Weighted average common shares used in calculation of income (loss) per share:
Basic	1,205,755	969,509
Diluted	1,242,922	969,509

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	(deficit) equity
Balance May 31, 2023	34	$—	919,053	$919	443	$—	$731,270	$(841,690)	$(109,501)
Issuance of stock for convertible note repayment	—	—	34,309	34	—	—	5,216	—	5,250
Loss on induced conversion	—	—	—	—	—	—	6,680	—	6,680
Warrants issued in Note offering	—	—	—	—	—	—	359	—	359
Note Conversion	—	—	24,410	24	—	—	7,126	—	7,150
Stock issued for compensation	—	—	2,608	3	—	—	487	—	490
Stock issued for private offerings	—	—	75,622	76	—	—	21,621	—	21,697
Discount related to private offering modification	—	—	—	—	—	—	137	—	137
Warrant exercises	—	—	3,000	3	—	—	297	—	300
Preferred stock dividends accrued	—	—	—	—	—	—	(1,483)	—	(1,483)
Reclassification of warrants from liability to equity	—	—	—	—	—	—	79	—	79
Stock-based compensation	—	—	—	—	—	—	1,925	—	1,925
Net loss for May 31, 2024	—	—	—	—	—	—	—	(49,841)	(49,841)
Balance May 31, 2024	34	—	1,059,002	1,059	443	—	773,714	(891,531)	(116,758)
Issuance of stock for convertible note repayment	—	—	25,431	25	—	—	4,068	—	4,093
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	153	—	—	13,873	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Stock option exercises	—	—	500	1	—	—	105	—	106
Stock issued for compensation	—	—	435	—	—	—	100	—	100
Stock adjustment	—	—	(651)	(1)	(157)	—	1	—	—
Warrant exercises	—	—	12,238	12	—	—	1,069	—	1,081
Preferred stock dividends accrued	—	—	—	—	—	—	(1,478)	—	(1,478)
Stock-based compensation	—	—	—	—	—	—	1,512	—	1,512
Net income for May 31, 2025	—	—	—	—	—	—	—	3,745	3,745
Balance May 31, 2025	34	$—	1,249,460	$1,249	286	$—	$790,495	$(887,786)	$(96,042)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended May 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,745	$(49,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	18	29
Amortization of debt issuance costs	—	572
Issuance costs for private placement of shares and warrants through placement agent	—	2,819
Amortization of discount on convertible notes	407	1,076
Gain on restructuring of payables	(407)	—
Loss on derivatives	852	236
Loss on induced conversion	1,180	6,680
Loss on note extinguishment	—	13,374
Stock-based compensation	1,612	2,415
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,840)	893
Accounts payable, accrued expenses, and other liabilities	(11,332)	10,765
Net cash used in operating activities	(8,765)	(10,982)
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	10,377	—
Proceeds from sale of common stock and warrants, net of issuance costs	—	9,137
Proceeds from warrant exercises	1,081	300
Proceeds from convertible note and warrant issuances, net of offering costs	—	2,011
Proceeds from exercise of stock options	106	—
Proceeds held in trust	—	300
Cash paid for note payable	(710)	—
Net cash provided by financing activities	10,854	11,748
Net change in cash and restricted cash	2,089	766
Cash, cash equivalents, and restricted cash at beginning of period	9,814	9,048
Cash, cash equivalents, and restricted cash at end of period	$11,903	$9,814
Cash, cash equivalents, and restricted cash consisted of the following:
Cash and cash equivalents	$11,903	$3,110
Restricted cash	—	6,704
Total cash, cash equivalents, and restricted cash	$11,903	$9,814
Supplemental disclosure:
Cash paid for interest	$25	$45
Non-cash investing and financing transactions:
Derivative liability associated with warrants	$—	$102
Issuance of common stock for principal of convertible notes	$4,500	$5,250
Accrued dividends on Series C and D convertible preferred stock	$1,478	$1,483
Cashless exercise of warrants	$2	$—
Warrants issued to placement agent	$—	$1,783
Note conversion to common stock and warrants	$—	$3,302

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2025

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

The Company is currently working to further establish leronlimab via clinical development of its viability in solid-tumor oncology, and several other potential exploratory indications. Historically, the Company has investigated leronlimab as a viral entry inhibitor for treatment of HIV, believed to competitively bind to the N-terminus and second extracellular loop of the CCR5 receptor. For immunology, the CCR5 receptor is believed to be implicated in immune-mediated illnesses. Leronlimab is being or has been studied in solid tumors in oncology, as well as other indications where CCR5 is believed to play an integral role in the pathogenesis of disease.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiary, CytoDyn Operations Inc. Intercompany transactions and balances are eliminated in consolidation.

Reclassifications

During the year ended May 31, 2025, the Company modified the consolidated statements of income to include depreciation expense as part of general and administrative expense. Previously, depreciation expense was presented as a separate line item. In addition, we modified the prior period interest income line item to conform to the current period presentation.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the year ended May 31, 2025. The Company had an accumulated deficit of approximately $887.8 million as of May 31, 2025. These factors, among others, including the various matters discussed in Note 9, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits and money market funds. Our investments in money market funds are measured at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The value of the money market fund as of May 31, 2025, was approximately $11.4 million. The Company did not have a money market fund balance as of May 31, 2024.

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to cash balances. Balances in excess of federally insured limits were approximately $11.7 million of the cash balance at May 31, 2025. Balances in excess of federally insured limits were approximately $2.9 million of the cash balance and approximately $6.7 million of the restricted cash balance at May 31, 2024.

Restricted Cash

As of May 31, 2025, the Company had no restricted cash. The $6.7 million restricted cash balance as of May 31, 2024 was related to cash that was being held as collateral as required in the Amarex litigation and was released in full on July 2, 2024, as part of the settlement agreement.

Research and Development

Research and development expenses include (i) employee-related expenses, including salaries, benefits, stock-based compensation expense and travel; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) costs associated with preclinical and clinical activities and regulatory operations; and (v) costs incurred in development of intellectual property. Costs incurred in connection with research and development activities are expensed as incurred.

Clinical trial costs incurred through third parties are expensed commensurate with the contracted work performed. Contingent milestone payments that are due to third parties under research and development collaboration arrangements or other contractual agreements are expensed when the milestone conditions are probable and the payment amount is reasonably estimable. See Note 9, Commitments and Contingencies for additional discussion.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, and debt. As of May 31, 2025, the carrying value of the Company’s assets and liabilities approximate their fair value due to the short-term maturity of the instruments. Debt is reported at amortized cost in the consolidated balance sheets which approximate fair value. The remaining financial instruments are reported in the consolidated balance sheets at amounts that approximate current fair values. The fair value hierarchy specifies three levels of inputs that may be used to measure fair value as follows:

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

In accordance with the prescribed accounting guidance, the Company measured the fair value of money market funds and derivatives using the fair value hierarchy during the fiscal year ended May 31, 2025.

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

Debt

The Company issued promissory notes at a discount and incurred direct debt issuance costs. Debt discount and issuance costs are netted against the debt and amortized over the life of the promissory note.

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

Offering Costs

The Company periodically incurs direct incremental costs associated with the sale of shares of common stock and warrants to purchase shares of common stock; refer to Note 5, Private Placements of Common Stock and Warrants for additional information. The costs are recorded as a component of equity upon receipt of the proceeds if the security is classified as equity when the sale occurs or expensed as issuance costs if the security is classified as a liability when the sale occurs.

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

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% for our fiscal 2025 and 2024 tax years. The net tax expense for the fiscal years ended May 31, 2025, and 2024, was zero. As of May 31, 2025, and 2024, the Company has a full valuation allowance as management does not consider it more likely than not that the benefits from the deferred tax assets will be realized.

Basic and Diluted Net Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include warrants to purchase shares of common stock, stock options, convertible shares of preferred stock, and convertible notes. For periods in which the Company has generated a net loss, the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public companies to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included with each reported measure of segment profit and loss. The standard is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. The Company adopted this ASU in fiscal year 2025, see Note 12, Segment Information.

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

Note 3. Accrued Liabilities

The components of accrued liabilities were as follows (in thousands):

(in thousands)	May 31, 2025	May 31, 2024
Compensation and related expense	$278	$208
Legal fees and settlement	50	7
Clinical expense	487	329
License fees	1,105	1,799
Lease payable	141	142
Investor proceeds held in escrow	—	300
Other liabilities	145	25
Total accrued liabilities	$2,206	$2,810

As of May 31, 2025 and 2024, the accrued legal fees and settlement balance was primarily related to legal fees.

Note 4. Convertible Instruments and Accrued Interest

Convertible Preferred Stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	May 31, 2025			May 31, 2024
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$24	$—	$—	$19	$—	$—
Accrued dividends	$—	$3,769	$4,500	$—	$3,135	$3,656
Total shares of common stock if dividends converted	48	7,538	9,000	38	6,270	7,312

Under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), dividends on its outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) may be paid in cash or shares of the Company’s common stock at the election of the Company. Dividends on outstanding shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series D Convertible Preferred Stock (the “Series D Preferred Stock”) are payable in cash or shares of common stock at the election of the holder. The preferred stockholders have the right to dividends only when and if declared by the Company’s Board of Directors. Shares of common stock presented in the table above represent the number of shares that would have been issued had the dividend been paid in shares of the Company’s common stock as of the end of each presented period; undeclared dividends of Series C Preferred Stock and Series D Preferred Stock are accrued as of May 31, 2025. Due to the Company’s accumulated deficit of approximately $887.8 million as of May 31, 2025, under Section 170 of the Delaware General Corporation Law, the Company is prohibited from paying any dividends, whether in cash, other property, or in shares of capital stock, until the deficiency in the amount of capital represented by the Company’s issued and outstanding preferred stock shall have been repaired. Refer to the discussion below for additional information.

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

Convertible Notes and Accrued Interest

The outstanding balance of convertible notes, the terms of which are described in more detail below, including accrued interest, were as follows:

	May 31, 2025			May 31, 2024
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$24,369	$27,200	$2,831	$27,369	$30,200
Less: Unamortized debt discount and issuance costs	—	—	—	(45)	(362)	(407)
Convertible notes payable, net	2,831	24,369	27,200	2,786	27,007	29,793
Accrued interest on convertible notes	5,378	12,773	18,151	4,634	10,593	15,227
Outstanding convertible notes payable, net and accrued interest	$8,209	$37,142	$45,351	$7,420	$37,600	$45,020

Changes in the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2024	$7,420	$37,600	$45,020
Amortization of issuance discount and costs	45	362	407
Interest expense	744	3,680	4,424
Fair market value of shares and warrants exchanged for repayment	—	(4,273)	(4,273)
Difference between market value of common shares and reduction of principal	—	(227)	(227)
Outstanding balance at May 31, 2025	$8,209	$37,142	$45,351

Convertible Note – April 2, 2021 Note

On April 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note in the initial principal amount of $28.5 million (the “April 2, 2021 Note”). The current maturity date is April 5, 2026. See April 2, 2021 and April 23, 2021 Note Extensions below. The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million.

Beginning in April 2025, in connection with extension of the maturity date, interest accrues at an annual rate of 6% on the outstanding balance, a decrease from an annual rate of 10%; provided that the rate would increase to the lesser of 22% per annum or the maximum rate permitted by applicable law upon occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 2, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10%, or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 2, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021, and listed as Exhibit 4.6 in Item 15 to this report. The April 2, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The conversion feature of the April 2, 2021 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature did not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s common stock upon issuance. Certain default put provisions were considered not to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company evaluates the value of the default put provisions each reporting period to determine if the value has become material to the financial statements.

During the fiscal year ended May 31, 2024, in satisfaction of redemptions, the Company and the April 2, 2021 Noteholder entered into six exchange agreements, pursuant to which the April 2, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of approximately $3.3 million, which was exchanged concurrently with the issuance of an aggregate amount of approximately 20.4 million shares of common stock. The outstanding balance of the April 2, 2021 Note was reduced by the Partitioned Notes to a principal amount of $2.8 million. The Company accounted for the Partitioned Notes and exchange settlements as induced conversions, and, accordingly, in the fiscal year ended May 31, 2024, the Company recorded a non-cash loss on convertible debt induced conversion of $4.7 million.

Convertible Note – April 23, 2021 Note

On April 23, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note to an institutional accredited investor affiliated with the holder of the April 2, 2021 Note in the initial principal amount of $28.5 million (the “April 23, 2021 Note”). The current maturity date is April 23, 2026. See April 2, 2021 and April 23, 2021 Note Extensions below. The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The April 23, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

Interest accrues at an annual rate of 6% on the outstanding balance of the April 23, 2021 Note, amended from an annual rate of 10%, with the rate increasing to the lesser of 22% per annum or the maximum rate permitted by applicable law upon the occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 23, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10%, or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 23, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2021, and listed as Exhibit 4.7 in Item 15 to this report.

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

The conversion feature in the April 23, 2021 Note was analyzed under ASC 815, Derivatives and Hedging, to determine if it achieved equity classification or required bifurcation as a derivative instrument. The embedded conversion feature was considered indexed to the Company’s own stock and met the conditions for equity classification. Accordingly, the embedded conversion feature does not require bifurcation from the host instrument. The Company determined there was no beneficial conversion feature since the effective conversion rate was greater than the market value of the Company’s common stock upon issuance. Certain default put provisions were not considered to be clearly and closely related to the host instrument, but the Company concluded that the value of these default put provisions was de minimis. The Company evaluates the value of the default put provisions each reporting period to determine if the value has become material to the financial statements.

During the fiscal year ended May 31, 2025, in satisfaction of redemptions, the Company and the April 23, 2021 Noteholder entered into seven exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into the Partitioned Notes with an aggregate principal amount of $4.5 million, which was exchanged concurrently with the issuance of an aggregate amount of approximately 25.4 million shares of common stock. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a principal amount of $24.4 million. The Company accounted for the Partitioned Notes and exchange settlements where the shares exchanged were worth more than principal extinguished as induced conversions, and, accordingly, in the fiscal years ended May 31, 2025 and May 31, 2024, the Company recorded a non-cash loss on convertible debt induced conversion of approximately $1.2 million and $1.9 million, respectively. The Company recognized an approximate $0.4 million gain on restructuring of payables during the fiscal year ended May 31, 2025 for the Partitioned Notes and the exchange settlements where the shares exchanged were worth less than principal extinguished.

The holders of the April 2 and April 23 Notes have waived provisions in the notes that would have resulted in the imposition of a default interest rate, a downward adjustment in the conversion price, or any other default, breach, or imposition of a penalty. The related transactions consisted of the issuance of shares of common stock and warrants issued through a placement agent.

April 2, 2021 Note and April 23, 2021 Note Extensions

In April 2023 the Company and the April 2, 2021 and April 23, 2021 noteholders entered into an amendment to each note that extended the maturity date an additional two years. In exchange, the Company agreed to pay the noteholders an extension fee equal to two and one-half percent (2.5%) of the outstanding balance of each note as of April 10, 2023. As a result, the balances of the April 2, 2021 Note and April 23, 2021 Note increased by $0.3 million and $0.9 million, respectively.

The Company accounted for the note extensions as an increase to the discount on the convertible notes payable and amortized the note extension fee until the extended maturity date, April 2025.

In April 2025, the Company and the April 2, 2021 and April 23, 2021 noteholders agreed to extend the maturity date of each of the notes by one year to April 2026 (the “Extension Period”) and to reduce the annual interest rate to 6%. The Company also agreed to make total monthly payments of $750,000 covering both notes during the Extension Period by issuing shares of common stock equal in value to each $750,000 monthly payment calculated based on the lower of (i) the previous trading day’s closing price, or (ii) the average of the five previous trading day closing prices.

In the event of a conflict, the terms in the April 2025 extensions supersede the terms of the original Notes and all prior amendments thereto.

Note 5. Private Placements of Common Stock and Warrants

Liability classified warrants

During April and May 2023, the Company agreed to issue warrants to the placement agent as part of the issuance costs of a note offering with an exercise price that was not determined until the final closing date. As the exercise price of the warrants was to be fixed based on the final terms of the offering, the Company accounted for the warrants as a liability-classified warrant beginning on the initial closing date until the final closing date. The value of the warrants on May 31, 2023, was recorded as a derivative liability on the balance sheet, and the change in the fair value of the warrants was recorded as a gain or loss on derivatives. On June 23, 2023, the final closing of the Placement Agent Notes occurred, and the fair value of the warrants became equity classified.

On July 31, 2023, notes owed by the Company were converted into units that had similar terms to units being offered in a private placement of shares and warrants through a placement agent that commenced in July 2023. As the unit price was not determinable until the final closing date of the subsequent private placement, the units related to the conversion of the notes were recorded as a liability and at fair value. On October 23, 2023, the private placement was concluded, which finalized the unit purchase price at $0.16, and the fair value of the units became equity-classified.

During November 2023, in connection with the issuance of the short-term notes, the Company agreed to issue warrants to the placement agent as part of the issuance costs, with the ultimate number of warrants and exercise price to be determined as of the final closing date. The value of the warrants was recorded as a derivative liability on the balance sheet until the final closing date in December 2023, and the change in the fair value of the warrants was recorded as a gain or loss on derivatives.

On December 29, 2023, the short-term notes were converted into units that had similar terms to units being offered in a private placement of shares and warrants through a placement agent. As the unit price was not determinable until the final closing date of the subsequent private placement, the units related to the conversion of the short-term notes were recorded as a liability and at fair value. The change in the fair value of the units was recorded as a gain or loss on derivatives. On May 3, 2024, the private placement was concluded, which finalized the unit purchase price at $0.10, and the fair value of the units became equity-classified.

In accordance with the prescribed accounting guidance, the Company measured fair value of liability classified warrants using fair value hierarchy included in Note 2, Summary of Significant Accounting Policies – Fair Value of Financial Instruments.

As of May 31, 2024, in accordance with ASC 815, Derivatives and Hedging, the Company reclassified warrants to equity when the warrants no longer qualified as liabilities. The Company recorded a loss on derivatives of approximately $0.2 million in the fiscal year ended May 31, 2024, due to a change in fair market value of the liability classified shares of common stock and warrants. The table below presents a reconciliation of the beginning and ending balances for liabilities measured at fair value as of May 31, 2023, and during the fiscal year ended May 31, 2024. There were no liability-classified warrants in the fiscal year ended May 31, 2025.

(in thousands)	Liability Classified Warrants
Balance at May 31, 2023	$79
Classified as liability	6,970
Reclassified as equity	(7,285)
Loss on derivative due to change in fair market value	236
Balance at May 31, 2024	—

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

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for exercise price and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2023	259,910	$0.37	4.57	$7,276
Granted	115,582	$0.28
Exercised	(3,000)	$0.10		$480
Forfeited, expired, and cancelled	(11,047)	$0.63
Warrants outstanding at May 31, 2024	361,445	$0.34	4.21	$2,697
Granted	—	$—
Exercised	(140,106)	$0.09		$7,615
Forfeited, expired, and cancelled	(8,211)	$0.56
Warrants outstanding at May 31, 2025	213,128	$0.27	3.71	$27,923
Warrants outstanding and exercisable at May 31, 2025	213,128	$0.27	3.71	$27,923

Warrant exercises

During the fiscal year ended May 31, 2025, the Company issued approximately 10.4 million shares of common stock in connection with the exercise of an equal number of warrants. The stated exercise prices ranged from $0.10 to $0.21 per share, which resulted in aggregate gross proceeds of approximately $1.1 million. Additionally, during the fiscal year ended May 31, 2025, the Company issued approximately 1.9 million shares of common stock in connection with the cashless exercise of approximately 2.6 million warrants with a stated exercise price of $0.09387 per share.

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of May 31, 2025, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan contains an “evergreen provision” whereby the total number of shares available to be issued automatically increases annually on the first day of each fiscal year in an amount equal to 1.0% of the total outstanding shares on the last day of the prior fiscal year, unless the Board determines otherwise before the fiscal year end. As of May 31, 2025, the 2012 Plan covered a total of 66.8 million shares of common stock.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except exercise price and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2023	19,823	$0.99	7.87	$—
Granted	14,251	$0.21
Exercised	—	$—
Forfeited, expired, and cancelled	(8,225)	$0.87
Options outstanding at May 31, 2024	25,849	$0.60	7.77	$—
Granted	13,025	$0.17
Exercised	(500)	$0.21		$72
Forfeited, expired, and cancelled	(50)	$0.66
Options outstanding at May 31, 2025	38,324	$0.46	7.65	$4,039
Options outstanding and exercisable at May 31, 2025	28,594	$0.54	7.23	$2,653

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

	Years ended May 31,
	2025	2024
Expected Volatility	123.2% - 130.4%	108.6% - 115.7%
Weighted-Average Volatility	127.02%	112.24%
Expected Dividends	—%	—%
Expected Term (In years)	5.1 - 6.1	5.1 - 6.0
Risk-Free Rate	3.96%	3.96%

In the fiscal years ended May 31, 2025, and 2024, stock-based compensation expense related to equity instruments totaled $1.3 million and $2.4 million, respectively; stock-based compensation expense is presented in general and administrative expense and research and development expense in the Company’s consolidated statements of operations. The grant date fair value of options vested during the same periods was approximately $1.3 million and $3.3 million, respectively. As of May 31, 2025, there was approximately $1.7 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

During the fiscal year ended May 31, 2025, the Company granted stock options covering a total of approximately 13.0 million shares of common stock to directors, employees, and consultants, with exercise prices ranging between $0.13 and $0.41 per share. Of the options granted during the fiscal year ended May 31, 2025, approximately 7.0 million vest over four years, and approximately 6.0 million vest over one year, with a ten-year term. The grant date fair values of the stock options ranged between $0.11 and $0.37 per share. As of May 31, 2025, and May 31, 2024, there were approximately 28.6 million and 19.7 million vested stock options and approximately 9.7 million and 6.1 million unvested stock options outstanding, respectively.

RSUs and PSUs

The 2012 Plan provides for equity instruments, such as RSUs and PSUs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSU activity:

			Weighted average
	Number of	Weighted average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested RSUs and PSUs at May 31, 2023	1,293	$0.58	0.81
RSUs and PSUs granted	—
RSUs and PSUs forfeited	(1,293)	0.58
RSUs and PSUs vested	—
Unvested RSUs and PSUs at May 31, 2024	—
RSUs and PSUs granted	3,500	0.41
RSUs and PSUs forfeited	—
RSUs and PSUs vested	—
Unvested RSUs and PSUs at May 31, 2025	3,500	$0.41	1.75

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

In May 2025, the Company awarded 3.5 million PSUs to Robert Hoffman, the Company’s Chief Financial Officer, in connection with the commencement of his employment. The vesting of the PSUs is contingent on the achievement of specified performance-based conditions, with a potential payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of May 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSUs totaled approximately $1.4 million, which is expected to be recognized over a weighted-average period of 1.75 years.

Issuance of shares to consultants

In March 2022, the Board approved the issuance under the 2012 Plan of shares of common stock to consultants as payment for services provided. During the fiscal years ended May 31, 2025 and 2024, a total of approximately 0.4 million and 2.5 million shares of common stock, respectively, were issued pursuant to the respective award agreements with the consultants.

Note 7. Income (loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. For periods in which the Company has generated a net loss, the basic and diluted weighted average shares outstanding are the same, since including the additional shares would have an anti-dilutive effect on the loss per share.

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations are as follows:

	Years ended May 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income (loss)	$3,745	$(49,841)
Less: Accrued preferred stock dividends	(1,483)	(1,483)
Net income (loss) applicable to common stockholders	$2,261	$(51,324)
Denominator:
Basic weighted average common shares outstanding	1,205,755	969,509
Effect of dilutive securities:
Warrant exercises	34,821	—
Option exercises	2,346	—
Diluted weighted average common shares outstanding	1,242,922	969,509

Basic income (loss) per share	0.00	(0.05)
Diluted income (loss) per share	0.00	(0.05)

Refer to Note 13, Subsequent Events for additional information regarding the shares issued subsequent to May 31, 2025.

The table below shows the numbers of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, warrants, unvested restricted stock (including those subject to performance conditions), convertible preferred stock (including undeclared dividends), and convertible notes that were not included in the computation of the diluted weighted average number of shares of common stock outstanding for the periods presented:

	Years ended, May 31
(in thousands)	2025	2024
Stock options, PSUs, and warrants	217,785	387,294
Convertible notes	12,000	12,000
Convertible preferred stock	40,013	37,046

Note 8. Income Taxes

Income (loss) before provision for income taxes was $3.7 million and ($49.8) million for the years ended May 31, 2025 and 2024, respectively, all of which was generated in the United States.

The Company’s provision for income taxes consists of the following:

	Years Ended May 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	(2,433)	57
State	—	—
Change in valuation allowance	2,433	(57)
Total deferred	—	—
Total income tax benefit (expense)	$—	$—

The Company’s provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Years ended May 31,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
Derivative loss	4.8	(0.1)
Non-deductible debt issuance costs	(2.3)	(7.1)
Non-deductible interest on convertible notes	24.8	(2.0)
Non-deductible loss on induced conversion	6.6	(2.8)
Non-deductible debt discount amortization	2.3	(0.5)
Stock Compensation	6.2	(7.2)
NOL expiration	1.5	(0.0)
Other	(0.0)	(1.2)
Valuation allowance	(64.9)	(0.1)
Total provision for income taxes	0.0%	0.0%

As of May 31, 2025 and 2024, the net deferred tax assets consisted of the following:

	As of May 31,
	2025	2024
Deferred tax assets:
Net operating loss	$97,626	$100,897
Credits	2,063	2,063
ASC 718 expense on non-qualified stock options	2,724	2,665
Accrued expenses	272	411
Lease liability	30	59
Inventory charges	6,173	6,173
Inventory write-off	1,953	1,953
Contingent liability	9,150	9,202
Issued warrants	2,901	3,000
Section 174 R&D costs	3,179	2,056
Amortization	155	207
Fixed assets	4	5
Other	—	—
Total gross deferred tax asset	126,230	128,691
Less valuation allowance	(126,203)	(128,636)
Total deferred tax assets	27	55
Deferred tax liabilities:
Right-of-use asset	(27)	(55)
Total deferred tax liabilities	(27)	(55)
Net deferred tax asset (liability)	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations in the United States for the three-year period ended May 31, 2025. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at May 31, 2025, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of May 31, 2025, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the proportion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $126.2 million at May 31, 2025 and $128.6 million at May 31, 2024. The Company’s valuation allowance decreased $2.4 million and increased $0.1 million during the fiscal years ended May 31, 2025 and 2024, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	May 31,
	2025	2024
Valuation allowance at beginning of year	$128,636	$128,579
Change in valuation allowance	(2,433)	57
Valuation allowance at end of year	$126,203	$128,636

As of May 31, 2025, the Company had cumulative federal net operating losses of approximately $464.9 million. Of these losses, $78.8 million were generated in 2005 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between fiscal 2026 to fiscal 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of May 31, 2024, the Company had cumulative federal net operating losses of approximately $480.5 million.

As of May 31, 2025, the Company had a $2.1 million deferred tax asset related to a federal research and development credit carryforward. If not utilized, the credits will expire between fiscal 2034 through fiscal 2037. As of May 31, 2024, the Company had a $2.1 million deferred tax asset related to a federal research and development credit carryforward.

As of May 31, 2024, the U.S. tax returns for fiscal year 2005 through fiscal year 2024 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of May 31, 2025, there are no income tax returns currently under audit.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law by President Biden. The IRA includes a corporate minimum tax of 15% on certain large corporations with greater than $1B in average adjusted financial statement income and an excise tax on certain stock repurchases executed after December 31, 2022. There are no impacts to the Company in 2025, and the Company does not expect a material impact on its consolidated financial statements in the future for the IRA.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others, and modifying the endowment excise tax for higher education institutions. The Company is currently evaluating the impact of this new bill.

Note 9. Commitments and Contingencies

Other Liabilities

The $43.6 million balance recorded in other liabilities is conditional, and will only be due and payable, upon the Company achieving a qualifying “Revenue” event, as defined below. The Company has agreed to pay 20% of its qualifying Revenue generated in each calendar year, if any, with such payments to be applied to reduce the balance until it is repaid in full. Interest will not accrue on the balance throughout the prospective repayment period. Revenue is defined as:

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

PRO 140 Acquisition and Licensing Arrangements

We originally acquired leronlimab, as well as certain other related assets, including the existing inventory of PRO 140 bulk drug substance, intellectual property, and FDA regulatory filings, pursuant to an Asset Purchase Agreement, dated as of July 25, 2012, and effective October 16, 2012 (the “Progenics Purchase Agreement”), between the Company and Progenics. Pursuant to the Progenics Purchase Agreement, we are required to pay Progenics a milestone payment and royalties as follows: (i) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab; and (ii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of leronlimab until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by-country basis. To the extent that such remaining milestone payment and royalties are not timely made, under the terms of the Progenics Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to us thereunder.

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

Effective July 29, 2015, we entered into a License Agreement (the “Lonza Agreement”) with Lonza covering Lonza’s “system know-how” technology with respect to our use of proprietary cell lines to manufacture new leronlimab material. The Lonza Agreement provides for an annual license fee and future royalty payments, both of which vary based on whether Lonza, or we or our strategic partner manufactures leronlimab. We currently use two independent parties as contract manufacturers for leronlimab, and continually review this arrangement. Should the arrangement continue as-is, an annual license fee of £0.3 million (approximately $0.35 million given current exchange rate) would continue to apply, as well as a royalty, up to 2% of the net selling price upon commercialization of leronlimab, excluding value added taxes and similar amounts.

Operating Leases

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the fiscal years ended May 31, 2025 and 2024 were approximately $0.1 million and $0.1 million, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The following table summarizes the operating lease balances.

(in thousands)	May 31, 2025	May 31, 2024
Assets
Right-of-use asset	$130	$264
Liabilities
Current operating lease liability	$141	$142
Non-current operating lease liability	—	141
Total operating lease liability	$141	$283

The minimum (base rental) lease payments reconciled to the carrying value of the operating lease liabilities as of May 31, 2025, are expected to be as follows (in thousands):

Fiscal Year	Amount
2026	$169
Thereafter	—
Total operating lease payments	169
Less: imputed interest	(28)
Present value of operating lease liabilities	$141

Supplemental information related to the operating leases was as follows:

	May 31, 2025
Weighted average remaining lease term	0.9	years
Weighted average discount rate	10.0%

Legal Proceedings

As of May 31, 2025, the Company did not record any accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule

10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its HIV Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants filed motions to dismiss the second amended complaint in whole or in part. By order dated June 25, 2025, the court denied defendants’ motions to dismiss. Defendants’ answers to the second amended complaint are due on August 25, 2025.

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

On June 20, 2025, two other purported stockholders filed a purported derivative lawsuit against certain of the Company’s former officers, certain former and current directors, a third-party individual, and the Company as a nominal defendant, in the Delaware Court of Chancery. The complaint generally asserts that the individual defendants breached their fiduciary duties by allowing the Company to make false and misleading statements, by failing to maintain an adequate system of oversight and controls, and/or by purportedly wrongfully refusing plaintiffs’ demands that the Company’s board investigate and initiate claims against certain of the Company’s former officers and directors based on allegations and claims similar to those set forth in the complaint. The complaint also asserts claims against certain individual defendants arising from alleged insider trading.

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

The Company is committed to cooperating fully with the DOJ and SEC and will continue to comply with the requests of each agency. In December 2024, a federal jury convicted Mr. Pourhassan and Mr. Kazempour after trial on a number of counts. Mr. Pourhassan and Mr. Kazempour are currently scheduled to be sentenced in September 2025. The Company cannot predict the ultimate outcome of the DOJ or SEC investigations. The investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or former executives and/or former directors in addition to Mr. Pourhassan, the imposition of fines and other penalties, remedies and/or sanctions, modifications to business practices and compliance programs and/or referral to other governmental agencies for other appropriate actions. It is not possible to accurately predict at this time when matters relating to the investigations will be completed, the final outcome of the investigations, what additional actions, if any, may be taken by the DOJ or SEC or by other governmental agencies, or the effect that such actions may have on our business, prospects, operating results and financial condition, which could be material.

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

Settlement of Amarex Dispute

On July 2, 2024, the Company and Amarex, the Company’s former CRO, entered into the Settlement Agreement.

The terms of the Settlement Agreement include: (i) the payment by Amarex of $12.0 million to the Company, of which $10.0 million was paid on execution of the Settlement Agreement and the remaining balance was to be paid on or before July 2, 2025; (ii) the release of the Company’s surety bond posted in the lawsuit and the return of the Company’s cash collateral in the amount of $6.5 million provided as security to the surety; (iii) the crediting of all amounts claimed by Amarex as due and payable for its CRO services, totaling approximately $14.0 million, reducing the Company’s outstanding balance to zero, with no funds required to be paid by the Company; and (iv) a mutual release of claims, resolving all legal claims between the parties. The effect of the Settlement Agreement is recorded in research and development expense.

In June 2025, Amarex paid the $2.0 million remaining due under the Settlement Agreement, such that this matter is now considered resolved and paid in full.

As part of the settlement with Amarex in July 2024, the Company owed approximately $0.9 million to investors that previously acquired an interest in the Amarex settlement as part of a securities purchase agreement in April to June 2023. The amount was recorded as a loss on derivatives, of which approximately $0.7 million was paid in the fiscal year ended May 31, 2025. In accordance with the prescribed accounting guidance, the Company measured the fair value of the derivative liability using fair value hierarchy included in Note 2, Summary of Significant Accounting Policies – Fair Value of Financial Instruments. The Company’s derivative liability is classified within Level 3.

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

Dr. Lalezari, the Company’s current CEO, owns Lalezari Medical Corp., dba Quest Clinical Research (“Quest”). In the years prior to Dr. Lalezari’s appointment to CEO, Quest was one of several clinical locations for the Company’s past COVID19 clinical trials. The Company entered into a Clinical Trial Agreement (“CTA”) with Quest in relation to said clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s former CRO, during the years before Dr. Lalezari’s appointment as CEO of the Company in November 2023, and the operational and financial terms of the CTA with Quest were comparable to the terms available to unrelated clinical locations. In addition, since Dr. Lalezari became CEO, the Company has incurred approximately $11.4 thousand for services from Quest conducted by another principal investigator for one of the Company’s protocols. As of May 31, 2025 and May 31, 2024, the outstanding balance owed by the Company to Quest was approximately $0.3 million.

Note 11. Employee Benefit Plan

The Company has an employee savings plan (the “401(k) Plan”), organized under Section 401(k) of the Internal Revenue Code (the “Code”), covering all employees. The Company makes a qualified non-elective contribution of 3%, which vests immediately. In addition, participants in the 401(k) Plan may contribute a percentage of their compensation, but not greater than the maximum allowed under the Code. During the fiscal years ended May 31, 2025 and 2024, the Company incurred an expense of approximately $30.3 thousand and $59.9 thousand, respectively, for qualified non-elective contributions.

Note 12. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on the clinical development of leronlimab. The Company’s measure of segment profit or loss is net earnings or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across research and development projects that are in line with the Company’s long-term strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the years ended May 31, 2025, and 2024 is included at the bottom of the table below.

	Years ended May 31,
(in thousands, except for per share data)	2025	2024
Expenses(1):
General and administrative expense(2)	$6,434	$8,403
Research and development(3)	7,278	7,240
Return of clinical expenses	(24,985)	—
Stock-based compensation expense	1,612	2,415
Operating gain (loss)	9,661	(18,058)

Interest income	565	217
Interest on convertible notes	(4,424)	(4,659)
Amortization of discount on convertible notes	(407)	(1,076)
Amortization of debt issuance costs	—	(572)
Issuance costs for private placement of shares and warrants through placement agent	—	(2,819)
Loss on induced conversion	(1,180)	(6,680)
Finance charges	(25)	(2,584)
Loss on note extinguishment	—	(13,374)
Gain on restructuring of payables	407	—
Loss on derivatives	(852)	(236)
Provision (benefit) for income taxes	—	—
Segment net income (loss)	3,745	(49,841)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—
Consolidated net income (loss)	3,745	(49,841)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) General and administrative expense for the years ended May 31, 2025, and 2024 is net of $0.8 million and $2.4 million of stock-based compensation expense, respectively.

(3) Research and development expense for the year ended May 31, 2025 is net of $0.8 million of stock-based compensation expense. No stock-based compensation was part of research and development expense for the year ended May 31, 2024. For the year ended May 31, 2025, research and development expense is net of $25.0 million return of clinical expenses due to the settlement with Amarex. See Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute for additional discussion.

Note 13. Subsequent Events

Note conversions

In June and July 2025, in satisfaction of the required monthly payments, the Company and the April 23, 2021 Noteholder entered into exchange agreements, pursuant to which portions of the April 23, 2021 Note were partitioned into new notes with an aggregate principal amount of $1.5 million, which were exchanged concurrently for approximately 4.7 million shares.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of May 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2025.

Changes in Internal Control Over Financial Reporting

Other than as described above, during the quarter ended May 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in, and is incorporated herein by reference to, our definitive proxy statement for our 2025 Annual Meeting of Stockholders under the captions Proposal 1: Election of Directors, Information about our Executive Officers, and Delinquent Section 16(a) Reports, to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended May 31, 2025 (the 2025 Proxy Statement”).

We have adopted a code of ethics and business conduct that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer (our Chief Financial Officer), and senior financial officers, or persons performing similar functions. We have also adopted a Statement of Insider Trading Policy and Related Trading Procedures governing the purchase, sale, and other dispositions of our securities that is applicable to our directors, officers, and employees. We believe that our insider trading policy and procedures are reasonably designed to promote compliance with the insider trading laws, rules and regulations that apply to the Company, We make our code of ethics and business conduct and our Statement of Insider Trading Policy and Related Trading Procedures available free of charge on our website at www.cytodyn.com.

The Board has determined that Ryan C. Dunlap, who is chair of the Board’s Audit Committee, is an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC.

Item 11. Executive Compensation.

The information required by Item 11 relating to executive compensation will be contained in, and is incorporated herein by reference to, our 2025 Proxy Statement under the captions Executive Compensation (excluding Pay versus Performance) and Director Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders’ matters will be contained in, and is incorporated herein by reference to, our 2025 Proxy Statement under the captions Stock Ownership by Principal Stockholders, Directors and Executive Officers and Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence will be contained in, and is incorporated herein by reference, to our 2025 Proxy Statement under the captions Related Person Transactions and Director Independence.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services will be contained in, and is incorporated herein by reference to, our 2025 Proxy Statement under the caption Matters Relating to the Company’s Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements

The consolidated financial statements for the fiscal years ended May 31, 2025, and 2024 are included under Part II, Item 8 of this report.

(2)Financial Statement Schedules:

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)Exhibits

			Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc		8-K	10.1	7/30/2012

3.1	Amended and Restated Certificate of Incorporation, as amended through November 9, 2023		S-1	3.1	2/7/2024

3.2	Amended and Restated Bylaws of CytoDyn Inc.		8-K12G3	3.2	11/19/2018

4.1	Description of the Registrant’s Capital Stock		S-1	4.1	2/7/2024

4.2	Form of Common Stock Certificate		8-K12G3	4.1	9/1/2015

4.3	Form of Warrant to Purchase Common Stock		8-K	4.1	1/31/2019

4.4	Form of Common Stock Purchase Warrant		8-K	4.1	8/29/2019

4.5	Form of Common Stock Purchase Warrant		8-K	4.1	12/27/2019

4.6	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021		8-K	4.1	4/8/2021

4.7	Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021		8-K	4.1	4/29/2021

4.8	Form of Warrant		8-K	4.1	9/7/2021

4.9	Initial Warrant Issued under Surety Bond Backstop Agreement		8-K	4.1	2/17/2022

4.10	Make-Whole Warrant Issued under Surety Bond Backstop Agreement		8-K	4.2	2/17/2022

4.11	Warrant Issued to Richard G. Pestell		10-K	4.22	8/15/2022

4.12	Initial Warrant Issued under Surety Bond Backstop Extension		10-K	4.19	9/14/2023

4.13	Subsequent Warrant Issued under Surety Bond Backstop Extension		10-K	4.20	9/14/2023

4.14	Amendment to Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021		10-Q	10.1	4/14/2025

4.15	Amendment to Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC dated April 23, 2021	10-Q	10.2	4/14/2025

10.1	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003	10-K	10.21	8/29/2013

10.2	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015	8-K/A	10.1	8/19/2015

10.3	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.4	4/13/2017

10.4	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.5	4/13/2017

10.5	Form of Indemnification Agreement	10-Q	10.2	10/9/2018

10.6	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	10.2	4/8/2021

10.7	Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	10.2	4/29/2021

10.8*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”)	10-Q	10.4	1/9/2023

10.9*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan	10-K	10.43	8/14/2020

10.10*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan	10-K	10.9	8/29/2013

10.11*	Form Stock Option Award Agreement (For Non-Employee Directors)	10-Q	10.2	1/9/2023

10.12*	Form Stock Option Award Agreement (For Executives)	10-Q	10.3	1/9/2023

10.13*	Employment Agreement between CytoDyn Inc. and Tyler Blok, effective August 15, 2023	10-Q	10.1	10/23/2023

10.14*	Consulting Agreement between the Company and Rapid Deployment LLC		10-Q	10.1	4/15/2024

10.15*	Employment Agreement between the Company and Jacob P. Lalezari, M.D., dated January 26, 2024		8-K	10.1	1/29/2024

10.16*	Employment Agreement between the Company and Robert E. Hoffman, dated May 2, 2025		8-K	10.1	5/6/2025

19.1	Statement of Insider Trading Policy and Related Trading Procedures	X

21	Subsidiaries of the Registrant	X

23.1	Consent of Marcum LLP	X

23.2	Consent of CBIZ CPAs P.C.	X

31.1	Certification of Principal Executive Officer under Rule 13a-14(a)	X

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)	X

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Management contract, compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2025	CYTODYN INC.
(Registrant)

	By:	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 25, 2025.

Principal Executive Officer:

/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Robert Hoffman
Robert Hoffman
Chief Financial Officer

Directors

/s/ Tanya Durkee Urbach
Tanya Durkee Urbach, Chair

/s/ Lishomwa C. Ndhlovu
Lishomwa C. Ndhlovu, M.D., Ph.D.

/s/ Karen J. Brunke
Karen J. Brunke, Ph.D.

/s/ Ryan M. Dunlap
Ryan M. Dunlap

/s/ Stephen M. Simes
Stephen M. Simes