Form 10-Q
period 2025-08-31
CytoDyn Inc.
filed 2025-10-10
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

On September 30, 2025, there were 1,259,753 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	August 31, 2025	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,332	$11,903
Prepaid expenses	560	252
Prepaid service fees	3,458	3,723
Other receivables	—	2,000
Total current assets	13,350	17,878
Other non-current assets	133	169
Total assets	$13,483	$18,047
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,175	$14,692
Accrued liabilities and compensation	2,823	2,206
Accrued interest on convertible notes	16,577	18,151
Accrued dividends on convertible preferred stock	8,642	8,269
Convertible notes payable, net	27,200	27,200
Total current liabilities	69,417	70,518
Other liabilities (Note 9)	43,571	43,571
Total liabilities	112,988	114,089
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at August 31, 2025 and May 31, 2025	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at August 31, 2025 and May 31, 2025	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at August 31, 2025 and May 31, 2025	—	—
Common stock, $0.001 par value; 1,750,000 shares authorized; 1,257,045 and 1,249,460 issued, and 1,256,759 and 1,249,174 outstanding at August 31, 2025 and May 31, 2025, respectively	1,257	1,249
Treasury stock, $0.001 par value; 286 shares at August 31, 2025 and May 31, 2025	—	—
Additional paid-in capital	792,564	790,495
Accumulated deficit	(893,326)	(887,786)
Total stockholders’ deficit	(99,505)	(96,042)
Total liabilities and stockholders' deficit	$13,483	$18,047

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended August 31,
	2025	2024
Operating expenses:
General and administrative	$1,713	$1,609
Research and development	3,232	(24,046)
Total operating expenses	4,945	(22,437)
Operating (loss) gain	(4,945)	22,437
Interest and other income (expense):
Interest income	94	126
Interest on convertible notes	(676)	(1,165)
Amortization of discount on convertible notes	—	(125)
Loss on induced conversion	—	(1,180)
Finance charges	(13)	(14)
Loss on derivatives	—	(852)
Total interest and other expenses	(595)	(3,210)
(Loss) gain before income taxes	(5,540)	19,227
Income tax benefit	—	—
Net (loss) income	$(5,540)	$19,227

(Loss) income per share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,252,551	1,135,043
Diluted	1,252,551	1,198,287

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2025	34	$—	1,249,460	$1,249	286	$—	$790,495	$(887,786)	$(96,042)
Issuance of stock for convertible note repayment	—	—	7,462	8	—	—	2,242	—	2,250
Stock option exercises	—	—	100	—	—	—	21	—	21
Warrant exercises	—	—	23	—	—	—	—	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	—	(5,540)	(5,540)
Balance at August 31, 2025	34	$—	1,257,045	$1,257	286	$—	$792,564	$(893,326)	$(99,505)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	8,777	9	—	—	991	—	1,000
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	152	—	—	13,874	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(372)	—	(372)
Stock-based compensation	—	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	—	19,227	19,227
Balance at August 31, 2024	34	$—	1,220,284	$1,220	443	$—	$785,874	$(872,304)	$(85,210)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended August 31,
	2025	2024

Cash flows from operating activities:
Net (loss) income	$(5,540)	$19,227
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization and depreciation	4	5
Amortization of discount on convertible notes	—	125
Loss on derivatives	—	852
Loss on induced conversion	—	1,180
Stock-based compensation	179	136
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,989	(1,783)
Accounts payable, accrued expenses, and other liabilities	918	(14,302)
Net cash (used in) provided by operating activities	(2,450)	5,440
Cash flows from investing activities:
Net cash Provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	—	10,377
Proceeds from exercise of stock options	21	—
Cash paid for note payable	(142)	(710)
Net cash (used in) provided by financing activities	(121)	9,667
Net change in cash and cash equivalents	(2,571)	15,107
Cash and cash equivalents at beginning of period	11,903	9,814
Cash and cash equivalents at end of period	$9,332	$24,921
Supplemental disclosure:
Cash paid for interest	$13	$45
Non-cash investing and financing transactions:
Issuance of common stock for interest of convertible notes	$2,250	$1,000
Accrued dividends on Series C and D convertible preferred stock	$373	$372

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2025

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The unaudited consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiary, CytoDyn Operations Inc. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) have been omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (the “2025 Form 10-K”). The results of operations for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or for any other future annual or interim period.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the three months ended August 31, 2024 due to a one-time return of clinical expenses. The Company has an accumulated deficit of approximately $893.3 million as of August 31, 2025. These factors, among others, including the various matters discussed in Note 9, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The unaudited consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and discussions with the U.S. Food and Drug Administration (“FDA”), which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include, but are not limited to, those relating to stock-based compensation. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits, money market funds, and treasury bills with original maturity dates of three months or less. Our investments in money market funds and treasury bills are recorded at fair value. The following table summarizes, by major security type, our cash and cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	August 31, 2025
	Cost or	Gross	Total
	amortized	unrealized	estimated
(in thousands)	cost	gains	fair value
Cash	$1,697	$—	$1,697
Level 1 securities:
Money market funds	2,603	—	2,603
Level 2 securities:
U.S. treasuries	$5,032	$—	$5,032

	May 31, 2025
	Cost or	Gross	Total
	amortized	unrealized	estimated
	cost	gains	fair value
Cash	$534	$—	$534
Level 1 securities:
Money market funds	$11,369	$—	$11,369

Our investments in money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our investments in treasury bills are classified within Level 2 of the fair value hierarchy and use quoted market prices for identical or comparable instruments or model-driven valuations using observable market data or inputs corroborated by observable market data.

Fair value of financial instruments

In accordance with the prescribed accounting guidance, the Company measured fair value of money market funds and treasury bills using the fair value hierarchy which include:

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

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity, and derivatives. The amendments will align the requirements in the FASB Accounting Standards Codification (“ASC”) with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the potential impact of this update on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses," which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the Effective Date” to clarify the effective date for non-calendar year-end entities. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and related disclosures.

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows:

	August 31, 2025	May 31, 2025
Compensation and related expense	$236	$278
Legal fees	—	50
Clinical expense	1,197	487
License fees	1,240	1,105
Lease payable	105	141
Other liabilities	45	145
Total accrued liabilities	$2,823	$2,206

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	August 31, 2025			May 31, 2025
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$25	$—	$—	$24	$—	$—
Accrued dividends	$—	$3,929	$4,713	$—	$3,769	$4,500
Total shares of common stock if dividends converted	50	7,858	9,426	48	7,538	9,000

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of August 31, 2025 and May 31, 2025:

	August 31, 2025			May 31, 2025
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$24,369	$27,200	$2,831	$24,369	$27,200
Accrued interest on convertible notes	5,504	11,073	16,577	5,378	12,773	18,151
Outstanding convertible notes payable, net and accrued interest	$8,335	$35,442	$43,777	$8,209	$37,142	$45,351

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2025	$8,209	$37,142	$45,351
Interest expense	126	550	676
Fair market value of shares exchanged for repayment	—	(2,250)	(2,250)
Outstanding balance at August 31, 2025	$8,335	$35,442	$43,777

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes (the “Notes”) are as follows:

	August 31, 2025
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	6%	6%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2026	April 23, 2026
Security interest	All Company assets excluding intellectual property

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

During the three months ended August 31, 2025, in satisfaction of the required monthly payments, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of approximately $2.3 million, which was exchanged concurrently with the issuance of shares of common stock of equal value, amounting to approximately 7.5 million shares of common stock. The monthly payments were applied to accrued interest on convertible notes. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a total amount of $35.4 million.

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

Note 5. Warrants

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2025	213,128	$0.27	3.71	$27,923
Granted	—	$—
Exercised	(33)	$0.09		7
Forfeited, expired, and cancelled	(105)	$3.07
Warrants outstanding at August 31, 2025	212,990	$0.26	3.46	$18,990
Warrants outstanding and exercisable at August 31, 2025	212,990	$0.26	3.46	$18,990

Warrant exercises

During the three months ended August 31, 2025, the Company issued approximately 23.1 thousand shares of common stock in connection with the cashless exercise of approximately 32.5 thousand warrants with stated exercise prices of $0.09387 per share.

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of August 31, 2025, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of August 31, 2025 and May 31, 2025, the EIP covered a total of 79.3 million and 66.8 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2025. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended August 31, 2025 and August 31, 2024 was approximately $0.2 million. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2025	38,324	$0.46	7.65	$4,039
Granted	725	$0.30
Exercised	(100)	$0.21		6
Forfeited, expired, and cancelled	(480)	$1.93
Options outstanding at August 31, 2025	38,469	$0.44	7.50	$3,035
Options outstanding and exercisable at August 31, 2025	29,787	$0.46	7.01	$2,079

During the three months ended August 31, 2025, stock options for approximately 0.7 million shares were granted. Of the options issued, approximately 0.4 million vest over four years, and approximately 0.3 million vest over one year. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.26 for the stock options granted in the three months ended August 31, 2025.

PSUs

The following table summarizes the Company’s PSU activity:

Weighted average
	Number of	Weighted average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested PSUs at May 31, 2025	3,500	0.41	1.75
PSUs granted	—
PSUs forfeited	—
PSUs vested	—
Unvested PSUs at August 31, 2025	3,500	$0.41	1.50

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

The vesting of the PSUs is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSUs by a payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of August 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s PSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 7. (Loss) Income per Share

Basic (loss) income per share is computed by dividing the net (loss) income adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Basic and diluted (loss) income per share for the three months ended August 31, 2025 and August 31, 2024 were calculated as follows:

	Three months ended August 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net (loss) income	$(5,540)	$19,227
Less: Accrued preferred stock dividends	(373)	(372)
Basic net (loss) income applicable to common stockholders	(5,913)	18,855
Reallocation of undistributed earnings as a result of conversion of preferred stock	—	372
Diluted net (loss) income applicable to common stockholders	$(5,913)	$19,227

Denominator:
Basic weighted average common shares outstanding	1,252,551	1,135,043
Effect of dilutive securities:
Warrant exercises	—	25,450
Preferred stock conversions	—	37,794
Diluted weighted average common shares outstanding	1,252,551	1,198,287

Basic (loss) income per share	$(0.00)	$0.02
Diluted (loss) income per share	$(0.00)	$0.02

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, PSUs, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three months ended August 31,
(in thousands)	2025	2024
Stock options, PSUs, and warrants	254,959	232,597
Convertible notes	12,000	12,000
Convertible preferred stock	40,761	—

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

The Company had no income tax expense for the three months ended August 31, 2025 and August 31, 2024. The provision for income taxes for the three months ended August 31, 2025 and August 31, 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2026 and 2025, respectively. For the three months ended August 31, 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

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

Operating lease commitments

The Company leases its principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, the Company has recorded this lease in its consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended August 31, 2025 and August 31, 2024 were approximately $31.0 thousand and $32.0 thousand, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	August 31, 2025	May 31, 2025
Assets
Right-of-use asset	$98	$130
Liabilities
Current operating lease liability	$105	$141
Non-current operating lease liability	—	—
Total operating lease liability	$105	$141

The minimum (base rental) lease payments are expected to be as follows as of August 31, 2025 (in thousands):

Fiscal Year	Amount
2026 - 9 months remaining	$123
Thereafter	—
Total operating lease payments	123
Less: imputed interest	(18)
Present value of operating lease liabilities	$105

Supplemental information related to operating leases was as follows:

	August 31, 2025
Weighted average remaining lease term	0.7	years
Weighted average discount rate	10.0%

PRO 140 Acquisition and Licensing Arrangements

Refer to Note 9, Commitments and Contingencies, in the 2025 Form 10-K for additional information.

Legal proceedings

As of August 31, 2025, the Company did not record any accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Conclusion of Investigations by Securities and Exchange Commission and Department of Justice

In September 2025, the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) informed the Company that their respective investigations were effectively closed, and that nothing further was required of the Company.

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

On June 20, 2025, two other purported stockholders filed a purported derivative lawsuit against certain of the Company’s former officers, certain former and current directors, a third-party individual, and the Company as a nominal defendant, in the Delaware Court of Chancery. The complaint generally asserts that the individual defendants breached their fiduciary duties by allowing the Company to make false and misleading statements, by failing to maintain an adequate system of oversight and controls, and/or by purportedly wrongfully refusing plaintiffs’ demands that the Company’s board investigate and initiate claims against certain of the Company’s former officers and directors based on allegations and claims similar to those set forth in the complaint. The complaint also asserts claims against certain individual defendants arising from alleged insider trading. The parties have filed a stipulation and proposed order to consolidate this lawsuit with the January 2024 lawsuit.

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

Note 10. Segment Information

The Company’s measure of segment profit or loss is net earnings or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment.

	Three months ended August 31,
(in thousands, except for per share data)	2025	2024
Expenses(1):
General and administrative expense(2)	$1,622	$1,473
Research and development(3)	3,144	939
Return of clinical expenses	—	(24,985)
Stock-based compensation expense	179	136
Total operating expenses	4,945	(22,437)
Operating (loss) gain	(4,945)	22,437

Interest income	94	126
Interest on convertible notes	(676)	(1,165)
Amortization of discount on convertible notes	—	(125)
Loss on induced conversion	—	(1,180)
Finance charges	(13)	(14)
Loss on derivatives	—	(852)
Provision (benefit) for income taxes	—	—
Segment net income (loss)	(5,540)	19,227
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—
Consolidated net income (loss)	$(5,540)	$19,227

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) General and administrative expense for the three months ended August 31, 2025, and August 31, 2024 is net of approximately $0.1 million of stock-based compensation expense.

(3) Research and development expense for the three months ended August 31, 2025 is net of $0.1 million of stock-based compensation expense. No stock-based compensation was part of research and development expense for the three months ended August 31, 2024. For the three months ended August 31, 2024, research and development expense is net of $25.0 million return of clinical expenses due to the settlement with Amarex. See Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute in the 2025 Form 10-K for additional discussion.

Note 11. Subsequent Events

Conclusion of Investigations by Securities and Exchange Commission and Department of Justice

In September 2025, the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) informed the Company that their respective investigations were effectively closed, and that nothing further is required of the Company.

Note conversion

In September 2025, in satisfaction of the required monthly payment, the Company and the April 23, 2021 Noteholder entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $0.8 million, which were exchanged concurrently for approximately 2.6 million shares.

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

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified elsewhere in this quarterly report including Item 1A of Part II, as well as those set forth in Item 1A. Risk Factors in the 2025 Form 10-K, any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans.

Forward-looking statements may include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales, and the strength of the Company’s leadership team. The Company’s forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the FDA and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (v) the Company’s ability to recruit and retain key employees; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation, and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations, and the regulatory approval process; (xiii) legal proceedings, investigations, or inquiries affecting the Company or its products; (xiv) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; (xv) general economic and business conditions; (xvi) changes in domestic and foreign political and social conditions; and (xvii) various other matters, many of which are beyond the Company’s control.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2025 Form 10-K, and the other sections of this Form 10-Q, including our consolidated financial statements and related notes set forth in Part I, Item 1. This discussion and analysis contain forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives, and performance that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

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

Corporate Developments

At the Company’s annual meeting scheduled for November 21, 2025, our stockholders will be asked to vote on an amendment to the Company’s Certificate of Incorporation to provide for an increase in the total number of shares of common stock authorized for issuance from 1,750,000 shares to 2,250,000 shares. As of September 30, 2025, the Company had approximately 164.5 million authorized by unissued shares of common stock available for issuance in future financing transactions.

Results of Operations

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. See the Liquidity and Capital Resources and Going Concern sections in this Item 2 of Part I, Item 1A of Part II of this report, and Item 1A. Risk Factors in our 2025 Form 10-K.

The results of operations were as follows for the periods presented:

	Three months ended August 31,		Change
(in thousands, except for per share data)	2025	2024	$	%
Operating expenses:
General and administrative	$1,713	$1,609	$104	6%
Research and development	3,232	(24,046)	27,278	113
Total operating expenses	4,945	(22,437)	27,382	122
Operating (loss) gain	(4,945)	22,437	(27,382)	(122)
Interest and other income (expense):
Interest income	94	126	(32)	(25)
Interest on convertible notes	(676)	(1,165)	489	42
Amortization of discount on convertible notes	—	(125)	125	100
Loss on induced conversion	—	(1,180)	1,180	100
Finance charges	(13)	(14)	1	7
Loss on derivatives	—	(852)	852	100
Total interest and other expenses	(595)	(3,210)	2,615	81
(Loss) gain before income taxes	(5,540)	19,227	(24,767)	(129)
Income tax benefit	—	—	—	—
Net (loss) income	$(5,540)	$19,227	$(24,767)	(129)%
(Loss) income per share:
Basic	$(0.00)	$0.02	$(0.02)	(100)
Diluted	$(0.00)	$0.02	$(0.02)	(100)%

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,252,551	1,135,043	117,508	10
Diluted	1,252,551	1,198,287	54,264	5%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2025	2024	$	%
Salaries, benefits, and other compensation	$495	$425	$70	16%
Stock-based compensation	91	136	(45)	(33)
Legal fees	376	376	—	-
Insurance	277	323	(46)	(14)
Other	474	349	125	36
Total general and administrative	$1,713	$1,609	$104	6%

The increase in G&A expenses for the three-month period ended August 31, 2025, compared to the same period in the prior year, was primarily due to other, and salaries, benefits, and other compensation. Other increased due to additional consulting costs. Salaries, benefits, and other compensation increased primarily due to additional headcount at the Company.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2025	2024	$	%
Clinical	$2,479	$737	$1,742	236%
Non-clinical	200	(14)	214	(1,529)
CMC	415	(30)	445	(1,483)
License and patent fees	138	246	(108)	(44)
Return of clinical expenses	—	(24,985)	24,985	(100)
Total research and development	$3,232	$(24,046)	$27,278	(113)%

The increase in R&D expenses in the three-month period ended August 31, 2025, compared to the same period in the prior year, was primarily due to a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in the prior period. Additionally, clinical expenses increased due to costs related to the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer in the current period.

The future trend of our R&D expenses is dependent on the costs of any future clinical trials and our decisions regarding which indications on which to focus our future efforts toward the development and study of leronlimab, which may include pre-clinical and clinical studies for oncology and inflammation, as well as efforts to develop a long-acting new or modified therapeutic, and the timing and outcomes of such efforts.

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2025	2024	$	%
Interest income	$94	126	$(32)	(25)%
Interest on convertible notes payable	(676)	$(1,165)	489	(42)
Amortization of discount on convertible notes	—	(125)	125	(100)
Loss on induced conversion	—	(1,180)	1,180	(100)
Finance charges	(13)	(14)	1	(7)
Loss on derivatives	—	(852)	852	(100)
Total interest and other expenses	$(595)	$(3,210)	$2,615	(81)%

The decrease in interest and other expenses for the three-month period ended August 31, 2025, compared with the same period in the prior year, was primarily due to the decreases in loss on induced conversion, loss on derivatives, and interest on convertible notes payable. The decrease in loss on induced conversion is due to the note payments in the current year being exchanged with an equal value of shares of common stock. The decrease in loss on derivatives is due to no derivative activity in the current period. The decrease in interest on convertible notes payable is due to a lower interest rate in the current period compared to the prior period.

Liquidity and Capital Resources

As of August 31, 2025, we had a total of approximately $9.3 million in cash and cash equivalents and approximately $69.4 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of September 30, 2025, we had approximately 164.5 million shares of common stock available for issuance in new financing transactions. Consequently, if the Company’s stockholders do not vote, at the Company’s annual meeting in November 2025, to approve an amendment to the Company’s Certificate of Incorporation to provide for an increase in the total number of shares of common stock authorized for issuance from 1,750,000 shares to 2,250,000 shares, the Company will be limited in its ability to engage in equity financing activities to pursue the Company’s business strategy over the next 12 months.

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

Cash and cash equivalents

The Company’s cash and cash equivalents position of approximately $9.3 million as of August 31, 2025, decreased by approximately $2.6 million when compared to the balance of $11.9 million as of May 31, 2025. This decrease was primarily the result of approximately $2.5 million cash used in operating activities. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Three months ended August 31,		Change
(in thousands)	2025	2024	$
Net cash (used in) provided by:
Net cash (used in) provided by operating activities	$(2,450)	$5,440	$(7,890)
Net cash (used in) provided by financing activities	$(121)	$9,667	$(9,788)

Cash used in operating activities

Net cash used in operating activities totaled approximately $2.5 million during the three months ended August 31, 2025, representing an increase of approximately $7.9 million compared to the three months ended August 31, 2024. The increase in the net amount of cash used in operating activities was due primarily to a one-time legal settlement of approximately $10.0 million in the prior period.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $0.1 million during the three months ended August 31, 2025, a decrease of approximately $9.8 million compared to the three months ended August 31, 2024. The decrease in net cash provided was primarily the result of no significant fundraising during the current period.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 6% per annum, has a stated conversion price of $10.00 per share, and matures in April 2026. As of August 31, 2025, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.3 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 6% per annum, has a stated conversion price of $10.00 per share, and matures in April 2026. As of August 31, 2025, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $35.4 million.

Common stock

We have 1,750.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	August 31, 2025
Issuable upon:
Warrant exercises	213.0
Convertible preferred stock and undeclared dividends conversion	40.8
Outstanding stock option exercises or vesting of outstanding PSUs	42.0
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	18.4
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	326.2
Common stock outstanding	1,256.8

As of August 31, 2025, we had approximately 167.0 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of August 31, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 3, Accrued Liabilities and Compensation, Note 4, Convertible Instruments and Accrued Interest, and Note 9, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 4 and 9 in Part II, Item 8 in the 2025 Form 10-K.

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

It is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of August 31, 2025, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the three months ended August 31, 2024. Net income of $19.2 million in the three months ended August 31, 2024, resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company has an accumulated deficit of approximately $893.3 million as of August 31, 2025. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Accounting Pronouncements

Refer to Part I, Item 1, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements in this Form 10-Q for the discussion.

Critical Accounting Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. The Company’s critical accounting estimates are described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported in Part II, Item 7A of the 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded, based upon the evaluation described above, that as of August 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended August 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 9, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, which was filed with the SEC on July 25, 2025. You should carefully consider those risk factors in addition to other information in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In August and September 2025, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into new notes with an aggregate principal amount of $1.5 million. The new note was exchanged concurrently with issuance of a total of approximately 5.3 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

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

CYTODYN INC.
(Registrant)

Dated: October 10, 2025	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: October 10, 2025	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)