Form 10-Q
period 2025-11-30
CytoDyn Inc.
filed 2026-01-09
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

On December 31, 2025, there were 1,270,395 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	November 30, 2025	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,982	$11,903
Prepaid expenses	560	252
Prepaid service fees	3,297	3,723
Other receivables	—	2,000
Total current assets	8,839	17,878
Other non-current assets	96	169
Total assets	$8,935	$18,047
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$14,245	$14,692
Accrued liabilities and compensation	19,685	2,206
Accrued interest on convertible notes	14,971	18,151
Accrued dividends on convertible preferred stock	9,011	8,269
Convertible notes payable, net	27,200	27,200
Total current liabilities	85,112	70,518
Other liabilities (Note 10)	43,571	43,571
Total liabilities	128,683	114,089
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at November 30, 2025 and May 31, 2025	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at November 30, 2025 and May 31, 2025	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at November 30, 2025 and May 31, 2025	—	—
Common stock, $0.001 par value; 2,250,000 shares authorized; 1,266,139 and 1,249,460 issued, and 1,265,853 and 1,249,174 outstanding at November 30, 2025 and May 31, 2025, respectively	1,266	1,249
Treasury stock, $0.001 par value; 286 shares at November 30, 2025 and May 31, 2025	—	—
Additional paid-in capital	794,919	790,495
Accumulated deficit	(915,933)	(887,786)
Total stockholders’ deficit	(119,748)	(96,042)
Total liabilities and stockholders' deficit	$8,935	$18,047

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative	$1,799	$2,298	$3,512	$3,907
Research and development	3,302	1,409	6,534	(22,637)
Legal settlement loss	16,587	—	16,587	—
Total operating expenses	21,688	3,707	26,633	(18,730)
Operating (loss) gain	(21,688)	(3,707)	(26,633)	18,730
Interest and other income (expense):
Interest income	57	142	151	268
Interest on convertible notes	(644)	(1,161)	(1,320)	(2,326)
Amortization of discount on convertible notes	—	(113)	—	(238)
Standby equity purchase agreement commitment fee	(325)	—	(325)	—
Loss on induced conversion	—	—	—	(1,180)
Finance charges	(7)	(9)	(20)	(23)
Gain on restructuring of payables	—	80	—	80
Loss on derivatives	—	—	—	(852)
Total interest and other expenses	(919)	(1,061)	(1,514)	(4,271)
(Loss) gain before income taxes	(22,607)	(4,768)	(28,147)	14,459
Income tax benefit	—	—	—	—
Net (loss) income	$(22,607)	$(4,768)	$(28,147)	$14,459

(Loss) income per share:
Basic	$(0.02)	$(0.00)	$(0.02)	$0.01
Diluted	$(0.02)	$(0.00)	$(0.02)	$0.01

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,261,016	1,221,405	1,256,761	1,177,988
Diluted	1,261,016	1,221,405	1,256,761	1,204,193

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2025	34	$—	1,249,460	$1,249	286	$—	$790,495	$(887,786)	$(96,042)
Issuance of stock for convertible note repayment	—	—	7,462	8	—	—	2,242	—	2,250
Stock option exercises	—	—	100	—	—	—	21	—	21
Warrant exercises	—	—	23	—	—	—	—	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	—	(5,540)	(5,540)
Balance at August 31, 2025	34	$—	1,257,045	$1,257	286	$—	$792,564	$(893,326)	$(99,505)
Issuance of stock for convertible note repayment	—	—	8,060	8	—	—	2,242	—	2,250
Warrant exercises	—	—	399	—	—	—	—	—	—
Standby equity purchase agreement commitment fee	—	—	635	1	—	—	299	—	300
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	—	—	(22,607)	(22,607)
Balance at November 30, 2025	34	—	1,266,139	1,266	286	—	794,919	(915,933)	(119,748)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	8,777	9	—	—	991	—	1,000
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	152	—	—	13,874	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(372)	—	(372)
Stock-based compensation	—	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	—	19,227	19,227
Balance at August 31, 2024	34	$—	1,220,284	$1,220	443	$—	$785,874	$(872,304)	$(85,210)
Issuance of stock for convertible note repayment	—	—	3,233	4	—	—	416	—	420
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Net loss	—	—	—	—	—	—	—	(4,768)	(4,768)
Balance at November 30, 2024	34	—	1,223,517	1,224	443	—	786,458	(877,072)	(89,390)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended November 30,
	2025	2024

Cash flows from operating activities:
Net (loss) income	$(28,147)	$14,459
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	9	9
Standby equity purchase agreement non-cash commitment fee	300	—
Amortization of discount on convertible notes	—	238
Gain on restructuring of payables	—	(80)
Loss on derivatives	—	852
Loss on induced conversion	—	1,180
Stock-based compensation	362	673
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,182	(2,229)
Accounts payable, accrued expenses, and other liabilities	18,494	(13,248)
Net cash (used in) provided by operating activities	(6,800)	1,854
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	—	10,377
Proceeds from exercise of stock options	21	—
Cash paid for note payable	(142)	(710)
Net cash (used in) provided by financing activities	(121)	9,667
Net change in cash and cash equivalents	(6,921)	11,521
Cash and cash equivalents at beginning of period	11,903	9,814
Cash and cash equivalents at end of period	$4,982	$21,335
Supplemental disclosure:
Cash paid for interest	$20	$23
Non-cash investing and financing transactions:
Issuance of common stock for interest on convertible notes	$4,500	$1,420
Accrued dividends on Series C and D convertible preferred stock	$742	$741

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2025

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the six months ended November 30, 2024 due to a one-time return of clinical expenses. The Company has an accumulated deficit of approximately $915.9 million as of November 30, 2025. These factors, among others, including the various matters discussed in Note 10, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits, money market funds, and treasury bills with original maturity dates of three months or less. Our investments in money market funds and treasury bills are recorded at fair value. The following table summarizes, by major security type, our cash and cash equivalents:

	November 30, 2025
	Cost or	Gross	Total
	amortized	unrealized	estimated
(in thousands)	cost	gains	fair value
Cash	$1,286	$—	$1,286
Level 1 securities:
Money market funds	680	—	680
U.S. treasuries	$3,016	$—	$3,016

	May 31, 2025
	Cost or	Gross	Total
	amortized	unrealized	estimated
(in thousands)	cost	gains	fair value
Cash	$534	$—	$534
Level 1 securities:
Money market funds	$11,369	$—	$11,369

Fair value of financial instruments

In accordance with the prescribed accounting guidance, the Company measured fair value of money market funds, treasury bills, and common shares related to the Securities Class Action Lawsuits settlement using the fair value hierarchy which include:

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

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows (in thousands):

	November 30, 2025	May 31, 2025
Compensation and related expense	$266	$278
Legal settlement	16,587	—
Legal fees	10	50
Clinical expense	1,372	487
License fees	1,375	1,105
Lease payable	69	141
Other liabilities	6	145
Total accrued liabilities	$19,685	$2,206

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	November 30, 2025			May 31, 2025
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$27	$—	$—	$24	$—	$—
Accrued dividends	$—	$4,087	$4,924	$—	$3,769	$4,500
Total shares of common stock if dividends converted	54	8,174	9,848	48	7,538	9,000

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of November 30, 2025 and May 31, 2025:

	November 30, 2025			May 31, 2025
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$24,369	$27,200	$2,831	$24,369	$27,200
Accrued interest on convertible notes	5,629	9,342	14,971	5,378	12,773	18,151
Outstanding convertible notes payable, net and accrued interest	$8,460	$33,711	$42,171	$8,209	$37,142	$45,351

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2025	$8,209	$37,142	$45,351
Interest expense	251	1,069	1,320
Fair market value of shares exchanged for repayment	—	(4,500)	(4,500)
Outstanding balance at November 30, 2025	$8,460	$33,711	$42,171

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes (the “Notes”) are as follows:

	November 30, 2025
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	6%	6%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2026	April 23, 2026
Security interest	All Company assets excluding intellectual property

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

During the six months ended November 30, 2025, in satisfaction of the required monthly payments, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of approximately $4.5 million, which was exchanged concurrently with the issuance of shares of common stock of equal value, amounting to approximately 15.5 million shares of common stock. The monthly payments were applied to accrued interest on convertible notes. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a total amount of $33.7 million.

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

Note 5. Equity

Standby Equity Purchase Agreement

On November 3, 2025, the Company entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”).

Pursuant to and subject to the terms of the Purchase Agreement, for 36 months following the date of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Yorkville, and Yorkville is obligated to purchase from the Company, shares of the Company’s common stock (“Common Stock”).

At the Company’s option, the shares of Common Stock would be purchased at 98% of the lowest daily volume weighted average price (“VWAP”) during the three consecutive trading days (the “Pricing Period”) commencing on the date (each, an “Advance Notice Date”) the Company is deemed to have delivered a written notice to Yorkville setting forth the number of shares of Common Stock that the Company desires to issue and sell to Yorkville in accordance with the terms of the Purchase Agreement (each notice, an “Advance Notice”), subject to certain limitations. The Company, at its discretion, may also specify a minimum acceptable price per share in an Advance Notice (each issuance and sale, an “Advance”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount on the five consecutive trading days immediately preceding an Advance Notice. Further, subject to the above conditions, in no event shall Yorkville be required to purchase more than $30,000,000 of shares of Common Stock in the aggregate during the term of the Purchase Agreement (the “Commitment Amount”).

As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant the Purchase Agreement, the Company (i) paid Yorkville a structuring fee in the amount of $25,000; and (ii) will pay a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”), to be paid in the form of shares of Common Stock issued to Yorkville (the “Commitment Shares”), of which one-half was issued on November 3, 2025, and the remaining one-half shall be issued on the six-month anniversary of the Purchase Agreement.

The Purchase Agreement will automatically terminate on the earlier of (i) the 36-month anniversary of the date of the Purchase Agreement, or (ii) the date Yorkville has made full payment of Advances equal to the Commitment Amount. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to Yorkville, subject to certain conditions. The Company and Yorkville may also agree to terminate the Purchase Agreement by mutual written consent.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2025	213,128	$0.27	3.71	$27,923
Granted	—	$—
Exercised	(597)	$0.09		129
Forfeited, expired, and cancelled	(105)	$3.07
Warrants outstanding at November 30, 2025	212,426	$0.26	3.20	$23,593
Warrants outstanding and exercisable at November 30, 2025	212,426	$0.26	3.20	$23,593

Warrant exercises

During the six months ended November 30, 2025, the Company issued approximately 0.4 million shares of common stock in connection with the cashless exercise of approximately 0.6 million warrants with stated exercise prices of $0.09387 per share.

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of November 30, 2025, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of November 30, 2025 and May 31, 2025, the EIP covered a total of 79.3 million and 66.8 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2025. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended November 30, 2025 and 2024 was approximately $0.2 million and $0.5 million, respectively, and for the six months ended November 30, 2025 and 2024 was $0.4 million and $0.7 million, respectively. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2025	38,324	$0.46	7.65	$4,039
Granted	725	$0.30
Exercised	(100)	$0.21		6
Forfeited, expired, and cancelled	(480)	$1.93
Options outstanding at November 30, 2025	38,469	$0.44	7.26	$3,791
Options outstanding and exercisable at November 30, 2025	30,700	$0.45	6.82	$2,717

During the six months ended November 30, 2025 and 2024, stock options for approximately 0.7 million shares and 11.7 million shares, respectively, were granted. Of the options granted in the current year, approximately 0.4 million vest over four years, and approximately 0.3 million vest over one year. Of the options granted in the prior year, approximately 5.7 million vest over four years, and approximately 6.0 million vest over one year. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.26 and $0.12 for the stock options granted in the six months ended November 30, 2025 and 2024, respectively.

PSUs

The following table summarizes the Company’s PSU activity:

Weighted average
	Number of	Weighted average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested PSUs at May 31, 2025	3,500	0.41	1.75
PSUs granted	—
PSUs forfeited	—
PSUs vested	—
Unvested PSUs at November 30, 2025	3,500	$0.41	1.25

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

The vesting of the PSUs is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSUs by a payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of November 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s PSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Note 7. (Loss) Income per Share

Basic (loss) income per share is computed by dividing the net (loss) income adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Basic and diluted (loss) income per share for the three and six months ended November 30, 2025 and 2024 were calculated as follows:

	Three months ended November 30,		Six months ended November 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income	$(22,607)	$(4,768)	$(28,147)	$14,459
Less: Accrued preferred stock dividends	(369)	(369)	(742)	(741)
Basic net (loss) income applicable to common stockholders	(22,976)	(5,137)	(28,889)	13,718
Diluted net (loss) income applicable to common stockholders	$(22,976)	$(5,137)	$(28,889)	$13,718

Denominator:
Basic weighted average common shares outstanding	1,261,016	1,221,405	1,256,761	1,177,988
Effect of dilutive securities:
Warrant exercises	—	—	—	26,205
Diluted weighted average common shares outstanding	1,261,016	1,221,405	1,256,761	1,204,193

Basic (loss) income per share	$(0.02)	$(0.00)	$(0.02)	$0.01
Diluted (loss) income per share	$(0.02)	$(0.00)	$(0.02)	$0.01

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, PSUs, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three and six months ended November 30,
(in thousands)	2025	2024
Stock options, PSUs, and warrants	254,395	240,898
Convertible notes	12,000	12,000
Convertible preferred stock	41,500	38,533

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

The Company had no income tax expense for the three and six months ended November 30, 2025 and 2024. The provision for income taxes for the three and six months ended November 30, 2025 and 2024 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2026 and 2025, respectively. For the three and six months ended November 30, 2025, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

Note 9. Fair Value Measurement

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

(in thousands)	November 30, 2025	May 31, 2025	level
Assets:
Cash	$1,286	$534	Level 1
Money market funds	680	11,369	Level 1
U.S. treasuries	3,016	—	Level 1

Liabilities:
Common stock	$(16,087)	$—	Level 1

Our investments in money market funds, U.S. treasuries, and common stock are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Note 10. Commitments and Contingencies

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

Operating lease commitments

The Company leases its principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, the Company has recorded this lease in its consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended November 30, 2025 and 2024 were approximately $31.0 thousand and $32.0 thousand, respectively, and for the six months ended November 30, 2025 and 2024 were approximately $0.1 million. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	November 30, 2025	May 31, 2025
Assets
Right-of-use asset	$65	$130
Liabilities
Current operating lease liability	$69	$141
Non-current operating lease liability	—	—
Total operating lease liability	$69	$141

The minimum (base rental) lease payments are expected to be as follows as of November 30, 2025 (in thousands):

Fiscal Year	Amount
2026 - 6 months remaining	$77
Thereafter	—
Total operating lease payments	77
Less: imputed interest	(8)
Present value of operating lease liabilities	$69

Supplemental information related to operating leases was as follows:

	November 30, 2025
Weighted average remaining lease term	0.4	years
Weighted average discount rate	10.0%

PRO 140 Acquisition and Licensing Arrangements

Refer to Note 9, Commitments and Contingencies, in the 2025 Form 10-K for additional information.

Legal proceedings

As of November 30, 2025, the Company recorded an accrual of $16.6 million related to the Securities Class Action Lawsuit described below. The Company did not record any other accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

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

On November 23, 2025, the Company reached an agreement in principle to settle the putative class-action lawsuit. The agreement in principle provides for a payment by the Company to the class of $500,000 in cash and 49 million shares of common stock of the Company in exchange for the dismissal and release of all claims against all defendants in the class action. The agreement is subject to final documentation, court approval, and other conditions.

There can be no assurances as to the ultimate outcome of the class action, including that the final settlement agreement will be executed, that the settlement agreement, if executed, will include the terms and conditions currently anticipated by the Company, that such agreement will be approved by the court, or that any revised settlement terms, if applicable, will be finalized by the parties and approved by the court. A final, non-appealable closure of the litigation could take several months. The agreement in principle does not constitute an admission by the Company of any fault or liability and the Company does not admit fault or liability. If the settlement cannot be finalized by the parties or is not approved by the court, the Company will defend the class action vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success by the plaintiffs on the merits. If the parties are unable to finalize the settlement, the class action could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

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

Investor Lawsuit Seeking Issuance of Additional Shares

In January 2025, two former investors and current shareholders filed an action against the Company in relation to a dispute over how many shares were issued to them following their direct investment(s) with the Company. The former investors claim that the final pricing utilized to calculate the issuance of shares to them in 2022 was incorrect, and that they are entitled to more shares than were issued. The complaint presents legal claims sounding in breach of fiduciary duty, misrepresentation, fraud, negligence, theft, and breach of contract.

The Company's position is that the claims are without any factual support, or support under applicable law and/or the underlying investment documents. The Company views this action as an attempt to extract more shares without further/fair investment and plans to vigorously defend itself.

Note 11. Segment Information

The Company’s measure of segment profit or loss is net earnings or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment.

	Three months ended November 30,		Six months ended November 30,
(in thousands, except for per share data)	2025	2024	2025	2024
Expenses(1):
General and administrative expense(2)	$1,706	$1,978	$3,329	$3,451
Research and development(3)	3,212	1,192	6,355	2,131
Return of clinical expenses	—	—	—	(24,985)
Legal settlement loss	16,587	—	16,587	—
Stock-based compensation expense	183	537	362	673
Total operating expenses	21,688	3,707	26,633	(18,730)
Operating (loss) gain	(21,688)	(3,707)	(26,633)	18,730

Interest income	57	142	151	268
Interest on convertible notes	(644)	(1,161)	(1,320)	(2,326)
Amortization of discount on convertible notes	—	(113)	—	(238)
Amortization of debt issuance costs	(325)	—	(325)	—
Loss on induced conversion	—	—	—	(1,180)
Finance charges	(7)	(9)	(20)	(23)
Gain on restructuring of payables	—	80	—	80
Loss on derivatives	—	—	—	(852)
Provision (benefit) for income taxes	—	—	—	—
Segment net (loss) income	(22,607)	(4,768)	(28,147)	14,459
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net (loss) income	$(22,607)	$(4,768)	$(28,147)	$14,459

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) General and administrative expense for the three months ended November 30, 2025, and 2024 is net of approximately $0.1 million and $0.3 million, respectively, of stock-based compensation expense, and for the six months ended November 30, 2025 is net of approximately $0.2 million and $0.5 million, respectively, of stock-based compensation expense.

(3) Research and development expense for the three months ended November 30, 2025 and 2024 is net of $0.1 million and $0.2 million, respectively, of stock-based compensation expense, and for the six months ended November 30, 2025 and 2024 is net of approximately $0.2 million of stock-based compensation expense. For the six months ended November 30, 2024, research and development expense is net of $25.0 million return of clinical expenses due to the settlement with Amarex. See Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute in the 2025 Form 10-K for additional discussion.

Note 12. Subsequent Events

Note conversion

In December 2025, in satisfaction of the required monthly payment, the Company and the April 23, 2021 Noteholder entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $0.8 million. The new note was exchanged concurrently for approximately 2.6 million shares.

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

Forward-looking statements may include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales, and the strength of the Company’s leadership team. The Company’s forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the FDA and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (v) the Company’s ability to recruit and retain key employees; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation, and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations, and the regulatory approval process; (xiii) legal proceedings, investigations, or inquiries affecting the Company or its products, including the finalization of an agreement in principle to settle the class action litigation filed against the Company in the state of Washington; (xiv) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; (xv) general economic and business conditions; (xvi) changes in domestic and foreign political and social conditions; and (xvii) various other matters, many of which are beyond the Company’s control.

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

Corporate Developments

On November 21, 2025, at the Company’s annual meeting, our stockholders voted in favor of an amendment to the Company’s Certificate of Incorporation to provide for an increase in the total number of shares of common stock authorized for issuance from 1,750,000,000 shares to 2,250,000,000 shares. Additionally, stockholders voted in favor of the reelection of existing directors, on an advisory basis in favor of CBIZ CPAs P.C. as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2026, on an advisory basis in favor of named executive officer compensation, and on an advisory basis in favor of holding an advisory vote on executive compensation every year.

On November 23, 2025, the Company reached an agreement in principle to settle the securities class action pending in the United States District Court for the Western District of Washington (the “Court”), Courter et al. v. CytoDyn Inc. et al, Case No. C21-5190 BHS (the “Securities Class Action”). The agreement in principle provides for a payment by the Company to the class of $500,000 in cash and the issuance of 49 million shares of common stock of the Company in exchange for the dismissal and release of all claims against all defendants in the Securities Class Action. The agreement is subject to final documentation, court approval, and other conditions. There can be no assurances as to the ultimate outcome of the Securities Class Action, including that the final settlement agreement will be executed, that the settlement agreement, if executed, will include the terms and conditions currently anticipated by the Company, that such agreement will be approved by the Court, or that any revised settlement terms, if applicable, will be finalized by the parties and approved by the Court. A final, non-appealable closure of the litigation could take several months. The agreement in principle does not constitute an admission by the Company of any fault or liability and the Company does not admit fault or liability. If the settlement cannot be finalized by the parties or is not approved by the Court, the Company will defend the Securities Class Action vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success by the plaintiffs on the merits. If the parties are unable to finalize the settlement, the Securities Class Action could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

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

The results of operations were as follows for the periods presented:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands, except for per share data)	2025	2024	$	%	2025	2024	$	%
Operating expenses:
General and administrative	$1,799	$2,298	$(499)	(22)%	$3,512	$3,907	$(395)	(10)%
Research and development	3,302	1,409	1,893	134	6,534	(22,637)	29,171	129
Legal settlement loss	16,587	—	16,587	100	16,587	—	16,587	100
Total operating expenses	21,688	3,707	17,981	485	26,633	(18,730)	45,363	242
Operating (loss) gain	(21,688)	(3,707)	(17,981)	(485)	(26,633)	18,730	(45,363)	(242)
Interest and other income (expense):
Interest income	57	142	(85)	(60)	151	268	(117)	(44)
Interest on convertible notes	(644)	(1,161)	517	45	(1,320)	(2,326)	1,006	43
Amortization of discount on convertible notes	—	(113)	113	100	—	(238)	238	100
Standby equity purchase agreement commitment fee	(325)	—	(325)	(100)	(325)	—	(325)	(100)
Loss on induced conversion	—	—	—	—	—	(1,180)	1,180	100
Finance charges	(7)	(9)	2	22	(20)	(23)	3	13
Gain on restructuring of payables	—	80	(80)	(100)	—	80	(80)	(100)
Loss on derivatives	—	—	—	—	—	(852)	852	100
Total interest and other expenses	(919)	(1,061)	142	13	(1,514)	(4,271)	2,757	65
(Loss) gain before income taxes	(22,607)	(4,768)	(17,839)	(374)	(28,147)	14,459	(42,606)	(295)
Income tax benefit	—	—	—	—	—	—	—	—
Net (loss) income	$(22,607)	$(4,768)	$(17,839)	(374)%	$(28,147)	$14,459	$(42,606)	(295)%
(Loss) income per share:
Basic	$(0.02)	$(0.00)	$(0.02)	(100)%	$(0.02)	$0.01	$(0.03)	(300)%
Diluted	$(0.02)	$(0.00)	$(0.02)	(100)%	$(0.02)	$0.01	$(0.03)	(300)%

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,261,016	1,221,405	39,611	3	1,256,761	1,177,988	78,773	7%
Diluted	1,261,016	1,221,405	39,611	3	1,256,761	1,204,193	52,568	4%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Salaries, benefits, and other compensation	$492	$335	$157	47%	$987	$760	$227	30%
Stock-based compensation	92	320	(228)	(71)	183	456	(273)	(60)
Legal fees	291	763	(472)	(62)	667	1,139	(472)	(41)
Insurance	263	320	(57)	(18)	540	643	(103)	(16)
Other	661	560	101	18	1,135	909	226	25
Total general and administrative	$1,799	$2,298	$(499)	(22)%	$3,512	$3,907	$(395)	(10)%

The decrease in G&A expenses for the three- and six-month periods ended November 30, 2025, compared to the same periods in the prior year, was primarily due to legal fees. The decrease in legal fees is primarily attributable to decreased legal activity compared to the prior year.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Clinical	$2,536	$823	$1,713	208%	$5,015	$1,560	$3,455	221%
Non-clinical	221	343	(122)	(36)	421	329	92	28
CMC	408	390	18	5	823	360	463	129
License and patent fees	137	(147)	284	(193)	275	99	176	178
Return of clinical expenses	—	—	—	—	—	(24,985)	24,985	(100)
Total research and development	$3,302	$1,409	$1,893	134%	$6,534	$(22,637)	$29,171	(129)%

The increases in R&D expenses in the three- and six-month periods ended November 30, 2025, compared to the same periods in the prior year, were due to higher clinical expenses related to the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer in the fiscal 2026 periods. Additionally with regard to the six-month period ended November 30, 2025, the primary factor contributing to the increase in R&D expenses was a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in the six-month period ended November 30, 2024.

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

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended November 30,		Change		Six months ended November 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income	$57	$142	$(85)	(60)%	$151	268	$(117)	(44)%
Interest on convertible notes	(644)	(1,161)	517	45	(1,320)	$(2,326)	1,006	(43)
Amortization of discount on convertible notes	—	(113)	113	100	—	(238)	238	(100)
Standby equity purchase agreement commitment fee	(325)	—	(325)	(100)	(325)	—	(325)	100
Loss on induced conversion	—	—	—	—	—	(1,180)	1,180	(100)
Finance charges	(7)	(9)	2	22	(20)	(23)	3	(13)
Gain on restructuring of payables	—	80	(80)	(100)	—	80	(80)	(100)
Loss on derivatives	—	—	—	—	—	(852)	852	(100)
Total interest and other expenses	$(919)	$(1,061)	$142	(13)%	$(1,514)	$(4,271)	$2,757	(65)%

The decrease in interest and other expenses for the three-month period ended November 30, 2025, compared with the same period in the prior year, was primarily due to a lower interest rate in the current period compared to the prior period. The decrease was partially offset by the commitment fee for a standby equity purchase agreement. See Note 5, Equity—Standby Equity Purchase Agreement, included in Part I, Item 1 of this Form 10-Q for additional information.

The decrease in interest and other expenses for the six-month period ended November 30, 2025, compared with the same period in the prior year, was primarily due to the decreases in loss on induced conversion, interest on convertible notes payable, and loss on derivatives. The decrease in loss on induced conversion is due to the note payments in the current fiscal year being exchanged with an equal value of shares of common stock. The decrease in interest on convertible notes payable is due to a lower interest rate compared to the prior period. The decrease in loss on derivatives is due to no derivative activity in the fiscal 2026 period.

Liquidity and Capital Resources

As of November 30, 2025, we had a total of approximately $5.0 million in cash and cash equivalents and approximately $85.1 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of November 30, 2025, we had approximately 490.1 million shares of common stock available for issuance in new financing transactions.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities as well as with proceeds from issuances of convertible notes. The Company intends to finance its future operating activities and its working capital needs largely from the sale of equity and debt securities. The sale of equity and convertible debt securities to raise additional capital is likely to result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities or other debt or equity financing, the related transaction documents may contain covenants restricting its operations.

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

Cash and cash equivalents

The Company’s cash and cash equivalents position of approximately $5.0 million as of November 30, 2025, decreased by approximately $6.9 million when compared to the balance of $11.9 million as of May 31, 2025. This decrease was primarily the result of approximately $6.8 million cash used in operating activities. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Six months ended November 30,		Change
(in thousands)	2025	2024	$
Net cash (used in) provided by:
Net cash (used in) provided by operating activities	$(6,800)	$1,854	$(8,654)
Net cash (used in) provided by financing activities	$(121)	$9,667	$(9,788)

Cash used in operating activities

Net cash used in operating activities totaled approximately $6.8 million during the six months ended November 30, 2025, representing an increase of approximately $8.7 million compared to the six months ended November 30, 2024. The increase in the net amount of cash used in operating activities was due primarily to a one-time legal settlement of approximately $10.0 million in the prior period.

Cash used in financing activities

Net cash used in financing activities totaled approximately $0.1 million during the six months ended November 30, 2025, a decrease of approximately $9.8 million compared to the six months ended November 30, 2024. The decrease in net cash provided was primarily the result of no significant fundraising during the fiscal 2026 period.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 6% per annum, has a stated conversion price of $10.00 per share, and matures in April 2026. As of November 30, 2025, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.5 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note accrues interest daily at a rate of 6% per annum, has a stated conversion price of $10.00 per share, and matures in April 2026. As of November 30, 2025, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $33.7 million.

Common stock

We have 2,250.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	November 30, 2025
Issuable upon:
Warrant exercises	212.4
Convertible preferred stock and undeclared dividends conversion	41.5
Outstanding stock option exercises or vesting of outstanding PSUs	42.0
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	18.4
Reserved for issuance under Standby Equity Purchase Agreement	118.7
Reserved for issuance pursuant to legal settlement, subject to court approval	49.0
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	494.0
Common stock outstanding	1,265.9

As of November 30, 2025, we had approximately 490.1 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of November 30, 2025, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 3, Accrued Liabilities and Compensation, Note 4, Convertible Instruments and Accrued Interest, and Note 10, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 4 and 9 in Part II, Item 8 in the 2025 Form 10-K.

Legal Proceedings

The Company is a party to various legal proceedings described in Part I, Item 1, Note 10, Commitments and Contingencies – Legal Proceedings of this Form 10-Q. The Company recognizes accruals for such proceedings to the extent a loss is determined to be both probable and reasonably estimable. The best estimate of a loss within a possible range is accrued; however, if no estimate in the range is more probable than another, then the minimum amount in the range is accrued. If it is determined that a material loss is not probable but reasonably possible and the loss or range of loss can be estimated, the possible loss is disclosed.

It generally is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of November 30, 2025, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q, other than approximately $16.6 million in connection with an agreement in principle to settle the Securities Class Action, as discussed above under “Corporate Developments.”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the six months ended November 30, 2024. Net income of $14.5 million in the six months ended November 30, 2024, resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company had an accumulated deficit of approximately $915.9 million as of November 30, 2025. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Accounting Pronouncements

Refer to Part I, Item 1, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements in this Form 10-Q for the discussion.

Critical Accounting Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s critical accounting estimates are described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2025. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded, based upon the evaluation described above, that as of November 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended November 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 10, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

We are subject to various risks, including risk factors identified in our 2025 Form 10-K. You should carefully consider those risk factors in addition to the risk factor set forth below and other information in this Form 10-Q.

Although we have reached an agreement in principle to resolve the ongoing class-action litigation filed against us, failure to finalize the contemplated settlement may result in material harm to our business.

On November 23, 2025, we reached an agreement in principle to settle the Securities Class Action. The agreement in principle provides for payment by the Company to the class of $500,000 in cash and 49 million shares of common stock of the Company in exchange for the dismissal and release of all claims against all defendants in the class action, subject to final documentation, court approval, and other conditions. There is no assurance that the settlement will ultimately be finalized on the terms currently contemplated, or at all. The inability of the parties to finalize the settlement may have a material adverse effect on the Company’s financial condition, results of operations, cash flows and stock price. See Note 10, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In October through December 2025, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into exchange agreements pursuant to which portions of the original note were partitioned into new notes with an aggregate principal amount of approximately $2.3 million. The new note was exchanged concurrently with issuance of a total of approximately 8.1 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

Standby Equity Purchase Agreement

In November 2025, the Company issued approximately 0.6 million shares of common stock to Yorkville as a portion of the Commitment Shares. Additionally, In December 2025 and January 2026, the Company issued Yorkville a total of approximately 2.4 million shares of common stock in connection with approximately $0.7 million of Advance Notices. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as amended November 21, 2025		POS AM	3.1	12/10/2025

10.1	Standby Equity Purchase Agreement dated November 3, 2025, by and between the Registrant and YA II PN, Ltd.		8-K	10.1	11/3/2025

31.1	Rule 13a-14(a) Certification by Principal Executive Officer of the Registrant.	X

31.2	Rule 13a-14(a) Certification by Principal Financial Officer of the Registrant.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: January 9, 2026	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: January 9, 2026	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)