Form 10-Q
period 2026-02-28
CytoDyn Inc.
filed 2026-04-08
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

On March 31, 2026, there were 1,366,030 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	February 28, 2026	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$15,655	$11,903
Prepaid expenses	448	252
Prepaid service fees	2,335	3,723
Other receivables	—	2,000
Total current assets	18,438	17,878
Other non-current assets	59	169
Total assets	$18,497	$18,047
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,478	$14,692
Accrued liabilities and compensation	15,825	2,206
Accrued interest on convertible notes	11,750	18,151
Accrued dividends on convertible preferred stock	9,375	8,269
Convertible notes payable, net	—	27,200
Total current liabilities	50,428	70,518
Convertible notes payable, net	27,200	—
Accrued interest on convertible notes	1,585	—
Other liabilities (Note 10)	43,571	43,571
Total liabilities	122,784	114,089
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at February 28, 2026 and May 31, 2025	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at February 28, 2026 and May 31, 2025	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at February 28, 2026 and May 31, 2025	—	—
Common stock, $0.001 par value; 2,250,000 shares authorized; 1,358,242 and 1,249,460 issued, and 1,357,956 and 1,249,174 outstanding at February 28, 2026 and May 31, 2025, respectively	1,358	1,249
Treasury stock, $0.001 par value; 286 shares at February 28, 2026 and May 31, 2025	—	—
Additional paid-in capital	814,978	790,495
Accumulated deficit	(920,623)	(887,786)
Total stockholders’ deficit	(104,287)	(96,042)
Total liabilities and stockholders' deficit	$18,497	$18,047

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$1,654	$1,516	$5,166	$5,423
Research and development	4,649	2,487	11,183	(20,150)
Legal settlement loss	—	—	16,587	—
Total operating expenses	6,303	4,003	32,936	(14,727)
Operating (loss) gain	(6,303)	(4,003)	(32,936)	14,727
Interest and other income (expense):
Interest income	15	173	166	441
Interest on convertible notes	(614)	(1,143)	(1,934)	(3,469)
Amortization of discount on convertible notes	—	(110)	—	(348)
Standby equity purchase agreement commitment fee	—	—	(325)	—
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(1,628)	—	(1,628)	—
Legal settlement revaluation	3,842	—	3,842	—
Loss on induced conversion	—	—	—	(1,180)
Finance charges	(2)	(2)	(22)	(25)
Gain on restructuring of payables	—	327	—	407
Loss on derivatives	—	—	—	(852)
Total interest and other expenses	1,613	(755)	99	(5,026)
(Loss) gain before income taxes	(4,690)	(4,758)	(32,837)	9,701
Income tax benefit	—	—	—	—
Net (loss) income	$(4,690)	$(4,758)	$(32,837)	$9,701

(Loss) income per share:
Basic	$(0.00)	$(0.00)	$(0.03)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.03)	$0.01

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,275,184	1,228,259	1,262,834	1,194,561
Diluted	1,275,184	1,228,259	1,262,834	1,225,538

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2025	34	$—	1,249,460	$1,249	286	$—	$790,495	$(887,786)	$(96,042)
Issuance of stock for convertible note repayment	—	—	7,462	8	—	—	2,242	—	2,250
Stock option exercises	—	—	100	—	—	—	21	—	21
Warrant exercises	—	—	23	—	—	—	—	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	—	—	(5,540)	(5,540)
Balance at August 31, 2025	34	$—	1,257,045	$1,257	286	$—	$792,565	$(893,326)	$(99,504)
Issuance of stock for convertible note repayment	—	—	8,060	8	—	—	2,242	—	2,250
Warrant exercises	—	—	399	—	—	—	—	—	—
Standby equity purchase agreement commitment fee	—	—	635	1	—	—	299	—	300
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	—	—	(22,607)	(22,607)
Balance at November 30, 2025	34	—	1,266,139	1,266	286	—	794,920	(915,933)	(119,747)
Issuance of stock for convertible note repayment	—	—	8,562	9	—	—	2,241	—	2,250
Stock issued for private offerings	—	—	80,341	80	—	—	19,941	—	20,021
Issuance costs related to stock to be issued for private offerings	—	—	—	—	—	—	(3,075)	—	(3,075)
Standby equity purchase agreement advance notices	—	—	3,200	3	—	—	871	—	874
Dividends accrued on Series C and D preferred stock	—	—	—	—	—	—	(364)	—	(364)
Stock-based compensation	—	—	—	—	—	—	444	—	444
Net loss	—	—	—	—	—	—	—	(4,690)	(4,690)
Balance at February 28, 2026	34	$—	1,358,242	$1,358	286	$—	$814,978	$(920,623)	$(104,287)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	8,777	9	—	—	991	—	1,000
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	152	—	—	13,874	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(372)	—	(372)
Stock-based compensation	—	—	—	—	—	—	136	—	136
Net income	—	—	—	—	—	—	—	19,227	19,227
Balance at August 31, 2024	34	$—	1,220,284	$1,220	443	$—	$785,874	$(872,304)	$(85,210)
Issuance of stock for convertible note repayment	—	—	3,233	4	—	—	416	—	420
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Net loss	—	—	—	—	—	—	—	(4,768)	(4,768)
Balance at November 30, 2024	34	—	1,223,517	1,224	443	—	786,458	(877,072)	(89,390)
Issuance of stock for convertible note repayment	—	—	7,802	8	—	—	1,165	—	1,173
Stock option exercises	—	—	100	—	—	—	21	—	21
Stock issued for compensation	—	—	162		—	—	40	—	40
Stock adjustment	—	—	(651)	(1)	(157)	—	—	—	(1)
Exercise of warrants, net of issuance costs	—	—	1,661	2	—	—	(1)	—	1
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(365)	—	(365)
Stock-based compensation	—	—	—	—	—	—	300	—	300
Net loss	—	—	—	—	—	—	—	(4,758)	(4,758)
Balance at February 28, 2025	34	$—	1,232,591	$1,233	286	$—	$787,618	$(881,830)	$(92,979)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended February 28,
	2026	2025

Cash flows from operating activities:
Net (loss) income	$(32,837)	$9,701
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	13	14
Standby equity purchase agreement non-cash commitment fee	300	—
Issuance costs for private placement of shares and warrants through placement agent	1,628	—
Amortization of discount on convertible notes	—	348
Gain on restructuring of payables	—	(407)
Loss on derivatives	—	852
Loss on induced conversion	—	1,180
Stock-based compensation	807	1,013
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,289	(3,483)
Accounts payable, accrued expenses, and other liabilities	14,481	(12,320)
Net cash used in operating activities	(12,319)	(3,102)
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	—	10,377
Proceeds from sale of common stock and warrants, net of issuance costs	15,318	—
Proceeds from standby equity purchase agreement, net of issuance costs	874	—
Proceeds from exercise of stock options	21	21
Cash paid for note payable	(142)	(710)
Net cash provided by financing activities	16,071	9,688
Net change in cash and cash equivalents	3,752	6,586
Cash and cash equivalents at beginning of period	11,903	9,814
Cash and cash equivalents at end of period	$15,655	$16,400
Supplemental disclosure:
Cash paid for interest	$20	$25
Non-cash investing and financing transactions:
Issuance of common stock for interest on convertible notes	$6,750	$2,593
Accrued dividends on Series C and D convertible preferred stock	$1,106	$1,106
Warrants issued to placement agent	$2,573	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2026

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

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the nine months ended February 28, 2025 due to a one-time return of clinical expenses. The Company has an accumulated deficit of approximately $920.6 million as of February 28, 2026. These factors, among others, including the various matters discussed in Note 10, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The unaudited consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and discussions with the U.S. Food and Drug Administration (“FDA”), which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include, but are not limited to, those relating to stock-based compensation, and the assumptions used to value warrants and warrant modifications. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits and money market funds. Our investments in money market funds are recorded at fair value. The value of the money market fund as of February 28, 2026, and May 31, 2025, was approximately $2.1 million and $11.4 million, respectively.

Fair value of financial instruments

In accordance with the prescribed accounting guidance, the Company measured fair value of money market funds, and common shares related to the Securities Class Action Lawsuits settlement (for further information, see Note 10, Commitments and Contingencies) using the fair value hierarchy which include:

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

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows (in thousands):

	February 28, 2026	May 31, 2025
Compensation and related expense	$255	$278
Legal settlement	12,745	—
Legal fees	15	50
Clinical expense	2,213	487
License fees	563	1,105
Lease payable	34	141
Other liabilities	—	145
Total accrued liabilities	$15,825	$2,206

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	February 28, 2026			May 31, 2025
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,670	10,565	190	12,670	10,565
Undeclared dividends	$28	$—	$—	$24	$—	$—
Accrued dividends	$—	$4,243	$5,132	$—	$3,769	$4,500
Total shares of common stock if dividends converted	56	8,486	10,264	48	7,538	9,000

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of February 28, 2026 and May 31, 2025:

	February 28, 2026			May 31, 2025
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable outstanding principal	$2,831	$24,369	$27,200	$2,831	$24,369	$27,200
Accrued interest on convertible notes	5,755	7,580	13,335	5,378	12,773	18,151
Outstanding convertible notes payable, net and accrued interest	$8,586	$31,949	$40,535	$8,209	$37,142	$45,351

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2025	$8,209	$37,142	$45,351
Interest expense	377	1,557	1,934
Fair market value of shares exchanged for repayment	—	(6,750)	(6,750)
Outstanding balance at February 28, 2026	$8,586	$31,949	$40,535

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes (the “Notes”) are as follows:

	February 28, 2026
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	6%	6%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2026	April 23, 2026
Security interest	All Company assets excluding intellectual property

In addition to standard anti-dilution adjustments, the conversion price of the Notes is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered, or become registered under the Securities Act of 1933, as amended (the “Securities Act”). The Notes provide for liquidated damages upon failure to deliver common stock within specified timeframes and require the Company to maintain a share reservation of 6.0 million shares of common stock for each Note. Subsequent to February 28, 2026, the Company and the noteholders entered into amendments to the existing Note terms, extending the maturity date of each Note by three years and lowering the interest rate of the Notes to 5%. For further information, see Note 12, Subsequent Events.

During the nine months ended February 28, 2026, in satisfaction of the required monthly payments, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of approximately $6.8 million, which were exchanged concurrently for shares of the Company’s common stock of equal value, amounting to approximately 24.1 million shares of common stock. The monthly payments were applied to accrued interest on the April 23, 2021 Note. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a total amount of $31.9 million.

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

Pursuant to and subject to the terms of the Purchase Agreement, for 36 months following the date of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Yorkville, and Yorkville is obligated to purchase from the Company, shares of the Company’s common stock.

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

As consideration for Yorkville’s commitment to purchase the common stock pursuant the Purchase Agreement, the Company (i) paid Yorkville a structuring fee in the amount of $25,000; and (ii) will pay a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”), to be paid in the form of shares of common stock issued to Yorkville (the “Commitment Shares”), of which one-half was issued on November 3, 2025, and the remaining one-half shall be issued on the six-month anniversary of the Purchase Agreement.

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

During the nine months ended February 28, 2026, pursuant to the Purchase Agreement, the Company sold approximately 3.2 million shares of common stock in exchange for approximately $0.9 million in cash.

Private placement of common stock and warrants through placement agent

On February 27, 2026, the Company concluded a private offering to accredited investors of units through a placement agent that commenced in January 2026 (the “Placement Agent Offering”). Each unit consists of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit, $0.2153 (the “deal price”), was equal to 90% of the intraday volume weighted average prices of the common stock as of the initial closing on January 30, 2026. The Company sold approximately 81.3 million units for a total of approximately $17.5 million in cash in the Placement Agent Offering. Of these, approximately $16.3 million of proceeds relating to approximately 75.9 million units had been remitted to the Company by February 28, 2026. The Company classified the securities issued in the private placement as a liability until the final close, when it was reclassified as equity.

The warrants issued to the investors in the private placement have a five-year term and an exercise price of $0.26 per share. The warrants were fully exercisable when issued. Except as described above, the terms of the warrants will be substantially similar to the form of warrant included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021.

The Company has agreed to use commercially reasonable efforts to prepare and file, and cause the SEC to declare effective, a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares of common stock and the shares to be received upon the exercise of the warrants sold in the private placement.

As compensation to the placement agent, the Company has paid a cash fee equal to 13% of the gross proceeds received from qualified investors. The Company has also issued to the placement agent or its designees warrants to purchase approximately 12.2 million shares of common stock with an exercise price equal to the deal price. Additionally, the placement agent was given the right to exchange warrants to purchase up to 3.0 million shares for newly issued warrants to purchase an equal number of shares, also with an exercise price equal to the deal price. All warrants issued to the placement agent in connection with the private placement include a cashless exercise provision and are exercisable for a period of 10 years from the date of issuance.

Based on contractual payment terms, the private placement transactions above are considered convertible debt instruments prior to final settlement, and the option to enter a final closing that would lower the purchase price is considered a share-settled redemption feature. Therefore, approximately $1.6 million of cash and non-cash issuance costs associated with such issuances were capitalized and subsequently recognized through the statement of operations as interest expense on the final closing date.

Direct Private Sales of Common Stock and Warrants to Accredited Investors

On January 23, 2026, in a private sale by the Company directly to an accredited investor, the Company issued a total of 3,944,773 shares of common stock in exchange for total gross cash proceeds to the Company of approximately $1.0 million. The transaction did not include warrants.

On February 26, 2026, the Company accepted a $100,000 investment from an accredited investor in a transaction not involving a placement agent. The terms of the investment were identical to those of the Placement Agent Offering described above. Based on the deal price of $0.2153 per unit, the accredited investor received 464,468 units.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2025	213,128	$0.27	3.71	$27,923
Granted	87,786	$0.25
Exercised	(597)	$0.09		129
Forfeited, expired, and cancelled	(105)	$3.07
Warrants outstanding at February 28, 2026	300,212	$0.26	3.75	$13,391
Warrants outstanding and exercisable at February 28, 2026	300,212	$0.26	3.75	$13,391

Warrant exercises

During the nine months ended February 28, 2026, the Company issued approximately 0.4 million shares of common stock in connection with the cashless exercise of approximately 0.6 million warrants with stated exercise prices of $0.09387 per share.

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of February 28, 2026, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of February 28, 2026 and May 31, 2025, the EIP covered a total of 79.3 million and 66.8 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2025. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended February 28, 2026 and 2025 was approximately $0.5 million and $0.3 million, respectively, and for the nine months ended February 28, 2026 and 2025 was $0.8 million and $1.0 million, respectively. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2025	38,324	$0.46	7.65	$4,039
Granted	925	$0.29
Exercised	(100)	$0.21		6
Forfeited, expired, and cancelled	(905)	$1.14
Options outstanding at February 28, 2026	38,244	$0.44	6.98	$1,794
Options outstanding and exercisable at February 28, 2026	31,322	$0.44	6.66	$1,320

During the nine months ended February 28, 2026 and 2025, stock options for approximately 0.9 million shares and 11.7 million shares, respectively, were granted. Of the options granted in the current year, approximately 0.6 million vest over four years, and approximately 0.3 million vest over one year. Of the options granted in the prior year, approximately 5.7 million vest over four years, and approximately 6.0 million vest over one year. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.26 and $0.12 for the stock options granted in the nine months ended February 28, 2026 and 2025, respectively.

PSUs

The following table summarizes the Company’s PSU activity:

Weighted average
	Number of	Weighted average	remaining contractual
(shares in thousands)	RSUs and PSUs (1)	grant date fair value	life in years
Unvested PSUs at May 31, 2025	3,500	0.41	1.75
PSUs granted	—
PSUs forfeited	—
PSUs vested	—
Unvested PSUs at February 28, 2026	3,500	$0.41	1.00

(1)	The number of PSUs disclosed in this table are at the target level of 100%.

The vesting of the PSUs is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSUs by a payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of February 28, 2026, unrecognized compensation expense related to the unvested portion of the Company’s PSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Note 7. (Loss) Income per Share

Basic (loss) income per share is computed by dividing the net (loss) income adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Basic and diluted (loss) income per share for the three and nine months ended February 28, 2026 and 2025 were calculated as follows:

	Three months ended February 28,		Nine months ended February 28,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(4,690)	$(4,758)	$(32,837)	$9,701
Less: Accrued preferred stock dividends	(364)	(365)	(1,106)	(1,106)
Basic net (loss) income applicable to common stockholders	(5,054)	(5,123)	(33,943)	8,595
Diluted net (loss) income applicable to common stockholders	$(5,054)	$(5,123)	$(33,943)	$8,595

Denominator:
Basic weighted average common shares outstanding	1,275,184	1,228,259	1,262,834	1,194,561
Effect of dilutive securities:
Warrant exercises	—	—	—	30,352
Preferred stock conversions	—	—	—	625
Diluted weighted average common shares outstanding	1,275,184	1,228,259	1,262,834	1,225,538

Basic (loss) income per share	$(0.00)	$(0.00)	$(0.03)	$0.01
Diluted (loss) income per share	$(0.00)	$(0.00)	$(0.03)	$0.01

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, PSUs, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three and nine months ended February 28,
(in thousands)	2026	2025
Stock options, PSUs, and warrants	341,956	231,027
Convertible notes	12,000	12,000
Convertible preferred stock	42,232	39,265

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

The Company had no income tax expense for the three and nine months ended February 28, 2026 and 2025. The provision for income taxes for the three and nine months ended February 28, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2026 and 2025, respectively. For the three and nine months ended February 28, 2026, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

Note 9. Fair Value Measurement

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

(in thousands)	February 28, 2026	May 31, 2025	level
Assets:
Cash	$13,591	$534	Level 1
Money market funds	2,064	11,369	Level 1

Liabilities:
Common stock	$(12,245)	$—	Level 1

Our investments in money market funds, and common stock are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Operating lease commitments

The Company leases its principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on April 30, 2026. Consistent with the guidance in ASC 842, Leases, the Company has recorded this lease in its consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended February 28, 2026 and 2025 were approximately $31.0 thousand and $26.0 thousand, respectively, and for the nine months ended February 28, 2026 and 2025 were approximately $0.1 million. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	February 28, 2026	May 31, 2025
Assets
Right-of-use asset	$33	$130
Liabilities
Current operating lease liability	$34	$141
Non-current operating lease liability	—	—
Total operating lease liability	$34	$141

The minimum (base rental) lease payments are expected to be as follows as of February 28, 2026 (in thousands):

Fiscal Year	Amount
2026 - 3 months remaining	$31
Thereafter	—
Total operating lease payments	31
Less: imputed interest	3
Present value of operating lease liabilities	$34

Supplemental information related to operating leases was as follows:

	February 28, 2026
Weighted average remaining lease term	0.2	years
Weighted average discount rate	10.0%

PRO 140 Acquisition and Licensing Arrangements

Refer to Note 9, Commitments and Contingencies, in the 2025 Form 10-K for additional information.

Legal proceedings

On November 30, 2025, the Company recorded an accrual of approximately $16.5 million, which was revalued to approximately $12.7 million as of February 28, 2026, related to the Securities Class Action Lawsuits described below. The Company did not record any other accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain.

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

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials, and its human immunodeficiency virus (“HIV”) Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint was brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants filed motions to dismiss the second amended complaint in whole or in part. By order dated June 25, 2025, the court denied defendants’ motions to dismiss.

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

	Three months ended February 28,		Nine months ended February 28,
(in thousands, except for per share data)	2026	2025	2026	2025
Expenses(1):
General and administrative expense(2)	$1,561	$1,334	$4,890	$4,785
Research and development(3)	4,298	2,329	10,652	4,460
Return of clinical expenses	—	—	—	(24,985)
Legal settlement loss	—	—	16,587	—
Stock-based compensation expense	444	340	807	1,013
Total operating expenses	6,303	4,003	32,936	(14,727)
Operating (loss) gain	(6,303)	(4,003)	(32,936)	14,727
Interest income	15	173	166	441
Interest on convertible notes	(614)	(1,143)	(1,934)	(3,469)
Amortization of discount on convertible notes	—	(110)	—	(348)
Standby equity purchase agreement commitment fee	—	—	(325)	—
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(1,628)	—	(1,628)	—
Legal settlement revaluation	3,842	—	3,842	—
Loss on induced conversion	—	—	—	(1,180)
Finance charges	(2)	(2)	(22)	(25)
Gain on restructuring of payables	—	327	—	407
Loss on derivatives	—	—	—	(852)
Segment net (loss) income	(4,690)	(4,758)	(32,837)	9,701
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net (loss) income	$(4,690)	$(4,758)	$(32,837)	$9,701

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) General and administrative expense for the three months ended February 28, 2026, and 2025 is net of approximately $0.1 million and $0.1 million, respectively, of stock-based compensation expense, and for the nine months ended February 28, 2026 and 2025 is net of approximately $0.3 million and $0.6 million, respectively, of stock-based compensation expense.

(3) Research and development expense for the three months ended February 28, 2026 and 2025 is net of $0.4 million and $0.2 million, respectively, of stock-based compensation expense, and for the nine months ended February 28, 2026 and 2025 is net of approximately $0.5 million and $0.4 million, respectively, of stock-based compensation expense. During the nine months ended February 28, 2025, research and development expense included the return of $25.0 million of clinical expenses in the settlement of a dispute with Amarex. See Note 9, Commitments and Contingencies – Legal Proceedings – Settlement of Amarex Dispute in the 2025 Form 10-K for additional discussion.

Note 12. Subsequent Events

Extension(s) to April 2, 2021 and April 23, 2021 Notes

On March 24, 2026, the Company and the holders of the April 2, 2021 and April 23, 2021 Notes (each a “Noteholder” and together, the “Noteholders”) agreed to extend the maturity date of each of the Notes by 36 months (the “Extension Period”). In consideration, the Company agreed to make a monthly payment covering both Notes in the total amount of $1,000,000 to the Noteholders in the form of shares of common stock, calculated based on (i) the previous trading day’s closing price, or (ii) the average of the closing prices for the previous five trading days, whichever is lower. Monthly payments will be made through the extended maturity dates of April 5, 2029 and April 23, 2029, respectively. The annual interest rate for each Note was also reduced to 5% as part of the extension.

Note conversion

In March 2026, in satisfaction of the required monthly payment, the Company and the Noteholder of the April 23, 2021 Note entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $0.8 million. The new note was exchanged concurrently for approximately 2.7 million shares of common stock.

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

Corporate Developments

Refer to Note 5, Equity - Private Placement of Common Stock and Warrants through Placement Agent and Item 1, Note 12, Subsequent Events.

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

The results of operations were as follows for the periods presented:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands, except for per share data)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
General and administrative	$1,654	$1,516	$138	9%	$5,166	$5,423	$(257)	(5)%
Research and development	4,649	2,487	2,162	87	11,183	(20,150)	31,333	155
Legal settlement loss	—	—	—	—	16,587	—	16,587	100
Total operating expenses	6,303	4,003	2,300	57	32,936	(14,727)	47,663	324
Operating (loss) gain	(6,303)	(4,003)	(2,300)	(57)	(32,936)	14,727	(47,663)	(324)
Interest and other income (expense):
Interest income	15	173	(158)	(91)	166	441	(275)	(62)
Interest on convertible notes	(614)	(1,143)	529	46	(1,934)	(3,469)	1,535	44
Amortization of discount on convertible notes	—	(110)	110	100	—	(348)	348	100
Standby equity purchase agreement commitment fee	—	—	—	—	(325)	—	(325)	(100)
Issuance costs for private placement of shares and warrants through placement agent	(1,628)	—	(1,628)	(100)	(1,628)	—	(1,628)	(100)
Legal settlement revaluation	3,842	—	3,842	100	3,842	—	3,842	100
Loss on induced conversion	—	—	—	—	—	(1,180)	1,180	100
Finance charges	(2)	(2)	—	—	(22)	(25)	3	12
Gain on restructuring of payables	—	327	(327)	(100)	—	407	(407)	(100)
Loss on derivatives	—	—	—	—	—	(852)	852	100
Total interest and other expenses	1,613	(755)	2,368	314	99	(5,026)	5,125	102
(Loss) gain before income taxes	(4,690)	(4,758)	68	1	(32,837)	9,701	(42,538)	(438)
Income tax benefit	—	—	—	—	—	—	—	—
Net (loss) income	$(4,690)	$(4,758)	$68	1%	$(32,837)	$9,701	$(42,538)	(438)%
(Loss) income per share:
Basic	$(0.00)	$(0.00)	$—	(100)%	$(0.03)	$0.01	$(0.04)	(400)%
Diluted	$(0.00)	$(0.00)	$—	(100)%	$(0.03)	$0.01	$(0.04)	(400)%

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,275,184	1,228,259	46,925	4	1,262,834	1,194,561	68,273	6%
Diluted	1,275,184	1,228,259	46,925	4	1,262,834	1,225,538	37,296	3%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Salaries, benefits, and other compensation	$584	$379	$205	54%	$1,571	1,139	$432	38%
Stock-based compensation	93	182	(89)	(49)	276	638	(362)	(57)
Legal fees	326	235	91	39	993	1,374	(381)	(28)
Insurance	284	301	(17)	(6)	824	944	(120)	(13)
Other	367	419	(52)	(12)	1,502	1,328	174	13
Total general and administrative	$1,654	$1,516	$138	9%	$5,166	$5,423	$(257)	(5)%

The increase in G&A expenses for the three-month period ended February 28, 2026, compared to the same period in the prior year, was primarily due to salaries, benefits, and other compensation, primarily attributable to headcount increases.

The decrease in G&A expenses for the nine-month period ended February 28, 2026, compared to the same period in the prior year, was primarily due to legal fees and stock-based compensation, offset by an increase in salaries, benefits, and other compensation. The decrease in legal fees is primarily attributable to decreased legal activity compared to the prior year. The decrease in stock-based compensation is primarily due to difference in timing of annual option grants. The increase in salaries, benefits, and other compensation is primarily attributable to headcount increases.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Clinical	$4,323	$1,828	$2,495	136%	$9,338	$3,388	$5,950	176%
Non-clinical	320	371	(51)	(14)	741	700	41	6
CMC	404	597	(193)	(32)	1,227	957	270	28
License and patent fees	(398)	(309)	(89)	29	(123)	(210)	87	(41)
Return of clinical expenses	—	—	—	—	—	(24,985)	24,985	(100)
Total research and development	$4,649	$2,487	$2,162	87%	$11,183	$(20,150)	$31,333	(155)%

The increases in R&D expenses in the three- and nine-month periods ended February 28, 2026, compared to the same periods in the prior year, were due to higher clinical expenses related to the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer in the fiscal 2026 periods. Additionally with regard to the nine-month period ended February 28, 2026, the primary factor contributing to the increase in R&D expenses was a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in the nine-month period ended February 28, 2025.

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

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended February 28,		Change		Nine months ended February 28,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income	$15	$173	$(158)	(91)%	$166	441	$(275)	(62)%
Interest on convertible notes	(614)	(1,143)	529	46	(1,934)	$(3,469)	1,535	(44)
Amortization of discount on convertible notes	—	(110)	110	100	—	(348)	348	(100)
Standby equity purchase agreement commitment fee	—	—	—	—	(325)	—	(325)	100
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(1,628)	—	(1,628)	(100)	(1,628)	—	(1,628)	(100)
Legal settlement revaluation	3,842	—	3,842	100	3,842	—	3,842	100
Loss on induced conversion	—	—	—	—	—	(1,180)	1,180	(100)
Finance charges	(2)	(2)	—	—	(22)	(25)	3	(12)
Gain on restructuring of payables	—	327	(327)	(100)	—	407	(407)	(100)
Loss on derivatives	—	—	—	—	—	(852)	852	(100)
Total interest and other expenses	$1,613	$(755)	$2,368	(314)%	$99	$(5,026)	$5,125	(102)%

The decrease in interest and other expenses for the three-month period ended February 28, 2026, compared with the same period in the prior year, was primarily due to the legal settlement revaluation, which is related to the change in value of the Securities Class Action Lawsuits settlement. The decrease was partially offset by an increase in issuance costs related to the private placement of common stock and warrants through a placement agent.

The decrease in interest and other expenses for the nine-month period ended February 28, 2026, compared with the same period in the prior year, was primarily due to the legal settlement revaluation, interest on convertible notes payable, loss on induced conversion, and loss on derivatives. The legal settlement revaluation is related to the change in value of the Securities Class Action Lawsuits settlement. The decrease in interest on convertible notes payable is due to a lower interest rate compared to the prior period. The decrease in loss on induced conversion is due to the note payments in the current fiscal year being exchanged with an equal value of shares of common stock. The decrease in loss on derivatives is due to no derivative activity in the fiscal 2026 period. The decrease in interest and other expenses for the nine-month period ended February 28, 2026 was partially offset by issuance costs related to the private placement of common stock and warrants through a placement agent.

Liquidity and Capital Resources

As of February 28, 2026, we had a total of approximately $15.7 million in cash and cash equivalents and approximately $50.4 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of February 28, 2026, we had approximately 312.8 million shares of common stock available for issuance in new financing transactions.

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

On November 3, 2025, the Company entered into a purchase agreement with Yorkville pursuant to which the Company has the right to sell to the Investor up to $30.0 million of its shares of common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement.

Future third-party funding arrangements may also require the Company to relinquish valuable rights. Additional capital, if available, may not be available on reasonable or non-dilutive terms.

Cash and cash equivalents

The Company’s cash and cash equivalents position of approximately $15.7 million as of February 28, 2026, increased by approximately $3.8 million when compared to the balance of $11.9 million as of May 31, 2025. This increase was primarily the result of approximately $16.1 million cash provided by financing activities offset by operational expenses. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Nine months ended February 28,		Change
(in thousands)	2026	2025	$
Net cash (used in) provided by:
Net cash (used in) provided by operating activities	$(12,319)	$(3,102)	$(9,217)
Net cash (used in) provided by financing activities	$16,071	$9,688	$6,383

Cash used in operating activities

Net cash used in operating activities totaled approximately $12.3 million during the nine months ended February 28, 2026, representing an increase of approximately $9.2 million compared to the nine months ended February 28, 2025. The increase in the net amount of cash used in operating activities was due primarily to a one-time legal settlement of approximately $10.0 million in the prior period.

Cash provided by financing activities

Net cash used in financing activities totaled approximately $16.1 million during the nine months ended February 28, 2026, an increase of approximately $6.4 million compared to the nine months ended February 28, 2025. The increase in net cash provided was primarily the result of the private sale of common stock and warrants.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million, resulting in net cash proceeds of $25.0 million after $3.4 million of debt discount and $0.1 million of offering costs. At February 28, 2026, the Note terms provided for accruing interest daily at a rate of 6% per annum, a stated conversion price of $10.00 per share, and maturity in April 2026. Subsequent to February 28, 2026, the Company and the Noteholders entered into an amendment to the Note, extending the maturity date by 36 months, changing the required monthly payment, and lowering the interest rate to 5%. For more information, see Note 12, Subsequent Events in Part I, Item 1 of this Form 10-Q. As of February 28, 2026, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.6 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million, resulting in net cash proceeds of $25.0 million after $3.4 million of debt discount and $0.1 million of offering costs. At February 28, 2026, the Note terms provided for accruing interest daily at a rate of 6% per annum, a stated conversion price of $10.00 per share, and maturity in April 2026. Subsequent to February 28, 2026, the Company and the Noteholders entered into an amendment to the Note, extending the maturity date by 36 months, changing the required monthly payment, and lowering the interest rate to 5%. For more information, see Note 12, Subsequent Events in Part I, Item 1 of this Form 10-Q. As of February 28, 2026, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $31.9 million. In March 2026, in satisfaction of the required monthly payment, the Company and the Noteholder of the April 23, 2021 Note entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $0.8 million. The new note was exchanged concurrently for approximately 2.7 million shares. Refer to Item 1, Note 12. Subsequent Events.

Common stock

We have 2,250.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	February 28, 2026
Issuable upon:
Warrant exercises	300.2
Convertible preferred stock and undeclared dividends conversion	42.2
Outstanding stock option exercises or vesting of outstanding PSUs	41.7
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	18.6
Reserved for issuance under Standby Equity Purchase Agreement	115.5
Reserved for issuance pursuant to legal settlement, subject to court approval	49.0
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	579.2
Common stock outstanding	1,358.0

As of February 28, 2026, we had approximately 312.8 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of February 28, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

It generally is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of February 28, 2026, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q, other than approximately $12.7 million in connection with an agreement in principle to settle the Securities Class Action, as discussed above under “Corporate Developments.”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the nine months ended February 28, 2025. Net income of $9.7 million in the nine months ended February 28, 2025, resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company had an accumulated deficit of approximately $920.6 million as of February 28, 2026. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2026. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded, based upon the evaluation described above, that as of February 28, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended February 28, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In March 2026, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into new notes with a principal amount of approximately $0.8 million. The new note was exchanged concurrently with issuance of a total of approximately 2.7 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

Item 6. Exhibits

(a)Exhibits:

Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

10.1	Amendment to Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	X

10.2	Amendment to Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	X

31.1	Rule 13a-14(a) Certification by Principal Executive Officer of the Registrant.	X

31.2	Rule 13a-14(a) Certification by Principal Financial Officer of the Registrant.	X

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTODYN INC.
(Registrant)

Dated: April 8, 2026	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: April 8, 2026	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)