Form 10-K
period 2026-05-31
CytoDyn Inc.
filed 2026-08-31
CIK 1175680

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

Registrant’s Telephone Number, including area code: (360) 980‑8524

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $417,678 thousand as of November 30, 2025.

As of July 31, 2026, the registrant had 1,381,942 thousand shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders	Part III

CYTODYN INC.

FORM 10‑K FOR THE YEAR ENDED May 31, 2026

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

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific and competitive data and information about current business plans.

Forward-looking statements include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company's ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales and the strength of the Company’s leadership team. The Company's forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the U.S. Food and Drug Administration (the “FDA”) and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to recruit and retain key employees; (v) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations and the regulatory approval process; (xiii) legal proceedings, investigations or inquiries affecting the Company or its products, including the finalization of an agreement in principle to settle the class-action litigation filed against the Company in the state of Washington; (xiv) general economic and business conditions; (xv) changes in domestic and foreign political and social conditions; (xvi) stockholder actions or proposals with regard to the Company, its management or its Board of Directors; and (xvii) various other matters, many of which are beyond the Company’s control.

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

PART I

Item 1. BUSINESS

Corporate History/Business Overview

CytoDyn Inc. (together with its wholly owned subsidiary, the “Company”) was originally incorporated under the laws of Colorado on May 2, 2002, under the name RexRay Corporation and, effective August 27, 2015, reincorporated under the laws of Delaware. The Company is a clinical-stage biotechnology company focused on the clinical development of innovative treatments for multiple therapeutic indications based on its product candidate, leronlimab (also referred to as PRO 140), a novel humanized monoclonal antibody targeting the C-C chemokine receptor type 5 (“CCR5”). The preclinical and early clinical development of PRO 140 was led by Progenics through 2011. The Company acquired the asset from Progenics in October 2012. In November 2018, the United States Adopted Names Council adopted “leronlimab” as the official nonproprietary name for PRO 140.

Our principal business office is located at 1111 Main Street, Suite 660, Vancouver, Washington 98660. Our website can be found at www.cytodyn.com. We make available on our website, free of charge, the proxy statements and reports on Forms 8-K, 10-K and 10-Q that we file with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. By making this and other references to the Company’s website, we do not intend to incorporate by reference any information posted on our website into this Form 10-K. The website should not be considered part of this Form 10-K.

The consolidated financial statements included in this Form 10-K include the accounts of CytoDyn Inc. and its wholly owned subsidiary CytoDyn Operations Inc.

Business Overview

The Company is a clinical-stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for its potential in solid-tumor oncology. Leronlimab targets CCR5, a receptor increasingly recognized for its role in tumor progression, metastasis and immune regulation, providing the Company with the opportunity to explore a potentially differentiated therapeutic approach across multiple solid tumor indications.

Our current business strategy is to continue to pursue the clinical development of leronlimab, which may include the following:

1.
Complete our Phase 2 study of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer, also known as the CLOVER study;
2.
Conduct additional studies exploring leronlimab and its therapeutic potential in other solid-tumor oncology indications, including but not limited to metastatic triple-negative breast cancer; and
3.
Pursue strategic partnerships that will fund, advance and/or expedite clinical development and regulatory progress towards the prospective commercialization of leronlimab.

We may need significant additional funding to execute the above business strategy in full, which may include conducting a variety of additional preclinical studies and clinical trials, in furtherance of our efforts to obtain FDA approval to commercialize leronlimab. In addition to traditional fundraising, the Company will pursue non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships, to help implement its strategy.

Recent Corporate Developments

On April 21, 2026, we announced the successful completion of enrollment in our Phase 2 clinical study evaluating leronlimab in combination with trifluridine and tipiracil (TAS-102) plus bevacizumab in patients with CCR5-positive, microsatellite stable (MSS), relapsed/refractory metastatic colorectal cancer (mCRC), also known as the “CLOVER study”– CCR5-targeting Leronlimab With Oral Chemotherapy and VEGF-inhibitor Enriched Regimen (ClinicalTrials.gov Identifier: NCT06699836).

On April 19–21, 2026, we presented data at the American Association for Cancer Research (AACR) Annual Meeting 2026. The research presented at AACR examined the growing potential around leronlimab’s role in solid-tumor oncology. The presented abstracts were: Leronlimab induces PD-L1 expression and is associated with long-term survival with an ICI in PD-L1 low metastatic TNBC (Dr. Richard Pestell as lead author); and Preliminary results of a phase 2 study of leronlimab in combination with TAS-102 and bevacizumab in previously treated metastatic colorectal cancer (Dr. Pashtoon Kasi as lead author).

On April 27, 2026, the Company completed the successful enrollment and initial dosing of the first participant in its Expanded Access Program ("EAP") for patients with triple-negative breast cancer. The EAP is designed to provide eligible patients access to leronlimab outside of a clinical study setting. The program is intended for patients who have exhausted available treatment options and are not eligible for ongoing or planned clinical studies, in accordance with FDA guidelines.

On April 30, 2026, we held an investor update call highlighting our latest scientific, clinical, operational, and financial progress, as well as calendar year 2026 priorities and upcoming milestones. The investor update call included the presentation of early, interim readouts from the CLOVER study, as presented by Dr. Pashtoon Kasi, the Primary Investigator assigned to the study. A recording of the update webinar is currently available on the Investor Relations section of the Company’s website.

On June 4, 2026, Natera, Inc. and CytoDyn jointly announced a strategic collaboration to advance ctDNA-guided development and molecular response analysis in metastatic colorectal cancer. Under the agreement, Natera will assess our clinical trial samples from the CLOVER Phase 2 study. Natera will also provide customized real-world data (RWD) analyses leveraging its proprietary oncology database, which is the largest multi-timepoint early- and late-stage oncology dataset with more than 2 million plasma timepoints and enriched clinical and imaging records. Through this collaboration, we expect to gain valuable insights into ctDNA response kinetics and disease progression that may help guide future development strategies for leronlimab in colorectal cancer and potentially other solid tumor indications.

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

Research indicates that the CCR5 receptor works as a potential “GPS” system for cancer cells that promotes the spread of metastatic disease. Preclinical studies have shown that leronlimab blocks the calcium channel signaling of the CCR5 receptor and has the potential to disable this GPS system. CCR5 inhibition may disrupt signaling and ultimately diminish the spread of CCR5+ Circulating Tumor Cells (“CTCs”). Most current therapies are directed to the primary tumor rather than the tumor microenvironment, and/or the spread of cancer in the bloodstream. However, it is metastatic disease and not the primary tumor itself that is the cause of death in most cancer patients.

Research has shown that CCR5 expression is increased in a variety of solid tumors including breast, colon, prostate and pancreatic cancer, among others. Increased CCR5 expression has also been identified as an indicator of increased risk of progression in several cancers. Research has hypothesized that CCR5 may play a variety of roles in the progression of cancer. As already indicated, the CCR5 receptor on cancer cells appears to play a role in the migration and invasion of cancer cells into the bloodstream, which may lead to metastasis. Second, blocking the CCR5 receptor on immunosuppressive immune cells known as Regulatory T cells (Tregs) and Myeloid-derived suppressor cells (MDSCs) could unleash anti-tumor fighting immune cells into the tumor microenvironment. A third observation is that blocking the interaction of CCR5 with a chemokine known as RANTES (also known as CCL5) has a potentially synergistic effect with chemotherapy in causing DNA damage and promoting the death of cancer cells. Fourth, animal studies revealed a significant decrease in angiogenesis or new blood vessel formation following CCR5 inhibition with the administration of leronlimab. Such new blood vessel formation is critically important for the growth of tumors. And lastly, it is hypothesized that leronlimab exerts an effect on tissue macrophages in the tumor microenvironment to repolarize these cells into anti-tumor fighting cells.

Leronlimab and Colorectal Cancer (“CRC”)

In August 2024, the Company completed a meeting with the FDA to gain alignment on the rationale and proposed dosing for a Phase 2 study investigating the safety and activity of leronlimab in combination with trifluridine plus tipiracil (TAS-102) and bevacizumab in participants with CCR5+, microsatellite stable (“MSS”), relapsed or refractory metastatic colorectal cancer ("mCRC").

In October 2024, the Company engaged Syneos Health as the contract research organization (“CRO”) for its Phase 2 study of leronlimab in patients with relapsed/refractory MSS mCRC. Syneos Health is a leading fully integrated biopharmaceutical solutions organization that supports customers in accelerating the delivery of life-saving therapies to market. Syneos Health leverages advanced data analytics and artificial intelligence ("AI")/machine learning capabilities to improve outcomes at every stage of the asset lifecycle, from clinical development to commercialization.

In November 2024, the Company received clearance from the FDA to commence its Phase 2 CRC study. This milestone reflects the continued improvement in the Company’s relationship with the FDA.

In June 2025, the first patient was dosed in the CRC study and patient enrollment and initiation of additional clinical sites commenced through Syneos Health. As requested by the FDA, the first five patients enrolled in this study received 350 mg of leronlimab subcutaneously once/week in combination with TAS-102 and bevacizumab. After a preliminary safety review, subsequent patients were then randomized to 350 or 700 mg of weekly leronlimab with the same background regimen. The Data and Safety Monitoring Board (DSMB) performed a second safety review after the first 20 patients completed at least 1 cycle of therapy.

In July 2025, the Company presented clinical data at the European Society for Medical Oncology (“ESMO”) Gastrointestinal Cancers Congress 2025, sharing encouraging historical clinical findings among patients with advanced mCRC, previously treated with leronlimab. The results indicated that three of five patients treated with leronlimab had at least a partial response, as measured by radiologic criteria, including one patient with a complete response who remains alive five years later. These final results, from patients treated between April 2020 and January 2021 under a prior compassionate use protocol, reiterate a favorable safety profile of leronlimab as well as its potential for clinical benefit in patients with mCRC. The results also support the rationale for the design and therapeutic potential of the Phase 2 CRC study.

In April 2026, the Company announced the successful completion of enrollment in its Phase 2 clinical study evaluating leronlimab in combination with trifluridine and tipiracil (TAS-102) plus bevacizumab in patients with CCR5-positive, microsatellite stable (MSS), relapsed/refractory metastatic colorectal cancer (mCRC), also known as CLOVER – CCR5-targeting Leronlimab With Oral Chemotherapy and VEGF-inhibitor Enriched Regimen (ClinicalTrials.gov Identifier: NCT06699836). Enrollment concluded with just over 60 patients participating through several clinical sites located across the United States.

Leronlimab and Metastatic Triple-Negative Breast Cancer (“mTNBC”)

In November 2018, the Company received FDA approval of its Investigational New Drug (“IND”) submission and subsequently initiated a Phase 1b/2 clinical study for mTNBC. In May 2019, the FDA granted Fast Track designation for leronlimab for use in combination with carboplatin to treat patients with CCR5+ mTNBC. The first patient in the study was tested in September 2019. This Phase 1b/2 study evaluated the feasibility of leronlimab in combination with carboplatin in patients with CCR5+ mTNBC. This study eventually advanced from Phase 1b/2 to Phase 2. The Phase 2 study was a single-arm study to test the hypothesis that the combination of intravenous carboplatin and the maximum tolerated dose of subcutaneous leronlimab will increase progression-free survival. This study also evaluated the change in circulating tumor cells (“CTCs”) as a potential prognostic marker for clinical efficacy. Leronlimab, in combination with carboplatin, was well-tolerated at all three dose levels of 350 mg, 525 mg, and 700mg.

A compassionate use study was also commenced in 2019. This was a single-arm study of leronlimab combined with a treatment of Physician’s Choice (“TPC”) in patients with metastatic/locally advanced CCR5+ mTNBC. Leronlimab was administered subcutaneously as a weekly dose of 350 mg until disease progression or intolerable toxicity. Based on the Company’s prior success in the Phase 1b/2 mTNBC study with 350 mg dose, the Company was eventually able to transition the compassionate use patients to 525 mg dose. In this study, patients were evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT, or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

During this same time period, the Company also conducted a compassionate use study in patients with a variety of CCR5+ solid tumors in a Phase 2 Basket Study. This was a single-arm study of leronlimab in patients with CCR5+ locally advanced or metastatic solid tumors. Leronlimab was administered subcutaneously as a weekly dose of 350 mg and 525 mg until disease progression or intolerable toxicity. Subjects participating in this study were also allowed to receive/continue standard-of-care chemotherapy or radiotherapy. In this study, patients were evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT, or MRI with contrast using the same method as at baseline. Data analysis on the above studies was delayed due to the Company’s subsequent dispute with its former CRO. Following the resolution of the Company’s dispute with its former CRO in 2024, the Company was able to obtain and analyze the underlying data and follow-up records as to patients treated with leronlimab in the above studies.

In February and March 2025, the Company announced encouraging survival outcomes among a group of patients with mTNBC treated with leronlimab in the aforementioned 2019 study(ies). Although mTNBC patients typically have a poor prognosis, observed survival rates at 12, 24, 36, and 48 months after treatment with leronlimab compare favorably with reported life expectancy after treatment with currently approved therapies. In addition, the Company confirmed that a small group of patients who failed treatment after developing metastatic disease survived more than 48 months after receiving leronlimab, are alive today, and currently identify as having no evidence of ongoing disease.

In May 2025, the Company announced new data suggesting a novel mechanism of action of leronlimab for the treatment of solid tumors. The Company analyzed data from its prior clinical trials of patients with mTNBC and found that leronlimab treatment correlated with increased expression of an immune cell protein or “checkpoint inhibitor” known as programmed death-ligand 1 (“PD-L1”) on patients’ circulating tumor cells. The results indicated that 15 of 17 (88%) of patients who received a weekly dose of 525 mg or higher experienced a significant increase in PD-L1 expression on their CTCs over a 30-to-90-day period after starting leronlimab. Increasing expression of PD-L1 can be likened to turning “cold” tumors “hot”, elevating PD-L1 levels to the level necessary for patients to potentially derive benefit from further treatment with a class of drugs known as immune checkpoint inhibitors (“ICIs”). The Company also confirmed that all five patients (100%) who demonstrated a significant increase in PD-L1 expression after receiving leronlimab and received treatment with any ICI remain alive today.

The Company is currently in the process of resuming its clinical development in mTNBC, with the intention to prospectively confirm the retrospective observations in mTNBC outlined above. The Company currently expects to commence at least one, and potentially multiple studies in patients with breast cancer, with the first such study set to start enrolling in the Fall of 2026.

Leronlimab and Glioblastoma Multiforme (“GBM”)

In December 2023, the Company entered into a partnership with Albert Einstein College of Medicine and Montefiore Medical Center, located in New York. The Company provided leronlimab to support two preclinical studies evaluating the efficacy of leronlimab independently and in combination with temozolomide in treating glioblastoma multiforme, also known as grade IV astrocytoma ("GBM"), in infected humanized mice. The study evaluated three groups of humanized mice: one control group, one group that received only leronlimab, and another group that received a combination of leronlimab and temozolomide. The primary objective of this study was to evaluate the effect of leronlimab on the primary tumor growth and occurrence of metastases in CCR5+ and CCR5- cells in humanized mice. Unfortunately, the unexpected aggressive behavior of the glioblastoma cell lines used for these studies rendered interpretation of these preclinical results difficult. Currently, the Company is pursuing follow-up murine studies, as well as an investigator-initiated pilot study in a group of patients with recurrent GBM.

The Company is currently in the process of commencing several projects towards the clinical development of leronlimab in GBM. We currently expect to commence at least one, and potentially multiple GBM projects in the next fiscal year. A pre-clinical project is already in progress, and we are currently exploring an opportunity to initiate a GBM pilot study in early 2027 with an academic institution partner that will be announced at a later date.

Pre-Clinical Development of Long-Acting CCR5 Antagonist

The Company has an active and ongoing joint development agreement with a third-party company with generative AI drug discovery and development tools in an effort to develop one or more longer-acting molecules. If successful, a longer-acting formulation has the potential to improve patient convenience, support chronic administration where appropriate, and enhance the commercial profile of leronlimab across selected indications. This joint development initiative remains in progress at this time, and the Company will provide further updates when appropriate.

Patents, Proprietary Technology and Data Exclusivity

Protection of the Company’s intellectual property rights is important to our business. We may file patent applications in the U.S., Canada, China, Japan, European countries that are party to the European Patent Convention and other countries on a selective basis, to protect inventions we consider to be important to the development of our business.

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

We pursue opportunities for seeking new meaningful patent protection on an ongoing basis. Absent patent protection, others may attempt to make and use the leronlimab antibody for uses not covered by later patent filings, such as attempts to produce and sell the leronlimab antibody as a research reagent and/or as a component for use in diagnostics. However, the formulation composition patent protection remains viable, and third parties face additional regulatory hurdles together with the Company’s various method patents with respect to any contemplated attempts to commercialize leronlimab for therapeutic indications. We currently anticipate, absent patent term extension, that patent protection relating to the leronlimab antibody itself started to expire in 2023, the leronlimab concentrated protein formulation will start to expire in 2031, certain methods of using leronlimab for treatment of HIV will start to expire on or before 2035, certain methods of using leronlimab for treatment of COVID-19 will start to expire in 2040, certain methods of using leronlimab for treatment of MASH if granted will start to expire in 2043 and certain newly developed methods of using leronlimab for cancer indications if granted will start to expire in 2046.

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

Patents and data exclusivity are different concepts, protect different subject matter, arise from different efforts and have different legal effects over different time periods. Information with respect to our current patent portfolio as of August 31, 2026, is as follows:

				Number of Patent
	Number of Patents		Expiration	Applications
	U.S.	International	Dates(1)	U.S.	International
Leronlimab (PRO 140) product candidate(2)	2	13	2032	—	1
Methods of treatment by indication (e.g., HIV-1; COVID-19; GvHD) (2)	—	—		2	1
Methods of treatment – Cancer, MASH (formerly, NASH)	—	1	2040	9	21

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

Government Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale and reimbursement of pharmaceutical products is extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

Licensure and Regulation of Biological Products in the United States

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and in the case of biological products, also under the Public Health Service Act, or the PHSA, and their implementing regulations. The failure to comply with the applicable U.S. requirements may result in FDA refusal to approve any pending applications or delays in development and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution and injunctions and/or civil or criminal prosecution brought by the FDA and the DOJ or other governmental entities.

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

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, a sponsor must make its policy regarding how it evaluates and responds to expanded access requests public and readily available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product or regenerative medicine advanced therapy.

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

Phase 1 includes the initial introduction of an investigational new drug into humans. Phase 1 studies are typically closely monitored and may be conducted in patients or normal volunteer subjects. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies. The total number of subjects and patients included in Phase 1 studies varies with the drug but is generally in the range of 20 to 80. Phase 1 studies also include studies of drug metabolism, structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes.

Phase 2 includes the controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.

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

Expedited Programs for Serious Conditions

The FDA is authorized to expedite the development and review of new therapeutic products to address unmet need in the treatment of a serious or life-threatening condition. A product development program may qualify for one or more of FDA’s expedited programs for serious conditions: fast track designation, breakthrough therapy designation, accelerated approval and priority review designation.

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

Review and Approval of BLAs

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing and controls and proposed labeling, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, potency and purity of the investigational product to the satisfaction of the FDA. The fee required for the submission of an NDA or BLA under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for FY2026 the application fee is approximately $4.7 million), and the sponsor of an approved BLA is also subject to an annual program fee, approximately $0.4 million per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

The FDA conducts a preliminary review of all BLAs within 60 days of receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. If the FDA determines that a BLA does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF for a BLA will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety, purity and potency or provide adequate directions for use; or inadequate content, presentation or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept a BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

Additionally, the FDA may refer a BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the biological product. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS and the FDA will not approve the BLA without a REMS.

The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA may issue either an approval letter or a Complete Response Letter, or CRL.

An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the BLA addressing all the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing and acting on 90 percent of such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In the United States, a reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the first approved interchangeable biological product will be granted an exclusivity period of up to one year after it is first commercially marketed. The FDA will not accept an application for a biosimilar or interchangeable product until four years after the date of first licensure of the reference product.

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

Specifically, if a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the way a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, and the imposition of post-market clinical trials requirement to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•
mandated modification of promotional materials and labeling and issuance of corrective information;

•
fines, warning letters, untitled letters or other enforcement-related letters, or clinical holds on post-approval clinical trials;
•
refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
•
product seizure or detention or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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
•
state laws and regulations analogous to the above; and
•
laws and regulations prohibiting bribery and corruption such as the Foreign Corrupt Practices Act (“FCPA”), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office and foreign political parties or officials thereof.

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

Phase 2 includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored and conducted in a relatively small number of patients, typically no more than several hundred people. In some cases, depending upon the need for a new drug, a particular drug candidate may be licensed for sale in interstate commerce after a “pivotal” Phase 2 trial. Phase 2 is often broken into Phase 2a, which can be used to refer to “pilot trials,” or more limited trials evaluating exposure response in patients, and Phase 2b trials that are designed to evaluate dosing efficacy and ranges.

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

We previously engaged two global contract manufacturing organizations (“CMOs”), to initiate the scale-up to commercial batch quantities of product and develop the necessary controls and specifications to manufacture product on a consistent and reproducible manner. We also contracted with suitable CMOs to fill, finish, label and package product into the final commercial package for commercial use. To commercialize product, this scaled-up material will need to be validated under best practices and demonstrated to meet approved specifications on an ongoing basis. GMP material will be produced as needed to support clinical trials for all therapeutic indications and until commercial product is approved by the FDA. We will continue to rely on active CMO relationships for all of our developmental and commercial needs.

Research and Development Costs

The Company’s research and development expenses totaled approximately $15.7 million and $(16.9) million for the fiscal years ended May 31, 2026, and 2025, respectively. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Properties

We lease the space at which our principal executive offices are located at a monthly cost of approximately $2,300. We do not own or lease any other properties.

Employees and Human Capital Resources

As of July 31, 2026, we had 14 employees, as well as a number of independent consultants and other individuals assisting us with the Company’s regulatory, quality and medical matters. Our research and development team is geographically dispersed throughout the United States. We invest in our workforce by offering competitive salaries and benefits. We may award stock options or other stock-based awards to selected employees and consultants under our equity incentive plan. We also offer various benefits to all eligible employees, including health care coverage and a 401(k) plan. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. There can be no assurance, however, that we will be able to identify or hire and retain additional employees or consultants on acceptable terms in the future.

Item 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in this section, which represent challenges we face in our efforts to successfully implement our strategy. You should carefully consider the risks described below in addition to other information set forth in this Form 10-K, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes in Part II, Item 8. These risks, some of which have occurred and any of which may occur, alone or in combination with other events or circumstances, in the future, may have a material adverse effect on our business, financial condition, cash flows, results of operations or the trading price of our common stock. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future. Therefore, historical financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

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
•
The amount of financing we require will depend on various factors, many of which are beyond our control. The results of our operations, financial condition and stock price are likely to be adversely affected if we are unable to obtain additional funding on improved terms compared to previous financings.
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
•
The loss, temporary loss or transition of members of our senior management team or any other key employees may adversely affect our business.
•
If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.
•
Our information technology systems could fail to perform adequately or experience data corruption, cyber-based attacks or network security breaches.

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
•
We are subject to oversight by the SEC, FDA and other regulatory agencies. Investigations and proceedings by those agencies may divert management’s focus and have a material adverse effect on our reputation and financial condition.
•
We face risks and uncertainties related to litigation and other claims.

Risks Related to Development and Commercialization of Our Drug Candidate

•
Certain agreements and related license agreements require us to make significant milestone, royalty and other payments, which will require additional financing and, in the event we do commercialize leronlimab, will decrease the revenues we may ultimately receive on sales. To the extent that such milestone, royalty and other payments are not timely made, the counterparties to such agreements in certain cases have repurchase and termination rights thereunder with respect to leronlimab.
•
If we are unable to obtain all required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition and stock price.
•
Disruptions and changes in priorities at the FDA and other government agencies caused by funding shortages, Executive Orders or other factors could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•
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

As of July 31, 2026, we had an unrestricted cash balance of approximately $12.2 million and no reserved cash balance. We must continue to raise additional funds in the near term to meet our payment obligations and fund our operations. Additional funding may not be available on acceptable terms or at all. In addition, as of July 31, 2026, we had approximately 206.3 million shares of common stock unreserved for other purposes and available for issuance in new financing transactions. Our outstanding accounts payable and accrued liabilities totaled approximately $31.0 million on July 31, 2026. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of or eliminate one or more of our planned operating activities, including: conducting a study of leronlimab in patients with relapsed/refractory microsatellite stable colorectal cancer; conducting additional studies exploring leronlimab and its therapeutic potential in other solid-tumor oncology indications, including but not limited to metastatic triple-negative breast cancer; pursuing research and development of longer-acting molecules; and evaluating other opportunities for preclinical studies and publishing data from previously conducted studies. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.19 per share on July 31, 2026) presents a significant challenge to our ability to raise additional funds. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets.

We are a clinical stage biotechnology company with a history of significant operating losses; we expect to continue to incur operating losses, and we may never achieve profitability.

We have not generated revenue from product sales, licensing or other income opportunities to date. Since our inception, we have incurred operating losses each year due to costs incurred for research and development activities and general and administrative expenses related to our operations. We expect to incur losses for the foreseeable future, with no or only minimal revenues as we continue to pursue development of, and seek regulatory approvals for, leronlimab. If leronlimab fails to gain regulatory approval, or if it or other drug or biologic candidates we may acquire or license in the future do not achieve approval or market acceptance, we will not be able to generate revenue or explore other opportunities to enhance stockholder value, such as through a sale. If we fail to generate revenue or if we are unable to fund our continuing operations, our stockholders could lose a portion or all of their investments.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•
the costs of preparing required regulatory submissions, as well as any clinical trial programs and pre-clinical studies we may pursue and other development activities conducted by us directly,
•
the costs involved with our chemistry, manufacturing and controls (“CMC”) activities,
•
the satisfaction of payment obligations we have already incurred,
•
the costs and timing of obtaining regulatory approvals and making related milestone payments due to third parties with whom we have licensing or similar agreements,
•
the costs of filing, prosecuting, maintaining and enforcing patents and other intellectual property rights and defending against potential claims of infringement,
•
the costs associated with hiring and retaining needed scientific and administrative employees, advisors and consultants,
•
the cost of legal and other professional advisors needed to support our development efforts, responsibilities as a public reporting company, regulatory compliance and investigations, and legal proceedings,
•
the costs of compliance with laws, regulations, or judicial decisions applicable to us, and
•
the costs of general and administrative infrastructure required to manage our business and protect corporate assets and stockholder interests.

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

Our auditors issued an opinion, which includes a going concern explanatory paragraph, in connection with the audit of our annual consolidated financial statements for the fiscal year ended May 31, 2026. A going concern paragraph in an audit opinion means that there is substantial doubt that we can continue as an ongoing business for the 12 months from the date the consolidated financial statements are issued. If we are unable to continue as an ongoing business, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

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

Our business depends on the skills, performance and dedication of our officers and key scientific and technical advisors, as well as our directors. All of our current scientific advisors are independent contractors and are either self-employed or employed by other organizations. As a result, they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to provide services to us in a timely manner. We likely will need to recruit additional directors, executive management, employees and advisors, particularly scientific and technical personnel. In addition, there is currently intense competition for skilled directors, executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. We compete for these qualified personnel against companies with greater financial resources than ours. These recruitment and retention efforts likely will require additional financial resources. To successfully recruit and retain qualified employees, we will need to offer a combination of salary, cash incentives and equity compensation. Future issuances of our equity securities for compensatory purposes will dilute existing stockholders’ ownership interests and reduce the shares available for future funding transactions. If we are unable to attract and retain individuals with relevant scientific, technical and managerial experience, we may be forced to limit or delay our product development activities or may experience difficulties in successfully conducting our business, which would adversely affect our operations and financial condition.

The loss, temporary loss or transition of members of our senior management team or any other key employees may adversely affect our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Form 10-K for that fiscal year. Failure to maintain our controls or operation of these controls may harm our operations, decrease the reliability of our financial reporting and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Our information technology systems could fail to perform adequately or experience data corruption, cyber-based attacks or network security breaches.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure to effectively manage our business data, finance and other business processes and electronic communications between our personnel and corporate partners. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, security breaches or system failures of this infrastructure may result in system disruptions, shutdowns or unauthorized disclosure of confidential information, including patient information in violation of HIPAA requirements. In addition, our employees, contractors and other corporate partners increasingly are working from remote locations. As a result, we rely on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees, including scams designed to trick victims into transferring sensitive data or funds or stealing credentials that compromise information systems. If one of our employees falls victim to these attacks, or our information technology systems or those of our partners are compromised, our operations could be disrupted, or we may suffer financial loss, loss or misappropriation of intellectual property or other critical assets, reputational harm and regulatory fines and intervention, and our business and financial condition may be adversely affected.

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

On November 23, 2025, we reached an agreement in principle to settle the securities class action pending in federal district court in the state of Washington. The agreement in principle provides for payment by the Company to the class of $500,000 in cash and issuance of 49 million shares of our common stock in exchange for the dismissal and release of all claims against all defendants in the class action, subject to final documentation, court approval and other conditions. There is no assurance that the settlement will ultimately be finalized on the terms currently contemplated, or at all. The inability of the parties to finalize the settlement may have a material adverse effect on our financial condition, results of operations, cash flows and stock price. Refer to Part II, Item 8, Note 10, Commitments and Contingencies – Securities Class Action Lawsuits in this Form 10-K for further information.

We are subject to oversight by the SEC, FDA and other regulatory agencies. Investigations and proceedings by those agencies may divert management’s focus and have a material adverse effect on our reputation and financial condition.

We are subject to the regulation and oversight by the SEC and state regulatory agencies, in addition to the FDA and other federal regulatory agencies. As a result, we may face legal or administrative proceedings by these agencies. On December 20, 2022, the DOJ announced the unsealing of a criminal indictment charging both our former CEO, Nader Z. Pourhassan, and Kazem Kazempour, CEO of Amarex, our former CRO. That same day, the SEC announced charges against both Mr. Pourhassan and Mr. Kazempour for alleged violations of federal securities laws. In December 2024, a federal jury convicted Mr. Pourhassan and Mr. Kazempour on a number of counts. On January 23, 2026, Mr. Pourhassan was sentenced to 30 months imprisonment to be followed by three years of supervised release, was ordered to self-surrender by April 27, 2026, and was ordered to pay $5,392,280 in restitution. On January 26, 2026, Mr. Kazempour was granted a new trial. The Company cooperated fully with the DOJ and SEC investigations. In September 2025, the SEC and DOJ informed the Company that their respective investigations are effectively closed, and that nothing further is required of the Company.

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

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with partners, intellectual property disputes and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business, financial condition or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

Risks Related to Development and Commercialization of Our Drug Candidate

Certain agreements and related license agreements require us to make significant milestone, royalty and other payments, which will require additional financing and, in the event we do commercialize leronlimab, decrease the revenues we may ultimately receive on sales. To the extent that such milestone, royalty, and other payments are not timely made, the counterparties to such agreements in certain cases have repurchase and termination rights thereunder with respect to leronlimab.

Under agreements we have with Progenics Pharmaceuticals, Inc. (“Progenics”) and Lonza Sales AG (“Lonza”), as well as a Development and License Agreement (the “PDL License”) between Protein Design Labs (now AbbVie Inc. (“AbbVie”)) and Progenics, we are required to pay significant milestone payments, license fees for “system know-how” technology and royalties related to leronlimab upon the occurrence of specified events. To make these milestone and license payments, we will need to raise additional funds. In addition, our royalty obligations will reduce the economic benefits to us of future sales, if any. To the extent that such milestone payments and royalties are not timely made, under their respective agreements, Progenics has certain repurchase rights relating to the assets sold to us, and AbbVie has certain termination rights relating to our license of leronlimab under the PDL License. Refer to Part II, Item 8, Note 10, Commitments and Contingencies – PRO 140 Acquisition and Licensing Arrangements in this Form 10-K for further information.

If we are unable to obtain all required regulatory approvals for leronlimab, we will not be able to commercialize our primary product candidate, which would materially and adversely affect our business, financial condition and stock price.

Clinical testing is expensive, difficult to design and implement, may take many years to complete and its outcome is uncertain. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market a drug candidate as prescription pharmaceutical products in the United States until we receive approval from the FDA, or in foreign markets until we receive the requisite approval from comparable regulatory authorities in foreign countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy, and extensive pharmaceutical development to ensure its quality before approval. Regulatory authorities in other jurisdictions impose similar requirements. Of the substantial number of drugs in development, only a small percentage are approved for commercialization. Receipt of necessary regulatory approval for the use of leronlimab for one or more indications is subject to a number of risks which include, among others:

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

We cannot guarantee that regulators will agree with our assessment of the results of our past or future clinical trials or that such trials will be considered by regulators to have shown safety or efficacy of our product candidate. The FDA has substantial discretion in the approval process and may refuse to accept any application or may require additional clinical trials or pre-clinical or other studies. Additionally, we have limited experience in filing the applications necessary to gain regulatory approvals and expect to continue to rely on consultants and our CROs to assist us in this process. Securing FDA approval requires the submission of pre-clinical, clinical and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities, and supporting information for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our drug candidate may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications. Failure to obtain regulatory approval for leronlimab will prevent us from commercializing it as a prescription product, and our ability to generate revenue will be seriously impaired.

Disruptions and changes in priorities at the FDA and other government agencies caused by funding shortages, Executive Orders or other factors could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. President Trump has issued Executive Orders that could adversely affect the FDA’s ability to attract and retain qualified scientific reviewers, which could result in longer review times for our applications. Additionally, the Trump Administration has announced a number of changes to its grantmaking procedures in favor of a holistic review process that weighs alignment with agency priorities, public health needs, and other factors in making funding decisions. If funding is reduced for studies related to the medical indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected.

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

We currently have no products approved for sale and are investing a significant portion of our resources in the development of leronlimab for marketing approval in the United States and potentially other countries. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for, and successfully commercialize leronlimab in the United States in one or more disease indications. The success of our Company will depend on a number of factors, including the following:

•
a safety, tolerability and efficacy profile for leronlimab that is satisfactory to the FDA and potential foreign regulatory authorities,
•
timely receipt of marketing approvals for leronlimab from applicable regulatory authorities, including the FDA,
•
the performance of third-party contractors that we engage to manage our clinical studies and the resulting data,
•
obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with AbbVie, as successor to Progenics,
•
protection of our rights in our intellectual property portfolio, including our ability to maintain our license agreement with AbbVie,
•
a continued acceptable safety profile for leronlimab following marketing approval, if any,
•
commercial acceptance of leronlimab by patients, the medical community and third-party payors, and
•
our ability to position leronlimab to compete with other therapies.

Many of these factors are beyond our control. If we are unable to develop, receive marketing approval for and successfully provide for commercialization of leronlimab on our own or through third parties, or if we continue to experience delays as a result of any of these factors or otherwise, our business will be substantially harmed.

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

We expect to compete against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. These competitors, in nearly all cases, operate research and development programs that have greater financial resources than we do. Our competitors also have significantly greater experience in:

•
developing drug and other product candidates,
•
undertaking pre-clinical testing and clinical trials,

•
building relationships with key customers and opinion-leading physicians,
•
obtaining and maintaining FDA and other regulatory approvals,
•
formulating and manufacturing drugs,
•
launching, marketing and selling drugs, and
•
providing management oversight for all of the above-listed operational functions.

If we fail to achieve superiority over other existing or newly developed treatments, we may be unable to obtain regulatory approval. If our competitors market drugs that are less expensive, safer or more effective than our product candidate, or which gain or maintain greater market acceptance, we may not be able to compete effectively.

We may not be able to identify, negotiate and maintain the strategic alliances necessary to develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.

We may seek to enter into a strategic alliance with a pharmaceutical company for further development and approval of our product candidate in one or more indications. Strategic alliances could potentially provide us with additional funds, expertise, access and other resources in exchange for exclusive or non-exclusive licenses or other rights to the technologies and products that we are currently developing or may explore in the future. We cannot give any assurance we will be able to enter into strategic relationships with a pharmaceutical company or other strategic partner in the near future or at all or maintain our current relationships. In addition, we cannot assure that any agreements we may reach will achieve our goals or be on terms that prove to be economically beneficial to us. We anticipate that if we were to enter into strategic or contractual relationships, we may become dependent on the successful performance of our partners or counterparties. If they fail to perform as expected, such failure could adversely affect our financial condition, lead to increases in our capital needs or hinder or delay our development efforts.

Known third-party patent rights could delay or otherwise adversely affect our planned development and sale of leronlimab. We have identified but not exhaustively analyzed other patents that could relate to our proposed products.

We are aware of patent rights held by a third party that may cover certain compositions within our leronlimab candidate. The patent holder has the right to prevent others from making, using or selling a drug that incorporates the patented compositions, while the patent remains in force. While we believe that the third party’s patent rights will not affect our planned development, regulatory clearance and eventual commercial production, marketing and sale of leronlimab, there can be no assurance that this will be the case. We believe the relevant patent expires before we expect to commercially introduce leronlimab. In addition, the Hatch-Waxman exemption to U.S. patent law permits all uses of compounds in clinical trials and for other purposes reasonably related to obtaining the FDA clearance of drugs that will be sold only after patent expiration; we believe our use of leronlimab in those FDA-related activities would not infringe the patent holder’s rights. However, were the patent holder to assert its rights against us before expiration of the patent for activities unrelated to the FDA clearance, the development and ultimate sale of a leronlimab product could be significantly delayed, and we could incur expenses for defending a patent infringement suit and for damages that may relate to periods prior to the patent’s expiration. In connection with our acquisition of rights to leronlimab, our patent counsel conducted a freedom-to-operate search that identified other patents that could relate to our proposed leronlimab candidate. Based upon research and analysis to date, we believe leronlimab likely does not infringe those patent rights. If any of the holders of the identified patents were to assert patent rights against us, the development and sale of leronlimab could be delayed, we could be required to spend time and money defending patent litigation, and we could incur liability for infringement or be enjoined from producing our products if the patent holders prevailed in an infringement suit.

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

We are dependent on third parties for important aspects of our product development strategy. We do not have the required financial and human resources to independently conduct the pre-clinical and clinical development of our current product candidate. We also do not have the capability or resources to manufacture, store, market or sell our current product candidate. As a result, we contract with and rely on third parties to perform such essential functions. We compete with larger companies for the resources of these third parties. Although we plan to continue to rely on these third parties to conduct any future clinical trials and manufacturing, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol and adheres to the FDA’s regulations regarding Good Laboratory Practice and that the manufacturing of our product complies with the FDA’s current good manufacturing practices (“cGMP”) enforced through its facilities inspection program. Moreover, we are required to comply with regulations and standards, including good clinical practices, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The third parties on whom we rely generally may terminate their engagements with us at any time. If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain, process and analyze is compromised for any reason, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, future clinical trials that we may undertake may experience delays or may fail to meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, or if problems develop in our relationships with third parties, or if such parties fail to perform as expected, we may experience delays or lack of progress, significant cost increases, changes in our strategies and even failure of our product initiatives, potentially resulting in our inability to obtain regulatory approval of our product candidate and harming our reputation.

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

If a third party claims our actions, products or technologies infringe on its patents or other proprietary rights, we could face a number of issues that could harm our competitive position, including, but not limited to:

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From July 31, 2025, through July 31, 2026, the market price of our common stock has fluctuated from a high of $0.40 per share to a low of $0.19 per share. The volatile nature of our common share price may cause investment losses for our stockholders. In addition, the market price of stock in small capitalization biotech companies is often driven by investor sentiment, expectation, and perception, all of which may be independent of fundamental, objective and intrinsic valuation metrics or traditional financial performance metrics, thereby exacerbating volatility. In addition, our common stock is quoted on the OTCQB of the OTC Markets marketplace, which may increase price quotation volatility and could limit liquidity, all of which may adversely affect the market price of our shares.

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

Issuances of additional equity or convertible debt securities will continue to reduce the percentage ownership of our then-existing stockholders. We may also be required to grant potential investors new securities rights, preferences or privileges senior to those possessed by our then-existing stockholders to induce them to invest in our company. The issuance of these senior securities may adversely affect the holders of our common stock as a result of preferential dividend and liquidation rights over the common stock and dilution of the voting power of the common stock.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for shares of common stock. Furthermore, these provisions could frustrate attempts by our stockholders to replace or remove members of our Board. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Among other things, these provisions:

•
allow us to designate and issue shares of preferred stock, without stockholder approval, which could adversely affect the rights, preferences and privileges of the holders of our common stock and could make it more difficult or less economically beneficial to acquire or seek to acquire us,
•
provide that special meetings of stockholders may be called only by the Board acting pursuant to a resolution approved by the affirmative majority of the entire Board, and
•
do not include a provision for cumulative voting in the election of directors. Under cumulative voting, a minority stockholder holding a sufficient number of shares may be able to ensure the election of one or more directors. The absence of cumulative voting may have the effect of limiting the ability of minority stockholders to effect changes in the composition of our Board.

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

Not applicable.

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

We have engaged external parties, including risk management consultants and computer security firms, to enhance our cybersecurity oversight. In an effort to deter and detect cyber threats, we periodically provide training programs to our employees on issues related to privacy and data protection, cybersecurity risks and the importance of reporting all incidents immediately. Topics include identifying phishing, password protection, securing confidential data and mobile security. In addition, we use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We also perform annual vulnerability assessments, conducted by independent, third-party cybersecurity firms.

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

Our management periodically evaluates information provided by consultants on evolving cybersecurity risks and, based on management’s assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2. PROPERTIES

Our principal office location is 1111 Main Street, Suite 660, Vancouver, Washington 98660. The space is subject to a lease effective through May 31, 2029. We do not own or lease any other properties.

Item 3. LEGAL PROCEEDINGS

For a description of material legal proceedings, refer to Part II, Item 8, Note 10, Commitments and Contingencies – Legal Proceedings in this Form 10-K.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB of the OTC Markets marketplace under the trading symbol CYDY. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Historically, trading in our stock has been limited and the trades that occurred cannot be characterized as those in the established public trading market. As a result, the trading prices of our common stock may not reflect the price that would result if our stock were more actively traded.

Holders

The number of record holders of our common stock on July 31, 2026 was approximately 1,000.

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

Also, under Section 170 of the DGCL, due to the Company’s accumulated deficit of approximately $930.5 million as of May 31, 2026, the Company is not able to pay any dividends, whether in cash, other property or in shares of capital stock, unless and until the deficiency in the amount of capital represented by the Company’s issued and outstanding preferred stock has been addressed.

Refer to Part II, Item 8, Note 4, Convertible Instruments and Accrued Interest in this Form 10-K for additional information.

Unregistered Sales of Equity Securities

Issuances of Shares in Convertible Note Exchange Transactions

In April through August 2026, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into exchange agreements pursuant to which portions of the original note were partitioned into new notes with an aggregate principal amount of $5.0 million. The new notes were exchanged concurrently with issuance of a total of approximately 19.3 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transactions.

Private Placement of Common Stock and Warrants through Placement Agent

On August 28, 2026, the Company concluded a private offering to accredited investors of units through a placement agent that commenced in July 2026 (the “Placement Agent Offering”). Each unit consists of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit, $0.20889 (the “deal price”), was equal to 90% of the lower of the intraday volume weighted average prices of the common stock as of the first closing on July 10, 2026, and the final closing on August 28, 2026. As of the date of this filing, the Company has received binding subscription agreements to purchase a total of approximately 79.0 million units for a total of approximately $16.5 million in cash.

The warrants issued to the investors in the private placement have a five-year term and an exercise price of $0.25 per share. The warrants were fully exercisable when issued. Except as described above, the terms of the warrants will be substantially similar to the form of warrant included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021, and listed as Exhibit 4.8 in the Exhibit Index of this Form 10-K.

The Company has agreed to use commercially reasonable efforts to prepare and file, and cause the SEC to declare effective, a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares of common stock and the shares to be received upon the exercise of the warrants sold in the private placement.

As a fee to the placement agent, the Company has agreed to pay a cash fee equal to 13% of the gross proceeds received from qualified investors. The Company has also agreed to issue to the placement agent or its designees warrants to purchase approximately 11.8 million shares of common stock with an exercise price equal to the deal price. All warrants issued to the placement agent in connection with the private placement will include a cashless exercise provision and will be exercisable for a period of 10 years from the date of issuance.

The Company is relying on the exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act thereunder in the sale and issuance of shares and warrants in the foregoing private placement.

Direct Private Sales of Common Stock and Warrants to Accredited Investors

On July 31, 2026, the Company accepted a $50,000 investment from an accredited investor in a transaction not involving a placement agent. The terms of the investment were identical to those of the Placement Agent Offering described above. Based on the deal price of $0.20889 per unit, the accredited investor received 239,360 units.

The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act in connection with the foregoing sale transactions.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Form 10-K, including our consolidated financial statements and related notes set forth in Part II, Item 8. This discussion and analysis contains forward-looking statements, including information about possible or assumed results of our operations, our performance, financial condition, plans and objectives, which involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements. See Forward-Looking Statements preceding Part I and Item 1A, Risk Factors in this Form 10-K.

Overview

The Company is a clinical-stage biotechnology company focused on the clinical development and potential commercialization of its product candidate, leronlimab, which is being studied for its potential in solid-tumor oncology.

Our current business strategy is to continue to pursue the clinical development of leronlimab, which may include the following:

1.
Complete our Phase 2 study of leronlimab in patients with relapsed/refractory microsatellite-stable colorectal cancer, also known as the CLOVER study;
2.
Conduct additional studies exploring leronlimab and its therapeutic potential in other solid-tumor oncology indications, including but not limited to metastatic triple-negative breast cancer; and
3.
Pursue strategic partnerships that will fund, advance and/or expedite clinical development and regulatory progress towards the prospective commercialization of leronlimab.

We may need significant additional funding to execute the above business strategy in full, which may include conducting a variety of additional preclinical studies and clinical trials, in furtherance of our efforts to obtain FDA approval to commercialize leronlimab. In addition to traditional fundraising, the Company will pursue non-dilutive financing opportunities, such as license agreements and co-development or strategic partnerships, to help implement its strategy.

Fiscal 2026 Overview

Key initiatives during fiscal 2026 included:

• Refining and executing on our clinical strategy to focus on solid-tumor oncology;

• Recruiting and retaining key employees and consultants towards executing on clinical trial objectives, and sourcing and/or exploring strategic partnership opportunities;

• Entering into strategic partnerships with reputable industry third parties, to further the development of leronlimab in key respects;

• Entering into strategic partnerships with academic institutions and private organizations to further the development of leronlimab on a cost-effective basis;

• Further building out our patent portfolio around clinical developments and related observations; and

• Closing on strategic financing transactions to provide funding for the Company’s continued operations and initiatives.

Leronlimab and Colorectal Cancer (“CRC”)

In August 2024, the Company completed a meeting with the FDA to gain alignment on the rationale and proposed dosing for a Phase 2 study investigating the safety and activity of leronlimab in combination with trifluridine plus tipiracil (TAS-102) and bevacizumab in participants with CCR5+, microsatellite stable (“MSS”), relapsed or refractory metastatic colorectal cancer ("mCRC").

In October 2024, the Company engaged Syneos Health as the contract research organization (“CRO”) for its Phase 2 study of leronlimab in patients with relapsed/refractory MSS mCRC. Syneos Health is a leading fully integrated biopharmaceutical solutions organization that supports customers in accelerating the delivery of life-saving therapies to market. Syneos Health leverages advanced data analytics and artificial intelligence ("AI")/machine learning capabilities to improve outcomes at every stage of the asset lifecycle, from clinical development to commercialization.

In November 2024, the Company received clearance from the FDA to commence its Phase 2 CRC study. This milestone reflects the continued improvement in the Company’s relationship with the FDA.

In June 2025, the first patient was dosed in the CRC study and patient enrollment and initiation of additional clinical sites commenced through Syneos Health. As requested by the FDA, the first five patients enrolled in this study received 350 mg of leronlimab subcutaneously once/week in combination with TAS-102 and bevacizumab. After a preliminary safety review, subsequent patients were then randomized to 350 or 700 mg of weekly leronlimab with the same background regimen. The Data and Safety Monitoring Board (DSMB) performed a second safety review after the first 20 patients completed at least 1 cycle of therapy.

In July 2025, the Company presented clinical data at the European Society for Medical Oncology (“ESMO”) Gastrointestinal Cancers Congress 2025, sharing encouraging historical clinical findings among patients with advanced mCRC, previously treated with leronlimab. The results indicated that three of five patients treated with leronlimab had at least a partial response, as measured by radiologic criteria, including one patient with a complete response who remains alive five years later. These final results, from patients treated between April 2020 and January 2021 under a prior compassionate use protocol, reiterate a favorable safety profile of leronlimab as well as its potential for clinical benefit in patients with mCRC. The results also support the rationale for the design and therapeutic potential of the Phase 2 CRC study.

In April 2026, the Company announced the successful completion of enrollment in its Phase 2 clinical study evaluating leronlimab in combination with trifluridine and tipiracil (TAS-102) plus bevacizumab in patients with CCR5-positive, microsatellite stable (MSS), relapsed/refractory metastatic colorectal cancer (mCRC), also known as CLOVER – CCR5-targeting Leronlimab With Oral Chemotherapy and VEGF-inhibitor Enriched Regimen (ClinicalTrials.gov Identifier: NCT06699836). Enrollment concluded with just over 60 patients participating through several clinical sites located across the United States.

Leronlimab and Metastatic Triple-Negative Breast Cancer (“mTNBC”)

In November 2018, the Company received FDA approval of its Investigational New Drug (“IND”) submission and subsequently initiated a Phase 1b/2 clinical study for mTNBC. In May 2019, the FDA granted Fast Track designation for leronlimab for use in combination with carboplatin to treat patients with CCR5+ mTNBC. The first patient in the study was tested in September 2019. This Phase 1b/2 study evaluated the feasibility of leronlimab in combination with carboplatin in patients with CCR5+ mTNBC. This study eventually advanced from Phase 1b/2 to Phase 2. The Phase 2 study was a single-arm study to test the hypothesis that the combination of intravenous carboplatin and the maximum tolerated dose of subcutaneous leronlimab will increase progression-free survival. This study also evaluated the change in circulating tumor cells (“CTCs”) as a potential prognostic marker for clinical efficacy. Leronlimab, in combination with carboplatin, was well-tolerated at all three dose levels of 350 mg, 525 mg, and 700mg.

A compassionate use study was also commenced in 2019. This was a single-arm study of leronlimab combined with a treatment of Physician’s Choice (“TPC”) in patients with metastatic/locally advanced CCR5+ mTNBC. Leronlimab was administered subcutaneously as a weekly dose of 350 mg until disease progression or intolerable toxicity. Based on the Company’s prior success in the Phase 1b/2 mTNBC study with 350 mg dose, the Company was eventually able to transition the compassionate use patients to 525 mg dose. In this study, patients were evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT, or MRI with contrast (per treating investigator’s discretion) using the same method as at baseline.

During this same time period, the Company also conducted a compassionate use study in patients with a variety of CCR5+ solid tumors in a Phase 2 Basket Study. This was a single-arm study of leronlimab in patients with CCR5+ locally advanced or metastatic solid tumors. Leronlimab was administered subcutaneously as a weekly dose of 350 mg and 525 mg until disease progression or intolerable toxicity. Subjects participating in this study were also allowed to receive/continue standard-of-care chemotherapy or radiotherapy. In this study, patients were evaluated for tumor response approximately every three months or according to the institution’s standard practice by CT, PET/CT, or MRI with contrast using the same method as at baseline. Data analysis on the above studies was delayed due to the Company’s subsequent dispute with its former CRO. Following the resolution of the Company’s dispute with its former CRO in 2024, the Company was able to obtain and analyze the underlying data and follow-up records as to patients treated with leronlimab in the above studies.

In February and March 2025, the Company announced encouraging survival outcomes among a group of patients with mTNBC treated with leronlimab in the aforementioned 2019 study(ies). Although mTNBC patients typically have a poor prognosis, observed survival rates at 12, 24, 36, and 48 months after treatment with leronlimab compare favorably with reported life expectancy after treatment with currently approved therapies. In addition, the Company confirmed that a small group of patients who failed treatment after developing metastatic disease survived more than 48 months after receiving leronlimab, are alive today, and currently identify as having no evidence of ongoing disease.

In May 2025, the Company announced new data suggesting a novel mechanism of action of leronlimab for the treatment of solid tumors. The Company analyzed data from its prior clinical trials of patients with mTNBC and found that leronlimab treatment correlated with increased expression of an immune cell protein or “checkpoint inhibitor” known as programmed death-ligand 1 (“PD-L1”) on patients’ circulating tumor cells. The results indicated that 15 of 17 (88%) of patients who received a weekly dose of 525 mg or higher experienced a significant increase in PD-L1 expression on their CTCs over a 30-to-90-day period after starting leronlimab. Increasing expression of PD-L1 can be likened to turning “cold” tumors “hot”, elevating PD-L1 levels to the level necessary for patients to potentially derive benefit from further treatment with a class of drugs known as immune checkpoint inhibitors (“ICIs”). The Company also confirmed that all five patients (100%) who demonstrated a significant increase in PD-L1 expression after receiving leronlimab and received treatment with any ICI remain alive today.

The Company is currently in the process of resuming its clinical development in mTNBC, with the intention to prospectively confirm the retrospective observations in mTNBC outlined above. The Company currently expects to commence at least one, and potentially multiple studies in patients with breast cancer, with the first such study set to start enrolling in the Fall of 2026.

Leronlimab and Glioblastoma Multiforme ("GBM")

In December 2023, the Company entered into a partnership with Albert Einstein College of Medicine and Montefiore Medical Center, located in New York. The Company provided leronlimab to support two preclinical studies evaluating the efficacy of leronlimab independently and in combination with temozolomide in treating glioblastoma multiforme, also known as grade IV astrocytoma ("GBM"), in infected humanized mice. The study evaluated three groups of humanized mice: one control group, one group that received only leronlimab, and another group that received a combination of leronlimab and temozolomide. The primary objective of this study was to evaluate the effect of leronlimab on the primary tumor growth and occurrence of metastases in CCR5+ and CCR5- cells in humanized mice. Unfortunately, the unexpected aggressive behavior of the glioblastoma cell lines used for these studies rendered interpretation of these preclinical results difficult. Currently, the Company is pursuing follow-up murine studies, as well as an investigator-initiated pilot study in a group of patients with recurrent GBM.

The Company is currently in the process of commencing several projects towards the clinical development of leronlimab in GBM. We currently expect to commence at least one, and potentially multiple GBM projects in the next fiscal year. A pre-clinical project is already in progress, and we are currently exploring an opportunity to initiate a GBM pilot study in early 2027 with an academic institution partner that will be announced at a later date.

Pre-Clinical Development of Long-Acting CCR5 Antagonist

The Company has an active and ongoing joint development agreement with a third-party company with generative AI drug discovery and development tools in an effort to develop one or more longer-acting molecules. If successful, a longer-acting formulation has the potential to improve patient convenience, support chronic administration where appropriate, and enhance the commercial profile of leronlimab across selected indications. This joint development initiative remains in progress at this time, and the Company will provide further updates when appropriate.

Additional information regarding corporate and clinical developments is included in Part I, Item 1, Business in this Form 10-K.

Results of operations for the fiscal years ended May 31, 2026, and 2025

Fluctuations in Operating Results

The Company’s operating results may fluctuate significantly depending on the outcomes, number and timing of preclinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. Refer to Risk Factors, Liquidity and Capital Resources and Going Concern sections included in this Form 10-K.

The results of operations were as follows for the periods presented:

	Years ended May 31,		Change
(in thousands, except for per share data)	2026	2025	$	%
Operating expenses:
General and administrative	$7,449	$7,260	$189	3%
Research and development	15,696	(16,921)	32,617	193
Legal settlement loss	15,430	—	15,430	100
Total operating expenses	38,575	(9,661)	48,236	499
Operating (loss) gain	(38,575)	9,661	(48,236)	(499)
Interest and other income (expense):
Interest income	257	565	(308)	(55)
Interest on convertible notes	(2,489)	(4,424)	1,935	44
Amortization of discount on convertible notes	—	(407)	407	100
Standby equity purchase agreement commitment fee	(325)	—	(325)	(100)
Issuance costs for private placement of shares and warrants through placement agent	(1,628)	—	(1,628)	(100)
Legal settlement revaluation	83	—	83	100
Loss on induced conversion	—	(1,180)	1,180	100
Finance charges	(22)	(25)	3	12
Gain on restructuring of payables	—	407	(407)	(100)
Loss on derivatives	—	(852)	852	100
Total interest and other expenses	(4,124)	(5,916)	1,792	30
(Loss) gain before income taxes	(42,699)	3,745	(46,444)	(1,240)
Income tax benefit	—	—	—	—
Net (loss) income	$(42,699)	$3,745	$(46,444)	(1,240)%
(Loss) income per share:
Basic	$(0.03)	$0.00	$(0.03)	(100)%
Diluted	$(0.03)	$0.00	$(0.03)	(100)%

Weighted average common shares used in calculation of (loss) income per share:
Basic	1,289,302	1,205,755	83,547	7%
Diluted	1,289,302	1,242,922	46,380	4%

General and administrative expenses

G&A expenses consisted of the following:

	Years ended May 31,		Change
(in thousands)	2026	2025	$	%
Salaries, benefits and other compensation	$2,539	1,554	$985	63%
Stock-based compensation	647	826	(179)	(22)
Legal fees	1,334	1,663	(329)	(20)
Insurance	1,108	1,239	(131)	(11)
Other	1,821	1,978	(157)	(8)
Total general and administrative	$7,449	$7,260	$189	3%

The increase in G&A expenses for the fiscal year ended May 31, 2026, compared to the prior fiscal year, was primarily attributable to salaries, benefits, and other compensation arising from headcount increases.

Research and development expenses

R&D expenses consisted of the following:

	Years ended May 31,		Change
(in thousands)	2026	2025	$	%
Clinical	$13,247	$5,790	$7,457	129%
Non-clinical	1,012	1,066	(54)	(5)
CMC	1,519	1,091	428	39
License and patent fees	(82)	117	(199)	(170)
Return of clinical expenses	—	(24,985)	24,985	(100)
Total research and development	$15,696	$(16,921)	$32,617	(193)%

The increase in R&D expenses in the fiscal year ended May 31, 2026, compared to the prior fiscal year, was due to higher clinical expenses related to the Phase 2 preclinical study of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer. Additionally, the primary factor contributing to the increase in R&D expenses was a return of clinical expenses related to the settlement of the Company’s litigation with Amarex in July 2024.

The future trend of our R&D expenses is dependent on the costs of any future clinical trials and our decisions regarding which indications on which to focus our future efforts toward the development and study of leronlimab, which may include preclinical and clinical studies for oncology and inflammation, as well as the timing and outcomes of efforts to develop a long-acting new or modified therapeutic.

Interest and other expenses

Interest and other expenses consisted of the following:

	Years ended May 31,		Change
(in thousands)	2026	2025	$	%
Interest income	$257	565	$(308)	(55)%
Interest on convertible notes	(2,489)	$(4,424)	1,935	(44)
Amortization of discount on convertible notes	—	(407)	407	(100)
Standby equity purchase agreement commitment fee	(325)	—	(325)	(100)
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(1,628)	—	(1,628)	(100)
Legal settlement revaluation	83	—	83	100
Loss on induced conversion	—	(1,180)	1,180	100
Finance charges	(22)	(25)	3	12
Gain on restructuring of payables	—	407	(407)	(100)
Loss on derivatives	—	(852)	852	100
Total interest and other expenses	$(4,124)	$(5,916)	$1,792	(30)%

The decrease in interest and other expenses for the fiscal year ended May 31, 2026, compared with the prior fiscal year, was primarily due to lower interest on convertible notes payable, absence of losses on induced conversion and on derivatives in the most recent fiscal year. The decrease in interest on convertible notes payable is due to a lower interest rate compared to the prior period. The decrease in loss on induced conversion is due to the note payments in the current fiscal year being exchanged with an equal value of shares of common stock. The decrease in loss on derivatives is due to no derivative activity in the fiscal 2026 period. The decrease in interest and other expenses for the fiscal year ended May 31, 2026 was partially offset by issuance costs related to the private placement of common stock and warrants through a placement agent.

Refer to Part II, Item 8, Note 4, Convertible Instruments and Accrued Interest and Note 14, Subsequent Events in this report for additional information.

Liquidity and Capital Resources

As of May 31, 2026, we had a total of approximately $11.9 million in cash and cash equivalents, and approximately $53.7 million in short-term liabilities consisting primarily of approximately $12.0 million representing the short-term portion of the principal and accrued interest on convertible notes payable, and approximately $32.1 million in accounts payable and accrued liabilities and compensation. We will continue to incur operating losses, and the Company will require a significant amount of additional capital in the future as we continue to seek approval to commercialize leronlimab. Despite the Company’s negative working capital position, vendor relations remain relatively accommodative given liquidity constraints. We cannot be certain, however, that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such agreements are deemed favorable to both parties under then current circumstances and as necessary to fund our current and projected cash needs.

Cash and Cash equivalents

The Company’s cash and cash equivalents position of approximately $11.9 million on May 31, 2026, had little change compared to the cash balance of approximately $11.9 million on May 31, 2025.

Summary of cash flows and changes between the periods presented is as follows:

	Years ended May 31,		Change
(in thousands)	2026	2025	$
Net cash (used in) provided by:
Net cash (used in) provided by operating activities	$(17,252)	$(8,765)	$(8,487)
Net cash (used in) provided by financing activities	$17,201	$10,854	$6,347

Cash used in operating activities

Net cash used in operating activities totaled approximately $17.3 million during the fiscal year ended May 31, 2026, representing an increase of approximately $8.5 million compared to the prior year. The increase in the net amount of cash used in operating activities was due primarily to a one-time legal settlement of approximately $10.0 million in the prior period.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $17.2 million, an increase of approximately $6.3 million compared to the prior year. The increase in net cash provided was primarily the result of the private sale of common stock and warrants.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note as amended in March 2026 accrues interest daily at a rate of 5% per annum, has a stated conversion price of $10.00 per share, and matures in April 2029. As of May 31, 2026, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.7 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million resulting in net cash proceeds of $25.0 million, after $3.4 million of debt discount and $0.1 million of offering costs. The note as amended in March 2026 accrues interest daily at a rate of 5% per annum, has a stated conversion price of $10.00 per share, and matures in April 2029. As of May 31, 2026, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $29.6 million.

Refer to Part II, Item 8, Note 4, Convertible Instruments and Accrued Interest and Note 14, Subsequent Events in this report for additional information.

Common stock

We have 2,250.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	May 31, 2026
Issuable upon:
Warrant exercises	306.4
Convertible preferred stock and undeclared dividends conversion	42.5
Exercises of outstanding stock options and vesting of outstanding PSUs	53.7
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	6.1
Reserved for issuance under Standby Equity Purchase Agreement	115.5
Reserved for issuance pursuant to legal settlement, subject to court approval	49.0
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	585.2
Common stock outstanding	1,373.5

As a result, as of May 31, 2026, we had approximately 291.3 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Refer to Part II, Item 8, Note 14, Subsequent Events in this report for additional information.

Off-Balance Sheet Arrangements

As of May 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 4, Convertible Instruments and Accrued Interest, Note 10, Commitments and Contingencies and Note 14, Subsequent Events included in Part II, Item 8 of this Form 10-K.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Net income of $3.7 million for the fiscal year ended May 31, 2025 resulted from the recovery of approximately $25.0 million in clinical expenses due to the settlement of the Company’s litigation with Amarex, which is a non-recurring event. The Company had an accumulated deficit of $930.5 million as of May 31, 2026. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had no activities that produced revenue in the periods presented and has had operating losses since inception. The Company’s continuation as a going concern is dependent upon its ability to obtain a significant amount of additional operating capital to continue to fund operations and pay its liabilities and commitments, to pursue its research into multiple indications for and development of its product candidate, to obtain FDA approval of its product candidate for use in treating one or more indications, to outsource manufacturing of its product and ultimately to attain profitability. We intend to seek additional funding through equity or debt offerings, licensing agreements, supply and distribution agreements, and strategic alliances to implement our business strategies. There are no assurances, however, that we will be successful in these endeavors. If we are not able to raise capital on a timely basis on favorable terms, if at all, we may need to significantly change or scale back operations, including pursuing other development and commercialization initiatives and obtaining adequate funding to cover the costs of the legal proceedings in which we are involved, all of which individually or in combination could materially impede our ability to achieve profitability. The Company’s failure to raise additional capital could also affect our relationships with key vendors and disrupt our ability to timely execute our business plan. In extreme cases, the Company could be forced to file for bankruptcy protection, discontinue operations or liquidate assets.

Since inception, the Company has financed its activities principally from the public and private sale of equity securities, as well as with proceeds from issuance of convertible notes and related party notes payable. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities. As of July 31, 2026, the Company had approximately 206.3 million shares of common stock authorized for issuance under its certificate of incorporation, as amended, and available for future uses. The sale of equity and convertible debt securities to raise additional capital is likely to result in dilution to stockholders and those securities may have rights senior to the common stock. If the Company raises funds through the issuance of additional preferred stock, convertible debt securities, or other debt or equity financing, the related transaction documents could contain covenants restricting its operations.

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

Refer to Part I, Item 1A, Risk Factors of this Form 10-K for additional information.

New Accounting Pronouncements

Refer to Part II, Item 8, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements in this Form 10-K.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of business. Our primary exposure to market risk is sensitivity to changes in interest rates. We hold our cash in interest-bearing money market accounts; due to the short-term maturities of such financial instruments, a 100 basis point change in interest rates would not have a material effect on the fair market value of our cash. As of May 31, 2026, we had $11.9 million in cash and cash equivalents.

Common Stock Price Volatility

The Compensation Committee of the Board of Directors has historically granted stock incentive awards to management and employees in the form of stock options. Stock-based compensation expense is recognized for stock options over the requisite service period using the fair value of these grants as estimated at the award grant date using the Black-Scholes pricing model and the market value of our publicly traded common stock on the date of grant. In addition to the market value of our common stock, one of the inputs into this model that significantly impacts the fair value of the options is the expected volatility of our common stock over the estimated life of the option. We estimate expected volatility by using the most recent historical experience. Since November 2019, our common stock has experienced periods of high trading volatility. Grants of stock options during the fiscal year ended May 31, 2026, continued to reflect expected volatility as part of the estimated fair value of stock options. Additionally, we negotiate the settlement of debt payment obligations in exchange for equity securities of the Company, which can create a non-cash charge upon extinguishment of debt as the price of our common stock fluctuates. If we continue to enter into these settlements, increases in the volatility of our common stock trading price will result in increased dilution and extinguishment gains or losses.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTODYN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CytoDyn Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CytoDyn Inc. (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, CT

August 31, 2026

CytoDyn Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	May 31, 2026	May 31, 2025
Assets
Current assets:
Cash and cash equivalents	$11,852	$11,903
Prepaid expenses	750	252
Prepaid service fees	1,276	3,723
Other receivables	—	2,000
Total current assets	13,878	17,878
Other non-current assets	95	169
Total assets	$13,973	$18,047
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,155	$14,692
Accrued liabilities and compensation	18,925	2,206
Accrued interest on convertible notes	11,140	18,151
Accrued dividends on convertible preferred stock	9,647	8,269
Current portion of long-term convertible notes payable	860	27,200
Total current liabilities	53,727	70,518
Convertible notes payable	26,340	—
Operating leases	53	—
Other liabilities (Note 10)	43,571	43,571
Total liabilities	123,691	114,089
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at May 31, 2026 and May 31, 2025	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at May 31, 2026 and May 31, 2025	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at May 31, 2026 and May 31, 2025	—	—
Common stock, $0.001 par value; 2,250,000 shares authorized; 1,373,803 and 1,249,460 issued, and 1,373,517 and 1,249,174 outstanding at May 31, 2026 and May 31, 2025, respectively	1,374	1,249
Treasury stock, $0.001 par value; 286 shares at May 31, 2026 and May 31, 2025	—	—
Additional paid-in capital	819,393	790,495
Accumulated deficit	(930,485)	(887,786)
Total stockholders’ deficit	(109,718)	(96,042)
Total liabilities and stockholders' deficit	$13,973	$18,047

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended May 31,
	2026	2025
Operating expenses:
General and administrative	$7,449	$7,260
Research and development	15,696	(16,921)
Legal settlement loss	15,430	—
Total operating expenses	38,575	(9,661)
Operating (loss) gain	(38,575)	9,661
Interest and other income (expense):
Interest income	257	565
Interest on convertible notes	(2,489)	(4,424)
Amortization of discount on convertible notes	—	(407)
Standby equity purchase agreement commitment fee	(325)	—
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(1,628)	—
Legal settlement revaluation	83	—
Loss on induced conversion	—	(1,180)
Finance charges	(22)	(25)
Gain on restructuring of payables	—	407
Loss on derivatives	—	(852)
Total interest and other expenses	(4,124)	(5,916)
(Loss) gain before income taxes	(42,699)	3,745
Income tax benefit	—	—
Net (loss) income	$(42,699)	$3,745
(Loss) income per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00
Weighted average common shares used in calculation of (loss) income per share:
Basic	1,289,302	1,205,755
Diluted	1,289,302	1,242,922

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

	Preferred stock		Common stock		Treasury stock		Additional paid-	Accumulated	Total stockholders' (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	deficit	equity
Balance May 31, 2024	34	$—	1,059,002	$1,059	443	$—	$773,714	$(891,531)	$(116,758)
Issuance of stock for convertible note repayment	—	—	25,431	25	—	—	4,068	—	4,093
Loss on induced conversion	—	—	—	—	—	—	1,180	—	1,180
Stock issued for tender offer	—	—	152,505	153	—	—	13,873	—	14,026
Issuance costs related to stock issued for tender offer	—	—	—	—	—	—	(3,649)	—	(3,649)
Stock option exercises	—	—	500	1	—	—	105	—	106
Stock issued for compensation	—	—	435	—	—	—	100	—	100
Stock adjustment	—	—	(651)	(1)	(157)	—	1	—	—
Warrant exercises	—	—	12,238	12	—	—	1,069	—	1,081
Preferred stock dividends accrued and paid in common stock upon conversion	—	—	—	—	—	—	(1,478)	—	(1,478)
Stock-based compensation	—	—	—	—	—	—	1,512	—	1,512
Net loss for May 31, 2025	—	—	—	—	—	—	—	3,745	3,745
Balance May 31, 2025	34	$—	1,249,460	$1,249	286	$—	$790,495	$(887,786)	$(96,042)
Issuance of stock for convertible note repayment	—	$—	32,566	$33	—	$—	$9,467	$—	$9,500
Stock option exercises	—	—	714	1	—	—	148	—	149
Standby equity purchase agreement commitment fee	—	—	1,270	1	—	—	299	—	300
Stock issued for private offerings	—	—	85,693	86	—	—	21,269	—	21,355
Issuance costs related to stock to be issued for private offerings	—	—	—	—	—	—	(3,407)	—	(3,407)
Standby equity purchase agreement advance notices	—	—	3,200	3	—	—	871	—	874
Warrant exercises	—	—	422	1	—	—	(1)	—	—
Conversion of Series C preferred stock to common stock	—	—	280	—	—	—	—	—	—
Dividends accrued and paid in common stock upon conversion	—	—	198	—	—	—	(1,378)	—	(1,378)
Stock-based compensation	—	—	—	—	—	—	1,630	—	1,630
Net loss for May 31, 2026	—	—	—	—	—	—	—	(42,699)	(42,699)
Balance May 31, 2026	34	$—	1,373,803	$1,374	286	$—	$819,393	$(930,485)	$(109,718)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended May 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(42,699)	$3,745
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	17	18
Standby equity purchase agreement non-cash commitment fee	300	—
Issuance costs for private placement of shares and warrants through placement agent	1,628	—
Amortization of discount on convertible notes	—	407
Gain on restructuring of payables	—	(407)
Loss on derivatives	—	852
Loss on induced conversion	—	1,180
Stock-based compensation	1,630	1,612
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,006	(4,840)
Accounts payable, accrued expenses, and other liabilities	17,866	(11,332)
Net cash used in operating activities	(17,252)	(8,765)
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from warrant transactions, net of offering costs	—	10,377
Proceeds from sale of common stock and warrants, net of issuance costs	16,320	—
Proceeds from warrant exercises	—	1,081
Proceeds from standby equity purchase agreement, net of issuance costs	874	—
Proceeds from exercise of stock options	149	106
Cash paid for note payable	(142)	(710)
Net cash provided by financing activities	17,201	10,854
Net change in cash and cash equivalents	(51)	2,089
Cash and cash equivalents at beginning of period	11,903	9,814
Cash and cash equivalents at end of period	$11,852	$11,903
Cash and cash equivalents consisted of the following:
Cash	$11,852	$11,903
Restricted cash	—	—
Total cash and restricted cash	$11,852	$11,903
Supplemental disclosure:
Cash paid for interest	$22	$25
Non-cash investing and financing transactions:
Issuance of common stock for interest on convertible notes	$9,500	$4,500
Accrued dividends on Series C and D convertible preferred stock	$1,481	$1,478
Dividend paid in common stock on Series C convertible preferred stock conversions	103	—
Cashless exercise of warrant	$—	$2
Warrants issued to placement agent	$2,754	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF May 31, 2026

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented, except for the year ended May 31, 2025 due to a one-time return of clinical expenses. The Company had an accumulated deficit of approximately $930.5 million as of May 31, 2026. These factors, among others, including the various matters discussed in Note 10, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to obtain additional operating capital, complete the development of its product candidate, leronlimab, obtain approval to commercialize leronlimab from regulatory agencies, continue to outsource manufacturing of leronlimab and ultimately generate revenues and attain profitability. The Company plans to continue to engage in research and development activities related to leronlimab and a new or modified longer-acting therapeutic for multiple indications and expects to incur significant research and development expenses in the future, primarily related to its regulatory compliance, including performing additional pre-clinical and clinical studies in various indications, and seeking regulatory approval for its product candidate for commercialization. These research and development activities are subject to significant risks and uncertainties. The Company intends to finance its future development activities and its working capital needs primarily from the sale of equity and debt securities, combined with additional funding from other sources. However, there can be no assurance that the Company will be successful in these endeavors.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are assessed each period and updated to reflect current information, such as the status of our analysis of the results of our clinical trials and/or discussions with the FDA, which could have an impact on the Company’s significant accounting estimates and assumptions. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include, but are not limited to, those relating to stock-based compensation, assumptions used to value warrants and warrant modifications, and research and development expenses. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits, money market funds and treasury bills with original maturity dates of three months or less. Our investments in money market funds and treasury bills are measured at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The value of the money market fund as of May 31, 2026 and May 31, 2025, was approximately $1.6 million and $11.4 million, respectively. The value of the treasury bills as of May 31, 2026 was approximately $9.1 million. The Company did not have a treasury bills balance as of May 31, 2025.

Cash is maintained at federally insured financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to cash balances. Balances in excess of federally insured limits were approximately $11.6 million of the cash and cash equivalents balance at May 31, 2026. Balances in excess of federally insured limits were approximately $11.7 million of the cash and cash equivalents balance at May 31, 2025.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued liabilities, and debt. As of May 31, 2026, the carrying value of the Company’s assets and liabilities approximate their fair value due to the short-term maturity of the instruments. Debt is reported at amortized cost in the consolidated balance sheets which approximate fair value. The remaining financial instruments are reported in the consolidated balance sheets at amounts that approximate current fair values. The fair value hierarchy specifies three levels of inputs that may be used to measure fair value as follows:

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

In accordance with the prescribed accounting guidance, the Company measured the fair value of money market funds, treasury bills and common shares related to the Securities Class Action Lawsuits settlement described in Note 10, Commitments and Contingencies using the fair value hierarchy during the fiscal year ended May 31, 2026.

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

The Company follows the provisions of ASC 740‑10, Uncertainty in Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties from the implementation of ASC 740‑10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses.

In accordance with Section 15 of the Internal Revenue Code, the Company utilized a federal statutory rate of 21% for our fiscal 2026 and 2025 tax years. The net tax expense for the fiscal years ended May 31, 2026, and 2025, was zero. As of May 31, 2026, and 2025, the Company has a full valuation allowance as management does not consider it more likely than not that the benefits from the deferred tax assets will be realized.

Basic and Diluted Net Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing the net earnings (loss) by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include warrants to purchase shares of common stock, stock options, convertible shares of preferred stock and convertible notes. For periods in which the Company has generated a net loss, the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity and derivatives. The amendments will align the requirements in the FASB ASC with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendments on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective for the annual period beginning June 1, 2025. ASU 2023-09 only impacted the disclosures and did not otherwise impact the consolidated financial statements. See Note 8, Income taxes, for disclosures related to the adoption of ASU 2023-09.

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

Note 3. Accrued Liabilities

The components of accrued liabilities were as follows (in thousands):

	May 31, 2026	May 31, 2025
Compensation and related expense	$919	$278
Legal settlement	15,347	—
Legal fees	11	50
Clinical expense	2,025	487
License fees	600	1,105
Lease payable	23	141
Other liabilities	—	145
Total accrued liabilities	$18,925	$2,206

Note 4. Convertible Instruments and Accrued Interest

Convertible Preferred Stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	May 31, 2026			May 31, 2025
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,390	10,565	190	12,670	10,565
Undeclared dividends	$29	$—	$—	$24	$—	$—
Accrued dividends	$—	$4,302	$5,345	$—	$3,769	$4,500
Total shares of common stock if dividends converted	58	8,604	10,690	48	7,538	9,000

Under the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), dividends on its outstanding shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) may be paid in cash or shares of the Company’s common stock at the election of the Company. Dividends on outstanding shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series D Convertible Preferred Stock (the “Series D Preferred Stock”) are payable in cash or shares of common stock at the election of the holder. The preferred stockholders have the right to dividends only when and if declared by the Company’s Board of Directors. Shares of common stock presented in the table above represent the number of shares that would have been issued had the dividend been paid in shares of the Company’s common stock as of the end of each presented period; undeclared dividends of Series C Preferred Stock and Series D Preferred Stock are accrued as of May 31, 2026. Due to the Company’s accumulated deficit of approximately $930.5 million as of May 31, 2026, under Section 170 of the Delaware General Corporation Law, the Company is prohibited from paying any dividends, whether in cash, other property or in shares of capital stock, until the deficiency in the amount of capital represented by the Company’s issued and outstanding preferred stock shall have been repaired. Refer to the discussion below for additional information.

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

Convertible Notes and Accrued Interest

The outstanding balance of convertible notes, the terms of which are described in more detail below, including accrued interest, were as follows:

	May 31, 2026			May 31, 2025
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable	2,831	24,369	27,200	2,831	24,369	27,200
Accrued interest on convertible notes	5,872	5,268	11,140	5,378	12,773	18,151
Outstanding convertible notes payable and accrued interest	$8,703	$29,637	$38,340	$8,209	$37,142	$45,351

Changes in the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2025	$8,209	$37,142	$45,351
Interest expense	494	1,995	2,489
Fair market value of shares exchanged for repayment	—	(9,500)	(9,500)
Outstanding balance at May 31, 2026	$8,703	$29,637	$38,340

Convertible Note – April 2, 2021 Note

On April 2, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note in the initial principal amount of $28.5 million (the “April 2, 2021 Note”), and an initial annual interest rate of 10%. The current maturity date is April 5, 2029. See April 2, 2021 and April 23, 2021 Note Extensions below. The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million.

Beginning in April 2026, in connection with extension of the maturity date, interest accrues at an annual rate of 5% on the outstanding balance; provided that the rate would increase to the lesser of 22% per annum or the maximum rate permitted by applicable law upon occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 2, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10%, or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 2, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021, and listed as Exhibit 4.6 in Item 15 to this report. The April 2, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

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

The investor may convert all or any part of the outstanding balance of the April 2, 2021 Note into shares of common stock at an initial conversion price of $10.00 per share upon five trading days’ notice, subject to certain adjustments and volume and ownership limitations. In addition to standard anti-dilution adjustments, the conversion price of the April 2, 2021 Note is subject to full-ratchet anti-dilution protection, pursuant to which the conversion price will be automatically reduced to equal the effective price per share in any new offering by the Company of equity securities that have registration rights, are registered or become registered under the Securities Act, as amended. The April 2, 2021 Note provides for liquidated damages upon failure to deliver common stock within specified timeframes and requires the Company to maintain a share reservation of 6.0 million shares of common stock. The Company may prepay the outstanding balance of the note, in part or in full, plus a 15% premium, at any time upon 15 trading days’ notice.

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

Convertible Note – April 23, 2021 Note

On April 23, 2021, the Company entered into a securities purchase agreement pursuant to which the Company issued a secured convertible promissory note to an institutional accredited investor affiliated with the holder of the April 2, 2021 Note in the initial principal amount of $28.5 million (the “April 23, 2021 Note”), and an initial annual interest rate of 10%. The current maturity date is April 23, 2029. See April 2, 2021 and April 23, 2021 Note Extensions below. The Company received consideration of $25.0 million, reflecting an original issue discount of $3.4 million and issuance costs of $0.1 million. The April 23, 2021 Note is secured by all the assets of the Company, excluding the Company’s intellectual property.

Beginning in March 2026, in connection with extension of the maturity date, interest accrues at an annual rate of 5% on the outstanding balance of the April 23, 2021 Note, with the rate increasing to the lesser of 22% per annum or the maximum rate permitted by applicable law upon the occurrence of an event of default. In addition, upon any event of default, the investor may accelerate the outstanding balance payable under the April 23, 2021 Note; upon such acceleration, the outstanding balance will increase automatically by 15%, 10%, or 5%, depending on the nature of the event of default. The events of default are listed in Section 4 of the April 23, 2021 Note filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2021, and listed as Exhibit 4.7 in Item 15 to this report.

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

During the fiscal year ended May 31, 2026, in satisfaction of the required monthly payments, the Company and the April 23, 2021 Noteholder entered into twelve exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into the Partitioned Notes with an aggregate principal amount of approximately $9.5 million, which were exchanged concurrently for shares of the Company's common stock of equal value, amounting to approximately 32.6 million shares of common stock. The total outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to an amount of $29.6 million.

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

April 2, 2021 Note and April 23, 2021 Note Extensions

In April 2023, the Company and the April 2, 2021 and April 23, 2021 noteholders entered into an amendment to each note that extended the maturity date an additional two years. In exchange, the Company agreed to pay the noteholders an extension fee equal to two and one-half percent (2.5%) of the outstanding balance of each note as of April 10, 2023. As a result, the balances of the April 2, 2021 Note and April 23, 2021 Note increased by $0.3 million and $0.9 million, respectively.

The Company accounted for the note extensions as an increase to the discount on the convertible notes payable and amortized the note extension fee until the extended maturity date, April 2025.

In April 2025, the Company and the April 2, 2021 and April 23, 2021 noteholders agreed to extend the maturity date of each of the notes by one year to April 2026 (the “2025 Extension Periods”) and to reduce the annual interest rate to 6%. The Company also agreed to make total monthly payments of $750,000 covering both notes during the 2025 Extension Periods by issuing shares of common stock equal in value to each $750,000 monthly payment calculated based on the lower of (i) the previous trading day’s closing price, or (ii) the average of the five previous trading day closing prices.

In March 2026, the Company and the April 2, 2021 and April 23, 2021 noteholders agreed to extend the maturity date of each of the notes by three years to April 2029 and to reduce the annual interest rate to 5%. The Company also agreed to make total monthly payments of $1,000,000 covering both notes through the extended maturity dates of April 5, 2029 and April 23, 2029, respectively, by issuing shares of common stock equal in value to each $1,000,000 monthly payment calculated based on the lower of (i) the previous trading day's closing price or (ii) the average of the five previous trading day closing prices.

In the event of a conflict, the terms in the April 2026 extensions supersede the terms of the original Notes and all prior amendments thereto.

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

As consideration for Yorkville’s commitment to purchase the common stock pursuant the Purchase Agreement, the Company (i) paid Yorkville a structuring fee in the amount of $25,000; and (ii) agreed to pay a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”), to be paid in the form of shares of common stock issued to Yorkville (the “Commitment Shares”), of which one-half was issued on November 3, 2025, and the remaining one-half was issued on the six-month anniversary of the Purchase Agreement.

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

During the year ended May 31, 2026, pursuant to the Purchase Agreement, the Company sold approximately 3.2 million shares of common stock in exchange for approximately $0.9 million in cash.

Private placement of common stock and warrants through placement agent

On February 27, 2026, the Company concluded a private offering to accredited investors of units through a placement agent that commenced in January 2026 (the “Placement Agent Offering”). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit, $0.2153 (the “deal price”), was equal to 90% of the intraday volume weighted average prices of the common stock as of the initial closing on January 30, 2026. The Company sold approximately 81.3 million units for a total of approximately $17.5 million in cash in the Placement Agent Offering. The Company classified the securities issued in the private placement as a liability until the final close, when the liability was reclassified as equity.

The warrants issued to the investors in the private placement have a five-year term and an exercise price of $0.26 per share. The warrants were fully exercisable when issued. Except as described above, the terms of the warrants are substantially similar to the form of warrant included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021.

Pursuant to its agreement to use commercially reasonable efforts to prepare and file, and cause the SEC to declare effective, a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the resale of the shares of common stock and the shares to be received upon the exercise of the warrants sold in the private placement, a registration statement filed by the Company that covered the foregoing shares, as well as other shares held by or to be issued to certain stockholders upon the exercise of warrants or conversion of convertible notes, became effective on May 20, 2026.

As compensation to the placement agent, the Company paid a cash fee equal to 13% of the gross proceeds received from qualified investors. The Company also issued warrants to purchase approximately 12.2 million shares of common stock to the placement agent or its designees with an exercise price equal to the deal price. Additionally, the placement agent was given the right to exchange warrants to purchase up to 3.0 million shares for newly issued warrants to purchase an equal number of shares, also with an exercise price equal to the deal price. All warrants issued to the placement agent in connection with the private placement include a cashless exercise provision and are exercisable for a period of 10 years from the date of issuance.

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

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2024	361,445	$0.34	4.21	$2,697
Granted	—	$—
Exercised	(140,106)	$0.09		7,615
Forfeited, expired, and cancelled	(8,211)	$0.56
Warrants outstanding at May 31, 2025	213,128	$0.27	3.71	$27,923
Granted	93,941	$0.25
Exercised	(597)	$0.09		129
Forfeited, expired, and cancelled	(105)	$3.07
Warrants outstanding at May 31, 2026	306,367	$0.26	3.57	$25,421
Warrants outstanding and exercisable at May 31, 2026	306,367	$0.26	3.57	$25,421

Warrant exercises

During the fiscal year ended May 31, 2026, the Company issued approximately 0.4 million shares of common stock in connection with the cashless exercise of approximately 0.6 million warrants with a stated exercise price of $0.09387 per share.

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of May 31, 2026, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan contains an “evergreen provision” whereby the total number of shares available to be issued automatically increases annually on the first day of each fiscal year in an amount equal to 1.0% of the total outstanding shares on the last day of the prior fiscal year, unless the Board determines otherwise before the fiscal year end. As of May 31, 2026, the 2012 Plan covered a total of 79.3 million shares of common stock.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2024	25,849	$0.60	7.77	$—
Granted	13,025	$0.17
Exercised	(500)	$0.21		72
Forfeited, expired and cancelled	(50)	$0.66
Options outstanding at May 31, 2025	38,324	$0.46	7.65	$4,039
Granted	18,221	$0.28
Exercised	(714)	$0.21		74
Forfeited, expired and cancelled	(5,675)	$0.75
Options outstanding at May 31, 2026	50,156	$0.36	7.97	$3,146
Options outstanding and exercisable at May 31, 2026	26,945	$0.45	6.75	$2,131

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

	Years ended May 31,
	2026	2025
Expected Volatility	107.2 - 128.6%	123.2 - 130.4%
Weighted-Average Volatility	120.29%	127.02%
Expected Dividends	—%	—%
Expected Term (In years)	5.2 - 6.1	5.1 - 6.1
Risk-Free Rate	4.10%	3.96%

In each of the fiscal years ended May 31, 2026, and 2025, stock-based compensation expense related to equity instruments totaled $1.6 million; stock-based compensation expense is split between general and administrative expense and research and development expense in the Company’s consolidated statements of operations. The grant date fair value of options vested during the same periods was approximately $0.9 million and $1.3 million, respectively. As of May 31, 2026, there was approximately $5.8 million of unrecognized compensation expense related to share-based payments for unvested options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

During the fiscal year ended May 31, 2026, the Company granted stock options covering a total of approximately 18.2 million shares of common stock to directors, employees and consultants, with exercise prices ranging between $0.26 and $0.32 per share. Of the options granted during the fiscal year ended May 31, 2026, approximately 15.0 million vest over four years, and approximately 3.2 million vest over one year, in each case with a ten-year term. The grant date fair values of the stock options ranged between $0.23 and $0.27 per share. As of May 31, 2026, and May 31, 2025, there were approximately 26.9 million and 28.6 million vested stock options and approximately 23.2 million and 9.7 million unvested stock options outstanding, respectively.

RSUs and PSUs

The 2012 Plan provides for equity instruments, such as restricted stock units (“RSUs”) and performance shares (“PSUs”), which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSUs are service-based awards that vest according to the terms of the grant. PSUs have performance-based payout conditions.

The following table summarizes the Company’s PSU activity. No RSUs were outstanding at the dates shown.

			Weighted	Weighted average
			average	remaining
(shares in thousands)	Number of PSUs (1)		grant date fair value	contractual life in years
Unvested PSUs at May 31, 2024	—	$
PSUs granted	3,500		0.41
PSUs forfeited	—
PSUs vested	—
Unvested PSUs at May 31, 2025	3,500		0.41	1.75
PSUs granted	—
PSUs forfeited	—
PSUs vested	—
Unvested PSUs at May 31, 2026	3,500		$0.41	2.00

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

Based on the estimated level of achievement of the performance targets associated with the PSUs as of May 31, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSUs totaled approximately $1.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations are as follows:

	Years ended May 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net (loss) income	$(42,699)	$3,745
Less: Accrued preferred stock dividends	(1,481)	(1,483)
Basic net (loss) income applicable to common stockholders	(44,180)	2,262
Diluted net (loss) income applicable to common stockholders	$(44,180)	$2,262
Denominator:
Basic weighted average common shares outstanding	1,289,302	1,205,755
Effect of dilutive securities:
Warrant exercises	—	34,821
Preferred stock conversions	—	2,346
Diluted weighted average common shares outstanding	1,289,302	1,242,922
Basic (loss) income per share	$(0.03)	$0.00
Diluted (loss) income per share	$(0.03)	$0.00

Refer to Note 14, Subsequent Events for additional information regarding the shares issued subsequent to May 31, 2026.

The table below shows the numbers of shares of common stock issuable upon the exercise, vesting or conversion of outstanding options, warrants, unvested restricted stock (including those subject to performance conditions), convertible preferred stock (including undeclared dividends) and convertible notes that were not included in the computation of the diluted weighted average number of shares of common stock outstanding for the periods presented:

	Year ended May 31,
(in thousands)	2026	2025
Stock options, PSUs, and warrants	360,022	217,785
Convertible notes	12,000	12,000
Convertible preferred stock	42,498	40,013

Note 8. Income Taxes

Income (loss) before provision for income taxes was $(42.7) million and $3.7 million for the years ended May 31, 2026 and 2025, respectively, all of which was generated in the United States.

The Company’s provision for income taxes consists of the following:

	Years Ended May 31,
	2026	2025
Current:
Federal	$—	$—
State	—	—
Total Current	—	—
Deferred:
Federal	7,237	(2,433)
State	—	—
Change in valuation allowance	(7,237)	2,433
Total deferred	—	—
Total income tax benefit (expense)	$—	$—

The Company’s provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes after the adoption of ASU 2023-09 as follows:

	Years Ended May 31,
	2026
	(in thousands)	Percent
U.S. federal statutory tax rate	(8,967)	21.0%
Changes in valuation allowance	7,237	(16.9)
Non-taxable or non-deductible items
Non-deductible debt issuance costs	410	(1.0)
Non-deductible interest on convertible notes	523	(1.2)
Stock compensation	2	(0.0)
Other	3	(0.0)
Other
Stock compensation	792	(1.9)
Total provision for income taxes	-	(0.0)%

The Company's provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes prior to the adoption of ASU 2023-09 as follows:

Years ended May 31,
2025
Statutory federal income tax rate	21.0%
Derivative loss	4.8
Non-deductible debt issuance costs	(2.3)
Non-deductible interest on convertible notes	24.8
Non-deductible loss on induced conversion	6.6
Non-deductible debt discount amortization	2.3
Stock Compensation	6.2
NOL expiration	1.5
Other	0.0
Valuation allowance	(64.9)
Total provision for income taxes	0.0%

As of May 31, 2026 and 2025, the net deferred tax assets consisted of the following:

	As of May 31,
	2026	2025
Deferred tax assets:
Net operating loss	$102,730	$97,626
Credits	2,063	2,063
ASC 718 expense on non-qualified stock options	2,146	2,724
Accrued expenses	3,438	272
Lease liability	16	30
Inventory charges	6,173	6,173
Inventory write-off	1,767	1,953
Contingent liability	9,150	9,150
Issued warrants	3,169	2,901
Section 174 R&D costs	2,695	3,179
Amortization	103	155
Fixed assets	5	4
Other	—	—
Total gross deferred tax asset	133,455	126,230
Less valuation allowance	(133,440)	(126,203)
Total deferred tax assets	15	27
Deferred tax liabilities:
Right-of-use asset	(15)	(27)
Total deferred tax liabilities	(15)	(27)
Net deferred tax asset (liability)	$—	$—

Valuation allowances are established when necessary to reduce deferred tax assets, including temporary differences and net operating loss carryforwards, to the amount expected to be realized in the future. FASB guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. The Company had cumulative losses from continuing operations in the United States for the three-year period ended May 31, 2026. The Company considered this negative evidence along with all other available positive and negative evidence and concluded that, at May 31, 2026, it is more likely than not that the Company’s U.S. deferred tax assets will not be realized. As of May 31, 2026, a valuation allowance has been recorded on the Company’s deferred tax assets to recognize only the proportion of the deferred tax asset that is more likely than not to be recognized. The Company’s total valuation allowance was $133.4 million at May 31, 2026 and $126.2 million at May 31, 2025. The Company’s valuation allowance increased $7.2 million and decreased $2.4 million during the fiscal years ended May 31, 2026 and 2025, respectively. A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

	May 31, 2026	May 31, 2025
Valuation allowance at beginning of year	$126,203	$128,636
Change in valuation allowance	7,237	(2,433)
Valuation allowance at end of year	$133,440	$126,203

As of May 31, 2026, the Company had cumulative federal net operating losses of approximately $489.2 million. Of these losses, $78.6 million were generated in 2012 through 2017, prior to the Tax Cuts and Jobs Act enactment, and will expire between fiscal 2032 to fiscal 2037 if not utilized. The remaining net operating losses have an indefinite carryforward period. As of May 31, 2025, the Company had cumulative federal net operating losses of approximately $464.9 million.

As of May 31, 2026, the Company had a $2.1 million deferred tax asset related to a federal research and development credit carryforward. If not utilized, the credits will expire between fiscal 2034 through fiscal 2037. As of May 31, 2025, the Company had a $2.1 million deferred tax asset related to a federal research and development credit carryforward.

As of May 31, 2026, the U.S. tax returns for fiscal year 2005 through fiscal year 2025 remain subject to examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. As of May 31, 2026, there are no income tax returns currently under audit.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international), expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company has accounted for the impact of the applicable OBBBA provisions in its consolidated financial statements for 2025.

Note 9. Fair Value Measurement

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

(in thousands)	May 31, 2026	May 31, 2025	Level
Assets:
Cash	$1,194	$534	Level 1
Money market funds	1,607	11,369	Level 1
U.S. treasuries	9,051	—	Level 1

Liabilities:
Common stock	$(14,847)	$—	Level 1

Our investments in money market funds, U.S. treasuries and common stock are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying value for these financial assets approximates fair value due to the near term maturities of the U.S. treasuries and money market funds.

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

“…the gross revenue generated by Client and its Affiliates, less the following items (if not previously deducted from the amount invoiced): (a) reasonable and customary trade, quantity and cash discounts actually granted and legally permitted wholesaler chargebacks actually paid or credited by Client and its Affiliates to wholesalers of products; (b) reasonable, customary and legally permitted rebates and retroactive price reductions actually granted; (c) freight charges for the delivery of products; (d) the portion of the administrative fees paid during the relevant time period to group purchasing organizations, pharmaceutical benefit managers and/or government-mandated Medicare or Medicaid Prescription Drug Plans relating specifically to the product; and (e) sales, use or excise taxes imposed and actually paid in connection with the sale of products (but excluding any value added taxes or taxes based on income or gross receipts).”

PRO 140 Acquisition and Licensing Arrangements

We originally acquired leronlimab, as well as certain other related assets, including the existing inventory of PRO 140 bulk drug substance, intellectual property and FDA regulatory filings, pursuant to an Asset Purchase Agreement, dated as of July 25, 2012, and effective October 16, 2012 (the “Progenics Purchase Agreement”), between the Company and Progenics. Pursuant to the Progenics Purchase Agreement, we are required to pay Progenics a milestone payment and royalties as follows: (i) $5,000,000 at the time of the first U.S. new drug application approval by the FDA or other non-U.S. approval for the sale of leronlimab; and (ii) royalty payments of up to 5% on net sales during the period beginning on the date of the first commercial sale of leronlimab until the later of (a) the expiration of the last to expire patent included in the acquired assets, and (b) 10 years, in each case determined on a country-by-country basis. To the extent that such remaining milestone payment and royalties are not timely made, under the terms of the Progenics Purchase Agreement, Progenics has certain repurchase rights relating to the assets sold to us thereunder.

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

Effective July 29, 2015, we entered into a License Agreement (the “Lonza Agreement”) with Lonza covering Lonza’s “system know-how” technology with respect to our use of proprietary cell lines to manufacture new leronlimab material. The Lonza Agreement provides for an annual license fee and future royalty payments, both of which vary based on whether Lonza or we or our strategic partner manufactures leronlimab. We currently use two independent parties as contract manufacturers for leronlimab, and continually review this arrangement. Should the arrangement continue as-is, an annual license fee of £0.3 million (approximately $0.35 million at current exchange rate) would continue to apply, as well as a royalty, of up to 2% of the net selling price upon commercialization of leronlimab, excluding value added taxes and similar amounts.

Operating Leases

We lease our principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on May 31, 2029. Consistent with the guidance in ASC 842, Leases, we have recorded this lease in our consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the fiscal years ended May 31, 2026 and 2025 were approximately $0.1 million and $0.1 million, respectively. Operating lease right-of-use assets are included in other non-current assets and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The following table summarizes the operating lease balances.

(in thousands)	May 31, 2026	May 31, 2025
Assets
Right-of-use asset	$73	$130
Liabilities
Current operating lease liability	$23	$141
Non-current operating lease liability	53	—
Total operating lease liability	$76	$141

The minimum (base rental) lease payments reconciled to the carrying value of the operating lease liabilities as of May 31, 2026, are expected to be as follows (in thousands):

Fiscal Year	Amount
2027	$27
2028	28
2029	29
Thereafter	—
Total operating lease payments	84
Less: imputed interest	(8)
Present value of operating lease liabilities	$76

Supplemental information related to the operating lease was as follows:

	May 31, 2026
Weighted average remaining lease term	3.0	years
Weighted average discount rate	7%

Legal Proceedings

On November 23, 2025, the Company recorded an accrual of approximately $15.4 million, which was revalued to approximately $15.3 million as of May 31, 2026, related to the Securities Class Action Lawsuits described below. The Company did not record any other accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Conclusion of Investigations by Securities and Exchange Commission and Department of Justice

In September 2025, the SEC and DOJ informed the Company that their respective investigations were effectively closed, and that nothing further was required of the Company.

Securities Class Action Lawsuits

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleges the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleges that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials and its human immunodeficiency virus (“HIV”) Biologic License Application (“BLA”). The amended complaint also alleges that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint seeks, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint. The second amended complaint was brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, makes similar allegations, names the same defendants, and asserts the same claims as the prior complaint, adds a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and seeks the same relief as the prior complaint. All defendants filed motions to dismiss the second amended complaint in whole or in part. By order dated June 25, 2025, the court denied defendants’ motions to dismiss.

On November 23, 2025, the Company reached an agreement in principle to settle the putative class-action lawsuit. The agreement in principle provides for a payment by the Company to the class of $500,000 in cash and 49 million shares of common stock of the Company in exchange for the dismissal and release of all claims against all defendants in the class action. The agreement is subject to final documentation, court approval and other conditions. On March 18, 2026, the lead plaintiffs filed a motion for preliminary approval of the settlement. On June 18, 2026, the court granted the preliminary approval of the settlement and scheduled a hearing for November 2, 2026 to consider, among other matters, the final approval of the settlement.

There can be no assurances as to the ultimate outcome of the class action, including that the court will grant final approval of the settlement on the terms the court has preliminary approved, or that any revised settlement terms, if applicable, will be finalized by the parties and approved by the court. The settlement agreement does not constitute an admission of, and the Company does not admit, any fault or liability. If the settlement cannot be finalized by the parties or is not approved by the court, the Company will defend the class action vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success by the plaintiffs on the merits. If the parties are unable to finalize the settlement, the class action could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Shareholder Derivative Lawsuits

On June 4, 2021, a stockholder filed a purported derivative lawsuit against certain of the Company’s former officers and directors, and the Company as a nominal defendant, in the U.S. District Court for the Western District of Washington. Two additional shareholder derivative lawsuits were filed against the same defendants in the same court on June 25, 2021 and August 18, 2021, respectively. The court has consolidated these three lawsuits for all purposes (“Consolidated Derivative Suit”). On January 20, 2022, the plaintiffs filed a consolidated complaint. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by allowing the Company to make false and misleading statements regarding, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials and its HIV BLA, and by failing to maintain an adequate system of oversight and controls. The consolidated complaint also asserts claims against one or more individual defendants for waste of corporate assets, unjust enrichment, contribution for alleged violations of the federal securities laws and for breach of fiduciary duty arising from alleged insider trading. The consolidated complaint seeks declaratory and equitable relief, an unspecified amount of damages and attorneys’ fees and costs.

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

On June 20, 2025, two other purported stockholders filed a purported derivative lawsuit against certain of the Company’s former officers, certain former and current directors, a third-party individual, and the Company as a nominal defendant, in the Delaware Court of Chancery. The complaint generally asserts that the individual defendants breached their fiduciary duties by allowing the Company to make false and misleading statements, by failing to maintain an adequate system of oversight and controls and/or by purportedly wrongfully refusing plaintiffs’ demands that the Company’s board investigate and initiate claims against certain of the Company’s former officers and directors based on allegations and claims similar to those set forth in the complaint. The complaint also asserts claims against certain individual defendants arising from alleged insider trading. The court has consolidated this lawsuit with the January 2024 lawsuit, and the plaintiffs have filed a consolidated complaint that makes allegations and asserts claims similar to those set forth in the January 2024 and June 2025 lawsuits.

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

Investor Lawsuit Seeking Issuance of Additional Shares

In January 2025, two former investors, who are also current shareholders, filed an action against the Company in relation to a dispute over how many shares were issued to them following their direct investment(s) with the Company. The former investors claim that the final pricing utilized to calculate the issuance of shares to them in 2022 was incorrect, and that they are entitled to more shares than were issued. The complaint presents legal claims based on breach of fiduciary duty, misrepresentation, fraud, negligence, theft and breach of contract.

The Company's position is that the claims are without any factual support, or support under applicable law and/or the underlying investment documents. The Company views this action as an attempt to extract more shares without further/fair investment and intends to vigorously defend itself.

Note 11. Related Party Transactions

The Board’s Audit Committee and the Board of Directors review and approve all related party transactions. The terms and amounts described below are not necessarily indicative of the terms and amounts that could have been incurred had comparable transactions been entered into with independent parties.

Dr. Lalezari, the Company’s current CEO, owns Lalezari Medical Corp., dba Quest Clinical Research (“Quest”). In the years prior to Dr. Lalezari’s appointment to CEO, Quest was one of several clinical locations for the Company’s past COVID-19 clinical trials. The Company entered into a Clinical Trial Agreement (“CTA”) with Quest in relation to said clinical trials. Each CTA was negotiated in the ordinary course of business by Amarex, the Company’s former CRO, during the years before Dr. Lalezari’s appointment as CEO of the Company in November 2023, and the operational and financial terms of the CTA with Quest were comparable to the terms available to unrelated clinical locations. In addition, since Dr. Lalezari became CEO, the Company has incurred approximately $58.1 thousand for services from Quest conducted by another principal investigator for one of the Company’s protocols. As of May 31, 2026 and May 31, 2025, the outstanding balance owed by the Company to Quest was approximately $0.2 million and $0.3 million, respectively.

Note 12. Employee Benefit Plan

The Company has an employee savings plan (the “401(k) Plan”), organized under Section 401(k) of the Internal Revenue Code (the “Code”), covering all employees. The Company makes a qualified non-elective contribution of 3%, which vests immediately. In addition, participants in the 401(k) Plan may contribute a percentage of their compensation, but not greater than the maximum allowed under the Code. During the fiscal years ended May 31, 2026 and 2025, the Company incurred an expense of approximately $56.4 thousand and $30.3 thousand, respectively, for qualified non-elective contributions.

Note 13. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on the clinical development of leronlimab. The Company’s measure of segment profit or loss is net earnings or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM is the chief executive officer (“CEO”). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across research and development projects that are in line with the Company’s long-term strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The comparison of budgeted versus actual results is used in assessing performance of the segment.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment. A reconciliation to the consolidated net income (loss) for the years ended May 31, 2026, and 2025 is included at the bottom of the table below.

	Years ended May 31,
(in thousands, except for per share data)	2026	2025
Expenses(1):
General and administrative expense(2)	$6,802	$6,434
Research and development(3)	14,713	7,278
Return of clinical expenses	—	(24,985)
Legal settlement loss	15,430	—
Stock-based compensation expense	1,630	1,612
Total operating expenses	38,575	(9,661)
Operating (loss) gain	(38,575)	9,661
Interest income	257	565
Interest on convertible notes	(2,489)	(4,424)
Amortization of discount on convertible notes	—	(407)
Standby equity purchase agreement commitment fee	(325)	—
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(1,628)	—
Legal settlement revaluation	83	—
Loss on induced conversion	—	(1,180)
Finance charges	(22)	(25)
Gain on restructuring of payables	—	407
Loss on derivatives	—	(852)
Segment net (loss) income	(42,699)	3,745
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—
Consolidated net (loss) income	$(42,699)	$3,745

(1)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)
General and administrative expense for the years ended May 31, 2026, and 2025 is net of $0.6 million and $0.8 million of stock-based compensation expense, respectively.
(3)
Research and development expense for the year ended May 31, 2026 and 2025 is net of $1.0 million and $0.8 million of stock-based compensation expense, respectively. For the year ended May 31, 2025, research and development expense is net of $25.0 million return of clinical expenses due to the settlement with Amarex.

Note 14. Subsequent Events

Note conversions

In June through August 2026, in satisfaction of the required monthly payments, the Company and the April 23, 2021 Noteholder entered into exchange agreements, pursuant to which portions of the April 23, 2021 Note were partitioned into new notes with an aggregate principal amount of $3.0 million, which were exchanged concurrently for a total of approximately 13.5 million shares.

Private placement of common stock and warrants through placement agent

In July and August 2026, the Company conducted a private placement of units consisting of common stock and warrants to accredited investors through a placement agent. Each unit sold included a fixed combination of one share of common stock and one warrant to purchase one share of common stock. Each unit has a purchase price of $0.20889, which was equal to 90% of the intraday volume weighted average price of the common stock on August 28, 2026. During July and August 2026, the Company sold a total of approximately 79.0 million units for a total of approximately $16.5 million of proceeds, net of issuance costs. The Company classified the securities issued in the private placement through the placement agent as a liability until the final issuance date. As part of the offering, the Company will issue approximately 79.0 million warrants to investors, with each such warrant having a five-year term and an exercise price of $0.25 per share. The warrants will be immediately exercisable upon issuance. In connection with the above, the Company paid the placement agent a total cash fee of approximately $2.1 million, equal to 13% of the gross proceeds of the offering, as well as a one-time fee for expenses of $5.0 thousand, and will issue a total of approximately 11.9 million warrants with an exercise price of $0.20889 per share and a ten-year term, representing 15% of the total number of shares of common stock sold in the offering, to the placement agent and its designees.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2026. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon the evaluation described above, that as of May 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2026.

Changes in Internal Control Over Financial Reporting

Other than as described above, during the quarter ended May 31, 2026, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15(d)‑15(f) promulgated under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report by our registered public accounting firm of management’s report regarding internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in, and is incorporated herein by reference to, our definitive proxy statement for our 2026 Annual Meeting of Stockholders under the captions Proposal 1: Election of Directors, Information about our Executive Officers, Code of Ethics and Business Conduct and Insider Trading Policy, and Delinquent Section 16(a) Reports (if applicable), to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended May 31, 2026 (the 2026 Proxy Statement”).

The Board has determined that Ryan C. Dunlap, who is chair of the Board’s Audit Committee, is an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC.

Item 11. Executive Compensation.

The information required by Item 11 relating to director and executive compensation will be contained in, and is incorporated herein by reference to, our 2026 Proxy Statement under the captions Director Compensation, 2026 Director Compensation Table, and Executive Compensation (excluding Pay versus Performance).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders’ matters will be contained in, and is incorporated herein by reference to, our 2026 Proxy Statement under the captions Stock Ownership by Principal Stockholders, Directors and Executive Officers and Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence will be contained in, and is incorporated herein by reference, to our 2026 Proxy Statement under the captions Related Person Transactions and Director Independence.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services will be contained in, and is incorporated herein by reference to, our 2026 Proxy Statement under the caption Matters Relating to the Company’s Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10‑K:
(1)
Consolidated Financial Statements

The consolidated financial statements for the fiscal years ended May 31, 2026, and 2025 are included under Part II, Item 8 of this report.

(2)
Financial Statement Schedules:

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)
Exhibits

			Incorporated by Reference
Exhibit No	Description	Filed Herewith	Form	Exhibit No.	Filing Date

2.1	Asset Purchase Agreement, dated as of July 25, 2012, between CytoDyn Inc. and Progenics Pharmaceuticals, Inc		8-K	10.1	7/30/2012

3.1	Amended and Restated Certificate of Incorporation, as amended November 21, 2025		POS AM	3.1	12/10/2025

3.2	Amended and Restated Bylaws of CytoDyn Inc.		8-K12G3	3.2	11/19/2018

4.1	Description of the Registrant’s Capital Stock	X

4.2	Form of Common Stock Certificate		8-K12G3	4.1	9/1/2015

4.3	Form of Warrant to Purchase Common Stock		8-K	4.1	1/31/2019

4.4	Form of Common Stock Purchase Warrant		8-K	4.1	8/29/2019

4.5	Form of Common Stock Purchase Warrant		8-K	4.1	12/27/2019

4.6	Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021		8-K	4.1	4/8/2021

4.7	Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021		8-K	4.1	4/29/2021

4.8	Form of Warrant		8-K	4.1	9/7/2021

4.9	Initial Warrant Issued under Surety Bond Backstop Agreement		8-K	4.1	2/17/2022

4.10	Make-Whole Warrant Issued under Surety Bond Backstop Agreement		8-K	4.2	2/17/2022

4.11	Warrant Issued to Richard G. Pestell		10-K	4.22	8/15/2022

4.12	Initial Warrant Issued under Surety Bond Backstop Extension	10-K	4.19	9/14/2023

4.13	Subsequent Warrant Issued under Surety Bond Backstop Extension	10-K	4.20	9/14/2023

4.14	Amendment to Secured Convertible Promissory Note between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	10-Q	10.1	4/8/2026

4.15	Amendment to Secured Convertible Promissory Note between CytoDyn Inc. and Uptown Capital, LLC dated April 23, 2021	10-Q	10.2	4/8/2026

10.1	Development and License Agreement between Protein Design Labs, Inc. (to which AbbVie Biotherapeutics Inc. is successor in interest) and Progenics Pharmaceuticals, Inc. (to which CytoDyn Inc. is successor in interest) effective as of April 30, 1999, as amended by letter agreement dated November 24, 2003	10-K	10.21	8/29/2013

10.2	License Agreement between CytoDyn Inc. and Lonza Sales AG dated July 29, 2015	8-K/A	10.1	8/19/2015

10.3	Development and Manufacturing Services Agreement, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.4	4/13/2017

10.4	Work Statement No. 01, dated as of November 9, 2016, by and between CytoDyn Inc. and CMC ICOS Biologics, Inc.	10-Q	10.5	4/13/2017

10.5	Form of Indemnification Agreement	10-Q	10.2	10/9/2018

10.6	Security Agreement between CytoDyn Inc. and Streeterville Capital, LLC, dated April 2, 2021	8-K	10.2	4/8/2021

10.7	Security Agreement between CytoDyn Inc. and Uptown Capital, LLC, dated April 23, 2021	8-K	10.2	4/29/2021

10.8*	CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”)	10-Q	10.4	1/9/2023

10.9*	Form of Stock Option Award Agreement for Executive Employees under the 2012 Plan	10-K	10.43	8/14/2020

10.10*	Form of Stock Option Award Agreement for Non-Employee Directors under the 2012 Plan	10-K	10.9	8/29/2013

10.11*	Form Stock Option Award Agreement (For Non-Employee Directors)	10-Q	10.2	1/9/2023

10.12*	Form Stock Option Award Agreement (For Executives)		10-Q	10.3	1/9/2023

10.13*	Employment Agreement between CytoDyn Inc. and Tyler Blok, effective August 15, 2023		10-Q	10.1	10/23/2023

10.14*	Employment Agreement between the Company and Jacob P. Lalezari, M.D., dated January 26, 2024		8-K	10.1	1/29/2024

10.15*	Employment Agreement between the Company and Robert E. Hoffman, dated May 2, 2025		8-K	10.1	5/6/2025

10.16	Standby Equity Purchase Agreement dated November 3, 2025 by and between the Registrant and YA II PN, Ltd.		8-K	10.1	11/3/2025

19.1	Statement of Insider Trading Policy and Related Trading Procedures		10-K	19.1	7/25/2025

21	Subsidiaries of the Registrant	X

23	Consent of CBIZ CPAs P.C.	X

31.1	Certification of Principal Executive Officer under Rule 13a‑14(a)	X

31.2	Certification of Chief Financial Officer under Rule 13a‑14(a)	X

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* Management contract, compensatory plan or arrangement

Item 16. Form 10‑K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2026	CYTODYN INC.
(Registrant)

	By:	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 31, 2026.

Principal Executive Officer:

/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer

Directors

/s/ Tanya Durkee Urbach
Tanya Durkee Urbach, Chair

/s/ Lishomwa C. Ndhlovu
Lishomwa C. Ndhlovu, M.D., Ph.D.

/s/ Karen J. Brunke
Karen J. Brunke, Ph.D.

/s/ Ryan M. Dunlap
Ryan M. Dunlap

/s/ Stephen M. Simes
Stephen M. Simes