Form 10-Q
period 2026-08-31
CytoDyn Inc.
filed 2026-10-14
CIK 1175680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

(360) 980‑8524

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act): Yes ☐ No ☒

On September 30, 2026, there were 1,469,518 thousand shares outstanding of the registrant’s $0.001 par value common stock.

PART I. Financial Information

Item 1. Consolidated Financial Statements

CytoDyn Inc.

Consolidated Balance Sheets

(Unaudited, in thousands, except par value)

	August 31, 2026	May 31, 2026
Assets
Current assets:
Cash and cash equivalents	$16,359	$11,852
Prepaid expenses	1,284	750
Prepaid service fees	1,340	1,276
Total current assets	18,983	13,878
Other non-current assets	71	95
Total assets	$19,054	$13,973
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$13,161	$13,155
Accrued liabilities and compensation	14,523	18,925
Accrued interest on convertible notes	8,609	11,140
Accrued dividends on convertible preferred stock	10,016	9,647
Current portion of long-term convertible notes payable	3,391	860
Total current liabilities	49,700	53,727
Convertible notes payable	23,809	26,340
Operating leases	47	53
Other liabilities (Note 10)	43,571	43,571
Total liabilities	117,127	123,691
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; 400 authorized; 19 issued and outstanding at August 31, 2026 and May 31, 2026	—	—
Series C convertible preferred stock, $0.001 par value; 8 authorized; 6 issued and outstanding at August 31, 2026 and May 31, 2026	—	—
Series D convertible preferred stock, $0.001 par value; 12 authorized; 9 issued and outstanding at August 31, 2026 and May 31, 2026	—	—
Common stock, $0.001 par value; 2,250,000 shares authorized; 1,454,640 and 1,373,803 issued, and 1,454,354 and 1,373,517 outstanding at August 31, 2026 and May 31, 2026, respectively	1,455	1,374
Treasury stock, $0.001 par value; 286 shares at August 31, 2026 and May 31, 2026	—	—
Additional paid-in capital	850,893	819,393
Accumulated deficit	(950,421)	(930,485)
Total stockholders’ deficit	(98,073)	(109,718)
Total liabilities and stockholders' deficit	$19,054	$13,973

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	Three months ended August 31,
	2026	2025
Operating expenses:
General and administrative	$2,056	$1,713
Research and development	4,521	3,232
Total operating expenses	6,577	4,945
Operating loss	(6,577)	(4,945)
Interest and other income (expense):
Interest income	54	94
Interest on convertible notes	(469)	(676)
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(3,921)	—
Legal settlement revaluation	3,249	—
Finance charges	—	(13)
Loss on note extinguishment	(12,272)	—
Total interest and other expenses	(13,359)	(595)
Loss before income taxes	(19,936)	(5,540)
Income tax benefit	—	—
Net loss	$(19,936)	$(5,540)
Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Weighted average common shares used in calculation of loss per share:
Basic	1,382,223	1,252,551
Diluted	1,382,223	1,252,551

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(Unaudited, in thousands)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2026	34	$—	1,373,803	$1,374	286	$—	$819,393	$(930,485)	$(109,718)
Issuance of stock for convertible note repayment	—	—	13,524	14	—	—	2,986	—	3,000
Stock issued for private offerings	—	—	67,313	67	—	—	28,359	—	28,426
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(369)	—	(369)
Stock-based compensation	—	—	—	—	—	—	524	—	524
Net loss	—	—	—	—	—	—	—	(19,936)	(19,936)
Balance at August 31, 2026	34	$—	1,454,640	$1,455	286	$—	$850,893	$(950,421)	$(98,073)

	Preferred stock		Common stock		Treasury stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance at May 31, 2025	34	$—	1,249,460	$1,249	286	$—	$790,495	$(887,786)	$(96,042)
Issuance of stock for convertible note repayment	—	—	7,462	8	—	—	2,242	—	2,250
Stock option exercises	—	—	100	—	—	—	21	—	21
Warrant exercises	—	—	23	—	—	—	—	—	—
Dividends accrued on Series C and D convertible preferred stock	—	—	—	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	—	(5,540)	(5,540)
Balance at August 31, 2025	34	$—	1,257,045	$1,257	286	$—	$792,564	$(893,326)	$(99,505)

See accompanying notes to consolidated financial statements.

CytoDyn Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended August 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,936)	$(5,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	4
Issuance costs for private placement of shares and warrants through placement agent	3,921	—
Loss on note extinguishment	12,272	—
Stock-based compensation	524	179
Prepaid expenses and other assets	(593)	1,989
Accounts payable, accrued expenses, and other liabilities	(3,933)	918
Net cash used in operating activities	(7,726)	(2,450)
Cash flows from investing activities:
Net cash provided by/used in investing activities	—	—
Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	12,233	—
Proceeds from exercise of stock options	—	21
Cash paid for note payable	—	(142)
Net cash provided by financing activities	12,233	(121)
Net change in cash and cash equivalents	4,507	(2,571)
Cash and cash equivalents at beginning of period	11,852	11,903
Cash and cash equivalents at end of period	$16,359	$9,332
Supplemental disclosure:
Cash paid for interest	$—	$13
Non-cash investing and financing transactions:
Issuance of common stock for interest on convertible notes	$3,000	$2,250
Accrued dividends on Series C and D convertible preferred stock	$374	$373
Warrants issued to placement agent	$2,160	$—

See accompanying notes to consolidated financial statements.

CYTODYN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2026

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The unaudited consolidated financial statements include the accounts of CytoDyn Inc. and its wholly owned subsidiary, CytoDyn Operations Inc. All intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) have been omitted in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the “2026 Form 10-K”). The results of operations for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year or for any other future annual or interim period.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company has an accumulated deficit of approximately $950.4 million as of August 31, 2026. These factors, among others, including the various matters discussed in Note 10, Commitments and Contingencies, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and comprise bank deposits, money market funds and treasury bills with original maturity dates of three months or less. Our investments in money market funds and treasury bills are recorded at fair value. The value of the money market fund as of August 31, 2026, and May 31, 2026, was approximately $0.1 million and $1.6 million, respectively. The value of the treasury bills as of August 31, 2026 and May 31, 2026 was approximately $2.0 million and $9.1 million, respectively.

Fair value of financial instruments

In accordance with the prescribed accounting guidance, the Company measured the fair value of money market funds, treasury bills, and common shares related to the settlement of the class action litigation previously filed against the Company (the “Securities Class Action Lawsuit”); for further information, see Note 10, Commitments and Contingencies) using the fair value hierarchy, which includes:

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

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. ASU 2024-04 did not have a material impact on the consolidated financial statements.

Note 3. Accrued Liabilities and Compensation

The components of accrued liabilities and compensation are as follows (in thousands):

	August 31, 2026	May 31, 2026
Compensation and related expense	$275	$919
Legal settlement	11,598	15,347
Legal fees	16	11
Clinical expense	1,973	2,025
License fees	638	600
Lease payable	23	23
Total accrued liabilities	$14,523	$18,925

Note 4. Convertible Instruments and Accrued Interest

Convertible preferred stock

The following table presents the number of potentially issuable shares of common stock, should shares of preferred stock and amounts of undeclared and accrued preferred dividends be converted to common stock.

	August 31, 2026			May 31, 2026
(in thousands except conversion rate)	Series B	Series C	Series D	Series B	Series C	Series D
Shares of preferred stock outstanding	19	6	9	19	6	9
Common stock conversion rate	10:1	2,000:1	1,250:1	10:1	2,000:1	1,250:1
Total shares of common stock if converted	190	12,390	10,565	190	12,390	10,565
Undeclared dividends	$30	$—	$—	$29	$—	$—
Accrued dividends	$—	$4,458	$5,558	$—	$4,302	$5,345
Total shares of common stock if dividends converted	60	8,916	11,116	58	8,604	10,690

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

Convertible Notes and Accrued Interest

The table below presents outstanding convertible notes and accrued interest as of August 31, 2026 and May 31, 2026:

	August 31, 2026			May 31, 2026
(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total	April 2, 2021 Note	April 23, 2021 Note	Total
Convertible notes payable	2,831	24,369	27,200	2,831	24,369	27,200
Accrued interest on convertible notes	5,982	2,627	8,609	5,872	5,268	11,140
Outstanding convertible notes payable and accrued interest	$8,813	$26,996	$35,809	$8,703	$29,637	$38,340

Reconciliation of changes to the outstanding balance of convertible notes, including accrued interest, were as follows:

(in thousands)	April 2, 2021 Note	April 23, 2021 Note	Total
Outstanding balance at May 31, 2026	$8,703	$29,637	$38,340
Interest expense	110	359	469
Fair market value of shares exchanged for repayment	—	(3,000)	(3,000)
Outstanding balance at August 31, 2026	$8,813	$26,996	$35,809

April 2, 2021 & April 23, 2021 Notes

Key terms of the outstanding convertible notes (the “Notes”) are as follows:

	August 31, 2026
	April 2, 2021 Note	April 23, 2021 Note
Interest rate per annum	5%	5%
Conversion price per share upon five trading days' notice	$10.00	$10.00
Party that controls the conversion rights	Investor	Investor
Maturity date	April 5, 2029	April 23, 2029
Security interest	All Company assets excluding intellectual property

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

During the three months ended August 31, 2026, in satisfaction of the required monthly payments, the Company and April 23, 2021 Noteholder entered into exchange agreements, pursuant to which the April 23, 2021 Note was partitioned into new notes (the “Partitioned Notes”) with an aggregate principal amount of approximately $3.0 million, which were exchanged concurrently for shares of the Company’s common stock of equal value, amounting to approximately 13.5 million shares of common stock. The monthly payments were applied to accrued interest on the April 23, 2021 Note. The outstanding balance of the April 23, 2021 Note was reduced by the Partitioned Notes to a total amount of $27.0 million.

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

Note 5. Equity

Private placement of common stock and warrants through placement agent

On August 28, 2026, the Company concluded a private offering to accredited investors of units through a placement agent that commenced in July 2026 (the “Placement Agent Offering”). Each unit consists of one share of common stock and one warrant to purchase one share of common stock. The purchase price per unit, $0.20889 (the “deal price”), was equal to 90% of the intraday volume weighted average prices ("VWAP") of the common stock as of the last closing on August 28, 2026. The Company sold approximately 77.4 million units for a total of approximately $16.2 million in cash in the Placement Agent Offering. Of these, approximately $14.0 million of proceeds relating to approximately 67.1 million units had been remitted to the Company as of August 31, 2026. The Company classified the securities issued in the private placement as a liability until the final close, when it was reclassified as equity.

The warrants issued to the investors in the private placement have a five-year term and an exercise price of $0.25 per share. The warrants were fully exercisable when issued. Except as described above, the terms of the warrants are substantially similar to the form of warrant included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021.

The Company agreed to use commercially reasonable efforts to prepare and file, and cause the SEC to declare effective, a registration statement under the Securities Act, covering the resale of the shares of common stock and the shares to be received upon the exercise of the warrants sold in the private placement.

As compensation to the placement agent, the Company paid a cash fee equal to 13% of the gross proceeds received from qualified investors. The Company also issued to the placement agent or its designees warrants to purchase approximately 11.6 million shares of common stock with an exercise price equal to the deal price. All warrants issued to the placement agent in connection with the private placement include a cashless exercise provision and are exercisable for a period of 10 years from the date of issuance.

Based on contractual payment terms, the private placement transactions above are considered convertible debt instruments prior to final settlement, and the option to enter a final closing that would lower the purchase price is considered a share-settled redemption feature. Therefore, approximately $3.9 million of cash and non-cash issuance costs associated with such issuances were capitalized and subsequently recognized through the statement of operations as interest expense on the final closing date. As the VWAP of the final closing on August 28, 2026, was lower than the VWAP on the initial closing on July 10, 2026, the share-settled redemption feature was triggered, and the Company recorded a $12.3 million non-cash loss on note extinguishment.

Direct Private Sales of Common Stock and Warrants to Accredited Investors

On August 3, 2026, the Company accepted a $50,000 investment from an accredited investor in a transaction not involving a placement agent. The terms of the investment were identical to those of the Placement Agent Offering described above. Based on the deal price of $0.20889 per unit, the accredited investor received 239,360 units.

Warrants

Warrant activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except for share data and years)	shares	exercise price	life in years	value
Warrants outstanding at May 31, 2026	306,367	$0.26	3.57	$25,421
Granted	78,917	$0.24
Exercised	—	$—
Forfeited, expired, and cancelled	(1,408)	$0.64
Warrants outstanding at August 31, 2026	383,876	$0.26	3.83	$12,034
Warrants outstanding and exercisable at August 31, 2026	383,876	$0.26	3.83	$12,034

Note 6. Equity Incentive Plan

Equity Incentive Plan

As of August 31, 2026, the Company had one active equity incentive plan, the CytoDyn Inc. Amended and Restated 2012 Equity Incentive Plan (the “EIP”). As of August 31, 2026 and May 31, 2026, the EIP covered a total of 93.1 million and 79.3 million shares of common stock, respectively. The “evergreen provision” automatically increased the number of shares of common stock subject to the EIP by an amount equal to 1% of the total outstanding shares on June 1, 2026. The EIP provides for awards of stock options to purchase shares of common stock, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

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

Stock-based compensation for the three months ended August 31, 2026 and 2025 was approximately $0.5 million and $0.2 million, respectively. Stock-based compensation is recorded in general and administrative and research and development costs.

Stock options

Stock option activity is presented in the table below:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
(in thousands, except per share data and years)	shares	exercise price	life in years	value
Options outstanding at May 31, 2026	50,156	$0.36	7.97	$3,146
Granted	1,400	$0.22
Exercised	—	$—
Forfeited, expired and cancelled	(50)	$1.09
Options outstanding at August 31, 2026	51,506	$0.36	7.74	$1,455
Options outstanding and exercisable at August 31, 2026	28,422	$0.40	6.72	$1,101

During the three months ended August 31, 2026 and 2025, stock options for approximately 1.4 million shares and 0.7 million shares, respectively, were granted. Of the options granted in the current year, approximately 0.4 million vest over four years, and approximately 1.0 million vest upon the achievement of specified performance conditions. Of the options granted in the prior year, approximately 0.4 million vest over four years, and approximately 0.3 million vest over one year. The Company records compensation expense based on the Black-Scholes fair value per share of the awards on the grant date. The weighted average fair value per share was $0.26 for the stock options granted in the three months ended August 31, 2026 and 2025.

PSUs

The following table summarizes the Company’s PSU activity:

Weighted
		Weighted	average
		average	remaining
	Number of	grant date	contractual
(shares in thousands)	PSUs (1)	fair value	life in years
Unvested PSUs at May 31, 2026	3,500	0.41	2.00
PSUs granted	—
PSUs forfeited	—
PSUs vested	—
Unvested PSUs at August 31, 2026	3,500	$0.41	1.75

(1)
The number of PSUs disclosed in this table are at the target level of 100%.

The vesting of the PSUs is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSUs by a payout percentage ranging from 0% to 100%.

Based on the estimated level of achievement of the performance targets associated with the PSUs as of August 31, 2026, unrecognized compensation expense related to the unvested portion of the Company’s PSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 1.75 years.

Note 7. Loss per Share

Basic loss per share is computed by dividing the net loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted loss per share includes the weighted average common shares outstanding and potentially dilutive common stock equivalents. Basic and diluted loss per share for the three months ended August 31, 2026 and 2025 were calculated as follows:

	Three months ended August 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net loss	$(19,936)	$(5,540)
Less: Accrued preferred stock dividends	(374)	(373)
Basic net loss applicable to common stockholders	(20,310)	(5,913)
Diluted net loss applicable to common stockholders	$(20,310)	$(5,913)
Denominator:
Basic weighted average common shares outstanding	1,382,223	1,252,551
Effect of dilutive securities:
Warrant exercises	—	—
Preferred stock conversions	—	—
Diluted weighted average common shares outstanding	1,382,223	1,252,551
Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

The table below shows the approximate number of shares of common stock issuable upon the exercise, vesting, or conversion of outstanding options, PSUs, warrants, convertible notes, and convertible preferred stock (including undeclared dividends) that were not included in the computation of diluted weighted average number of shares of common stock outstanding for the periods presented:

	Three months ended August 31,
(in thousands)	2026	2025
Stock options, PSUs, and warrants	438,882	254,959
Convertible notes	12,000	12,000
Convertible preferred stock	43,239	40,761

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

The Company had no income tax expense for the three months ended August 31, 2026 and 2025. The provision for income taxes for the three months ended August 31, 2026 and 2025 is based on the Company’s estimated annualized effective tax rate for the fiscal years ending May 31, 2027 and 2026, respectively. For the three months ended August 31, 2026, the Company’s recognized effective tax rate differs from the U.S. federal statutory rate due to the Company maintaining a full valuation allowance on its net deferred tax assets, as the Company does not consider it more likely than not that the benefits from the net deferred tax assets will be realized.

Note 9. Fair Value Measurement

The following table provides information by level for assets and liabilities that are measured at fair value on a recurring basis.

(in thousands)	August 31, 2026	May 31, 2026	Level
Assets:
Cash	$14,168	$1,194	Level 1
Money market funds	142	1,607	Level 1
U.S. treasuries	2,049	9,051	Level 1

Liabilities:
Common stock	$(11,598)	$(14,847)	Level 1

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

Operating lease commitments

The Company leases its principal office location in Vancouver, Washington (the “Vancouver Lease”). The Vancouver Lease expires on May 31, 2029. Consistent with the guidance in ASC 842, Leases, the Company has recorded this lease in its consolidated balance sheet as an operating lease. For the purpose of determining the right of use asset and associated lease liability, we determined that the renewal of the Vancouver lease was not reasonably probable. The lease does not include any restrictions or covenants requiring special treatment under ASC 842, Leases. Operating lease costs for the three months ended August 31, 2026 and 2025 were approximately $11.7 thousand and $30.8 thousand, respectively. Operating lease right-of-use assets are included in other non-current assets, and the current portion of operating lease liabilities are included in accrued liabilities and compensation on the consolidated balance sheets. The following table summarizes the operating lease balances:

(in thousands)	August 31, 2026	May 31, 2026
Assets
Right-of-use asset	$68	$73
Liabilities
Current operating lease liability	$23	$23
Non-current operating lease liability	47	53
Total operating lease liability	$70	$76

The minimum (base rental) lease payments are expected to be as follows as of August 31, 2026 (in thousands):

Fiscal Year	Amount
2027 - 9 months remaining	$20
2028	28
2029	29
Thereafter	—
Total operating lease payments	77
Less: imputed interest	(7)
Present value of operating lease liabilities	$70

Supplemental information related to operating leases was as follows:

	August 31, 2026
Weighted average remaining lease term	2.8	years
Weighted average discount rate	7%

PRO 140 Acquisition and Licensing Arrangements

Refer to Note 10, Commitments and Contingencies, in the 2026 Form 10-K for additional information.

Legal proceedings

On November 23, 2025, the Company recorded an accrual of approximately $15.4 million, which was revalued to approximately $11.6 million as of August 31, 2026, related to the Securities Class Action Lawsuit described below. The Company did not record any other accruals related to the outcomes of the legal matters described below. It is not possible to determine the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements.

Securities Class Action Lawsuit

On March 17, 2021, a stockholder filed a putative class-action lawsuit (the “March 17, 2021 lawsuit”) in the U.S. District Court for the Western District of Washington against the Company and certain former officers. The complaint generally alleged the defendants made false and misleading statements regarding the viability of leronlimab as a potential treatment for COVID-19. On April 9, 2021, a second stockholder filed a similar putative class action lawsuit in the same court, which the plaintiff voluntarily dismissed without prejudice on July 23, 2021. On August 9, 2021, the court appointed lead plaintiffs for the March 17, 2021 lawsuit. On December 21, 2021, lead plaintiffs filed an amended complaint, which was brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and May 17, 2021. The amended complaint generally alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making purportedly false or misleading statements concerning, among other things, the safety and efficacy of leronlimab as a potential treatment for COVID-19, the Company’s CD10 and CD12 clinical trials and its human immunodeficiency virus (“HIV”) Biologic License Application (“BLA”). The amended complaint also alleged that the individual defendants violated Section 20A of the Exchange Act by selling shares of the Company’s common stock purportedly while in possession of material nonpublic information. The amended complaint sought, among other relief, a ruling that the case may proceed as a class action and unspecified damages and attorneys’ fees and costs. On February 25, 2022, the defendants filed a motion to dismiss the amended complaint. On June 24, 2022, lead plaintiffs filed a second amended complaint (the ‘Securities Class Action Lawsuit”). The second amended complaint was brought on behalf of an alleged class of those who purchased the Company’s common stock between March 27, 2020 and March 30, 2022, made similar allegations, named the same defendants, and asserted the same claims as the prior complaint, added a claim for alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5(a) and (c) promulgated thereunder, and sought the same relief as the prior complaint. All defendants filed motions to dismiss the second amended complaint in whole or in part. By order dated June 25, 2025, the court denied defendants’ motions to dismiss.

On November 23, 2025, the Company reached an agreement in principle to settle the Securities Class Action Lawsuit. The agreement in principle provides for a payment by the Company to the class of $500,000 in cash and 49 million shares of common stock of the Company in exchange for the dismissal and release of all claims against all defendants in the class action. The agreement is subject to final documentation, court approval, and other conditions. On March 18, 2026, the lead plaintiffs filed a motion for preliminary approval of the settlement. On June 18, 2026, the court granted preliminary approval of the settlement and scheduled a hearing for November 2, 2026 to consider, among other matters, the final approval of the settlement.

There can be no assurances as to the ultimate outcome of the Securities Class Action Lawsuit, including that the court will grant final approval of the settlement on the terms the court has preliminarily approved, or that any revised settlement terms, if applicable, will be finalized by the parties and approved by the court. The settlement agreement does not constitute an admission of, and the Company does not admit, any fault or liability. If the settlement cannot be finalized by the parties or is not approved by the court, the Company will defend the Securities Class Action Lawsuit vigorously and believes there are meritorious defenses and legal standards that must be met for, among other things, success by the plaintiffs on the merits. If the parties are unable to finalize the settlement, the Securities Class Action Lawsuit could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

On September 30, 2026, the parties notified the courts in these derivative actions that the parties had reached an agreement in principle to settle the pending derivative lawsuits outlined above. Both courts have granted the parties’ joint request to stay the actions so as to permit the parties to finalize and submit the appropriate settlement documentation to the Court. The Parties are in the process of preparing the necessary settlement documentation. The settlement is subject to documentation and court approval.

There can be no assurances as to the ultimate outcome of the derivative matters, including that the court will grant final approval of the settlement on the terms the parties will present. The settlement agreement in principle does not constitute an admission of, and the Company does not admit, any fault or liability. The Company and the individual defendants deny all allegations of wrongdoing in the complaints. If the settlement cannot be finalized by the parties or is not approved by the court, the Company intends to vigorously defend the litigation.

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

The following table is representative of the significant expense categories regularly provided to the chief operating decision maker ("CODM") when managing the Company’s single reporting segment.

	Three months ended August 31,
(in thousands, except for per share data)	2026	2025
Expenses(1):
General and administrative expense(2)	$1,639	$1,622
Research and development(3)	4,414	3,144
Stock-based compensation expense	524	179
Total operating expenses	6,577	4,945
Operating loss	(6,577)	(4,945)
Interest income	54	94
Interest on convertible notes	(469)	(676)
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(3,921)	—
Legal settlement revaluation	3,249	—
Finance charges	—	(13)
Loss on note extinguishment	(12,272)	—
Segment net loss	(19,936)	(5,540)
Reconciliation of profit or loss:
Adjustments or reconciling items	—	—
Consolidated net loss	$(19,936)	$(5,540)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) General and administrative expense for the three months ended August 31, 2026, and 2025 is net of approximately $0.4 million and $0.1 million, respectively, of stock-based compensation expense.

(3) Research and development expense for the three months ended August 31, 2026 and 2025 is net of approximately $0.1 million of stock-based compensation expense.

Note 12. Subsequent Events

Note conversion

In September 2026, in satisfaction of the required monthly payment, the Company and the Noteholder of the April 23, 2021 Note entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $1.0 million. The new note was exchanged concurrently for approximately 4.9 million shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this quarterly report on Form 10-Q (this “Form 10-Q”) contains, or incorporates by reference, forward-looking statements that involve risks, uncertainties, and assumptions that are difficult to predict. Words and expressions reflecting optimism, satisfaction, or disappointment with current prospects, as well as words such as “believes,” “intends,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” and variations thereof, or the use of future tense, identify forward-looking statements, but their absence does not mean that a statement is not forward-looking.

Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements. In evaluating all such statements, we urge you to specifically consider various risks identified elsewhere in this Form 10-Q, including Item 1A of Part II, as well as those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (the “2026 Form 10-K”), any of which could cause actual results to differ materially from those indicated by our forward-looking statements.

Our forward-looking statements reflect our current views with respect to future events and are based on currently available financial, economic, scientific, and competitive data and information about current business plans.

Forward-looking statements may include, among others, statements about leronlimab, its ability to have positive health outcomes, the Company’s ability to implement a successful operating strategy for the development of leronlimab and thereby create shareholder value, the ability to obtain regulatory approval of the Company’s drug products for commercial sales, and the strength of the Company’s leadership team. The Company’s forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties, including: (i) the regulatory determinations of leronlimab’s safety and effectiveness to treat the disease and conditions for which we are studying the product by the FDA and, potentially, drug regulatory agencies in other countries; (ii) the Company’s ability to raise additional capital to fund its operations; (iii) the Company’s ability to meet its debt and other payment obligations; (iv) the Company’s ability to enter into or maintain partnership or licensing arrangements with third parties; (v) the Company’s ability to recruit and retain key employees; (vi) the timely and sufficient development, through internal resources or third-party consultants, of analyses of the data generated from the Company’s clinical trials required by the FDA or other regulatory agencies in connection with applications for approval of the Company’s drug product; (vii) the Company’s ability to achieve approval of a marketable product; (viii) the design, implementation, and conduct of clinical trials; (ix) the results of any such clinical trials, including the possibility of unfavorable clinical trial results; (x) the market for, and marketability of, any product that is approved; (xi) the existence or development of vaccines, drugs, or other treatments that are viewed by medical professionals or patients as superior to the Company’s products; (xii) regulatory initiatives, compliance with governmental regulations, and the regulatory approval process; (xiii) legal proceedings, investigations, or inquiries affecting the Company or its products, including the finalization of an agreement in principle to settle the class action litigation filed against the Company in the state of Washington (the “Securities Class Action Lawsuit”); (xiv) stockholder actions or proposals with regard to the Company, its management, or its Board of Directors; (xv) general economic and business conditions; (xvi) changes in domestic and foreign political and social conditions; and (xvii) various other matters, many of which are beyond the Company’s control.

We intend that all forward-looking statements made in this Form 10-Q will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent applicable. Except as required by law, we do not undertake any responsibility to update these forward-looking statements to address events or circumstances that occur after the date of this Form 10-Q. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events that may cause actual results to differ from those expressed or implied by these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2026 Form 10-K, and the other sections of this Form 10-Q, including our consolidated financial statements and related notes set forth in Part I, Item 1. This discussion and analysis contains forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives, and performance that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

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

Corporate Developments

Refer to Note 5, Equity - Private Placement of Common Stock and Warrants through Placement Agent, and Note 12, Subsequent Events, in Item 1 of Part I of this Form 10-Q.

Fluctuations in operating results

The Company’s operating results may fluctuate significantly depending on the outcomes, number, and timing of pre-clinical and clinical studies, patient enrollment and/or completion rates in the studies, and their related effect on research and development expenses, regulatory and compliance activities, activities related to seeking FDA approval of our drug product, general and administrative expenses, professional fees, and legal and regulatory proceedings and related consequences. We require a significant amount of capital to continue to operate; therefore, we regularly conduct financing offerings to raise capital, which may result in various forms of non-cash interest expense or other expenses. Additionally, we periodically seek to negotiate settlement of debt payment obligations in exchange for equity securities of the Company and enter into warrant exchanges or modifications that may result in non-cash charges. Our ability to continue to fund operations will depend on our ability to raise additional funds. See the Liquidity and Capital Resources and Going Concern sections in this Item 2 of Part I, Item 1A of Part II of this Form 10-Q, and Item 1A. Risk Factors in our 2026 Form 10-K.

The results of operations were as follows for the periods presented:

	Three months ended August 31,		Change
(in thousands, except for per share data)	2026	2025	$	%
Operating expenses:
General and administrative	$2,056	$1,713	$343	20%
Research and development	4,521	3,232	1,289	40
Total operating expenses	6,577	4,945	1,632	33
Operating loss	(6,577)	(4,945)	(1,632)	(33)
Interest and other income (expense):
Interest income	54	94	(40)	(43)
Interest on convertible notes	(469)	(676)	207	31
Issuance costs for private placement of shares and warrants through placement agent	(3,921)	—	(3,921)	(100)
Legal settlement revaluation	3,249	—	3,249	100
Finance charges	—	(13)	13	100
Loss on note extinguishment	(12,272)	—	(12,272)	(100)
Total interest and other expenses	(13,359)	(595)	(12,764)	(2,145)
Loss before income taxes	(19,936)	(5,540)	(14,396)	(260)
Income tax benefit	—	—	—	—
Net loss	$(19,936)	$(5,540)	$(14,396)	(260)%
Loss per share:
Basic	$(0.01)	$0.00	$(0.01)	(100)%
Diluted	$(0.01)	$0.00	$(0.01)	(100)%

Weighted average common shares used in calculation of loss per share:
Basic	1,382,223	1,252,551	129,672	10%
Diluted	1,382,223	1,252,551	129,672	10%

General and administrative (“G&A”) expenses

G&A expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2026	2025	$	%
Salaries, benefits and other compensation	$599	495	$104	21%
Stock-based compensation	417	91	326	358
Legal fees	365	376	(11)	(3)
Insurance	245	277	(32)	(12)
Other	430	474	(44)	(9)
Total general and administrative	$2,056	$1,713	$343	20%

The increase in G&A expenses for the three-month period ended August 31, 2026, compared to the same period in the prior year, was primarily due to stock-based compensation, primarily attributable to an increase of outstanding stock options compared to the prior period and the change of the vesting schedules of stock options granted in the fiscal year ended May 31, 2026.

Research and development (“R&D”) expenses

R&D expenses consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2026	2025	$	%
Clinical	$3,937	$2,479	$1,458	59%
Non-clinical	203	200	3	2
CMC	340	415	(75)	(18)
License and patent fees	41	138	(97)	(70)
Total research and development	$4,521	$3,232	$1,289	40%

The increases in R&D expenses in the three-month period ended August 31, 2026, compared to the same period in the prior year, was due to higher clinical expenses related to the Phase II trial of leronlimab in patients with relapsed/refractory micro-satellite stable colorectal cancer in the current period.

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

Interest and other income (expense)

Interest and other income (expense) consisted of the following:

	Three months ended August 31,		Change
(in thousands)	2026	2025	$	%
Interest income	$54	94	$(40)	(43)%
Interest on convertible notes	(469)	$(676)	207	(31)
Issuance costs for private placement of shares and warrants through placement agent (Note 5)	(3,921)	—	(3,921)	(100)
Legal settlement revaluation	3,249	—	3,249	100
Finance charges	—	(13)	13	100
Loss on note extinguishment	(12,272)	—	(12,272)	(100)
Total interest and other expenses	$(13,359)	$(595)	$(12,764)	2,145%

The increase in interest and other expenses for the three-month period ended August 31, 2026, compared with the same period in the prior year, was primarily due to the loss on note extinguishment and issuance costs for private placement of shares through placement agent, partially offset by the legal settlement revaluation. The increase in loss on note extinguishment was due to the final closing price of the related private placements being lower than the initial closing price. See Note 5, Equity, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for more information on the issuance costs for private placement of shares and warrants through placement agent. The legal settlement revaluation is related to the change in value of the Securities Class Action Lawsuit settlement.

Liquidity and Capital Resources

As of August 31, 2026, we had a total of approximately $16.4 million in cash and cash equivalents and approximately $49.7 million in short-term liabilities. We expect to continue to incur operating losses and require a significant amount of capital in the future as we continue to seek approval to commercialize leronlimab. There can be no assurance that future funding will be available to us when needed on terms that are acceptable to us, or at all. We sell securities and incur debt when the terms of such arrangements are deemed acceptable to both parties under then current circumstances and as necessary to fund our current and projected cash needs. As of August 31, 2026, we had approximately 118.5 million shares of common stock available for issuance in new financing transactions.

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

On November 3, 2025, the Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd., a Cayman Islands exempt limited partnership (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $30.0 million of its shares of common stock, subject to certain limitations and conditions set forth in the purchase agreement, from time to time during the term of the purchase agreement.

Future third-party funding arrangements may also require the Company to relinquish valuable rights. Additional capital, if available, may not be available on reasonable or non-dilutive terms.

Cash and cash equivalents

The Company’s cash and cash equivalents position of approximately $16.4 million as of August 31, 2026 increased by approximately $4.5 million when compared to the balance of $11.9 million as of May 31, 2026. This increase was primarily the result of approximately $12.2 million in cash provided by financing activities offset by operational expenses. Refer to Item 1, Note 2, Summary of Significant Accounting Policies – Going Concern, and the Going Concern discussion below for information regarding concerns about the Company’s ability to continue to fund its operations and satisfy its payment obligations and commitments. A summary of cash flows and changes between the periods presented is as follows:

	Three months ended August 31,		Change
(in thousands)	2026	2025	$
Net cash (used in) provided by:
Net cash (used in) provided by operating activities	$(7,726)	$(2,450)	$(5,276)
Net cash (used in) provided by financing activities	$12,233	$(121)	$12,354

Cash used in operating activities

Net cash used in operating activities totaled approximately $7.7 million during the three months ended August 31, 2026, representing an increase of approximately $5.3 million compared to the three months ended August 31, 2025. The increase in the net amount of cash used in operating activities was due primarily to an increase in research and development related payments and paying the full annual insurance expenses in the current quarter.

Cash provided by financing activities

Net cash provided by financing activities totaled approximately $12.2 million during the three months ended August 31, 2026, an increase of approximately $12.4 million compared to the three months ended August 31, 2025. The increase in net cash provided was primarily the result of the private sale of common stock and warrants.

Convertible debt

April 2, 2021 Convertible Note

On April 2, 2021, we issued a convertible note with a principal amount of $28.5 million, resulting in net cash proceeds of $25.0 million after $3.4 million of debt discount and $0.1 million of offering costs. At August 31, 2026, the Note terms provided for accruing interest daily at a rate of 5% per annum, a stated conversion price of $10.00 per share, and maturity in April 2029. As of August 31, 2026, the outstanding balance of the April 2, 2021 Note, including accrued interest, was approximately $8.8 million.

April 23, 2021 Convertible Note

On April 23, 2021, we issued a convertible note with a principal amount of $28.5 million, resulting in net cash proceeds of $25.0 million after $3.4 million of debt discount and $0.1 million of offering costs. At August 31, 2026, the Note terms provided for accruing interest daily at a rate of 5% per annum, a stated conversion price of $10.00 per share, and maturity in April 2029. As of August 31, 2026, the outstanding balance of the April 23, 2021 Note, including accrued interest, was approximately $27.0 million. In September 2026, in satisfaction of the required monthly payment, the Company and the Noteholder of the April 23, 2021 Note entered into an exchange agreement, pursuant to which a portion of the April 23, 2021 Note was partitioned into a new note with an aggregate principal amount of approximately $1.0 million. The new note was exchanged concurrently for approximately 4.9 million shares. Refer to Item 1, Note 12. Subsequent Events.

Common stock

We have 2,250.0 million authorized shares of common stock. The table below summarizes intended uses of common stock.

As of
(in millions)	August 31, 2026
Issuable upon:
Warrant exercises	383.9
Convertible preferred stock and undeclared dividends conversion	43.2
Exercises of outstanding stock options and vesting of outstanding PSUs	55.0
Reserved for issuance pursuant to future stock-based awards under equity incentive plan	18.5
Reserved for issuance under Standby Equity Purchase Agreement	115.5
Reserved for issuance pursuant to legal settlement, subject to court approval	49.0
Reserved and issuable upon conversion of outstanding convertible notes	12.0
Total shares reserved for future uses	677.1
Common stock outstanding	1,454.4

As of August 31, 2026, we had approximately 118.5 million unreserved authorized shares of common stock available for issuance. Our ability to continue to fund our operations depends on our ability to raise capital. The funding necessary for our operations may not be available on acceptable terms, or at all. If we deplete our cash reserves, we may have to discontinue our operations and liquidate our assets. In extreme cases, we could be forced to file for bankruptcy protection.

Off-Balance Sheet Arrangements

As of August 31, 2026, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our current or future financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Refer to Note 3, Accrued Liabilities and Compensation, Note 4, Convertible Instruments and Accrued Interest, and Note 10, Commitments and Contingencies included in Part I, Item 1 of this Form 10-Q, and Notes 4 and 10 in Part II, Item 8 in the 2026 Form 10-K.

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

It generally is not possible to predict the outcome of these proceedings, including the defense and other litigation-related costs and expenses that may be incurred by the Company, as the outcomes of legal proceedings are inherently uncertain, and the outcomes could differ significantly from recognized accruals. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a recognized accrual, if any, could be material to the Company’s consolidated financial statements. As of August 31, 2026, the Company had not recorded any accruals related to the outcomes of the legal matters discussed in this Form 10-Q, other than approximately $11.6 million in connection with an agreement in principle to settle the Securities Class Action Lawsuit, as discussed in Part I, Item 1, Note 10, Commitments and Contingencies – Legal Proceedings of this Form 10-Q.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As presented in the accompanying consolidated financial statements, the Company had losses for all periods presented. The Company had an accumulated deficit of approximately $950.4 million as of August 31, 2026. These factors, among several others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

New Accounting Pronouncements

Refer to Part I, Item 1, Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements in this Form 10-Q for the discussion.

Critical Accounting Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. The Company’s critical accounting estimates are described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in our 2026 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported in Part II, Item 7A of the 2026 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2026. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded, based upon the evaluation described above, that as of August 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended August 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

For a description of pending material legal proceedings, please see Note 10, Commitments and Contingencies–Legal Proceedings, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

We are subject to various risks, including risk factors identified in our 2026 Form 10-K. You should carefully consider those risk factors in addition to other information in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Shares in Convertible Note Exchange Transactions

In September 2026, the Company and the holder of its April 23, 2021 Note, in partial satisfaction of the holder’s redemption rights, entered into an exchange agreement pursuant to which a portion of the original note was partitioned into a new note with a principal amount of approximately $1.0 million. The new note was exchanged concurrently with issuance of a total of approximately 4.9 million shares of common stock. The Company relied on the exemption provided by Section 3(a)(9) of the Securities Act in connection with the exchange transaction.

Item 6. Exhibits

(a)
Exhibits:

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

CYTODYN INC.
(Registrant)

Dated: October 14, 2026	/s/ Jacob Lalezari
Jacob Lalezari
Chief Executive Officer
(Principal Executive Officer)

Dated: October 14, 2026	/s/ Robert E. Hoffman
Robert E. Hoffman
Chief Financial Officer
(Principal Financial and Accounting Officer)